Form 10-K405
period 1995-09-30
LIDAK PHARMACEUTICALS
filed 1995-12-13
CIK 858803

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended SEPTEMBER 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------

                          Commission File No. 0-18734

                             LIDAK PHARMACEUTICALS
             (Exact name of registrant as specified in its charter)
          CALIFORNIA                                       33-0314804
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

11077 N. TORREY PINES ROAD
 LA JOLLA, CALIFORNIA                                        92037
(Address of principal executive office)                    (Zip Code)

                                 (619) 558-0364
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. /X/

The aggregate market value of the Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Class A Common Stock as reported by NASDAQ on December 1, 1995: $4.3750.

The number of shares of Common Stock of the Registrant issued and outstanding as of December 1, 1995:

         Class A common stock, no par value                 30,457,901
         Class B common stock, no par value                    283,000

                      DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 28, 1996 in connection with Registrant's annual meeting of stockholders to be held on March 16, 1996 is incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.          BUSINESS


GENERAL

         LIDAK Pharmaceuticals ("LIDAK" or the "Company") is a development stage company organized to engage in research, development and commercialization of innovative pharmaceutical products. The Company was incorporated in California in 1988 and since inception has operated in one business segment -- research and development of pharmaceutical products. See "Item 6.--Selected Financial Data." The Company is currently focusing on the development and commercialization of 1) its patented therapeutic product n-docosanol 10% cream (LIDAKOL(TM)), as a topical treatment for oral herpes (cold sores or fever blisters), and 2) its patented Large Multivalent Immunogen ("LMI") technology as a potential immunotherapeutic vaccine treatment for malignant melanoma and other human cancers.

         During fiscal 1995, a Phase 3 clinical trial of LIDAKOL as a topical treatment for oral herpes was completed in Europe by the Company's European licensing partner, Yamanouchi Europe. Three additional Phase 3 clinical trials of LIDAKOL for the same indication conducted by the Company in the U.S. and Canada have been recently completed and results of these trials are expected in the first calendar quarter of 1996.

         To date, the Company has entered into four licensing agreements relating to the marketing of LIDAKOL. In November 1991, the Company entered into an agreement with Yamanouchi Europe, b.v., formerly Brocades-Pharma, b.v. of the Netherlands ("Yamanouchi"), under which Yamanouchi received rights to market certain topical indications of LIDAKOL in certain European and other countries. In July 1993, the Company entered into a licensing agreement with CTS Chemical Industries, Ltd. ("CTS"), a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, under which CTS received rights to market certain topical indications of LIDAKOL in Israel. In July 1994, the Company entered into an agreement with Boryung Pharmaceuticals Company, Ltd. ("Boryung"), located in Seoul, Korea, under which Boryung received the rights to market certain topical indications of LIDAKOL in the Republic of Korea. In October 1994, the Company entered into an agreement with Grelan Pharmaceutical Co., Ltd. ("Grelan"), located in Tokyo, Japan, under which Grelan received rights to market certain indications of LIDAKOL in Japan. In each of the territories covered by the above agreements, as well as in the United States and other territories not covered by these agreements, marketing of LIDAKOL is subject to obtaining appropriate government approvals. The Company is currently seeking licensing and/or other collaborative arrangements with respect to LIDAKOL in the United States and other territories not covered by the above agreements.

         The Company's second current area of focus is the development of new therapeutic approaches to cancer and viral infections using the LMI technology. This technology involves the use of antigen-containing artificial cell membranes to stimulate the immune system's defense against cancer and viral diseases. The Company has an Investigational New Drug Application ("IND"), approved by the United States Food and Drug Administration ("FDA"), and anticipates initiating a Phase 1/Phase 2 clinical trial of LMI in patients with malignant melanoma in the first quarter of fiscal 1996. The Company's rights to the LMI technology, and certain other technologies, derive from a licensing agreement with Medical Biology Institute ("MBI"), a non-profit research organization founded in 1981 by Dr. David H. Katz, the founder, President and Chief Executive Officer of the Company.

         The Company has experienced significant losses since inception and its business is subject to significant risks. The Company does not expect LIDAKOL, LMI or any other of its proposed products to be available for commercial sale for several years, if at all. Assuming that the Company is successful in obtaining applicable regulatory approvals, it will still be necessary to enter into additional licensing or other collaborative arrangements with pharmaceutical or biotechnology companies which have sufficient financial resources and expertise and/or to raise substantial additional financing and hire appropriate personnel in order for the Company to successfully commercialize LIDAKOL for oral herpes in the United States. In order for the Company to successfully commercialize other indications of LIDAKOL, LMI, or any other technologies, it will be necessary to enter into additional licensing or other collaborative arrangements with pharmaceutical or biotechnology companies which will bear the cost of completing the remaining non-clinical development, the required clinical trials and regulatory approval process and marketing of such products, if approved, and/or to raise substantial additional financing and hire appropriate personnel.

         There can be no assurance that the results from the Phase 3 clinical trials of LIDAKOL in the U.S. and Canada or future clinical trials of LMI will demonstrate satisfactory efficacy and safety to support the filing of New Drug Applications ("NDA") with the FDA or other marketing approval applications with regulatory agencies outside the U.S., that the FDA and/or other regulatory agencies outside the U.S. will not require the Company to perform additional clinical trials or that the FDA and/or other regulatory agencies outside the U.S will ultimately grant marketing approval for these products. There can be no assurance that additional non-clinical and clinical testing will demonstrate that the Company's other technologies will meet the safety and efficacy requirements to complete development and obtain appropriate regulatory marketing approvals. Furthermore, there can be no assurance that the Company will be able to raise sufficient additional capital to complete development efforts and commercialize any of its proposed products or that additional licensing arrangements can be established on terms favorable to the Company, or at all.

RESEARCH AND DEVELOPMENT

         LIDAKOL: Company scientists have developed a therapeutic compound, n-docosanol, trademarked under the name LIDAKOL, which has demonstrated anti-viral and anti-inflammatory properties. The Company has been focusing on approval for LIDAKOL as a topical treatment for oral herpes infections. During fiscal 1995, a Phase 3 clinical trial of LIDAKOL as a topical treatment for oral herpes was completed in Europe by Yamanouchi, the Company's licensing partner in Europe. In this double blind study, LIDAKOL was compared to acyclovir (Zovirax(R)) 5% cream in over 300 patients initiating treatment at early stage of a recurrent herpes episode. Results of this trial demonstrated that LIDAKOL showed statistically comparable therapeutic efficacy to Zovirax 5% cream, a product which is approved by European regulatory authorities as a treatment for this indication. Zovirax 5% cream is not available in the U.S. and Zovirax ointment, which is available in the U.S., has not been approved by the FDA for use as a treatment for recurrent oral herpes. Demonstrating comparable efficacy to an approved product is a requirement for obtaining regulatory approval in most major European countries ("European Regulatory Approval"). Results of this trial will be used by Yamanouchi, along with results from the U.S./Canada placebo controlled trials described below, for submission to the appropriate regulatory agencies for marketing approval in Europe as clear efficacy versus placebo is also a requirement for European Regulatory Approval. Demonstrating comparative efficacy to an approved product is not a requirement for approval in the United States where only efficacy versus placebo is relevant.

         In November 1994, the Company initiated two double-blind placebo controlled Phase 3 clinical trials in sites in both the U.S. and Canada. These trials were designed to evaluate LIDAKOL versus placebo in patients with both early and late stage episodes of oral herpes. In April 1995, a third Phase 3 trial was initiated in the U.S. evaluating LIDAKOL versus placebo in only early stage patients. In aggregate these three trials include over 1,000 patients at 25 clinical sites in the U.S. and Canada. If the results of these placebo-controlled trials demonstrate that using LIDAKOL results in a statistically and clinically significant reduction in the average healing time of the herpes episode, such results will be submitted to the FDA in an NDA for marketing approval in the U.S. and to the Health Protection Branch in a New Drug Submission ("NDS") for marketing approval in Canada. Results of these trials are expected to be available in the first calendar quarter of 1996. See "Business-General". During fiscal 1994, the Company was advised by the FDA that it may be required to undertake certain carcinogenicity studies for topical LIDAKOL prior to the submission of an NDA. During fiscal 1995, the Company filed a response to the FDA setting forth the Company's position that the carcinogenicity studies should not be required and the Company was subsequently notified by the FDA that such carcinogenicity studies would not be required.

         The Company is also investigating the possibility of initiating additional clinical trials for other topical indications of LIDAKOL which may include therapeutic use in genital herpes, shingles, burns, wound healing, fungal infections and other skin conditions, although no specific plan has been established for initiation of such trials. In addition, the Company has preliminary data indicating that the topical formulation of LIDAKOL might be beneficial in preventing sexually transmitted HIV.

         The Company is also developing LIDAKOL for systemic (internally administered) anti-viral and anti-inflammatory use. Preclinical studies indicate that systemically formulated LIDAKOL inhibits viral replication of certain lipid-enveloped viruses. Several medically significant diseases are caused by these viruses which include herpes, shingles, cytomegalovirus (CMV), influenza, respiratory syncytial virus (RSV), hepatitis and HIV.

         Patents covering medical and veterinary uses of the topical and systemic formulations of LIDAKOL have been issued to LIDAK in the U.S. and Europe. The Company has additional foreign patent applications pending covering topical and systemic uses of LIDAKOL and has been granted rights under certain United States and foreign patents and patent applications relating to LIDAKOL held by a third party. See "Patents and Proprietary Rights."


         Large Multivalent Immunogen (LMI): Utilizing LMI technology acquired pursuant to its license agreement with MBI, the Company is attempting to develop anti-cancer and anti-viral therapeutic products. See "Relationship with Medical Biology Institute". This technology incorporates artificial cell membranes containing cancer or virus antigens to stimulate the immune system, in particular cytotoxic T lymphocytes ("CTL") or "killer cells", to attack and kill the cancer cells or virus infected cells. CTL's play a major role in the immune system's defense against diseases. Provided they are effectively stimulated into their killing action, CTL's can recognize foreign antigens on cancer or virus-infected cells and kill such cells. The LMI approach has been shown to effectively stimulate and enhance cancer-specific CTL responses against a variety of tumors in mice, and, when combined with traditional chemotherapy, has been shown to significantly improve survival rates of cancer-bearing mice. The Company has an IND approved by the FDA and anticipates initiating human clinical testing of LMI in patients with malignant melanoma in the first quarter of fiscal 1996.

         In August 1993, the Company entered into an agreement with Ribi Immunochem Research, Inc. ("Ribi") under which Ribi granted the Company a license to use Ribi's melanoma cell lines in the clinical development of LMI technology for use in malignant melanoma. The Company granted Ribi an option for an exclusive license to commercialize the Company's LMI technology with Ribi's melanoma cell lines for the treatment of melanoma. This agreement does not restrict the Company from using its LMI technology for the treatment of melanoma using melanoma antigens from other sources.

         Although research efforts are at an early stage, Company scientists believe that the LMI approach may also be effective for stimulating enhanced virus-specific CTL responses, thereby providing the opportunity to also develop improved therapies and vaccines for viral diseases.

         Patents covering the use of LMI to treat human tumors have been issued to MBI in the U.S and Europe. The rights to these patents belong to the Company through the license agreement with MBI described under "Relationship with Medical Biology Institute" below (the "MBI" Agreement). Both U.S. and foreign patents are pending for use of LMI as a treatment for viral diseases. See "Patents and Proprietary Rights."


         Free Fatty Acids (FFA): Using technology acquired pursuant to its license agreement with MBI, Company scientists have developed an assay which rapidly measures, with high precision, levels of unbound FFA in blood plasma and other tissue fluids. See "Relationship with Medical Biology Institute". Significant variations in blood plasma levels of unbound FFA are associated with several diseases including cancer, heart disease and diabetes. The Company's FFA assay can be used in the attempt to verify a direct correlation between unbound FFA levels and specific diseases. Company scientists are attempting to further develop this technology for use as a clinical assay for predicting, diagnosing and monitoring the course of specific diseases. The FFA assay is currently available for sale to the medical research community through a non-exclusive distribution agreement with Molecular Probes, Inc. of Eugene, Oregon, although such sales have not and are not expected to result in significant revenues to the Company. Both U.S. and foreign patents have been issued for the FFA technology. The rights to these patents belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights."


         Human Immune System-Reconstituted SCID Mouse Technology: The human immune system-reconstituted SCID mouse technology (hu-PBL-SCID), which the Company acquired pursuant to the MBI Agreement, creates a functional human immune system in mice which have a genetic defect known as Severe Combined ImmunoDeficiency ("SCID") by reconstituting such mice with human blood cells. See "Relationship with Medical Biology Institute". Certain aspects of the human immune system are thereby created to function in laboratory animals. The Company believes there may be both commercial and scientific applications of the hu-PBL-SCID mouse technology. The focus of work with this model has been diseases of the human immune system, including AIDS. This model permits basic studies on the infection of human cells with human viruses, such as Human Immunodeficiency Virus ("HIV"), without risk to human life and efficacy testing of possible vaccines for prevention of disease or drugs for therapy.

         To date, the Company has completed work under twelve contract research agreements pursuant to which the Company used hu-PBL-SCID mice infected with HIV to screen compounds developed by other pharmaceutical and biotechnology companies for potential therapeutic efficacy in human AIDS and other virus-induced diseases, although no such contractual agreements were completed or initiated during fiscal 1995. The Company has, from time to time, subcontracted portions of the services
performed under such agreements to MBI.   The Company will continue to make
this research service available to other pharmaceutical and biotechnology companies. The Company does not expect that long term future revenue from contract research agreements to test compounds in hu-PBL-SCID mice will be significant, however, both U.S. and foreign patents have been issued for the hu-PBL-SCID technology. The rights to these patents belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights".


         Other Research and Development: The Company is also conducting and/or supporting research and development efforts on other technologies developed at MBI including work related to the inhibition of complement activation, hematopoietic stem cell development and epidermal cell migration function. See "Relationship with Medical Biology Institute". Research and development efforts relating to the FFA, hu-PBL-SCID and other technologies are at an early stage. There can be no assurance that efforts to develop commercial applications of these technologies will be continued. In the event that the Company proceeds with efforts to develop commercial applications of these technologies, it may require additional financing either from collaborative arrangements with pharmaceutical or biotechnology companies or from other sources to commercialize any such applications of this technology. There can be no assurance that the required development and testing will be successfully completed, and result in safe and effective products for human use, that the Company will be able to raise additional financing or that the Company will be able to enter into licensing or other collaborative arrangements on favorable terms, if at all.


RELATIONSHIP WITH MEDICAL BIOLOGY INSTITUTE

         In October 1988, the Company entered into an exclusive license agreement with Medical Biology Institute, a non-profit research organization founded by David H. Katz, M.D. Dr. Katz serves as President, Chief Executive Officer and a director of MBI. MBI was incorporated in California in 1981 to conduct interdisciplinary basic research in biological sciences. MBI currently conducts research on a variety of projects funded predominantly by Federal grants. Certain of the founders, scientific consultants, staff scientists and administrative personnel of the Company are affiliated with and/or employed by MBI. See "Human Resources."
The MBI Agreement was amended in 1993 and 1994.

         Under the MBI Agreement, as amended, the Company has been granted an exclusive worldwide license to all technology and know-how of MBI which had been developed or which was under development as of the original date of the MBI Agreement and a right of first preference to license future technology of MBI through the year 2013 subject to restrictions, if any, in the funding agreements by which MBI develops the technology. The Company expects that, if rights to additional technologies developed at MBI are acquired pursuant to right of first preference under the MBI Agreement, the Company will assume responsibility including funding, for the commercial development efforts including remaining research and development, clinical testing and regulatory approvals.

         MBI currently leases office and laboratory facilities in La Jolla, California. The lease expires in 1997. MBI's laboratories are designed for all phases of biological, biochemical, molecular biology and immunochemical studies, including tissue culture facilities, walk-in environmental rooms, facilities for recombinant DNA experimentation and modern computer equipment. MBI maintains a modern vivarium for breeding and housing of certain rodents in ample numbers to meet the needs of its researchers. The Company entered into a sublease agreement with MBI for laboratory and administrative facilities, equipment and services. The MBI Agreement provides that MBI will perform research services for the Company at its request on a fee-for-service basis not to exceed MBI's cost of providing such services, including reasonable overhead and administrative costs. Excluded from the computation of such fees are salaries of scientists also employed by the Company, as well as the costs of facilities, equipment and administrative services already included in the sublease agreement. See "Human Resources," and "Item 2.--Properties."

         There can be no assurance that the Company will have the ability to satisfy all of its obligations under the MBI Agreement, that the MBI Agreement will result in the development of any additional products or technologies, that MBI will be able to continue to receive adequate research funding, or that MBI will be able to attract and/or maintain qualified scientific or administrative personnel. Modification or termination of the MBI Agreement could have a material adverse effect on the Company.

GOVERNMENT REGULATIONS

         The manufacture and sale of pharmaceutical products under development by the Company are subject to extensive regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries. The FDA has established guidelines and safety standards which are applicable to the preclinical evaluation and clinical investigation of therapeutic products and stringent regulations which govern the manufacture and sale of such products.

         The process of obtaining FDA approval for a new therapeutic product, such as LIDAKOL or LMI, usually takes a significant amount of time and substantial resources. The steps typically required before such a product can be produced and marketed for human use include preclinical evaluation in vitro and in animal models, the filing of an IND, the conduct of human clinical investigations and the filing and of a New Drug Application ("NDA") which must be approved by the FDA.

         Preclinical studies are conducted in vitro and in animal models in order to gain preliminary information on the safety and efficacy of a drug.
The results of such preclinical studies are submitted to the FDA as part of the IND application. After the sponsor files an IND, the sponsor may commence investigating the drug in humans within 30 days unless otherwise notified by the FDA.

         The human clinical testing program for a drug generally involves three phases. Phase 1 investigations are conducted on volunteers or, in the case of certain anti-tumor agents, on volunteers with a terminal disease to determine the maximum tolerated doses and any side effects of the product. Phase 2 studies are conducted on a small number of patients with the disease or condition to be studied, in order to determine whether the product demonstrates some level of effectiveness against the disease and to determine the most effective doses and schedule of administration. Phase 3 studies involve wide-scale, well controlled investigations on patients who have the disease or condition for the purpose of determining whether the drug is safe and effective in a rigorously controlled trial. Data from Phase 1, Phase 2 and Phase 3 trials are submitted to the FDA in an NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies and clinical trials. The FDA's Center for Drug Evaluation and

Research must approve an NDA for a drug before the drug may be marketed in the United States.

         The Company has recently completed a series of Phase 3 clinical trials of LIDAKOL as a topical treatment of oral herpes infections under an IND with the FDA, results of which are expected in the first calendar quarter of 1996. In addition, the Company anticipates initiation of Phase 1/Phase 2 human clinical trials of its LMI technology as a treatment for late stage melanoma in the first quarter of fiscal 1996 under an IND with the FDA. A Phase 1/Phase 2 trial combines the safety and efficacy testing previously described into one trial. No other IND applications have been filed with the FDA or any other agency with respect to any of the Company's other products or technologies.

         At such time, if ever, that the Company begins marketing its products for commercial sale in the United States, any manufacturing operations which may be established within or outside the United States will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice Regulations. See "Manufacturing and Marketing." The Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act and other present and future laws of general application.

         Additionally, the handling, care and use of laboratory mice, such as the hu-PBL-SCID mice, and rats is subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the NIH.

         The Company intends to seek approval to market its products in foreign countries which may have regulatory processes that materially differ from that of the FDA. The Company anticipates that it will rely upon the pharmaceutical or biotechnology companies to which it may license its products, or independent consultants, to seek approvals to market its products in foreign countries. There can be no assurance that approvals to market any of the Company's products can be obtained in any country. Approval to market a product in any foreign country does not necessarily indicate that approval can be obtained in other countries.

PATENTS AND PROPRIETARY RIGHTS

         The Company owns five United States and two European patents and has additional foreign patent applications pending relating to the topical and systemic uses of LIDAKOL and has been granted rights under certain United States and foreign patents and patent applications relating to LIDAKOL held by a third party. In addition, the Company has been granted rights to certain United States and foreign patents and patent applications related to LMI, FFA, and the hu-PBL-SCID technologies pursuant to the MBI Agreement. The MBI Agreement requires the Company to pay the costs of pursuing and obtaining patents on the licensed technology and any improvements thereto. See "Research and Development" and "Relationship with Medical Biology Institute".

         There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of the Company's patents could be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technology or design around the patented aspects of the Company's technology. There is no assurance that the Company's proposed technology will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. Finally, NIH regulations provide that if federally-funded institutions do not timely pursue patent applications for patentable inventions, the government can exercise its right to own such inventions. Accordingly, the Company must monitor MBI's filing of patent applications in order to protect the value of its license agreement with MBI.

         The process for the approval of patent applications in foreign countries may differ significantly from the process in the United States. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and the patents must be sought and obtained separately.

         In some cases, the Company may rely on trade secrets and confidentiality agreements to protect its innovations. There can be no assurance that trade secrets will be established, or that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

PRODUCT LIABILITY

         The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others. Claims may be asserted against the Company by end users of any of the Company's proposed products which may be developed. The Company has obtained product liability insurance coverage in the amount of $2,000,000 per incident and in aggregate for its clinical trials and, although the Company will attempt to obtain additional product liability insurance prior to marketing any of its proposed products, there is no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of the Company.

MANUFACTURING AND MARKETING

         The Company has established certain contractual manufacturing relationships with respect to the manufacturing of LIDAKOL and LMI. The Company does not have the resources to directly manufacture or directly market LIDAKOL or any other products which it may develop on a large commercial scale. To successfully commercialize LIDAKOL or any other products, it will be necessary for the Company to enter into collaborative arrangements with pharmaceutical or biotechnology companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals, and costs of manufacturing and marketing. The Company believes that these arrangements will be more effective in promoting and distributing its products in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of established companies. Such third-party arrangements, however, will reduce the Company's profit margin on its products.

         In November 1991, the Company entered into a licensing agreement with Yamanouchi for the clinical development, manufacturing, marketing and distribution of LIDAKOL in certain European and other countries. Pursuant to this agreement the Company and Yamanouchi have and will continue to jointly design clinical trials of LIDAKOL to be conducted by Yamanouchi to confirm clinical efficacy and generate data to support regulatory approval for market introduction of LIDAKOL for topical treatment of herpes in covered territories.

         In July 1993, the Company entered into a licensing agreement with CTS Chemical Industries, Ltd. ("CTS"), a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, for the promotion of LIDAKOL in Israel, including obtaining governmental approvals for its manufacture and distribution. Separate clinical trials in Israel are not required for marketing approval. Accordingly, CTS will be able to file for marketing approval based on the data generated in U.S. and Canadian clinical trials, if successful, and European clinical trials. See "See Research and Development-LIDAKOL".

         In July 1994, the Company entered into a licensing agreement with Boryung Pharmaceuticals Company, Ltd. located in Seoul, Korea, for the promotion of LIDAKOL in the Republic of Korea, including obtaining governmental approvals for its manufacture and distribution. In Korea, certain local clinical trials, in addition to clinical data generated in the U.S., Canada and Europe, are required in order to apply for marketing approval. To date, no local clinical trials have been initiated. See "Research and Development-LIDAKOL".

         In October 1994, the Company entered into a licensing agreement with Grelan Pharmaceutical Company, Ltd. located in Tokyo, Japan, for the promotion of LIDAKOL in Japan, including obtaining governmental approvals for its manufacture and distribution. In Japan complete Phase 1, 2 and 3 clinical trials, conducted in Japan, are required in order to apply for marketing approval. To date, no local clinical trials have been initiated.

         The Company is currently discussing licensing agreements for LIDAKOL in the United States and other territories not covered by the above agreements with other pharmaceutical companies. . The Company may ultimately decide to establish its own manufacturing and/or marketing capability, at least for certain products or certain applications related thereto, in which case it would require substantial additional funds and personnel. There can be no assurances, however, that the Company will be able to finalize any substantial additional licensing arrangements on favorable terms, if at all, or that the Company will be able to raise additional financing necessary to develop and market LIDAKOL and any of its other products.

COMPETITION

         The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and, unlike the Company, have significant experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions compete with commercial firms, such as the Company, in recruiting highly qualified scientific personnel. The Company does not have the resources and does not intend to compete with major pharmaceutical companies on a wide scale basis in the areas of clinical testing, regulatory approvals, manufacturing and marketing. See "Manufacturing and Marketing" and "Government Regulations."

         The Company's first proposed product, LIDAKOL, if successfully developed and approved for commercialization for the treatment of oral herpes, will compete with acyclovir (Zovirax(R)), a product marketed by Glaxo-Wellcome Corp., and famciclovir (Famvir(R)), a product marketed by Smith Kline Beecham, and other over-the-counter preparations. In addition, there are products and compounds being developed by other pharmaceutical and biotechnology companies for treatment of various indications of oral herpes, including the Glaxo-Wellcome product Valtrex(TM)

(valaciclovir). There can be no assurance that LIDAKOL, if successfully developed and approved for sale by the FDA, will gain widespread acceptance by the medical community or consumer market.

         The Company's LMI technology will compete with technologies being developed by other companies and academic institutions which attempt to stimulate an immune response. There can be no assurance that these competing technologies will be less efficacious than LMI or that LMI will gain widespread acceptance by the medical community.

HUMAN RESOURCES

         At December 1, 1995, the Company employed 39 persons, of whom 21 were engaged in research and development activities and 18 in finance, business development and administrative functions. The Company's staff includes 14 employees with Ph.D. or M.D. degrees. Seven of the Company's employees are also employed by MBI (including Dr. Katz, the Company's President and Chief Executive Officer). In addition the Company has consulting agreements with five senior scientists at MBI. Pursuant to its arrangement with MBI, MBI may perform research services at the request of the Company on a fee-for-service basis. See "Relationship with the Medical Biology Institute."

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of December 1, 1995 are as follows:


DAVID H. KATZ, M.D....52
President and Chief Executive Officer

         Dr. Katz, M.D., has served as Chief Executive Officer and as a director of the Company since its inception in 1988 and as its President from inception through October 8, 1989 and from March 14, 1992 to the present. Dr. Katz is the founder of MBI and has served as its President and Chief Executive Officer since its inception in 1981 and as a director since August 1990. He was also founder of Quidel Corporation, a San Diego based biotechnology company ("Quidel"), serving as its Chairman of the Board and Chief Executive Officer from inception in 1981 through March 1985, and as its Chairman of the Board and Chief Scientific Officer through March 1988. Prior to founding MBI and Quidel, Dr. Katz was Chairman of the Department of Cellular and

Developmental Immunology at Scripps Clinic and Research Foundation from 1976. From 1971 to 1976, Dr. Katz was on the Faculty of Medicine at Harvard Medical School. Dr. Katz has authored over 300 scientific publications, a comprehensive textbook on Immunology and edited a half-dozen other books in his field. Dr. Katz has served on the editorial boards of six major scientific journals, and was elected to membership in the American Society for Clinical Investigation in 1977. He has been an advisor to the National Institutes of Health ("NIH"), and served as Member of the Cancer Preclinical Program Project Research Committee of the National Cancer Institute at the NIH, and on the Medical and Scientific Advisory Board and the National Board of Trustees of the Leukemia Society of America. Dr. Katz received his B.A. in Biology from the University of Virginia in 1965 and his M.D. degree from Duke University Medical School in 1968. He trained in Internal Medicine at Johns Hopkins and then served on the staff of NIH.

MICHAEL H. LORBER....39
Vice President, Chief Financial Officer and Secretary

         Mr. Lorber, has served as Vice President and Chief Financial Officer of the Company since its inception until July 1994 and from May 1995 to the present. From September 1991 to July 1994 and from May 1995 to the present, Mr. Lorber has also served as Secretary to the Company. From July 1994 to May 1995, Mr. Lorber served as Vice President of Finance and Administration and Chief Financial Officer of MG Products, Inc. He served as Accounting Manager and Controller of Medical Biology Institute from March 1982 until May 1990. From March 1982 to April 1988, Mr. Lorber was also employed by Quidel Corporation as Accounting Manager and Manager of Finance. Prior to joining MBI and Quidel, Mr. Lorber was employed in the San Diego, California office of Deloitte Haskins & Sells from June 1979. Mr. Lorber received a B.S. degree in Accounting in 1979 from the University of Illinois.


TIMOTHY R. RUSSELL....53
Vice President of Business Development and Licensing

         Mr. Russell has served as Vice President of Business Development and Licensing since September, 1992. Mr. Russell also serves as President of Carlsson-Rensselaer Corporation, a licensing and development consulting company which he founded in 1990. Mr. Russell currently devotes less than 5% of his time to the Carlsson-Rensselaer Corporation. Prior to 1990, Mr. Russell held various positions in McNeil Pharmaceuticals, a subsidiary of Johnson & Johnson, including serving as a board member (1983-1990), Vice President of Corporate Relations (1986-1990), Vice President of Business Development (1983-1986) and other business development and planning functions (1975-1983). Mr. Russell also serves as a director of Scandipharm, Inc., a privately held pharmaceutical company based in Birmingham, Alabama. Mr. Russell received a B.S. degree in Engineering in 1964 from Rensselaer-Polytechnic Institute and an M.B.A. in 1987 from the Wharton School of the University of Pennsylvania.

GERALD J. YAKATAN...53
Vice President of Drug Development

         Dr. Yakatan has served the Company on a half-time basis as Vice President of Drug Development since July, 1995. Dr. Yakatan also currently serves as an independent consultant to other biotechnology companies. From 1990 until 1995, Dr. Yakatan served as President and Chief Executive Officer of San Diego based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. From 1987 until 1990, Dr. Yakatan was Executive Vice President for Research and Development, and Vice President of Pharmaceutical Development at Immunetech Pharmaceuticals, the predecessor company to Tanabe Research. From 1980 to 1987, Dr. Yakatan held various positions at Warner-Lambert Co., initially joining the Warner-Lambert/Parke-Davis Pharmaceutical Research Division as Director, Pharmokinetics/Drug Metabolism and later serving as Vice President of Product Development for the Pharmaceutical Research Division. From 1972 to 1980, Dr. Yakatan was on the faculty of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability.
He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, and his Ph.D. in Pharmaceutical Sciences from the University of Florida.

SCIENTIFIC & REGULATORY PERSONNEL

The following sets forth information with respect to Senior Scientists, Medical and Regulatory Staff of the Company:

         James E. Berg, has been Director of Clinical Affairs and Product Development since August, 1992. Prior to joining the Company, Mr. Berg was employed by QUIDEL Corporation, since 1984, where he held positions as Regional Manager, Autoimmune Products, National Accounts Manager, Director of Materials, Materials Manager and Product Manager. From 1979 to 1984, Mr. Berg was the Sales Manager, Eastern Region at Bilstein Corporation. Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

         Robert C. Davis, Ph.D., has been a Senior Scientist of the Company since May, 1992. Before joining the Company, Dr. Davis was an independent consultant from 1988. From 1976 to 1988 he was employed by the Battelle Columbus Div. of Columbus, Ohio, concluding as a senior research scientist. From 1969 to 1976, Dr. Davis was an Assistant Professor of Chemistry at the University of Pennsylvania in Philadelphia. Dr. Davis received his Ph.D. in Chemistry from the University of California at Berkeley in 1967.

         Merril J. Gersten, M.D., has been Medical Director of the Company since August, 1994. Between May, 1993 and August, 1994, Dr. Gersten was an independent consultant to the Company on its LMI technology. Prior to joining the Company, Dr. Gersten held various positions at the Salk Institute for Biological Sciences, most recently as a full-time consultant to Dr. Jones Salk, working on the development of an anti-HIV therapeutic vaccine. Dr. Gersten is a Clinical Assistant Professor at the University of California, San Diego, in the Department of Medicine and is an Instructor in the Medical Microbiology Laboratory Course at the UCSD Medical School. Dr. Gersten received her M.D. degree from Cornell University Medical School and a B.A. in Chemistry from Barnard College.

         M.H. Khalil, Ph.D., has served as a Senior Scientist at the Company since inception. From 1985 to 1989, Dr. Khalil was Associate Director of Diagnostic R & D at Quidel Corporation where he managed the research and development of rapid, solid phase enzymatic and nonenzymatic visual immunoassays. From 1979 through 1985, Dr. Khalil was Manager and Senior Scientist at International Diagnostic Technology ("IDT") where he was involved in the research and development of immunofluorescence instrumentation and reagents. From 1978 through 1979, Dr. Khalil was a Research Scientist at SYVA Diagnostics working on the research and development of diagnostic equipment and reagents for therapeutic drug monitoring. From 1975 through 1978, Dr. Khalil did his postdoctoral training at North Dakota State University and California State University of Long Beach. Dr. Khalil received a Ph.D. in Organic Chemistry from the University of North Dakota.

         John F. Marcelletti, Ph.D., has been a Senior Scientist at the Company since inception and since July, 1993, has been Head of Experimental Medicine. Before joining the Company, Dr. Marcelletti served as an Assistant Member at the Medical Biology Institute from 1982. During that period, he was involved in the study of the role of IgE antibodies in allergic and arthritic diseases. Also during this time period, he was employed as a scientific consultant to the therapeutics group of Quidel. Dr. Marcelletti received his Ph.D. from Wayne State University School of Medicine, Department of Immunology and Microbiology, in 1979. He received his M.B.A from Western Michigan University in 1981.

         Phillip R. Morrow, Ph.D., has been a Senior Scientist at the Company since July 1991. Prior to joining the Company, Dr. Morrow was the Director of Research and Technical Services at Imdyne, Inc., where he was responsible for research and technical support involving commercial and scientific applications of immunodeficient rodents. From 1989 to 1990, Dr. Morrow was Project Manager and Senior Scientist at Quidel Corporation where he supervised the development of two in vitro diagnostic tests for antibodies to H. pylori, an infectious organism believed to be involved in ulcer pathogenesis. From 1987 to 1989, Dr. Morrow was Manager, Clinical Trials and Manager, Hybridoma Facility at Cytotech, Inc., where he supervised production and purification of monoclonal antibodies and the procurement and testing of patient samples for FDA submission. From 1981 to 1986, Dr. Morrow was a Research Fellow and Senior Research Associate in the Department of Immunology at the Research Institute of Scripps Clinic. Dr. Morrow received a B.A. degree in Mathematics in 1971 from the University of California, Riverside; his M.S. degree and his Ph.D. degree in Genetics in 1974 and 1979, respectively, from the University of California, Davis, where he also completed his postdoctoral training from 1979 to 1981.

         Laura E. Pope, Ph.D., has been a Senior Scientist at the Company since September, 1990 and since October, 1994 has been Manager of Drug Metabolism and Pharmacokinetics. From 1987 to 1990, Dr. Pope served as a Research Associate in the Division of

Biochemistry, Department of Molecular and Experimental Medicine at the Research Institute of Scripps Clinic. From 1984 to 1987, Dr. Pope was the recipient of Postdoctoral Fellowship awards from the American Cancer Society and National Cancer Institute while at Scripps. Dr. Pope received her B.A. degree from the University of Kansas in 1978, and her Ph.D. in Biological Chemistry from the University of California, Los Angeles, in 1983.

ITEM 2.      PROPERTIES

         The Company currently subleases approximately 11,600 square feet of laboratory and office space at MBI's La Jolla facility for a base annual rent of approximately $370,000. In addition, the sublease provides for the use of certain equipment, excess utility usage and laboratory and administrative services for an estimated annual fee of $217,000. Such costs represent the pro-rata portion of MBI's costs attributable to the Company. See "Item 1.--Business--Relationship with the Medical Biology Institute."

ITEM 3.      LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Company's shares of Class A Common Stock had traded on the NASDAQ National Market System under the symbols LDAKA since September 30, 1993. Previous to that date, these securities were traded on the NASDAQ Small-Cap Market since May 8, 1990. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                              Class A Common Stock
                              --------------------
                              High           Low
                              ----           ---
    1994
    ----
First Quarter                 8 1/4          4 3/4
Second Quarter                6 9/16         3 1/4
Third Quarter                 3 3/8          2 3/16
Fourth Quarter                2 15/16        1 7/8

     1995
     ----
First Quarter                 2 1/2          1 1/2
Second Quarter                4 1/16         1 19/16
Third Quarter                 4 3/4          3 1/16
Fourth Quarter                7 1/16         3 3/4

         On December 1, 1995, the closing bid and ask prices of Class A Common Stock were $4.3125 and $4.4375, respectively.

         As of December 1, 1995, there were 1,032 holders of record and in excess of 15,000 beneficial owners of the Company's Class A Common Stock. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.


ITEM 6.      SELECTED FINANCIAL DATA

         The selected financial data presented below at September 30, 1994 and 1995, for the years ended September 30, 1993, 1994, and 1995 and the period from inception (August 31, 1988) through September 30, 1995 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein and should be read in conjunction with those financial statements and notes thereto and with "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data presented below at September 30, 1991, 1992 and 1993, and for the years ended September 30, 1991, and 1992, are derived from audited financial statements not included herein.


                                                                                                           From Inception
                                                        Years Ended September 30,                         (August 31, 1988)
                                                   ---------------------------------------                     Through
                                      1991          1992          1993         1994           1995       September 30, 1995
                                      ----          ----          ----         ----           ----       ------------------
Statement of
Operations Data:
  Revenues......................  $   547,875   $   427,086   $   590,822   $ 1,016,719   $    884,589      $  3,842,978
  Net loss......................   (1,949,588)   (2,361,855)   (6,139,223)   (4,813,341)   (10,173,001)      (28,165,957)
  Net loss per share (1)........  $      (.27)  $      (.26)  $      (.35)  $      (.19)  $       (.35)
  Weighted average
    number of common
    outstanding (1).............    7,352,665     9,150,776    17,310,231    25,166,958     29,338,418

                                                                 September 30,
                                    ----------------------------------------------------------------------
                                        1991          1992          1993           1994           1995
                                        ----          ----          ----           ----           ----
Balance Sheet Data:

  Cash, cash equivalents and
   short-term investments.......    $1,314,928    $10,460,558    $10,256,445    $17,402,896    $10,035,727
   Working capital..............       805,779     10,164,854     10,063,769     16,837,299      8,567,966
   Total assets.................     1,584,263     10,874,448     10,877,700     18,244,299     10,954,043
   Long-term debt...............             0              0              0              0              0
   Total liabilities............       566,699        430,474        378,529        847,904      1,705,443
   Stockholders' equity.........     1,017,564     10,443,974     10,499,171     17,396,395      9,248,600

---------------------------------
(1) The Escrow Shares outstanding in fiscal years ended 1991 through 1994 are excluded from the computation of net loss per share, See Note 8 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a development stage company. Since inception in August 1988, the Company has been engaged primarily in research and development activities. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL TM) and its Large
Multivalent Immunogen (LMI) technology.   The Company has not generated any
significant product revenues and has been unprofitable since inception. For the period from inception to September 30, 1995, the Company incurred a cumulative net loss of $28.2 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

         The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business and lengthy and expensive regulatory approval processes and competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients, and government agencies and limitations on the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective or toxic during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, or be precluded from commercialization by proprietary rights of third parties, or that the Company may not have sufficient financial resources. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1994 AND 1995

         Revenues totalled $885,000 for the fiscal year ended September 30, 1995 ("fiscal 1995") as compared to $1.0 million for the fiscal year ended September 30, 1994 ("fiscal 1994"). The entire amount of fiscal 1995 revenue is attributable to interest and other income representing an increase of $402,000 over the fiscal 1994 amount. No revenue was earned during fiscal 1995 from contract research and federal grant revenue as compared to an aggregate of $534,000 from these categories in fiscal 1994. The increase in interest and other income during fiscal 1995 is attributable primarily to higher average cash balances available for investment and higher interest rates during the year. See "Liquidity and Capital Resources." The decrease in contract research and federal grant revenue during fiscal 1995 is due to the completion of all such agreements prior to the beginning of fiscal 1995.

         Research and development expenses increased by $4.6 million to $7.7 million during fiscal 1995 as compared to fiscal 1994. This increase is attributable primarily to expenditures associated with the Phase 3 clinical trials in the United States and Canada, the non-clinical toxicology program for LIDAKOL for the topical treatment of oral herpes which began in fiscal 1995, and the continued preclinical development of LMI.

         General and administrative expenses increased to $3.3 million during fiscal 1995 from $2.6 million in fiscal 1994. The increase in current year expenses is attributable primarily to the one-time payment of fees in connection with the completion of a two-year consulting agreement in February 1995, and investment banking fees associated with the Company's license agreement with Grelan Pharmaceutical Co., Ltd. of Japan. General and administrative expenses also increased during the year due to personnel costs related to staff additions, market research expenditures, and occupancy costs related to an expansion of office space. In addition, consulting, legal and other costs increased as a consequence of a proposed acquisition during the year.

         Contract research expenses decreased during fiscal 1995 by $155,000 as compared to fiscal 1994 as a direct result of decreased contract research revenue as noted above.

         As a result of the foregoing revenues and expenses, the Company's net loss increased to $10.2 million during fiscal 1995 from $4.8 million in fiscal 1994.

COMPARISON OF FISCAL 1993 AND 1994

         Revenues increased by $426,000 to $1.0 million for the fiscal year ended September 30, 1994 ("fiscal 1994") as compared to the fiscal year ended September 30, 1993 ("fiscal 1993"). The increase in revenues in fiscal 1994 is attributable primarily to an increase in contract research activity involving the Company's hu-PBL-SCID mouse technology. As a result of this activity, contract research revenues increased $320,000 as compared to fiscal 1993. The Company does not expect that future revenues from contract research activity involving the hu-PBL-SCID mouse technology will be significant. Interest and other income increased $153,000 primarily as a result of higher interest rates and a higher cash balance available for investment due to proceeds received from the exercise of warrants during fiscal 1994. See "Liquidity and Capital Resources." Partially offsetting these increases was a decrease in federal research grant revenue of $48,000 during fiscal 1994 as a result of the completion, in August, 1994, of a phase II SBIR grant awarded in September 1992. See "Item 1--Business, Research and Development."

         Research and development expenses decreased by $1.5 million to $3.1 million during fiscal 1994 as compared to fiscal 1993. This decrease is primarily attributable to a one-time, non-cash charge of $2.7 million which represented the estimated fair market value of common stock issued to MBI in connection with the license agreement amendment in July 1993 included in the fiscal 1993 amount. See "Item 1--Business, Relationship with the Medical Biology Institute." Adjusting for this charge, fiscal 1994 research and development expenses increased by $1.1 million from fiscal 1993, primarily as a result of increased costs related to the clinical development of LIDAKOL and preclinical development work on LMI.

         General and administrative expenses increased to $2.6 million during fiscal 1994 from $2.1 million in fiscal 1993. The increase in fiscal 1994 expenses were attributable primarily to increases in legal fees, consulting fees, increased expenses associated with the Company's directors and officers liability insurance and increases in costs associated with the Company's securities listing on the NASDAQ National Market System. Included in fiscal 1994 consulting expense is a non-cash expense of $245,000 incurred in connection with a two-year consulting agreement entered into in February 1993 pursuant to which the Company issued options to purchase shares of its Class A Common

Stock at an exercise price below the estimated fair market value on the date of grant. During fiscal 1995, the Company expects to record additional non-cash expenses approximating $82,000 in connection with the issuance of these options.

         Contract research expenses increased during fiscal 1994 by $154,000 as compared to fiscal 1993. This increase is directly related to the increased contract research activity related to the hu-PBL-SCID mouse technology noted above.

         As a result of the foregoing revenues and expenses, the Company's net loss decreased to $4.8 million during fiscal 1994 from $6.1 million in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans raising an aggregate $33.9 million (net of issuance costs) through September 30, 1995. After deducting repayments of stockholder loans and subordinated notes totalling $323,000 and $625,000, respectively, and technology license fee payments to MBI totalling $958,000, net cash provided from financing activities through September 30, 1995 was $33.1 million.

         At September 30, 1995, the Company had cash, cash equivalents and short-term investments totalling $10.0 million and working capital of $8.6 million, as compared to $17.4 million and $16.8 million, respectively, at September 30, 1994. Cash utilized by the Company to fund operating activities for fiscal 1995 and from inception to September 30, 1995, was $9.3 million and $22.6 million, respectively, as a result of net losses incurred during these periods. In addition, $93,000 and $420,000 of cash was utilized for capital expenditures during fiscal 1995 and from inception to September 30, 1995, respectively. Offsetting such cash utilization during fiscal 1995 was the receipt of net proceeds from the exercises of certain outstanding options and warrants totalling $1.9 million.

         Subsequent to September 30, 1995 the Company received net proceeds of approximately $8.5 million from the sale of $1.5 million of Class A Common Stock and $7.5 million of Convertible Notes ("Notes") in a private financing. The Company intends to sell up to an additional $6.0 million worth of convertible notes as part of this private financing, but no assurance can be given that the Company will be successful in completing such sale.

         The Notes accrue interest at an annual rate of 7% beginning six months from the issue date with the principal due and payable two-years from the issue date. The Notes are convertible into Class A Common Stock at a price equal to 80% of the average closing bid price of the Company's Class A Common Stock for seven trading days prior to the date of conversion. One third of the original principal amount of the Notes may be converted 15 days, 45 days and 65 days, respectively, after the effective date of the Registration Statement on Form S-3 covering such shares which the Company anticipates filing in mid December, 1995.

         The $7.5 million of Notes and any additional Notes sold pursuant to this private financing are convertible into a maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders. Any Notes not converted are due and payable two years from the issue date (November 15, 1997). Any additional Notes sold by the Company also will be due and payable two-years from the date of issuance in the event that such Notes are not converted. In the event that shares of Class A Common Stock cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is immediately obligated to repay the principal of that portion of the Notes which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest.

         At December 1, 1995 the Company had additional exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 7.3 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $16.7 million. Included in such warrants and options are Class D Warrants, exercisable into approximately 1.8 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. In the event the Company does call the Class D Warrants for redemption, there can be no assurance regarding the number of warrants which would be exercised or the amount of proceeds which the Company would receive. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2004. The average exercise price of the remaining exercisable options and warrants is approximately $2.28 per share which is below the market price of the Company's Class A Common Stock on December 1, 1995. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future.

         The Company had available cash, cash equivalents and short term investments of approximately $17.2 million at November 30, 1995. The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds are not sufficient to permit the Company to commercialize LIDAKOL in the United States and certain foreign markets or to complete development or commercialize any other proposed pharmaceutical products. Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture and package finished product and obtain regulatory approvals to market its products. Furthermore, the Company may not have sufficient funds to repay the Notes in the event the Notes are not converted or if the Company becomes obligated to repay the Notes in lieu of conversion. There can be no assurance that the Company can successfully obtain such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms, or to repay the notes, if not converted.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are annexed to this Report as pages F-1 through F-22. An index to such material appears on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held March 16, 1996 (the "Proxy Statement").

         The required information concerning Executive Officers of the Company is contained in Part 1, Item 1, of this Report under "Executive Officers".


ITEM 11.     EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM
             8-K

 (a)     Financial Statements and Schedule

         (i)     Index to financial statements appears on page F-1.

 (b)     Current Reports on Form 8-K

         Report on Form 8-K was filed on September 27, 1995 reporting under
         Item 5 the results from the Phase 3 European clinical trial of LIDAKOL conducted by the Company's European licensing partner, Yamanouchi Europe b.v., and response to questions regarding the announcement.

(c)      Exhibits

     1.1     -      Underwriting Agreement(1)
     3.1     -      Restated Articles of Incorporation of the Registrant(6)
     3.2     -      Bylaws of the Registrant(4)
     3.3     -      First and Second Amendment to Bylaws(6)
     4.1     -      Forms of Class A and Class B Common Stock Certificates(3)
     4.2     -      Class D Warrant Agreement (including form of Class D Warrant
                    Certificate)(4)
     4.3     -      Warrant Agreement (including form of Class E Warrant
                    Certificate)(4)
     4.7     -      Form of Unit Purchase Option issued to D.H. Blair & Co.,
                    Inc. and its designees regarding Series B Preferred Stock
                    and Class D Warrants(4)
     4.8     -      Registration Rights Agreement(4)
     4.9     -      Convertible Note issued to GFL Advantage Fund Limited
    10.1     -      1989 Stock Option Plan(3)
    10.2     -      License Agreement with Medical Biology Institute(3)
    10.3     -      Amendment to License Agreement with Medical Biology
                    Institute dated July 1993(5)
    10.4     -      Employment Agreement with David H. Katz, as amended(3)
    10.5     -      Amendment to Employment Agreement with David H. Katz dated
                    April 1993(5)
    10.6     -      Sublease Agreement with Medical Biology Institute(3)
    10.7     -      First, Second and Third Amendments to Sublease Agreement
                    with Medical Biology Institute(4)

    10.8     -      Fourth and Fifth Amendments to the Sublease Agreement with
                    Medical Biology Institute(7)
    10.9     -      Licensing Agreement with Yamanouchi Europe b.v.**
   10.10     -      1994 Stock Option Plan(7)
   10.11     -      Supplemental Agreement with Yamanouchi Europe b.v.(7)
   10.12     -      Licensing Agreement with Grelan Pharmaceutical Company
                    Limited(7)
   10.13     -      Sixth Amendment to the Sublease Agreement with Medical
                    Biology Institute
   10.14     -      Subscription Agreement
   10.15     -      Note Purchase Agreement issued to GFL Advantage Fund Limited
   10.16     -      Registration Rights Agreement issued to GFL Advantage Fund
                    Limited
   11.1      -      Statement Re Computation of Net Loss Per Share
   23.1      -      Independent Auditors' Consent
   27.1      -      Financial Data Schedule

(c) Exhibits (continued)

(1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-37166, declared effective by the Securities and Exchange Commission on November 9, 1990.

(2) Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed January 11, 1992.

(3) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(4) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-49082, declared effective by the Commission on October 26, 1992.

(5) Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed December 29, 1993.

(6) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Amendment #4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

(7) Incorporated by reference to the similarily described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                        Page
INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS

Balance Sheets at September 30, 1994 and 1995                            F-3

Statements of Operations for the years ended
  September 30, 1993, 1994 and 1995, and the period
  August 31, 1988 (inception) to September 30, 1995                      F-4

Statements of Stockholders' Equity (Deficit) for the
  period August 31, 1988 (inception) to
  September 30, 1995                                                     F-5

Statements of Cash Flows for the years
  ended September 30, 1993, 1994 and 1995, and the period
  August 31, 1988 (inception) to September 30, 1995                      F-9

Notes to Financial Statements                                            F-11

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LIDAK Pharmaceuticals:

We have audited the accompanying balance sheets of LIDAK Pharmaceuticals (a development stage enterprise) as of September 30, 1994 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1995 and for the period August 31, 1988 (inception) to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of LIDAK Pharmaceuticals at September 30, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 and the period August 31, 1988 (inception) to September 30, 1995 in conformity with generally accepted accounting principles.

The Company is in the development stage as of September 30, 1995. As discussed in Note 1 to the financial statements, the Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products.


DELOITTE & TOUCHE LLP

San Diego, California
November 15, 1995

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
BALANCE SHEETS
SEPTEMBER 30, 1994 AND 1995
-------------------------------------------------------------------------------

ASSETS                                            1994             1995
CURRENT ASSETS:
  Cash and cash equivalents                  $ 4,495,888       $ 4,244,575
  Short-term investments                      12,907,008         5,791,152
  Interest receivable                             37,838            54,751
  Prepaid and other                              105,820           182,931
  Note receivable-employee                       138,649
                                             -----------       -----------
    Total current assets                      17,685,203        10,273,409

PROPERTY - at cost (less accumulated
  depreciation of $104,226 and $178,729)         223,118           241,486
PATENTS AND PATENTS PENDING (less
  accumulated amortization of $8,354
    and $18,719)                                 335,713           438,883
OTHER ASSETS                                         265               265
                                             -----------       -----------
TOTAL                                        $18,244,299       $10,954,043
                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS  EQUITY

 CURRENT LIABILITIES:
  Accounts payable                           $   708,192       $ 1,520,231
  Accrued compensation and
    payroll taxes                                124,449           168,885
  Due to MBI                                      15,263            16,327
                                             -----------       -----------
    Total current liabilities                    847,904         1,705,443
                                             -----------       -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 5, 6, 9, 11 and 13)

STOCKHOLDERS  EQUITY:
Common stock - no par value:
  Class A - 99,490,000 shares authorized;
    28,149,971 and 29,847,064 shares issued
    and outstanding                           35,156,504        37,235,484
  Class B - 510,000 shares authorized;
    446,000 and 343,000 shares issued and
    outstanding (convertible to Class A
    Common Stock)                                232,847           179,073
Deficit accumulated during the
  development stage                          (17,992,956)      (28,165,957)
                                             -----------       -----------
    Total stockholders  equity                17,396,395         9,248,600
                                             -----------       -----------
TOTAL                                        $18,244,299       $10,954,043
                                             ===========       ===========

See notes to financial statements

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

                                                                            AUGUST 31, 1988
                                                                             (INCEPTION) TO
                                     YEARS ENDED SEPTEMBER 30,               SEPTEMBER 30,
                                    1993         1994             1995            1995
                              -----------   -----------    ------------      ------------
REVENUES:
 Contract research            $     2,025   $   322,000                      $    965,825
 Federal grants                   259,403       211,875                           740,777
 Interest and other               329,394       482,844    $    884,589         2,136,376
                              -----------   -----------    ------------      ------------
  Total revenues                  590,822     1,016,719         884,589         3,842,978
                              -----------   -----------    ------------      ------------

EXPENSES:
 Research and development       4,660,670     3,115,602       7,715,807        19,812,383
 General and administrative     2,068,846     2,559,781       3,341,783        11,531,176
 Cost of contract research            529       154,677                           533,270
 Interest                                                                         132,106
                              -----------   -----------    ------------      ------------
   Total expenses               6,730,045     5,830,060      11,057,590        32,008,935
                              -----------   -----------    ------------      ------------

NET LOSS                      $(6,139,223)  $(4,813,341)   $(10,173,001)     $(28,165,957)
                              ===========   ===========    ============      ============

NET LOSS PER SHARE            $     (0.35)  $     (0.19)   $      (0.35)
                              ===========   ===========    ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                   17,310,231    25,166,958      29,338,418
                              ===========   ===========    ============

See notes to financial statements.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

                                                            CONVERTIBLE PREFERRED STOCK
                                                     ------------------------------------------
                                                          SERIES A               SERIES B
                                                     -----------------      -------------------
                                                     SHARES     AMOUNT      SHARES       AMOUNT
                                                     ------     ------      ------       ------

Balance, August 31, 1988 (Inception)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share
Issuance of preferred stock in October
  1988 for license and other rights                2,000,000      $ 1
Issuance of common stock for cash in
  October 1988 at $.05 per share
Issuance of common stock for cash in
  January 1989 at $.05 per share
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market
  value of $.05 per share)
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)
Collection on notes receivable
Net loss
                                                   ---------      ---       ------       ------

Balance, September 30, 1989                        2,000,000        1

Conversion of advances to common stock in
  October 1989 at $.50 per share
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)
Exercise of stock options in July and
  August 1990 at $.50 per share
Forgiveness of compensation obligation
Collection on notes receivable
Net loss
                                                   ---------      ---       ------       ------

Balance, September 30, 1990                        2,000,000        1

                                                                        COMMON STOCK(1)
                                                   -----------------------------------------------------------
                                                          CLASS A                            CLASS B
                                                   -----------------------          --------------------------
                                                   SHARES           AMOUNT          SHARES              AMOUNT
                                                   ------           ------          ------              ------

Balance, August 31, 1988 (Inception)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                              4,235,000           $52,937
Issuance of preferred stock in October
  1988 for license and other rights
Issuance of common stock for cash in
  October 1988 at $.05 per share                                                      80,000             4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                                      80,000             4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market
  value of $.05 per share)                                                                              22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                                 400,000            20,000
Collection on notes receivable
Net loss
                                                 ---------       ----------        ---------           -------

Balance, September 30, 1989                                                        4,795,000           103,437

Conversion of advances to common stock in
  October 1989 at $.50 per share                                                     250,000           125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)              5,000,000       $3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)                   750,000          652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                                       21,500            10,750
Forgiveness of compensation obligation                                                                  66,923
Collection on notes receivable
Net loss
                                                 ---------       ----------        ---------           -------

Balance, September 30, 1990                      5,750,000        4,619,320        5,066,500           306,110




                                                     DEFICIT
                                                   ACCUMULATED          NOTES
                                                    DURING THE        RECEIVABLE
                                                   DEVELOPMENT          FROM
                                                      STAGE          STOCKHOLDERS         TOTAL
                                                      -----          ------------         -----

Balance, August 31, 1988 (Inception)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                 $(14,525)      $    38,412
Issuance of preferred stock in October
  1988 for license and other rights                                                            1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                                           4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                                           4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market
  value of $.05 per share)                                                                22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                                      20,000
Collection on notes receivable                                           1,635             1,635
Net loss                                            $(409,718)                          (409,718)
                                                    ---------         --------        ----------

Balance, September 30, 1989                          (409,718)         (12,890)         (319,170)

Conversion of advances to common stock in
  October 1989 at $.50 per share                                                         125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)                                                    3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)                                                         652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                                           10,750
Forgiveness of compensation obligation                                                    66,923
Collection on notes receivable                                          12,890            12,890
Net loss                                           (2,319,231)                        (2,319,231)
                                                    ---------         --------        ----------

Balance, September 30, 1990                        (2,728,949)               -         2,196,482


                                                                (Continued) - 1.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

                                                           CONVERTIBLE PREFERRED STOCK             COMMON STOCK (1)
                                                      ----------------------------------------   ----------------------
                                                           SERIES A           SERIES B                 CLASS A
                                                      -----------------  ---------------------   ----------------------
                                                        SHARES   AMOUNT    SHARES     AMOUNT      SHARES       AMOUNT
                                                        ------   ------    ------     ------      ------       ------

Balance, September 30, 1990                           2,000,000    $1                            5,750,000  $ 4,619,320

Exercise of stock options in November
  1990 at $.50 per share
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totalling $130,339)                                                      960,003  $  769,670
Conversion of common stock                                                                         115,000        5,750
Net loss
                                                      ---------    --    ---------  ----------   ---------  -----------
Balance, September 30, 1991                           2,000,000     1      960,003     769,670   5,865,000    4,625,070

Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totalling $428,605)                                                    4,266,680   3,571,395
Exercise of stock options in March 1992 at
  $.50 per share
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue costs
  totalling $317,930)                                                                            5,650,200    8,157,370
Conversion of common stock                                                                         395,000        6,250
Net loss
                                                      ---------    --    ---------  ----------   ---------  -----------
Balance, September 30, 1992                           2,000,000     1    5,226,683   4,341,065  11,910,200   12,788,690

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                 793,645      600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                  793,645      749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totalling $8,720)                                                       96,897      209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totalling $4,122)                                                      103,050       98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totalling $42,125)                                                     836,335    1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                    315,000       63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                     320,000     300,000

                                                         COMMON STOCK (1)        DEFICIT
                                                       --------------------    ACCUMULATED     NOTES
                                                            CLASS B            DURING THE    RECEIVABLE
                                                       --------------------    DEVELOPMENT      FROM
                                                        SHARES      AMOUNT        STAGE     STOCKHOLDERS     TOTAL
                                                        ------      ------        -----     ------------     -----

Balance, September 30, 1990                            5,066,500   $306,110   $(2,728,949)        -       $ 2,196,482

Exercise of stock options in November
  1990 at $.50 per share                                   2,000      1,000                                     1,000
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totalling $130,339)                                                                                         769,670
Conversion of common stock                              (115,000)    (5,750)
Net loss                                                                       (1,949,588)                 (1,949,588)
                                                       ---------   --------   -----------        ---      -----------
Balance, September 30, 1991                            4,953,500    301,360    (4,678,537)        -         1,017,564

Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totalling $428,605)                                                                                       3,571,395
Exercise of stock options in March 1992 at
  $.50 per share                                         119,000     59,500                                    59,500
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue costs
  totalling $317,930)                                                                                       8,157,370
Conversion of common stock                              (395,000)    (6,250)
Net loss                                                                       (2,361,855)                 (2,361,855)
                                                       ---------   --------   -----------        ---      -----------
Balance, September 30, 1992                            4,677,500    354,610    (7,040,392)        -        10,443,974

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                            600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                             749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totalling $8,720)                                                                 209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totalling $4,122)                                                                  98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totalling $42,125)                                                              1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                                63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                                                        300,000

                                                                (Continued) - 2.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995
-------------------------------------------------------------------------------


                                                                            CONVERTIBLE PREFERRED STOCK
                                                                    --------------------------------------------
                                                                         SERIES A                SERIES B
                                                                    -----------------      ---------------------
                                                                    SHARES     AMOUNT      SHARES      AMOUNT
                                                                    ------     ------      ------      ------
    Exercise of Preferred Stock Units between October 1992
      and September 1993 for cash                                                           96,000   $    90,000
    Exercise of stock options in August 1993 and
      September 1993 at exercise prices ranging from
      $0.81 to $1.53 per share
    Compensation expense related to stock options
      granted at an exercise price below fair market
      value
    Cancellation of Series A Preferred and Class B
      Common Stock in July 1993                                   (1,500,000)
    Issuance of Class A Common Stock in July 1993 in
       connection with amendment to a license agreement
    Conversion of preferred and common stock                        (100,000)           (5,642,653)   (4,731,065)
    Cancellation of partial shares                                                             (30)
    Net loss                                                      ----------     ---    ----------    ----------

    BALANCE, SEPTEMBER 30, 1993                                      400,000     $ 1          -             -
    Exercise of non-redeemable Class B Warrants in
      April 1994 at $1.4175 per share for cash
    Exercise of redeemable Class B Warrants between
      October 1993 and June 1994 at $2.25 per share for
      cash (net of stock issue costs totalling $541,340)
    Exercise of Class C Warrants between October 1993
      and September 1994 at $1.00 per share for cash
      (net of commissions totalling $4,414)
    Exercise of Class D Warrants between October 1993
      and September 1994 at $1.50 per share for cash
      (net of commissions totalling $2,875)
    Exercise of Class F Warrants between October 1993
      and November 1993 at $100,000 per warrant for cash                                   106,666       100,000
    Exercise of stock options between October 1993 and
      September 1994 at exercise prices ranging from
      $0.50 to $2.4375 per share
    Compensation expense related to stock options granted
      at an exercise price below fair market value
    Issuance of Class A Common Stock in connection with
      Stock Purchase Agreement in September 1994 (net
      of issue costs of $192,215)
    Conversion of preferred and common stock                        (400,000)     (1)     (106,666)     (100,000)
    Cancellation of Class A Common and Class B Common
      Stock between January 1994 and May 1994
    Cancellation of partial shares
    Net loss
                                                                  ----------     ---    ----------    ----------
    BALANCE, SEPTEMBER 30, 1994                                         -          -          -             -
                                                                  ----------     ---    ----------    ----------

                                                                                COMMON STOCK (1)
                                                              ----------------------------------------------------
                                                                       CLASS A                      CLASS B
                                                              -------------------------     ----------------------
                                                                SHARES         AMOUNT         SHARES       AMOUNT
                                                                ------         ------       ----------     -------
    Exercise of Preferred Stock Units between October 1992
      and September 1993 for cash
    Exercise of stock options in August 1993 and
      September 1993 at exercise prices ranging from
      $0.81 to $1.53 per share                                    27,480     $   37,480
    Compensation expense related to stock options
      granted at an exercise price below fair market
      value                                                                     163,333
    Cancellation of Series A Preferred and Class B
      Common Stock in July 1993                                                  28,003     (2,240,250)   $(28,003)
    Issuance of Class A Common Stock in July 1993 in
       connection with amendment to a license agreement        1,500,000      2,670,000
    Conversion of preferred and common stock                   6,040,653      4,790,121       (298,000)    (59,056)
    Cancellation of partial shares
                                                              ----------     ----------     ----------    --------
    Net loss

    BALANCE, SEPTEMBER 30, 1993                               22,416,905     23,411,234      2,139,250     267,551
    Exercise of non-redeemable Class B Warrants in
      April 1994 at $1.4175 per share for cash                    17,202         24,384
    Exercise of redeemable Class B Warrants between
      October 1993 and June 1994 at $2.25 per share for
      cash (net of stock issue costs totalling $541,340)       4,312,060      9,160,795
    Exercise of Class C Warrants between October 1993
      and September 1994 at $1.00 per share for cash
      (net of commissions totalling $4,414)                      106,340        101,926
    Exercise of Class D Warrants between October 1993
      and September 1994 at $1.50 per share for cash
      (net of commissions totalling $2,875)                       78,335        114,627
    Exercise of Class F Warrants between October 1993
      and November 1993 at $100,000 per warrant for cash
    Exercise of stock options between October 1993 and
      September 1994 at exercise prices ranging from
      $0.50 to $2.4375 per share                                 113,267        156,048
    Compensation expense related to stock options granted
      at an exercise price below fair market value                              245,000
    Issuance of Class A Common Stock in connection with
      Stock Purchase Agreement in September 1994 (net
      of issue costs of $192,215)                                522,449      1,807,785
    Conversion of preferred and common stock                     653,416        113,911       (146,750)    (13,910)
    Cancellation of Class A Common and Class B Common
      Stock between January 1994 and May 1994                    (70,000)        20,794     (1,546,500)    (20,794)
    Cancellation of partial shares                                    (3)
    Net loss
                                                              ----------     ----------     ----------    --------
    BALANCE, SEPTEMBER 30, 1994                               28,149,971     35,156,504        446,000     232,847
                                                              ----------     ----------     ----------    --------


                                                                 DEFICIT
                                                               ACCUMULATED         NOTES
                                                                DURING THE       RECEIVABLE
                                                               DEVELOPMENT          FROM
                                                                  STAGE         STOCKHOLDERS       TOTAL
                                                                  -----         ------------       -----
    Exercise of Preferred Stock Units between October 1992
      and September 1993 for cash                                                             $    90,000
    Exercise of stock options in August 1993 and
      September 1993 at exercise prices ranging from
      $0.81 to $1.53 per share                                                                     37,480
    Compensation expense related to stock options
      granted at an exercise price below fair market
      value                                                                                       163,333
    Cancellation of Series A Preferred and Class B
      Common Stock in July 1993
    Issuance of Class A Common Stock in July 1993 in
       connection with amendment to a license agreement                                         2,670,000
    Conversion of preferred and common stock
    Cancellation of partial shares                             $ (6,139,223)                   (6,139,223)
    Net loss                                                   ------------            --     -----------

    BALANCE, SEPTEMBER 30, 1993                                 (13,179,615)            -      10,499,171
    Exercise of non-redeemable Class B Warrants in
      April 1994 at $1.4175 per share for cash                                                     24,384
    Exercise of redeemable Class B Warrants between
      October 1993 and June 1994 at $2.25 per share for
      cash (net of stock issue costs totalling $541,340)                                        9,160,795
    Exercise of Class C Warrants between October 1993
      and September 1994 at $1.00 per share for cash
      (net of commissions totalling $4,414)                                                       101,926
    Exercise of Class D Warrants between October 1993
      and September 1994 at $1.50 per share for cash
      (net of commissions totalling $2,875)                                                       114,627
    Exercise of Class F Warrants between October 1993
      and November 1993 at $100,000 per warrant for cash                                          100,000
    Exercise of stock options between October 1993 and
      September 1994 at exercise prices ranging from
      $0.50 to $2.4375 per share                                                                  156,048
    Compensation expense related to stock options granted
      at an exercise price below fair market value                                                245,000
    Issuance of Class A Common Stock in connection with
      Stock Purchase Agreement in September 1994 (net
      of issue costs of $192,215)                                                               1,807,785
    Conversion of preferred and common stock
    Cancellation of Class A Common and Class B Common
      Stock between January 1994 and May 1994
    Cancellation of partial shares
    Net loss                                                     (4,813,341)                   (4,813,341)
                                                               ------------            --     -----------
    BALANCE, SEPTEMBER 30, 1994                                 (17,992,956)            -      17,396,395
                                                               ------------            --     -----------

    (1)  See information regarding stock warrants at Note 5.
         See notes to financial statements.
                                                                 (Continued) - 3

LIDAK PHARMACEUTICALS

(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995
---------------------------------------------------------------


                                                                   CONVERTIBLE PREFERRED STOCK
                                                          ----------------------------------------
                                                                 SERIES A            SERIES B
                                                          ---------------------  -----------------
                                                            SHARES     AMOUNT    SHARES     AMOUNT
                                                            ------     ------    ------     ------
    OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
    Exercise of non-redeemable Class B Warrants in
      January and February, 1995 at $1.4175 per
      share for cash
    Exercise of Class C Warrants between October,
      1994 and June, 1995 at $1.00 per share for
      cash (net of commissions totalling $26,743)
    Exercise of Class D Warrants between April, 1995
      and September, 1995 at $1.50 per share for cash
    Exercise of Class E Warrants in April and August,
      1995 at $0.20 per share for cash
    Exercise of stock options between October, 1994
      and September, 1995 at exercise prices ranging
      from $0.50 per share to $3.56 per share
    Compensation expense related to stock options
      granted at an exercise price below fair market
      value
    Conversion of common stock
    Net loss
                                                            -----      -----     -----      -----
    BALANCE, SEPTEMBER 30, 1995                                --         --        --         --
                                                            =====      =====     =====      =====

                                                                                 COMMON STOCK (1)
                                                               ---------------------------------------------------
                                                                       CLASS A                      CLASS B
                                                               -----------------------       ---------------------
                                                                 SHARES         AMOUNT         SHARES       AMOUNT
                                                                 ------         ------         ------       ------
    OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
    Exercise of non-redeemable Class B Warrants in
      January and February, 1995 at $1.4175 per
      share for cash                                               97,202         137,783
    Exercise of Class C Warrants between October,
      1994 and June, 1995 at $1.00 per share for
      cash (net of commissions totalling $26,743)                 415,600         388,857
    Exercise of Class D Warrants between April, 1995
      and September, 1995 at $1.50 per share for cash             153,335         230,003
    Exercise of Class E Warrants in April and August,
      1995 at $0.20 per share for cash                             85,000          17,000
    Exercise of stock options between October, 1994
      and September, 1995 at exercise prices ranging
      from $0.50 per share to $3.56 per share                     842,956       1,121,771
    Compensation expense related to stock options
      granted at an exercise price below fair market
      value                                                                       129,792
    Conversion of common stock                                    103,000          53,774     (103,000)     (53,774)
    Net loss
                                                               ----------     -----------      -------      -------

    BALANCE, SEPTEMBER 30, 1995                                29,847,064     $37,235,484      343,000      179,073
                                                               ==========     ===========      =======      =======


                                                                    DEFICIT
                                                                  ACCUMULATED
                                                                   DURING THE          RECEIVABLE
                                                                  DEVELOPMENT             FROM
                                                                     STAGE            STOCKHOLDERS           TOTAL
                                                                     -----            ------------           -----
    OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
    Exercise of non-redeemable Class B Warrants in
      January and February, 1995 at $1.4175 per
      share for cash                                                                                         137,783
    Exercise of Class C Warrants between October,
      1994 and June, 1995 at $1.00 per share for
      cash (net of commissions totalling $26,743)                                                            388,857
    Exercise of Class D Warrants between April, 1995
      and September, 1995 at $1.50 per share for cash                                                        230,003
    Exercise of Class E Warrants in April and August,
      1995 at $0.20 per share for cash                                                                        17,000
    Exercise of stock options between October, 1994
      and September, 1995 at exercise prices ranging
      from $0.50 per share to $3.56 per share                                                              1,121,771
    Compensation expense related to stock options
      granted at an exercise price below fair market
      value                                                                                                  129,792
    Conversion of common stock

    Net loss                                                      (10,173,001)                           (10,173,001)
                                                                 ------------             -------        -----------
    BALANCE, SEPTEMBER 30, 1995                                  $(28,165,957)                 --        $ 9,248,600
                                                                 ============             =======        ===========



                                                                 (Concluded) - 4

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995
--------------------------------------------------------------------------------


                                                                                       AUGUST 31, 1988
                                                                                        (INCEPTION) TO
                                                   YEARS ENDED SEPTEMBER 30,             SEPTEMBER 30,
                                              1993          1994             1995             1995
                                        -----------     -----------    ------------      ------------
OPERATING ACTIVITIES:
Net Loss                                $(6,139,223)    $(4,813,341)   $(10,173,001)     $(28,165,957)
Adjustments to reconcile net
 loss to net cash used for
 operating activities:
 Technology license fee                   2,670,000                                         3,545,713
 Depreciation and amortization               35,179          61,399          84,867           303,940
 Compensation paid with
  common stock and stock options            163,333         245,000         129,792           575,625
 Compensation forgiven by stockholder                                                          66,923
 Imputed interest under
  technology license fee                                                                       82,613
Changes in assets and liabilities:
 Interest receivable                         28,814          (3,070)        (16,913)          (54,751)
 Contracts receivable                        (4,200)         20,572
 Prepaid and other                          (75,697)         31,374         (77,111)         (183,196)
 Patents and patents pending                (53,453)        (83,073)       (113,535)         (457,602)
 Organizational costs                                                                         (20,242)
 Accounts payable                           (30,981)        493,360         812,040         1,520,231
 Accrued compensation and
  payroll taxes                              42,517         (22,975)         44,436           168,885
Due to MBI                                  (14,876)         (1,010)          1,064            16,327
                                        -----------      ----------       ---------        ----------
    Net cash used for
     operating activities                (3,378,587)     (4,071,764)     (9,308,361)      (22,601,491)
                                        -----------      ----------       ---------        ----------


INVESTING ACTIVITIES:
 Short-term investments                    (737,378)     (6,599,940)      7,115,856        (5,791,152)
 Capital expenditures                      (138,006)       (108,701)        (92,871)         (420,215)
 Note receivable - employee                                (138,649)        138,649
                                        -----------      ----------       ---------         ---------
    Net cash provided by
    (used for) investing
     activities                            (875,384)     (6,847,290)      7,161,634        (6,211,367)
                                        -----------      ----------       ---------         ---------

FINANCING ACTIVITIES:
 Proceeds from issuance of
  common and preferred stock              3,416,053      12,206,408       1,922,157        36,792,692
 Stock issue costs                          (54,968)       (740,843)        (26,743)       (2,830,208)
 Advances for purchase
  of common stock                                                                             125,000
 Collection of notes
  receivable for common stock                                                                  14,525

                                                                   (continued-1)

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995, AND THE PERIOD AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1995

--------------------------------------------------------------------------------

                                                                                     AUGUST 31, 1988
                                                                                     (INCEPTION) TO
                                                  YEARS ENDED SEPTEMBER 30,           SEPTEMBER 30,
                                              1993          1994          1995            1995
                                           ----------    -----------   ----------      -----------
FINANCING ACTIVITIES (Continued):
 Proceeds from stockholder
  loans                                                                                $   322,788
 Repayment of stockholder loans                                                           (322,788)
 Proceeds from issuance of subordinated
 notes payable net of issue costs                                                          538,750
 Repayment of subordinated
  notes payable                                                                           (625,000)
 Payment on technology
  license fee                                 (48,605)                                    (958,326)
                                           ----------    -----------   ----------      -----------
    Net cash provided by
     financing activities                   3,312,480     11,465,565    1,895,415       33,057,433
                                           ----------    -----------   ----------      -----------
NET INCREASE(DECREASE)
 IN CASH AND CASH EQUIVALENTS                (941,491)       546,511     (251,313)       4,244,575

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     4,890,868      3,949,377    4,495,888
                                           ----------    -----------   ----------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $3,949,377    $ 4,495,888   $4,244,575      $ 4,244,575
                                           ==========    ===========   ==========      ===========

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:
  Interest paid                                     -              -            -           46,493
                                           ==========    ===========   ==========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

In October 1989, advances of $125,000 were converted into 250,000 shares of Class B Common Stock.

In December 1989, accrued compensation due to the Chairman of the Board and Chief Executive Officer of $66,923 was converted into capital.

In May 1990 and September 1992, the Company recorded an expense and a liability in the amount of $817,387 and $58,326, respectively, related to the technology license agreement and the grant-in-aid agreement with MBI (see Note 2).

During 1993, the Company recorded expense and equity in the amount of $2,670,000 related to the amendment of the technology license agreement with MBI (see Note
2).

During 1993, 1994 and 1995, the Company recorded expense and equity in the amount of $163,333, $245,000 and $81,666, respectively, related to the issuance of stock options (below fair market value) as compensation for services provided under a consulting agreement (see Note 5), and $48,126 in 1995 related to compensation to an employee.

See notes to financial statements.
                                                                   (CONCLUDED-2)

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY - LIDAK Pharmaceuticals (the "Company") was incorporated in the state of California on August 31, 1988. The Company is organized to engage in research, development, and commercialization of innovative pharmaceutical products.

    BASIS OF ACCOUNTING - The Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products. The Company has completed certain clinical trials on one of its products under an Investigational New Drug ("IND") application filed with the United States Food & Drug Administration ("FDA") and has filed an IND application with the FDA to initiate clinical trials on a second product. The Company is also currently performing research in connection with other technologies. Accordingly, the Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Financial Accounting Standards Board Statement No. 7.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Short-term investments represent certificates of deposit, U.S.
government securities, commercial paper, and other money market instruments with maturities of less than twelve months. Cash equivalents and short-term investments are carried at cost, which approximates market value. At October
1, 1995, the Company adopted Statement of Financial Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
In accordance with SFAS 115, management determined that the appropriate classification of its investments is "held-to-maturity". There was no cumulative effect as a result of adopting SFAS 115 in the current year, and in accordance with SFAS 115, prior years' financial statements have not been restated.

    CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in certificates of deposit, U.S. government securities, commercial paper, and other money market instruments and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

    DEPRECIATION - Depreciation is provided over the estimated useful lives of the property (generally five years) on the straight-line method. Depreciation expense for the years ended September 30, 1993, 1994 and 1995 and the period from inception to September 30, 1995 was $32,068, $56,818 and $74,799 and $178,729, respectively.

    PATENT COSTS - Legal expenses incurred in connection with applications for patents are capitalized. Amortization of the costs of approved patent applications is provided over the useful lives of the patents. For patent applications that are abandoned, accumulated costs are charged to expense.

    CONTRACT RESEARCH REVENUES AND COSTS - Revenues from research contracts are recognized on the percentage of completion method. Under this method, revenues and costs are recognized as the work is performed based on the ratio that incurred costs bear to the estimated total costs. Provisions for anticipated losses would be made in the period in which they first become determinable.

    GRANTS - Revenues from grants are recognized during the period in which related grant expenditures are incurred.

    RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

    INCOME TAXES - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective October 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, which had been in use by the Company. There was no cumulative effect of adopting SFAS No. 109.

2.  MBI AND THE LICENSE AGREEMENT

    Medical Biology Institute ("MBI"), is a non-profit research organization incorporated in 1981 to conduct interdisciplinary basic research in biological sciences. The President, Chief Executive Officer and director of the Company is also President, Chief Executive Officer and a director of MBI.

    The Company and MBI entered into a twenty year licensing agreement ("Agreement") as of October 10, 1988 which granted the Company an exclusive, worldwide license to all existing technology of MBI and a right of first preference to license future technology arising from the research and development efforts of MBI. As consideration for entering into the agreement, MBI was granted 2,000,000 shares of the Company's preferred stock, which was recorded at the nominal value of $1. Upon completion by the Company of its initial capitalization in May 1990, the Company became obligated to MBI for $900,000 payable in three equal annual installments. The payments were made in May 1990, 1991 and 1992, respectively. The present value of the obligation (approximately $818,000) as of May 1990 was reflected in the financial statements as a charge to research and development expense in May 1990. In addition, MBI shall receive 10% of all net license fees and 20% of royalties relating to sub licenses of the licensed technology. For products manufactured and sold by the Company, MBI will receive royalties of 6% and 3% of sales relating to patented (issued or pending) and non patented licensed technology, respectively.

     Prior to the amendment of the Agreement, if the annual fees and royalties paid to MBI failed to exceed $100,000 for the calendar year ending December 31, 1995 or any calendar year thereafter then MBI had the right to convert the license to a non-exclusive license upon six months notice. Fees and royalties on future technology are subject to negotiation.

    In July 1993 the Agreement was amended. Pursuant to the terms of the amendment, the Company issued 1,500,000 shares of Class A common stock to MBI as consideration for a 5-year extension to its exclusive technology rights (until October 10, 2013) and a 5-year postponement (until December 31, 2000) of the Company's obligation to pay minimum royalties to MBI. Additionally, MBI waived its rights to 1,500,000 shares of the Company's Series A preferred stock which were being held in escrow (See Note 5). The value of the common stock issued ($2,670,000) was reflected in the financial statements as a charge to research and development expense in July 1993.

    In November 1993 the Company and MBI entered into a Grant-in-Aid agreement as an addendum to the October 10, 1988 license agreement. Under this grant the Company agreed to provide direct laboratory support to fund a specific research program. Such grant will automatically renew for additional one year periods until terminated in writing by the Company.

    In July 1994 the Agreement was further amended to provide for future research funding and support for projects not included in the initial license agreement. This amendment provides for the transfer of ownership rights for each specific project during the time it is being funded by the Company.

3.  CONTRACT ARRANGEMENTS

    CONTRACT RESEARCH AGREEMENTS - During 1994, the Company recognized revenue from a contract research agreement with a third party whereby the Company performed research related to the screening of certain compounds.

    FEDERAL GRANTS - During fiscal 1993 and 1994, the Company recognized revenues from Small Business Innovation Research grants issued by the National Institutes of Health related to research on specific technologies.

4.  SHORT-TERM INVESTMENTS

    Short-term investments include the following (at cost which approximates fair value):

                                                  September 30,
                                             1994               1995
                                          -----------        -----------
Corporate debt securities                 $ 3,160,174        $ 4,204,841
Commercial Paper                            3,450,471            991,344
U.S. Government Securities                  4,430,610            495,967
Certificates of Deposit                       982,000             99,000
Bankers Acceptance                            989,967                  0
                                          -----------       ------------
                                          $13,013,221        $ 5,791,152
                                          ===========        ===========

     The short-term investments held by the Company at September 30, 1995, have contractual maturities within approximately six months, with the exception of a corporate debt security with a carrying amount of approximately $408,000 which matures in April 1996.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

STOCK SPLIT
     The financial statements for all periods presented give effect to the four-for-one stock split of the Company's common and preferred stock in November 1989.

COMMON STOCK
     Common stock consists of Class A and B. Each share of Class A and B common stock (i) participates equally in dividends, (ii) is entitled to one and five votes, respectively, (iii) upon liquidation of the Company, shares ratably in the net assets available for distribution, subject to the rights of Preferred Stock. Class B common stock automatically converts into Class A common stock at the option of the holder or upon sale or transfer to someone other than a holder of Class B common stock.

STOCK PURCHASE AGREEMENT
     In September 1994 the Company entered into a stock purchase agreement with Grelan Pharmaceutical Co. Ltd. of Japan ("Grelan"). Pursuant to the agreement, Grelan purchased 522,449 shares of the Company's Class A common stock for $2,000,000.

WARRANTS

     CLASS B WARRANTS - Each Class B warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $2.25. In May 1994, 1,920,489 Class B warrants were redeemed at a total cost to the Company of $94,577. The Class B Warrants outstanding at September 30, 1994 were non-redeemable warrants issued as a result of the exercise of certain Class A Warrants. All such Class B Warrants were exercised at a price of $1.4175 per warrant into one share of Class A Common Stock prior to their May 8, 1995 expiration date. At September 30, 1995, no Class B Warrants were outstanding.

     CLASS C WARRANTS - Each Class C warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $1.00 per share through May 26, 1995. At September 30, 1995, no Class C Warrants were outstanding.

     CLASS D WARRANTS - Each Class D warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, upon 30 days written notice, at a price of $.05 per warrant, if the average closing price of the Company's Class A common stock for the 30 days prior to notice exceeds $3.45 per share. If the Company exercises it's redemption right, it is are obligated to redeem all outstanding Class D warrants. Such warrants expire at various dates through February 26, 1997.

     CLASS E WARRANTS - Each Class E warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $.20 per share. All such warrants expire on January 7, 1997.

                             Class A          Class B          Class C             Class D          Class E           Class F
                            Warrants         Warrants         Warrants            Warrants         Warrants          Warrants
Balance at
 August 31, 1988
 (Inception) and
  September 30, 1989
Issued                      5,750,000                             625,000
                           ----------        ----------        ----------        ----------        ----------        ----------
Balance at
 September 30, 1990         5,750,000                             625,000
Issued                                                                              480,006
                           ----------        ----------        ----------        ----------        ----------        ----------
Balance at
 September 30, 1991         5,750,000                             625,000           480,006
Issued                                        5,650,200                           2,133,360           500,000                 4
Exercised                  (5,650,200)
Redeemed                      (99,800)
                           ----------        ----------        ----------        ----------        ----------        ----------
Balance at
 September 30, 1992                           5,650,200           625,000         2,613,366           500,000                 4
Issued                        793,650           793,650                             207,995
Exercised                    (793,650)          (96,897)         (103,050)         (836,335)         (315,000)               (3)
                           ----------        ----------        ----------        ----------        ----------        ----------
Balance at
 September 30, 1993                --         6,346,953           521,950         1,985,026           185,000                 1
Issued                                                                               53,334
Exercised                                    (4,329,262)         (106,340)          (78,337)                                 (1)
Redeemed                                     (1,920,489)
                           ----------        ----------        ----------        ----------        ----------        ----------
Balance at
 September 30, 1994                --            97,202           415,610         1,960,023           185,000                --
Issued
Exercised                                       (97,202)         (415,600)         (153,335)          (85,000)
Canceled                                                              (10)
                           ----------        ----------        ----------        ----------        ----------        ----------
Balance at
 September 30, 1995                --                --                --         1,806,688           100,000                --
                           ==========        ==========        ==========        ==========        ==========        ==========

Exercise price
 per warrant                       --                --                --        $     1.50        $     0.20                --
                           ==========        ==========        ==========        ==========        ==========        ==========

UNDERWRITER AGREEMENTS
               On May 8, 1990, the Company entered into an agreement with an underwriter for the sale of common stock units. Among other things, the agreement provides for: (i) underwriter shall have a right of first refusal to act as underwriter on any offerings of securities for a period of five years,
(ii) upon the exercise of any warrants after May 8, 1991 the Company shall pay underwriter a fee of 4% of the aggregate exercise price if the market price of the Company's common stock exceeds the exercise price on the date of exercise, and (iii) certain anti-dilution rights.

       On November 3, 1993, the Company entered into an agreement whereby the underwriter waived its right of first refusal and any and all rights under a merger and acquisition agreement dated May 15, 1990. As compensation for such waivers, the Company paid the underwriter $40,000 and issued non-qualified options exercisable until November 3, 1996 into 50,000 shares of the Company's Class A common stock at an exercise price of $6.75 per share.

UNIT PURCHASE OPTIONS
       On May 15, 1990, the underwriter of the Company's initial public offering received an option to purchase 100,000 common stock units, each common stock unit consisting of five shares of Class A common stock and five redeemable Class A warrants, at an exercise price of $6.00 per common stock unit. In September 1992, the number of common stock units and the exercise price per unit were adjusted to 158,730 and $3.78, respectively, in accordance with certain anti-dilution provisions included in the option agreement. The option was non-transferable and was exercised during fiscal 1993.

       In July 1991 such underwriter also received options to purchase 0.9 preferred stock units, each preferred stock unit consisting of 106,667 shares of Series B preferred stock and 53,334 Class D warrants, in connection with a private placement of Series B preferred stock. The options were exercised in fiscal 1993.

ESCROW AGREEMENT
       Pursuant to an agreement between the Company and the underwriter of the Company's initial public offering, 3,783,750 shares of Class B common stock, 1,500,000 shares of Series A convertible preferred stock, and options to purchase 2,216,250 shares of Class B common stock were placed in an escrow account to be held until January 1994. During fiscal 1992, 70,000 of these options were exercised resulting in 70,000 shares of Class A common stock being placed in the escrow account. In July 1993, certain holders of the shares and options placed in escrow waived all rights to their respective shares and options, resulting in the cancellation of 2,240,250 shares of Class B common stock, 1,500,000 shares of Series A convertible preferred stock and options to purchase 1,603,500 shares of Class B common stock. At September 30, 1993, there were 70,000 shares and 1,546,500 shares, respectively, of Class A common and Class B common stock remaining in escrow which were cancelled during fiscal 1994.

STOCK OPTIONS
       In March 1994 the Company's shareholders approved the adoption of the 1994 Stock Option Plan ("the 1994 Plan") pursuant to which an aggregate of 750,000 shares of Class A Common Stock were reserved for issuance. Such options may be granted to officers, directors, employees and consultants of the Company. The options are to be granted at an exercise price of at least fair market value on the date of grant and generally vest over a three year period. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also an employee of the Company. The 1994 Plan shall terminate on January 14, 2004. In March, 1995 the Company s shareholders voted to increase the shares reserved for issuance under the plan to an aggregate of 1,100,000 shares. At September 30, 1995, there were 465,167 shares of Class A Common Stock remaining available for grant under the 1994 Plan.

       Prior to the adoption of the 1994 Plan, the Company had other stock option plans which provided for the grant of options to purchase up to 1,200,000 and 1,500,000 shares of Class A and Class B common stock, respectively, to key employees and others at an option price of at least fair market value at date of grant. In March 1994 and November 1989, respectively, the Company terminated these plans as to the issuance of new options.

       In September 1988, under an employment agreement with its President and Chief Executive Officer, the Company issued options to purchase 900,000 shares of Class B common stock at an option price of $.0125 per share representing the estimated fair market value on the date of grant. Effective in August 1990, the employment agreement was amended to provide for the grant of options to purchase an additional 600,000 shares of Class B common stock at an option price of $.0125 per share (which was below the estimated fair market value of $.05 on the date of grant resulting in the recording of related compensation expense) in return for the cancellation of certain anti-dilution rights. The options were fully exercisable when issued and expire on September 9, 2003. In July 1993 options to purchase 1,125,000 shares were canceled and replaced pursuant to certain of the July 1993 grants discussed below. As of September 30, 1995, fully vested options to purchase 375,000 shares of Class B common stock remained outstanding.

       In February 1993 the Company granted options to purchase 500,000 shares of Class A common stock to a consultant (see Note 5) at an option price of $0.50 per share (which was below the estimated fair market value of $1.48 on the date of grant). In June 1994 the Company issued additional options to purchase 100,000 shares of Class A common stock at an exercise price of $2.25 pursuant to the consulting agreement. In February 1995, the consultant exercised options to purchase 500,000 shares of the Company's Class A Common Stock at the option price of $0.50 per share.

       In July 1993 the Company granted options to purchase an aggregate of 3,843,750 shares of Class A common stock to certain current employees, consultants, directors and original investors of the Company at an option price of $3.56 per share. Recipients of these options waived all of their respective rights to an aggregate of 3,843,750 shares of Class B common stock and options to purchase Class B common stock held in an escrow account. These options were fully exercisable when issued and expire on July 17, 2003.

       In September 1994 the Company reduced the exercise price on options granted to certain employees, officers and consultants to purchase 3,285,250 shares of Class A and Class B common stock to $2.75 per share.

       The following summarizes all common stock option activity for the period August 31, 1988 (inception) to September 30, 1995:

                                          Number of Shares                       Option Price
                                           Class A         Class B               Per Share
                                           -------         -------              ------------
Granted in September 1988                                  900,000                     $0.0125
                                                        ----------
Outstanding at September 30, 1988                          900,000                     $0.0125
  Granted                                                   28,000                      $0.025
                                                        ----------
Outstanding at September 30, 1989                          928,000              $0.0125-$0.025
  Granted                                  133,500       2,027,000                $.0125-$1.53
  Exercised                                                (21,500)                      $0.50
  Canceled                                                 (72,500)                      $0.50
                                        ----------      ----------
Outstanding at September 30, 1990          133,500       2,861,000               $0.0125-$1.53
  Granted                                  120,100                               $0.9375-$1.00
  Exercised                                                 (2,000)                      $0.50
  Canceled                                 (60,000)       (104,000)               $0.050-$1.53
                                        ----------      ----------
Outstanding at September 30, 1991          193,600       2,755,000               $0.0125-$1.53
  Granted                                  365,000                             $1.3125-$2.4375
  Exercised                                               (119,000)                      $0.50
  Canceled                                 (89,100)       (498,000)                $0.50-$1.53
                                        ----------      ----------
Outstanding at September 30, 1992          469,500       2,138,000             $0.0125-$2.4375
  Granted                                4,865,250                               $0.50-$6.8755
  Exercised                                (27,480)                                $0.81-$1.53
  Canceled                                  (7,420)     (1,603,500)              $0.0125-$2.25
                                        ----------      ----------
Outstanding at September 30, 1993        5,299,850         534,500             $0.0125-$6.8755
  Granted                                  619,000                                 $2.00-$6.75
  Exercised                                (70,767)        (42,500)            $ 0.025-$2.4375
  Canceled                                (180,966)                            $0.9375-$6.8750
                                        ----------      ----------
Outstanding at September 30, 1994        5,667,117         492,000               $0.0125-$6.75
  Granted                                  319,500                             $2.9375-$6.4375
  Exercised                               (795,956)        (47,000)                $0.50-$3.56
  Canceled                                (168,746)                          $1.0625 - $2.9375
                                        ----------      ----------
Outstanding at September 30, 1995        5,021,915         445,000
                                        ==========      ==========
Exercisable at September 30, 1995        4,477,420         445,000               $0.0125-$6.75
                                        ==========      ==========

6.  COMMITMENTS

       OPERATING LEASES - The Company leases its facilities from MBI under a non-cancelable operating lease which expires January 31, 1997. The Company also leases certain equipment under non-cancelable operating leases. Lease expense for the years ended September 30, 1993, 1994 and 1995 and the period inception to September 30, 1995 was $231,339, $266,012 and $372,201 and $1,566,154,
respectively.

       Future minimum payments under non-cancelable operating leases are as follows:

     Year Ending September 30,
     1996                       $381,911
     1997                        127,304
                                --------
     Total                      $509,215
                                ========

     CONVERTIBLE NOTES PAYABLE - See "Subsequent Events: Financing" in Note 13.

     CONSULTING AGREEMENT - In February 1993, the Company entered into a consulting agreement to receive certain financial communications and investor relations services. As compensation for such services, the Company (i) granted an option to purchase 500,000 shares of Class A common stock at an exercise price of $.50 per share (see Note 5), (ii) agreed to issue a three year option to purchase 100,000 shares of Class A common stock at an exercise price of $2.25 per share upon consummation of an equity financing in excess of $7 million (see Note 5), and (iii) agreed to pay a cash bonus of $250,000 upon completion of the agreement. In February, 1995 the agreement expired and the Company paid the consultant $250,000 in connection with the completion of the agreement. In February 1995, the consultant exercised options to purchase 500,000 shares of the Company s Class A Common Stock (see Note 5).

7.  INCOME TAXES
  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                       September 30,
                                                 1994                 1995
                                              -----------         ------------
  Net operating loss carryforwards            $ 5,368,964         $  9,392,873
  Capitalized license fees                      1,263,199            1,200,039
  Research credit carryforwards                   609,079            1,302,745
  Capitalized research and development costs      303,697              590,000
  Other                                           (45,484)             (72,482)
                                              -----------         ------------
  Net deferred tax assets                       7,499,455           12,413,175
  Valuation allowance for net deferred
    tax assets                                 (7,499,455)         (12,413,175)
                                              -----------         ------------
Total                                              --                  --
                                              ===========         ============

       The Company has provided a valuation allowance against the net deferred tax assets recorded as of September 30, 1994 and 1995 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2009. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company.

8.  NET LOSS PER SHARE
       Net loss per share is computed using the weighted average number of common shares outstanding during the period. Certain shares of common stock which were outstanding during the fiscal years ended September 30, 1993 and 1994 were excluded from the number of shares used in the calculation of weighted average number of common shares outstanding during those periods as these shares had been placed in escrow and were subject to forfeiture. All shares which had been placed in escrow were subsequently cancelled (see Note 5). Common equivalent shares have been excluded from the number of shares used in the calculation of weighted average number of common shares outstanding as their inclusion would be antidilutive.

9.  RELATED PARTY TRANSACTIONS

  Private Placement - In July 1991 the Company's President and Chief Executive Officer purchased nine preferred stock units in a private placement offering (see Note 5).

  MBI - The President and Chief Executive Officer of the Company is also an officer of MBI, a non-profit research organization. The Company has agreements with MBI for the licensing of technology (see Note 2) and for the leasing of facilities (see Note 6). In addition, the Company has incurred charges relating to certain administrative and research services and facilities provided by MBI and the use of certain of MBI's facilities and equipment. Such charges to the Company are based on the usage of personnel and facilities and totaled $238,017, $206,241 and $216,439 and $1,171,598 for the years ended
September 30, 1993, 1994 and 1995 and for the period inception to September 30, 1995, respectively.

  Note Receivable-Employee - The note accrued interest at 7.75% per year and all outstanding principal and interest was due and payable on September 13, 1995. Such note was paid in full on August 31, 1995.

10.  LICENSE AGREEMENTS

  YAMANOUCHI EUROPE, b.v. (formerly Brocades Pharma, b.v.) - In November 1991 the Company entered into a licensing agreement with Yamanouchi Europe, b.v. of the Netherlands ("Yamanouchi") for clinical development, manufacturing, marketing and distribution of LIDAKOL, as a topical anti-herpes compound in certain European and other countries. Under terms of the agreement, Yamanouchi will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in certain European and other countries. Under the agreement, the Company may receive payments based on the attainment of certain milestones and will receive royalties on sales in the subject territories after market introduction.

  CTS - In July 1993, the Company entered into a 5 year license/supply and distribution agreement with CTS Chemical Industries, Ltd. ("CTS"), for the manufacturing, marketing and distribution of LIDAKOL as a topical anti-herpes compound in Israel. Under the terms of the agreement, CTS will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in Israel. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredients for use in the manufacture of topical LIDAKOL from the Company or the Company's designee.

  BORYUNG - In July 1994, the Company entered into a 12 year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. ("Boryung"), for the manufacture and sale of LIDAKOL in the Republic of Korea. Under the terms of the agreement, Boryung will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in Korea. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical LIDAKOL from the Company or the Company's designee, and after market introduction the Company will receive royalties on sales in the subject territory. The Company may terminate the agreement if market introduction in Korea does not occur by December 31, 1998.

  GRELAN - In October 1994 the Company entered into an exclusive license agreement with Grelan for the manufacturing, marketing and distribution of LIDAKOL in Japan. Under the terms of the agreement, Grelan will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in Japan. Under the agreement, the Company may receive payments on the attainment of certain milestones, and will receive royalties on sales in the subject territory after market introduction.

11.  CLINICAL RESEARCH AGREEMENTS

In October 1994 the Company entered into two clinical research services agreements with third parties related to Phase 3 clinical trials of LIDAKOL in the United States and Canada.

In March 1995, the Company entered into an additional clinical research services agreement with a third party related to an additional Phase 3 clinical trial of LIDAKOL in the United States.

The Company anticipates making additional payments of approximately $500,000 under these agreements in fiscal 1996.

12.  EMPLOYEE SAVINGS PLAN

In October 1992, the Company established an employee savings plan pursuant to
Section 401(k) of the Internal Revenue Code. The plan, which became effective January 1, 1993, allows participating employees to deposit into tax deferred investment accounts 2% to 15% of their salary, subject to annual limits. The Company is not required to make matching contributions.

13.  SUBSEQUENT EVENTS

Option/Warrant Exercises - From October 1, 1995 to November 15, 1995, the Company received net proceeds of approximately $161,000 through the issuance of 69,166 shares of Class A common stock, as converted, resulting from the exercise of certain outstanding options and warrants.

Related Party - In October 1995, the Company engaged H.C. Wainwright Asset Management to provide cash management services. One of the Company s directors, is a Vice President at Wainwright and will receive a portion of the fee earned by Wainwright for such cash management services.

Financing - In November, 1995, the Company received net proceeds of approximately $8.5 million from the sale of 481,651 shares of Class A Common Stock (Shares) and $7.5 million of Convertible Notes (Notes) in a private
financing.   The Company intends to sell up to an additional $6.0 million worth of convertible notes as part of this private financing. The Notes bear interest beginning six months from the date of issue at an annual rate of 7%, payable quarterly, with the principal due and payable two years from the date of issue if and to the extent that the Notes have not previously been prepaid or converted.

The Notes are convertible into a maximum of 5,513,018 shares of the Company s Class A Common Stock, at the option of the holders, at a price equal to 80% of the average closing bid price for the Class A Common Stock for the seven trading days prior to the date of conversion. One-third of the principal amount of the Notes may be converted 15 days, 45 days and 65 days, respectively, after the effective date of the Registration Statement on Form S-3 covering such shares which the Company anticipates filing in mid December, 1995. In the event that shares of Class A Common Stock cannot be issued upon request for conversion due to the maximum share limitation, the Company is obligated to repay the Note holders, in lieu of conversion, the principal of that portion of the Notes which cannot be converted plus a premium equal to 25% of such principal amount plus any accrued and unpaid interest.

Pursuant to a Registration Rights Agreement between the Company and the holders of Shares and Notes, the Company is obligated to register the Shares and the shares of Class A Common Stock underlying the Notes within 70 days from the closing date of the transactions, or be subject to a penalty equal to 3% per month of the aggregate price paid for the Shares and Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 11, 1995

                                        LIDAK PHARMACEUTICALS

                                        By:/S/David H. Katz
                                           ----------------------
                                           David H. Katz, M.D.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Title                           Date
---------                              -----                           ----
/s/David H. Katz                       President and Chief             December 11, 1995
--------------------------        Executive Officer
David H. Katz, M.D.               (Principal Executive Officer)


/s/Michael H. Lorber                   Vice President and              December 11, 1995
--------------------------        Chief Financial Officer (Principal
Michael H. Lorber                 Financial and Accounting Officer)


/s/Daniel J. Paracka                   Chairman of the Board           December 11, 1995
--------------------------
Daniel J. Paracka


/s/Helmer P.K. Agersborg               Director                        December 11, 1995
--------------------------
Helmer P.K. Agersborg, Jr.


/s/William N. Jenkins                  Director                        December 11, 1995
--------------------------
William N. Jenkins


/s/Kenneth E. Olson                    Director                        December 11, 1995
--------------------------
Kenneth E. Olson


/s/Stuart A. Samuels                   Director                        December 11, 1995
--------------------------
Stuart A. Samuels


/s/Sidney N. Towle                     Director                        December 11, 1995
--------------------------
Sidney N. Towle, Jr.

                             LIDAK PHARMACEUTICALS

                               INDEX TO EXHIBITS

 1.1    -     Underwriting Agreement(1)
 3.1    -     Restated Articles of Incorporation
                of the Registrant(6)
 3.2    -     Bylaws of the Registrant(4)
 3.3    -     First and Second Amendment to Bylaws(6)
 4.1    -     Forms of Class A and Class B Common Stock
                Certificates(3)
 4.2    -     Class D Warrant Agreement (including form
                of Class D Warrant Certificate) (4)
 4.3    -     Warrant Agreement (including form of
                Class E Warrant Certificate) (4)
 4.7    -     Form of Unit Purchase Option issued to
                D.H. Blair & Co., Inc. and its designees
                regarding Series B Preferred Stock and
                Class D Warrants(4)
 4.8    -     Registration Rights Agreement(4)
 4.9    -     Convertible Note issued to GFL Advantage
                Fund Limited
10.1    -     1989 Stock Option Plan(3)
10.2    -     License Agreement with Medical Biology Institute(3)
10.3    -     Amendment to License Agreement with Medical
                Biology Institute dated July 1993(5)
10.4    -     Employment Agreement with David H. Katz, as amended(3)
10.5    -     Amendment to Employment Agreement with David H. Katz
                dated April 1993(5)
10.6    -     Sublease Agreement with Medical Biology Institute(3)
10.7    -     First, Second and Third Amendments to Sublease
                Agreement with Medical Biology Institute(4)
10.8    -     Fourth and Fifth Amendments to the Sublease Agreement
                with Medical Biology Institute(7)
10.9    -     Licensing Agreement with Yamanouchi Europe b.v.**
10.10   -     1994 Stock Option Plan(7)
10.11   -     Supplemental Agreement with Yamanouchi Europe b.v.(7)
10.12   -     Licensing Agreement with Grelan Pharmaceutical
                Company Limited(7)
10.13   -     Sixth Amendment to the Sublease Agreement with
                Medical Biology Institute
10.14   -     Subscription Agreement
10.15   -     Note Purchase Agreement issued to GFL Advantage
                Fund Limited
10.16   -     Registration Rights Agreement issued to GFL
                Advantage Fund Limited
11.1    -     Statement Re Computation of Net Loss Per Share
23.1    -     Independent Auditors Consent
27.1    -     Financial Data Schedule