Form 10-K405/A
period 1995-09-30
LIDAK PHARMACEUTICALS
filed 1995-12-15
CIK 858803

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended September 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ________ to ________

Commission File No. 0-18734

                              LIDAK Pharmaceuticals
           (Exact name of registrant as specified in its charter)
     California                                       33-0314804
(State or other jurisdiction of           (IRS Employer Identification No).
incorporation or organization)

11077 N. Torrey Pines Road
La Jolla, California                                    92037
(Address of principal executive office)               (Zip Code)

                                 (619) 558-0364
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Class A Common Stock as reported by NASDAQ on December 1, 1995:
$4.3750.

The number of shares of Common Stock of the Registrant issued and outstanding as of December 1, 1995:

     Class A common stock, no par value      30,457,901
     Class B common stock, no par value         283,000

                      DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 28, 1996 in connection with Registrant's annual meeting of stockholders to be held on March 18, 1996 is incorporated by reference into Part III of this Report.

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

                    Class A Common Stock
                    High           Low

     1994
First Quarter       8 1/4          4 3/4
Second Quarter      6 9/16         3 1/4
Third Quarter       3 3/8          2 3/16
Fourth Quarter      2 15/16        1 7/8

     1995
First Quarter       2 1/2          1 1/2
Second Quarter      4 1/16         1 9/16
Third Quarter       4 3/4          3 1/16
Fourth Quarter      7 1/16         3 3/4

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

Date:  December 13, 1995
                                   LIDAK PHARMACEUTICALS

                                   By:
                                     Michael H. Lorber
                                     Vice President and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)