Form 10-Q
period 1995-12-31
LIDAK PHARMACEUTICALS
filed 1996-02-14
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended DECEMBER 31, 1995             Commission File No. 0-18734


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

Registrant's telephone number, including area code (619) 558-0364

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes /X/ No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

              Class                              Outstanding at February 9, 1996
Class A common stock, no par value                         30,477,168
Class B common stock, no par value                            283,000

LIDAK Pharmaceuticals




                                    FORM 10-Q

                     For the quarter ended December 31, 1995

                                      Index


PART I.   FINANCIAL INFORMATION                                             Page
Item 1.   Financial Statements

          Balance Sheets at September 30, 1995 and
          December 31, 1995 .............................................     3

          Statements of Operations for the three month period
          ended December 31, 1994 and 1995 and for the period
          from August 31, 1988 (inception) to December 31, 1995 .........     4

          Statements of Stockholders' Equity (Deficit) from August
          31, 1988 (inception) to December 31, 1995 .....................     5

          Statements of Cash Flows for the three month period
          ended December 31, 1994 and 1995 and for the period
          from August 31, 1988 (inception) to December 31, 1995 .........     9

          Notes to Financial Statements .................................    10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..............................    17

SIGNATURES ..............................................................    18

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                            1995             1995
CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 4,244,575     $16,174,484
  Short-term investments                                                         5,791,152       3,208,593
  Interest receivable                                                               54,751          65,925
  Prepaid and other                                                                182,931         214,937
                                                                               -----------     -----------

           Total current assets                                                 10,273,409      19,663,939

PROPERTY - at cost (less accumulated depreciation of $178,729 and $199,224)        241,486         238,156

PATENTS AND PATENTS PENDING (less accumulated amortization
  of $18,719 and $23,121)                                                          438,883         451,528

DEFERRED DEBT ISSUE COSTS                                                                          584,467

OTHER ASSETS                                                                           265             265
                                                                               -----------     -----------

TOTAL                                                                          $10,954,043     $20,938,355
                                                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $ 1,520,231     $ 1,289,465
  Accrued compensation and payroll taxes                                           168,885         192,976
  Due to MBI                                                                        16,327          12,893
                                                                               -----------     -----------

           Total current liabilities                                             1,705,443       1,495,334
                                                                               -----------     -----------

LONG-TERM DEBT:

  Convertible notes payable                                                                     10,500,000

                                                                               -----------     -----------

           Total liabilities                                                     1,705,443      11,995,334
                                                                               -----------     -----------


STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      29,847,064 and 30,470,132 shares issued and outstanding                   37,235,484      38,856,261
    Class B - 510,000 shares authorized;
      343,000 and 283,000 shares issued and outstanding (convertible to
      Class A common stock)                                                        179,073         147,748
  Deficit accumulated during the development stage                             (28,165,957)    (30,060,988)
                                                                               -----------     -----------

           Total stockholders' equity                                            9,248,600       8,943,021
                                                                               -----------     -----------

TOTAL                                                                          $10,954,043     $20,938,355
                                                                               ===========     ===========

See notes to financial statements.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                              THREE MONTHS ENDED              AUGUST 31, 1988
                                                 DECEMBER 31,                 (INCEPTION) TO
                                       --------------------------------        DECEMBER 31,
                                           1994                1995                1995
REVENUES:
  License fees/Contract research                                               $  1,065,825
  Federal research grants                                  $      6,500             747,277
  Interest and other                   $    212,958             190,035           2,226,411
                                       ------------        ------------        ------------

           Total revenues                   212,958             196,535           4,039,513
                                       ------------        ------------        ------------

EXPENSES:
  Research and development                1,092,288           1,441,423          21,253,806
  General and administrative                872,081             650,143          12,181,319
  Cost of contract research                                                         533,270
  Interest                                                                          132,106
                                       ------------        ------------        ------------

           Total expenses                 1,964,369           2,091,566          34,100,501
                                       ------------        ------------        ------------

NET LOSS                               $ (1,751,411)       $ (1,895,031)       $(30,060,988)
                                       ============        ============        ============

NET LOSS PER SHARE                     $      (0.06)       $      (0.06)
                                       ============        ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                            28,641,159          30,457,152
                                       ============        ============


See notes to financial statements.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                  CONVERTIBLE PREFERRED STOCK
                                              ---------------------------------
                                                   SERIES A         SERIES B
                                              -----------------  --------------
                                               SHARES    AMOUNT  SHARES  AMOUNT
                                               ------    ------  ------  ------
BALANCE, AUGUST 31, 1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share
Issuance of preferred stock in October
  1988 for license and other rights           2,000,000    $1
Issuance of common stock for cash in
  October 1988 at $.05 per share
Issuance of common stock for cash in
  January 1989 at $.05 per share
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market value
  of $.05 per share)
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)
Collection on notes receivable
Net loss
                                              ---------    --    ------  ------

BALANCE, SEPTEMBER 30, 1989                   2,000,000     1


Conversion of advances to common stock in
  October 1989 at $.50 per share
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)
Exercise of stock options in July and
  August 1990 at $.50 per share
Forgiveness of compensation obligation
Collection on notes receivable
Net loss
                                              ---------    --    ------  ------

BALANCE, SEPTEMBER 30, 1990                   2,000,000     1


                                                           COMMON STOCK (1)
                                              ------------------------------------------
                                                    CLASS A                CLASS B
                                              ---------------------  -------------------
                                               SHARES      AMOUNT     SHARES     AMOUNT
                                               ------      ------     ------     ------
BALANCE, AUGUST 31, 1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                4,235,000  $ 52,937
Issuance of preferred stock in October
  1988 for license and other rights
Issuance of common stock for cash in
  October 1988 at $.05 per share                                        80,000     4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                        80,000     4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market value
  of $.05 per share)                                                              22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                   400,000    20,000
Collection on notes receivable
Net loss
                                              ---------  ----------  ---------  --------

BALANCE, SEPTEMBER 30, 1989                                          4,795,000   103,437


Conversion of advances to common stock in
  October 1989 at $.50 per share                                       250,000   125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)           5,000,000  $3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)                750,000     652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                         21,500    10,750
Forgiveness of compensation obligation                                            66,923
Collection on notes receivable
Net loss
                                              ---------  ----------  ---------  --------

BALANCE, SEPTEMBER 30, 1990                   5,750,000   4,619,320  5,066,500   306,110

                                                DEFICIT
                                              ACCUMULATED     NOTES
                                              DURING THE    RECEIVABLE
                                              DEVELOPMENT      FROM
                                                 STAGE     STOCKHOLDERS     TOTAL
                                                 -----     ------------     -----
BALANCE, AUGUST 31, 1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                         $(14,525)   $   38,412
Issuance of preferred stock in October
  1988 for license and other rights                                                1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                               4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                               4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market value
  of $.05 per share)                                                          22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                          20,000
Collection on notes receivable                                   1,635         1,635
Net loss                                      $ (409,718)                   (409,718)
                                              ----------      --------      --------

BALANCE, SEPTEMBER 30, 1989                     (409,718)      (12,890)     (319,170)


Conversion of advances to common stock in
  October 1989 at $.50 per share                                             125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)                                        3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)                                             652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                               10,750
Forgiveness of compensation obligation                                        66,923
Collection on notes receivable                                  12,890        12,890
Net loss                                      (2,319,231)                 (2,319,231)
                                              ----------      --------      --------
BALANCE, SEPTEMBER 30, 1990                   (2,728,949)            -     2,196,482

                                                                (Continued) - 1.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                           CONVERTIBLE PREFERRED STOCK              COMMON STOCK (1)
                                                      --------------------------------------    -----------------------
                                                           SERIES A            SERIES B                 CLASS A
                                                      -----------------   ------------------    -----------------------
                                                       SHARES    AMOUNT   SHARES      AMOUNT     SHARES        AMOUNT
                                                       ------    ------   ------      ------     ------        ------
BALANCE, SEPTEMBER 30, 1990                           2,000,000    $1                            5,750,000  $ 4,619,320

Exercise of stock options in November
  1990 at $.50 per share
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totalling $130,339)                                                      960,003  $  769,670
Conversion of common stock                                                                         115,000        5,750
Net loss
                                                      ---------    --    ---------  ----------  ----------  -----------

BALANCE, SEPTEMBER 30, 1991                           2,000,000     1      960,003     769,670   5,865,000    4,625,070


Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totalling $428,605)                                                    4,266,680   3,571,395
Exercise of stock options in March 1992 at
  $.50 per share
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue
  costs totalling $317,930)                                                                      5,650,200    8,157,370
Conversion of common stock                                                                         395,000        6,250
Net loss
                                                      ---------    --    ---------  ----------  ----------  -----------

BALANCE, SEPTEMBER 30, 1992                           2,000,000     1    5,226,683   4,341,065  11,910,200   12,788,690

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                 793,645      600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                  793,645      749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totalling $8,720)                                                       96,897      209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totalling $4,122)                                                      103,050       98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totalling $42,125)                                                     836,335    1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                    315,000       63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                     320,000     300,000

                                                          COMMON STOCK (1)        DEFICIT
                                                        --------------------    ACCUMULATED       NOTES
                                                             CLASS B            DURING THE      RECEIVABLE
                                                         ------------------     DEVELOPMENT        FROM
                                                         SHARES      AMOUNT        STAGE       STOCKHOLDERS     TOTAL
                                                         ------      ------        -----       ------------     -----
BALANCE, SEPTEMBER 30, 1990                             5,066,500   $306,110    $(2,728,949)         -       $ 2,196,482

Exercise of stock options in November
  1990 at $.50 per share                                    2,000      1,000                                      1,000
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totalling $130,339)                                                                                           769,670
Conversion of common stock                               (115,000)    (5,750)
Net loss                                                                         (1,949,588)                 (1,949,588)
                                                        ---------   --------    -----------         ---      ----------

BALANCE, SEPTEMBER 30, 1991                             4,953,500    301,360     (4,678,537)         -        1,017,564


Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totalling $428,605)                                                                                         3,571,395
Exercise of stock options in March 1992 at
  $.50 per share                                          119,000     59,500                                     59,500
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue
  costs totalling $317,930)                                                                                   8,157,370
Conversion of common stock                               (395,000)    (6,250)
Net loss                                                                         (2,361,855)                 (2,361,855)
                                                        ---------   --------    -----------         ---      ----------

BALANCE, SEPTEMBER 30, 1992                             4,677,500    354,610     (7,040,392)         -       10,443,974

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                              600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                               749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totalling $8,720)                                                                   209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totalling $4,122)                                                                    98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totalling $42,125)                                                                1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                                  63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                                                          300,000

                                                                (Continued) - 2.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                                                     CONVERTIBLE PREFERRED STOCK
                                                               ----------------------------------------
                                                                   SERIES A                SERIES B
                                                               ---------------------  -----------------
                                                               SHARES     AMOUNT    SHARES       AMOUNT
                                                               ------     ------    ------       ------
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                         96,000   $   90,000
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share
Compensation expense related to stock options
  granted at an exercise price below fair market
  value
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993                                  (1,500,000)
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement
Conversion of preferred and common stock                       (100,000)          (5,642,653)  (4,731,065)
Cancellation of partial shares                                                           (30)
Net loss
                                                              ---------    ---     ---------   ----------

BALANCE, SEPTEMBER 30, 1993                                     400,000    $ 1          -            -
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totalling $541,340)
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totalling $4,414)
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totalling $2,875)
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                 106,666      100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share
Compensation expense related to stock options granted
  at an exercise price below fair market value
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)
Conversion of preferred and common stock                       (400,000)    (1)     (106,666)    (100,000)
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994
Cancellation of partial shares
Net loss
                                                              ---------    ---     ---------   ----------
BALANCE, SEPTEMBER 30, 1994                                        -         -          -            -
                                                              ---------    ---     ---------   ----------



                                                                               COMMON STOCK (1)
                                                               ----------------------------------------------
                                                                        CLASS A               CLASS B
                                                               ------------------------  --------------------
                                                                  SHARES      AMOUNT          SHARES    AMOUNT
                                                                  ------      ------          ------    ------
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share                                         27,480   $    37,480
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                         163,333
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993                                                      28,003  (2,240,250)  $(28,003)
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement             1,500,000     2,670,000
Conversion of preferred and common stock                        6,040,653     4,790,121    (298,000)   (59,056)
Cancellation of partial shares
Net loss
                                                               ----------   -----------   ---------    -------

BALANCE, SEPTEMBER 30, 1993                                    22,416,905    23,411,234   2,139,250    267,551
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                         17,202        24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totalling $541,340)            4,312,060     9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totalling $4,414)                           106,340       101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totalling $2,875)                            78,335       114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                      113,267       156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value                                  245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                     522,449     1,807,785
Conversion of preferred and common stock                          653,416       113,911    (146,750)   (13,910)
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994                         (70,000)       20,794  (1,546,500)   (20,794)
Cancellation of partial shares                                         (3)
Net loss
                                                               ----------   -----------   ---------    -------
BALANCE, SEPTEMBER 30, 1994                                    28,149,971    35,156,504     446,000    232,847
                                                               ----------   -----------   ---------    -------

                                                              DEFICIT
                                                            ACCUMULATED       NOTES
                                                            DURING THE     RECEIVABLE
                                                            DEVELOPMENT       FROM
                                                               STAGE      STOCKHOLDERS     TOTAL
                                                               -----      ------------     -----
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                           $    90,000
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share                                                                   37,480
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                     163,333
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement                                       2,670,000
Conversion of preferred and common stock
Cancellation of partial shares
Net loss                                                    $(6,139,223)                 (6,139,223)
                                                            -----------          --     -----------

BALANCE, SEPTEMBER 30, 1993                                 (13,179,615)          -      10,499,171
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                                                   24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totalling $541,340)                                      9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totalling $4,414)                                                     101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totalling $2,875)                                                     114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                        100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                                                156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value                                              245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                                             1,807,785
Conversion of preferred and common stock
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994
Cancellation of partial shares
Net loss                                                     (4,813,341)                 (4,813,341)
                                                            -----------          --     -----------
BALANCE, SEPTEMBER 30, 1994                                 (17,992,956)          -      17,396,395
                                                            -----------          --     -----------

See notes to financial statements.                               (Continued) - 3

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------------------------

                                                      CONVERTIBLE PREFERRED STOCK                   COMMON STOCK (1)
                                                     ------------------------------  --------------------------------------------
                                                        SERIES A        SERIES B             CLASS A               CLASS B
                                                     --------------  --------------  -----------------------  -------------------
                                                     SHARES  AMOUNT  SHARES  AMOUNT    SHARES       AMOUNT     SHARES     AMOUNT
                                                     ------  ------  ------  ------    ------       ------     ------     ------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash                                                                         97,202      137,783
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totalling $26,743)                                           415,600      388,857
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash                                       153,335      230,003
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash                                                       85,000       17,000
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                               842,956    1,121,771
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                              129,792
Conversion of common stock                                                              103,000       53,774  (103,000)  (53,774)
Net loss
                                                     ------  ------  ------  ------  ----------  -----------  --------   -------

BALANCE, SEPTEMBER 30, 1995                             -       -       -       -    29,847,064   37,235,484   343,000   179,073
                                                     ------  ------  ------  ------  ----------  -----------  --------   -------

OCTOBER 1, 1995 TO DECEMBER 31, 1995 (Unaudited):
Exercise of Class D Warrants in October, 1995
  at $1.50 per share for cash                                                            26,667       40,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)                                                            481,651    1,416,505
 Exercise of stock options between October, 1995
  and December, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                54,750      132,947
Conversion of common stock                                                               60,000       31,325   (60,000)  (31,325)
Net loss
                                                     ------  ------  ------  ------  ----------  -----------  --------   -------

BALANCE, DECEMBER 31, 1995                              -       -       -       -    30,470,132  $38,856,261   283,000   147,748
                                                     ======  ======  ======  ======  ==========  ===========  ========   =======

                                                          DEFICIT
                                                        ACCUMULATED
                                                         DURING THE    RECEIVABLE
                                                        DEVELOPMENT       FROM
                                                           STAGE      STOCKHOLDERS      TOTAL
                                                           -----      ------------      -----
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash                                                                         137,783
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totalling $26,743)                                            388,857
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash                                        230,003
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash                                                        17,000
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                              1,121,771
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                  129,792
Conversion of common stock
Net loss                                                (10,173,001)                 (10,173,001)
                                                       ------------       ----      ------------

BALANCE, SEPTEMBER 30, 1995                             (28,165,957)        -          9,248,600
                                                       ------------       ----      ------------

OCTOBER 1, 1995 TO DECEMBER 31, 1995 (Unaudited):
Exercise of Class D Warrants in October, 1995
  at $1.50 per share for cash                                                             40,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)                                                           1,416,505
 Exercise of stock options between October, 1995
  and December, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                132,947
Conversion of common stock
Net loss                                                 (1,895,031)                  (1,895,031)
                                                       ------------       ----      ------------

BALANCE, DECEMBER 31, 1995                             $(30,060,988)        -       $  8,943,021
                                                       ============       ====      ============

                                                                (Concluded - 4.)

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED        AUGUST 31, 1988
                                                                                         DECEMBER 31,          (INCEPTION) TO
                                                                                ----------------------------     DECEMBER 31,
                                                                                    1994           1995             1995
OPERATING ACTIVITIES:
  Net loss                                                                      $(1,751,411)   $(1,895,031)    $(30,060,988)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Technology license fee                                                                                        3,545,713
    Depreciation and amortization                                                    18,128         24,897          328,837
    Compensation paid with common stock and stock options                           109,375                         575,625
    Compensation forgiven by stockholder                                                                             66,923
    Imputed interest under technology license fees                                                                   82,613
    Changes in assets and liabilities:
      Interest receivable                                                           (57,535)       (11,174)         (65,925)
      Prepaid and other                                                            (568,124)       (32,006)        (215,202)
      Patents and patents pending                                                   (15,520)       (17,047)        (474,649)
      Organizational costs                                                                                          (20,242)
      Accounts payable                                                             (250,065)      (230,767)       1,289,464
      Accrued compensation and payroll taxes                                         52,190         24,091          192,976
      Due to MBI                                                                    (15,263)        (3,434)          12,893
                                                                                -----------    -----------     ------------
           Net cash used for operating activities                                (2,478,225)    (2,140,471)     (24,741,962)
                                                                                -----------    -----------     ------------

INVESTING ACTIVITIES:
  Short-term investments                                                            514,842      2,582,559       (3,208,593)
  Capital expenditures                                                              (36,846)       (17,165)        (437,380)
  Note receivable - employee                                                        (10,301)
                                                                                -----------    -----------     ------------
           Net cash provided by (used for) investing activities                     467,695      2,565,394       (3,645,973)
                                                                                -----------    -----------     ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                              108,874      1,672,948       38,465,640
  Stock issue costs                                                                  (3,507)       (83,495)      (2,913,703)
  Advances for purchase of common stock                                                                             125,000
  Collection of notes receivable for common stock                                                                    14,525
  Proceeds from stockholder loans                                                                                   322,788
  Repayment of stockholder loans                                                                                   (322,788)
  Proceeds from the issuance of convertible notes payable                                       10,500,000       10,500,000
  Deferred debt issue costs                                                                       (584,467)        (584,467)
  Proceeds from issuance of subordinated notes payable-net of issue costs                                           538,750
  Repayment of subordinated notes payable                                                                          (625,000)
  Payment on technology license fee                                                                                (958,326)
                                                                                -----------    -----------     ------------
           Net cash provided by  financing activities                               105,367     11,504,986       44,562,419
                                                                                -----------    -----------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,905,163)    11,929,909       16,174,484

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,495,888      4,244,575
                                                                                -----------    -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 2,590,725    $16,174,484     $ 16,174,484
                                                                                ===========    ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                 $         -    $        -     $     46,493
                                                                                -----------    -----------     ------------


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

During 1993, 1994 and 1995, the Company recorded expense and equity in the amount of $163,333, $245,000 and $81,666, respectively, related to the issuance of stock options (below fair market value) as compensation for services provided under a consulting agreement and $48,126 in 1995 related to compensation to an employee.

See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 1995 may not be indicative of the results that may be expected for the year ending September 30, 1996.

     Certain amounts in the Statements of Operations for August 31, 1988 (Inception) to December 31, 1995 have been reclassified to conform to the 1995 presentation.

2.      STOCKHOLDER'S EQUITY

     In November 1995 the Company issued 481,651 shares of Class A Common Stock for $1.5 million pursuant to a stock purchase agreement.

3.      CONVERTIBLE NOTES PAYABLE

     In November 1995, December 1995 and January 1996 (See Note 5) the Company sold an aggregate total of $13.5 million of Convertible Notes (the "Notes"). The Notes accrue interest at an annual rate of 7%, beginning six months from the date of issue, with the principal due and payable two years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the holder (subject to the maximum share limitations set forth below) into Class A Common Stock at a price equal to 80% of the average closing bid price for the Class A Common Stock on the NASDAQ for the seven trading days prior to the date of conversion. The conversion schedule with respect to $10.5 million of the principal amount of the Notes is as follows: One third may be converted on February 9, 1996 (See Note 5), March 10, 1996 and March 30, 1996, respectively. The conversion schedule with respect to $3 million of the principal amount of the Notes is as follows: One third may be converted on February 24, 1996, March 25, 1996 and April 24, 1996, respectively.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

3.      CONVERTIBLE NOTES PAYABLE (continued)

     The $13.5 million of Notes are convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual Note limited to a pro-rata amount of such number of shares. To the extent the Notes are not converted, they are due and payable two years from the issue date.

     In the event that shares of Class A Common Stock underlying a particular Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the principal of that portion of the Note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At its option, the holder(s) of the $3 million of the principal amount of the Notes sold in January, 1996 can require the Company to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment.

4.      DEFERRED DEBT ISSUE COSTS

     Deferred debt issue costs represent costs related to the issuance of Notes which will be amortized over the life of the Notes, for a maximum of two-years from the date of issuance. In the event the Notes are converted prior to their due date, any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes.

5.      SUBSEQUENT EVENTS

     In January 1996, the Company sold $3 million in principal amount of the Notes. See Note 3 above.

     In February 1996, $3,166,667 of principal amount of Notes was converted into 707,159 shares of Class A Common Stock. See Note 3 above.

     In February 1996, the Company entered into an exclusive license agreement with Bristol-Myers Squibb Company for the manufacture, marketing and distribution of n-docosanol 10% cream (LIDAKOL(TM)) as a topical treatment for oral herpes in the U.S. and Canada and all remaining major territories throughout the world which are

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (CONCLUDED)
--------------------------------------------------------------------------------
5.      SUBSEQUENT EVENTS (continued)

not currently licensed to other parties, including Mexico, China, South and Central America, Australia and India, and portions of the Far East. Terms of the agreement include an up-front licensing fee, payments based on the achievement of certain milestones, payment of costs associated with the final stages of product development and filing for regulatory approval, and royalty payments on net sales in the licensed territories after market introduction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a development stage company. Since inception in August 1988, the Company has been engaged primarily in research and development activities. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL(TM)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product revenues and has been unprofitable since inception. For the period from inception to December 31, 1995, the Company incurred a cumulative net loss of $30.1 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

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

RESULTS OF OPERATIONS

      Revenues totalled $197,000 for the three months ended December 31, 1995 ("the 1995 three months") as compared to $213,000 for the three month period ended December 31, 1994 ("the 1994 three months"). Of the 1995 three months total, $190,000 was attributable to interest income and $6,500 was revenue from a federal research grant. The decrease in revenues during the 1995 three months was primarily attributable to decreased interest income as a result of lower average cash balances available for investment during the 1995 three months.

      Research and development expenses for the 1995 three months increased to $1.4 million from $1.1 million in the 1994 three months. The increase in expenses during the 1995 three months, was attributable primarily to expenditures associated with Phase 3 clinical trials conducted in the United States and Canada of LIDAKOL for the topical treatment of oral herpes which were initiated in the first quarter of fiscal 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (concluded)

      General and administrative expenses for the 1995 three months decreased to $650,000 from $872,000 during the 1994 three months. The decrease in expenses during the 1995 three months was attributable primarily to non-recurring investment banking fees in the 1994 three months in connection with the Company's license agreement for LIDAKOL in Japan and non-recurring expenses related to the issuance of stock options during the 1994 three months in connection with a consulting agreement.

      As a result of the foregoing revenues and expenses, the Company's net loss during the 1995 three months increased to $1.9 million from $1.8 million during the 1994 three months.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans raising an aggregate $46.5 million (net of issuance costs) through December 31, 1995. After deducting repayments of stockholder loans and subordinated notes totalling $323,000 and $625,000, respectively, and technology license fee payments to MBI totalling $958,000, net cash provided from financing activities through December 31, 1995 was $44.5 million.

      At December 31, 1995, the Company had cash, cash equivalents and short-term investments totalling $19.4 million and working capital of $18.5 million, as compared to $10 million and $8.6 million, respectively, at September 30, 1995. The increases in cash and working capital during the 1995 three months were attributable primarily to net proceeds of approximately $11.3 million received by the Company in a private financing through the sale of $1.5 million of Class A Common Stock and $10.5 million of Convertible Notes (the "Notes").. Subsequent to December 31, 1995, the Company sold an additional $3 million of Notes. (See Note 2, 3, 4 and 5 to the Financial Statements).

      In November 1995 and December 1996, the Company recorded deferred debt issue costs in the amount of approximately $584,000 related to the issuance of $10.5 million of Notes. Such costs will be amortized over the life of the Notes, for a maximum of two-years from the date of issuance. In the event the Notes are converted prior to their due date , any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes.

      Cash utilized by the Company to fund operating activities for the three months ended December 31, 1995 was $5.1 million as a result of losses incurred during the period. In addition, $17,000 of cash was utilized for capital expenditures.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

      The Notes accrue interest at an annual rate of 7% beginning six months from the date of issue, with the principal due and payable two-years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible into Class A Common Stock at a price equal to 80% of the average closing bid price of the Company's Class A Common Stock on the NASDAQ for seven trading days prior to the date of conversion. The conversion schedule with respect to $10.5 million of the principal amount of the Notes is as follows: One third may be converted on February 9, 1996, March 10, 1996 and March 30, 1996, respectively. The conversion schedule with respect to $3 million of the principal amount of the Notes is as follows: One third may be converted on February 24, 1996, March 25, 1996 and April 24, 1996, respectively.

      The $13.5 million of Notes are convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual Note limited to a pro-rata amount of such number of shares. To the extent the Notes are not converted they are due and payable two years from the issue date.

      In the event that shares of Class A Common Stock underlying a particular Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the principal of that portion of the Note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At its option, the holder(s) of $3 million of the principal amount of the Notes can require the Company to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment.

      In February 1996, $3,166,667 of principal amount of the Notes was converted into 707,159 shares of Class A Common Stock.

      In February 1996, the Company entered into an exclusive license agreement with Bristol-Myers Squibb Company for the manufacture, marketing and distribution of LIDAKOL (See Note 5 to the Financial Statements) as a topical treatment for oral herpes in the U.S. and certain other territories. Terms of the agreement include an up-front licensing fee, payments based on the achievement of certain milestones, payment of costs associated with the final stages of product development and filing for regulatory approval, and royalty payments on net sales in the licensed territories after market introduction.

      The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds may not be sufficient to permit the Company to successfully complete development or commercialize any other proposed pharmaceutical products not covered by existing licensing agreements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture and package finished product and obtain regulatory approvals to market its products. Furthermore, the Company may not have sufficient funds to repay the Notes in the event the Notes are not converted or if the Company becomes obligated to repay the Notes in lieu of conversion. There can be no assurance that the Company can successfully obtain such additional capital, enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms, or to repay the Notes, if not converted.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended December 31, 1995:

      On November 20, 1995 a report on Form 8-K was filed reporting under Item 5 the completion of the first stage of a planned $15 million dollar financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LIDAK Pharmaceuticals

Date:  February 13, 1996                   By:/s/David H. Katz
                                              ----------------------------------
                                              David H. Katz, M.D., President and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)
                                              (Principal Executive Officer)

Date:  February 13, 1996                   By:/s/Michael H. Lorber
                                              ----------------------------------
                                              Michael H. Lorber, Vice President
                                              Chief Financial Officer and
                                              Secretary