Form 10-Q
period 1996-03-31
LIDAK PHARMACEUTICALS
filed 1996-05-15
CIK 858803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
===============================================================================

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended MARCH 31, 1996                     Commission File No. 0-18734


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

                             Yes /X/              No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

              Class                               Outstanding at May 10, 1996
Class A common stock, no par value                              32,605,513
Class B common stock, no par value                                 283,000

LIDAK Pharmaceuticals

                                    FORM 10-Q

                      For the quarter ended March 31, 1996

                                      Index

PART I.           FINANCIAL INFORMATION                                                               Page
Item 1.           Financial Statements

                  Balance Sheets at September 30, 1995 and
                  March 31, 1996........................................................                 3

                  Statements of Operations for the three and six month periods ended March 31, 1995 and 1996 and for the period
                  from August 31, 1988 (inception) to March 31, 1996....................                 4

                  Statements of Stockholders' Equity (Deficit) from August
                  31, 1988 (inception) to March 31, 1996................................                 5

                  Statements of Cash Flows for the six month periods
                  ended March 31, 1995 and 1996 and for the period
                  from August 31, 1988 (inception) to March 31, 1996....................                 9

                  Notes to Financial Statements.........................................                10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................                13

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders...................                17

Item 6.           Exhibits and Reports on Form 8-K......................................                17

SIGNATURES        ......................................................................                18

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

BALANCE SHEETS (Unaudited)

- ----------------------------------------------------------------------------------------------------------
                                                                              September 30,      March 31,
ASSETS                                                                            1995             1996
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  4,244,575    $ 21,782,479
  Short-term investments                                                         5,791,152       1,925,555
  Interest receivable                                                               54,751         164,271
  Prepaid and other                                                                182,931         116,037
                                                                              ------------    ------------

           Total current assets                                                 10,273,409      23,988,342

PROPERTY - at cost (less accumulated depreciation of $178,729 and $220,450)        241,486         241,171

PATENTS AND PATENTS PENDING (less accumulated amortization
  of $18,719 and $29,243)                                                          438,883         464,970

DEFERRED DEBT ISSUE COSTS                                                             --           504,311

OTHER ASSETS                                                                           265             265
                                                                              ------------    ------------

TOTAL                                                                         $ 10,954,043    $ 25,199,059
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $  1,520,231    $    787,592
  Accrued compensation and payroll taxes                                           168,885         170,324
  Due to MBI                                                                        16,327          22,768
  Deferred revenue                                                                    --           500,000
                                                                              ------------    ------------

           Total current liabilities                                             1,705,443       1,480,684
                                                                              ------------    ------------

LONG-TERM DEBT:
  Convertible notes payable                                                           --        10,333,332
                                                                              ------------    ------------

           Total liabilities                                                     1,705,443      11,814,016
                                                                              ------------    ------------


STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      29,847,064 and 31,307,015 shares issued and outstanding                   37,235,484      42,024,670
    Class B - 510,000 shares authorized;
      343,000 and 283,000 shares issued and outstanding (convertible to
      Class A common stock)                                                        179,073         147,748
  Deficit accumulated during the development stage                             (28,165,957)    (28,787,375)
                                                                              ------------    ------------

           Total stockholders' equity                                            9,248,600      13,385,043
                                                                              ------------    ------------

TOTAL                                                                         $ 10,954,043    $ 25,199,059
                                                                              ============    ============



                        See Notes to Financial Statements

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)

- ---------------------------------------------------------------------------------------------------------------
                                                                                                AUGUST 31, 1988
                                        THREE MONTHS ENDED             SIX MONTHS ENDED         (INCEPTION) TO
                                             MARCH 31,                     MARCH 31,                MARCH 31,
                                   ----------------------------   -----------------------------
                                       1995            1996           1995            1996             1996
REVENUES:
  License fees/Contract research                   $  3,000,000                   $  3,000,000    $  3,965,825
                                                                                                  ------------
  Federal research grants                                11,332                         17,832         758,609
  Interest and other               $    210,173         279,336   $    423,131         469,371       2,605,747
                                   ------------    ------------   ------------    ------------    ------------

           Total revenues               210,173       3,290,668        423,131       3,487,203       7,330,181
                                   ------------    ------------   ------------    ------------    ------------

EXPENSES:
  Research and development            1,875,163       1,115,346      2,967,451       2,556,769      22,369,152
  General and administrative            983,823         901,709      1,855,904       1,551,852      13,083,028
  Cost of contract research                                                                            533,270
  Interest                                                                                             132,106
                                   ------------    ------------   ------------    ------------    ------------

           Total expenses             2,858,986       2,017,055      4,823,355       4,108,621      36,117,556
                                   ------------    ------------   ------------    ------------    ------------

NET INCOME (LOSS)                  $ (2,648,813)   $  1,273,613   $ (4,400,224)   $   (621,418)   $(28,787,375)
                                   ============    ============   ============    ============    ============


NET EARNINGS (LOSS) PER SHARE      $      (0.09)   $       0.04   $      (0.15)   $      (0.02)
                                   ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          29,113,794      32,655,301     28,874,880      30,797,315
                                   ============    ============   ============    ============




                        See Notes to Financial Statements

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1996
- --------------------------------------------------------------------------------

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

                                                                (Continued) - 1.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1996
- --------------------------------------------------------------------------------

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

                                                                (Continued) - 2.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1996
- --------------------------------------------------------------------------------


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

See notes to financial statements.                               (Continued) - 3

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1996
- -------------------------------------------------------------------------------

                                                                   CONVERTIBLE PREFERRED STOCK
                                                        ---------------------------------------------------
                                                                SERIES A                     SERIES B
                                                        --------------------------     --------------------
                                                          SHARES          AMOUNT        SHARES      AMOUNT
                                                        ----------     -----------     --------     -------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
 January and February, 1995 at $1.4175 per
 share for cash
Exercise of Class C Warrants between October,
 1994 and June, 1995 at $1.00 per share for
 cash (net of commissions totaling $26,743)
Exercise of Class D Warrants in April 1995
 and September 1995 at $1.50 per share for cash
Exercise of Class E Warrants in April and August,
 1995 at $0.20 per share for cash
Exercise of stock options between October, 1994
 and September, 1995 at exercise prices ranging
 from $0.50 per share to $3.56 per share
Compensation expense related to stock options
 granted at an exercise price below fair market
 value
Conversion of common stock
Net loss
                                                        ----------     -----------     --------     -------

BALANCE, SEPTEMBER 30, 1995                                  -              -              -           -
                                                        ----------     -----------     --------     -------

OCTOBER 1, 1995 TO MARCH 31, 1996 (Unaudited):
Exercise of Class D Warrants between October, 1995
 and March, 1996 at $1.50 per share for cash
Exercise of Class E Warrants in March, 1996
 at $0.20 per share for cash
Issuance of Class A Common Stock in connection with
 Stock Purchase Agreement in November 1995 (net
 of issue costs of $83,495)
Issuance of Class A Common Stock in February, 1996
 from the conversion of Convertible Notes (net of
 issue costs of $167,515)
Exercise of stock options between October, 1995
 and March, 1996 at exercise prices ranging
 from $0.50 per share to $3.56 per share
Conversion of common stock
Net loss
                                                        ----------     -----------     --------     -------

BALANCE, MARCH 31, 1996                                      -              -              -           -
                                                        ==========     ===========     ========     =======





                                                                          COMMON STOCK(1)
                                                        ---------------------------------------------------
                                                                 CLASS A                     CLASS B
                                                        --------------------------     --------------------
                                                          SHARES          AMOUNT         SHARES      AMOUNT
                                                        ----------     -----------     --------     -------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
 January and February, 1995 at $1.4175 per
 share for cash                                             97,202         137,783
Exercise of Class C Warrants between October,
 1994 and June, 1995 at $1.00 per share for
 cash (net of commissions totaling $26,743)                415,600         388,857
Exercise of Class D Warrants in April 1995
 and September 1995 at $1.50 per share for cash            153,335         230,003
Exercise of Class E Warrants in April and August,
 1995 at $0.20 per share for cash                           85,000          17,000
Exercise of stock options between October, 1994
 and September, 1995 at exercise prices ranging
 from $0.50 per share to $3.56 per share                   842,956       1,121,771
Compensation expense related to stock options
 granted at an exercise price below fair market
 value                                                                     129,792
Conversion of common stock                                 103,000          53,774     (103,000)    (53,774)
Net loss
                                                        ----------     -----------     --------     -------

BALANCE, SEPTEMBER 30, 1995                             29,847,064      37,235,484      343,000     179,073
                                                        ----------     -----------     --------     -------

OCTOBER 1, 1995 TO MARCH 31, 1996 (Unaudited):
Exercise of Class D Warrants between October, 1995
 and March, 1996 at $1.50 per share for cash                53,334         80,000
Exercise of Class E Warrants in March, 1996
 at $0.20 per share for cash                                25,000          5,000
Issuance of Class A Common Stock in connection with
 Stock Purchase Agreement in November 1995 (net
 of issue costs of $83,495)                                481,651      1,416,505
Issuance of Class A Common Stock in February, 1996
 from the conversion of Convertible Notes (net of
 issue costs of $167,515)                                  707,159      2,999,152
Exercise of stock options between October, 1995
 and March, 1996 at exercise prices ranging
 from $0.50 per share to $3.56 per share                   132,807        257,204
Conversion of common stock                                  60,000         31,325       (60,000)    (31,325)
Net loss
                                                        ----------     -----------     --------     -------

BALANCE, MARCH 31, 1996                                 31,307,015     $42,024,670      283,000     147,748
                                                        ==========     ===========     ========     =======





                                                           DEFICIT
                                                         ACCUMULATED
                                                         DURING THE      RECEIVABLE
                                                         DEVELOPMENT       FROM
                                                            STAGE       STOCKHOLDERS       TOTAL
                                                        ------------    ------------    ------------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
 January and February, 1995 at $1.4175 per
 share for cash                                                                              137,783
Exercise of Class C Warrants between October,
 1994 and June, 1995 at $1.00 per share for
 cash (net of commissions totaling $26,743)                                                  388,857
Exercise of Class D Warrants in April 1995
 and September 1995 at $1.50 per share for cash                                              230,003
Exercise of Class E Warrants in April and August,
 1995 at $0.20 per share for cash                                                             17,000
Exercise of stock options between October, 1994
 and September, 1995 at exercise prices ranging
 from $0.50 per share to $3.56 per share                                                   1,121,771
Compensation expense related to stock options
 granted at an exercise price below fair market
 value                                                                                       129,792
Conversion of common stock
Net loss                                                 (10,173,000)        -           (10,173,000)
                                                        ------------       -----        ------------

BALANCE, SEPTEMBER 30, 1995                              (28,165,957)        -             9,248,600
                                                        ------------       -----        ------------

OCTOBER 1, 1995 TO MARCH 31, 1996 (Unaudited):
Exercise of Class D Warrants between October, 1995
 and March, 1996 at $1.50 per share for cash                                                  80,000
Exercise of Class E Warrants in March, 1996
 at $0.20 per share for cash                                                                   5,000
Issuance of Class A Common Stock in connection with
 Stock Purchase Agreement in November 1995 (net
 of issue costs of $83,495)                                                                1,416,505
Issuance of Class A Common Stock in February, 1996
 from the conversion of Convertible Notes (net of
 issue costs of $167,515)                                                                  2,999,152
Exercise of stock options between October, 1995
 and March, 1996 at exercise prices ranging
 from $0.50 per share to $3.56 per share                                                     257,204
Conversion of common stock
Net loss                                                    (621,418)        -              (621,418)
                                                        ------------       -----        ------------

BALANCE, MARCH 31, 1996                                 $(28,787,375)        -          $ 13,385,043
                                                        ============       =====        ============



                                                                (Concluded) - 4

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)

- ----------------------------------------------------------------------------------------------------------------
                                                                                                 AUGUST 31, 1988
                                                                         SIX MONTHS ENDED        (INCEPTION) TO
                                                                             MARCH 31,               MARCH 31,
                                                                  ----------------------------
                                                                       1995            1996            1996
OPERATING ACTIVITIES:
  Net loss                                                        $ (4,400,224)   $   (621,418)   $(28,787,375)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Technology license fee                                                                           3,545,713
    Depreciation and amortization of patents                            38,378          52,246         356,186
    Amortization of deferred debt issue costs                                           99,524          99,524
    Compensation paid with common stock and stock options              129,792                         575,625
    Compensation forgiven by stockholder                                                                66,923
    Imputed interest under technology license fees                                                      82,613
    Changes in assets and liabilities:
      Interest receivable                                              (35,676)       (109,520)       (164,271)
      Prepaid and other                                               (149,018)         66,894        (116,302)
      Patents and patents pending                                     (104,970)        (36,611)       (494,213)
      Organizational costs                                                                             (20,242)
      Accounts payable                                                 142,272        (732,639)        787,592
      Accrued compensation and payroll taxes                            49,601           1,439         170,324
      Due to MBI                                                        (9,903)          6,441          22,768
      Deferred revenue                                                                 500,000         500,000
                                                                  ------------    ------------    ------------
           Net cash used for operating activities                   (4,339,748)       (773,644)    (23,375,135)
                                                                  ------------    ------------    ------------

INVESTING ACTIVITIES:
  Short-term investments                                               469,832       3,865,597      (1,925,555)
  Capital expenditures                                                 (58,784)        (41,406)       (461,621)
  Note receivable - employee                                           (12,004)
                                                                  ------------    ------------    ------------
           Net cash provided by (used for) investing activities        399,044       3,824,191      (2,387,176)
                                                                  ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                 585,051       1,842,203      38,634,895
  Stock issue costs                                                     (6,850)        (83,495)     (2,913,703)
  Advances for purchase of common stock                                                                125,000
  Collection of notes receivable for common stock                                                       14,525
  Proceeds from stockholder loans                                                                      322,788
  Repayment of stockholder loans                                                                      (322,788)
  Proceeds from the issuance of convertible notes payable                           13,500,000      13,500,000
  Deferred debt issue costs                                                           (771,351)       (771,351)
  Proceeds from issuance of subordinated notes payable-net
    of issue costs                                                                                     538,750
  Repayment of subordinated notes payable                                                             (625,000)
  Payment on technology license fee                                                                   (958,326)
                                                                  ------------    ------------    ------------
           Net cash provided by  financing activities                  578,201      14,487,357      47,544,790
                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (3,362,503)     17,537,904      21,782,479

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,495,888       4,244,575
                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  1,133,385    $ 21,782,479    $ 21,782,479
                                                                  ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                   $       --      $       --      $     46,493
                                                                  ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

In October 1989, advances of $125,000 were converted into 250,000 shares of Class B Common Stock.

In December 1989, accrued compensation due to the Chairman of the Board and Chief Executive Officer of $66,923 was converted into capital.

In May 1990 and September 1992, the Company recorded an expense and a liability in the amount of $817,387 and $58,326, respectively, related to the technology license agreement and the grant-in-aid agreement with MBI.

During 1993, the Company recorded expense and equity in the amount of $2,670,000 related to the amendment of the technology license agreement with MBI.

During 1993, 1994 and 1995, the Company recorded expense and equity in the amount of $163,333, $245,000 and $81,666, respectively, related to the issuance of stock options (below fair market value) as compensation for services provided under a consulting agreement and $48,126 in 1995 related to compensation to an employee.

In February 1996, $3,166,667 of Convertible Notes were converted into 707,159 shares of Class A Common Stock. In connection with this issuance $167,515 was reclassified from Deferred Debt Issue Costs to Stock Issue Costs (See Note 4).

                       See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
===============================================================================

1.   BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and six months ended March 31, 1996 are not indicative of the results that may be expected for the year ending September 30, 1996.

     Certain amounts in the Statements of Operations for August 31, 1988 (Inception) to March 31, 1996 have been reclassified to conform to the 1996 presentation.

2.   CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less, or other investments which provide for liquidity within three months.

3.   CONVERTIBLE NOTES PAYABLE

     In November 1995, December 1995 and January 1996 the Company sold a total of $13.5 million of Convertible Notes (the "Notes") to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 7%, beginning six months from the date of issue, with the principal due and payable two years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the holder (subject to the maximum share limitations set forth below) into Class A Common Stock at a price equal to 80% of the average closing bid price for the Class A Common Stock on the NASDAQ for the seven trading days prior to the date of conversion.

     The $13.5 million original principal amount of the Notes is convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual Note limited to a pro-rata amount of such number of shares. As of March 31, 1996, $3,166,667 of the principal amount of Notes had been converted into 707,159 shares of Class A Common Stock (See Notes 5 & 9).

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
===============================================================================

3.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

4.   DEFERRED DEBT ISSUE COSTS

     Deferred debt issue costs represent costs related to the issuance of Notes which will be amortized over the life of the Notes, for a maximum of two-years from the date of issuance. As of March 31, 1996, $99,524 of deferred debt issue costs have been amortized and $167,515 have been reclassified to stock issue costs in connection with the conversion of Notes (See Note 5). In the event the Notes are converted prior to their due date, any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes.

5.   STOCKHOLDERS' EQUITY

     In November 1995 the Company issued 481,651 shares of Class A Common Stock for $1.5 million pursuant to a stock purchase agreement.

     In February 1996, the Company issued 707,159 shares of Class A Common Stock in connection with the conversion of $3,166,667 principal amount of Convertible Notes. (See Note 9)

6.   NET EARNINGS (LOSS) PER SHARE

     Net earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Under this method, stock options and warrants to purchase Company's Class A Common Stock at March 31, 1996, are considered to be common stock equivalents to the extent that they are not anti-dilutive. Net loss per share is computed by dividing the net loss by the weighted average of common stock outstanding during the period. Common stock equivalents have not been included as they are anti-dilutive.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)
===============================================================================

7.   LICENSE AGREEMENT

     In February 1996, the Company entered into an exclusive license agreement with Bristol-Myers Squibb Company for the manufacture, marketing and distribution of n-docosanol 10% cream (LIDAKOL(R) ) as a topical treatment for oral herpes in the U.S. and Canada and all remaining major territories throughout the world which are not currently licensed to other parties, including Mexico, China, South and Central America, Australia and India, and portions of the Far East.

8.   DEFERRED REVENUE

     In February 1996, the Company recorded $500,000 of deferred revenue in connection with certain license fee payments received. This revenue will be realized in the event that licensee continues their participation in the joint development program after a specified period of time has elapsed following their receipt of final results from the recently completed Phase 3 clinical trials of LIDAKOL.

9.   SUBSEQUENT EVENTS

     In April and May 6, 1996, the Company issued a total of 1,263,498 shares of Class A Common Stock in connection with the conversion of $2,420,000 principal amount of Convertible Notes and 7,500 additional shares of Class A Common Stock related to a conversion in February 1996 (See Notes 3 & 5).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a development stage company. Since inception in August 1988, the Company has been engaged primarily in research and development activities. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL(R)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product sales and has been unprofitable since inception. For the period from inception to March 31, 1996, the Company incurred a cumulative net loss of $28.8 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

         In March 1996 and May 1996, the Company reported preliminary results from three Phase 3 clinical trials of LIDAKOL as a treatment of recurrent oral herpes. The primary endpoint of these trials was a comparison of healing time of the herpes episodes using either LIDAKOL cream or a placebo cream. If the results of these trials had shown that using LIDAKOL resulted in a statistically and clinically significant reduction in healing times compared to placebo, the Company had intended to file a New Drug Application (NDA) with the U.S. Food and Drug Administration for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. In the trials, LIDAKOL did not show a statistically significant difference in healing times versus the intended placebo cream used in the trials. As a result of this outcome, it will be necessary for the Company to conduct additional clinical trials to prove the efficacy of LIDAKOL before an NDA can be filed.

         The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business and lengthy and expensive regulatory approval processes and competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients, and government agencies and limitations on the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective or toxic during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, or be precluded from commercialization by proprietary rights of third parties, or that the Company may not have sufficient financial resources to complete final development and/or marketing. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

         Total revenues for the three and six months ended March 31, 1996 ("the 1996 three and six months") were $3.3 million and $3.5 million, respectively, as compared to revenues in the respective three and six months ended March 31, 1995 ("the 1995 three and six months") of $211,000 and $423,000, respectively. The increase in revenues during the 1996 three and six months was attributable primarily to license fee revenues earned during the 1996 three months in the amount of $3.0 million in connection with certain licensing agreements, most of which was derived from the Company's agreement with Bristol-Myers Squibb Company.

         Research and development expenses for the 1996 three and six months decreased to $1.1 million and $2.6 million, respectively, from $1.9 million and $3.0 million, respectively, in the 1995 three and six months. The decrease in expenses during the 1996 three and six months, was attributable primarily to decreased activities related to toxicology testing and the completion of certain U.S./Canadian Phase 3 clinical trials of LIDAKOL during these periods.

         General and administrative expenses for the 1996 three and six months decreased to $902,000 and $1.6 million, respectively, from $984,000 and $1.9 million, respectively, during the 1995 three and six months. The decrease in expenses during the 1996 three and six months is attributable primarily to a one-time payment included in the 1995 three months of fees related to a consulting agreement which was no longer in effect in 1996. Also contributing to the decreased expenses during the 1996 six months were non-recurring investment banking fees in the 1995 six months in connection with the Company's license agreement for LIDAKOL in Japan. Partially offsetting the overall decrease in expenses during the 1996 three and six months are increased non-cash expenses from the amortization of deferred debt issue costs related to the Notes recorded during the 1996 three months (See Note 4 to Financial Statements).

         As a result of the foregoing revenues and expenses, the Company recorded net income for the three months ended March 31, 1996 of $1.3 million compared to a net loss of $2.6 million in the same 1995 three month period, and a net loss for the 1996 six months of $621,000 compared to a net loss of $4.4 million in the corresponding 1996 six months. The Company believes that the net income recorded during the 1996 three months and the reduced net loss for the 1996 six months are not indicative of expected results of operations in subsequent quarters or for the fiscal year ending September 30, 1996 as the Company does not currently anticipate that license fee revenue during the balance of the fiscal year will be significant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans raising an aggregate $49.4 million (net of issuance costs) through March 31, 1996. After deducting repayments of stockholder loans and subordinated notes totalling $323,000 and $625,000, respectively, and technology license fee payments to MBI totalling $958,000, net cash provided from financing activities through March 31, 1996 was $47.5 million.

         At March 31, 1996, the Company had cash, cash equivalents and short-term investments totalling $23.7 million and working capital of $22.5 million, as compared to $10 million and $8.6 million, respectively, at September 30, 1995. The increases in cash and working capital during the 1996 six months were attributable primarily to net proceeds of approximately $14.5 million received by the Company through the sale of $1.5 million of Class A Common Stock and $13.5 million of Convertible Notes (the "Notes") in a private financing and $342,000 from the exercise of certain stock options and warrants during this period.

         Net cash used by the Company to fund operating activities during the 1996 six months decreased to $774,000 from $4.3 million during the 1995 six months. This decrease is attributable primarily to the decreased net loss during the 1996 period as discussed in "Results of Operations". Also contributing to the reduction in cash used to fund operating activities during the 1996 six months was the receipt of $500,000 during the period in connection with a licensing agreement which has been recorded as deferred revenue. The Company does not believe that the net cash used to fund operating activities during the 1996 six months is representative of future cash requirements. Net cash requirements are expected to increase to levels more consistent with net cash used in the 1995 period as a result of continuing research and development, clinical and general and administrative expenses.

         As discussed above, the results of the clinical studies reported in March 1996 of the Company's lead drug candidate, LIDAKOL, do not support the filing of an NDA at this time. The Company is in the process of planning additional clinical studies to prove the efficacy of LIDAKOL versus a placebo which, if successful, would enable it to file an NDA.

         In connection with the issuance of $13.5 million in principal of Notes, the Company recorded deferred debt issue costs totalling approximately $771,000. Such costs are being amortized over the life of the Notes, for a maximum of two-years from the date of issuance. As of March 31, 1996, $99,524 of deferred debt issue costs have been amortized and $167,515 have been reclassified to stock issue costs in connection with the conversion of Notes (See Note 5 to Financial Statements). In the event the Notes are converted prior to their due date , any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

LIQUIDITY AND CAPITAL RESOURCES (concluded)

         The $13.5 million original principal amount of Notes were convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual Note limited to a pro-rata amount of such number of shares. In February, April and May 1996, a total of 1,970,657 shares of Class A Common Stock have been issued in connection with the conversion of $5,586,668 principal amount of Notes leaving an aggregate principal balance of $7,913,332 outstanding as of May 14, 1996. In the event that shares of Class A Common Stock underlying a particular Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is obligated to immediately repay the principal of that portion of the Note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At its option, the holder(s) of $3 million of the principal amount of the Notes can require the Company to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment. Repayment of Notes, in lieu of issuance of stock due to the above referenced maximum share limitation, could have a material adverse effect on the Company's liquidity.

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

         The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds may not be sufficient to permit the Company to successfully complete development or commercialize any of its proposed pharmaceutical products. Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture and package finished product and obtain regulatory approvals to market its products. Furthermore, the Company may not have sufficient funds to repay the Notes in the event the Notes are not converted or if the Company becomes obligated to repay the Notes in lieu of conversion. There can be no assurance that the Company can successfully obtain such additional capital, enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms, or to repay the Notes, if not converted.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held March 16, 1996, the Company's shareholders re-elected three directors of the Company to hold office until the 1998 Annual Meeting of Shareholders, and approved the following proposals:

1) To amend the Company's 1994 Stock Option Plan to provide for an increase in the number of shares of Common Stock authorized for issuance under such plan from 1,100,000 to 1,350,000.

         There were cast 25,120,493 votes in favor of this proposal, 1,794,885 votes against this proposal, 204,976 abstained and 645,234 unvoted votes.

2) To ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 1996.

         There were cast 27,453,675 votes in favor of this proposal, 88,444 votes against this proposal, 223,469 abstained and 0 unvoted votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         4.1      Convertible Note issued to Capital Ventures International

         10.1     License and Development Agreement with Bristol-Myers Squibb
                  Company

         10.2 Registration Rights Agreement issued to Capital Ventures International

         10.3     Note Purchase Agreement issued to Capital Ventures
                  International

         10.4 Seventh Amendment to the Sublease Agreement with Medical Biology Institute

         27.1     Financial Statement Data Schedule

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 1996:

                  Report on Form 8-K was filed on February 9, 1996 reporting under Item 5 announcing the Company had entered into a multi-national collaborative license agreement with Bristol-Myers Squibb Company.

                  Report on Form 8-K was filed on March 18, 1996 reporting under
         Item 5 the results of a preliminary review of two Phase 3 U.S. and Canadian clinical trials conducted jointly with its European licensing partner, Yamanouchi B.V., of LIDAKOL(R) in the treatment of oral herpes.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIDAK Pharmaceuticals

Date:  May 15, 1996                  By: /s/David H. Katz
                                         -----------------------------------
                                         David H. Katz, M.D., President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)
                                         (Principal Executive Officer)



Date:  May 15, 1996                  By: /s/Michael H. Lorber
                                         -----------------------------------
                                         Michael H. Lorber, Vice President
                                         Chief Financial Officer and
                                         Secretary

                                INDEX TO EXHIBITS


4.1               Convertible Note issued to Capital Ventures International

10.1              License and Development Agreement with Bristol-Myers Squibb
                  Company

10.2              Registration Rights Agreement issued to Capital Ventures
                  International

10.3              Note Purchase Agreement issued to Capital Ventures
                  International

10.4              Seventh Amendment to the Sublease Agreement with Medical
                  Biology Institute

27.1              Financial Statement Data Schedule