Form 10-Q/A
period 1996-03-31
LIDAK PHARMACEUTICALS
filed 1996-05-16
CIK 858803

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-Q/A

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

8.   DEFERRED REVENUE


     In February 1996, the Company recorded $500,000 of deferred revenue in connection with certain license fee payments received. This revenue will be realized following a specified period of time after receipt by licensee of final results of the recently completed Phase 3 clinical trials of LIDAKOL, and based on their continued participation in the joint development program.


9.   SUBSEQUENT EVENTS


     In April and on May 6, 1996, the Company issued a total of 1,263,498 shares of Class A Common Stock in connection with the conversion of $2,420,000 principal amount of Convertible Notes and 7,500 additional shares of Class A Common Stock related to a conversion in February 1996 (See Notes 3 & 5).

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


         None.





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