Form 10-Q
period 1996-06-30
LIDAK PHARMACEUTICALS
filed 1996-08-14
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended JUNE 30, 1996                      Commission File No. 0-18734


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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                            Outstanding at August 9, 1996

Class A common stock, no par value                               33,783,052
Class B common stock, no par value                                  283,000

LIDAK Pharmaceuticals


                                    FORM 10-Q

                       For the quarter ended June 30, 1996

                                      Index

PART I.           FINANCIAL INFORMATION                                                               Page
Item 1.           Financial Statements

                  Balance Sheets at September 30, 1995 and
                  June 30, 1996.........................................................                 3

                  Statements of Operations for the three and nine month periods ended June 30, 1995 and 1996 and for the period
                  from August 31, 1988 (inception) to June 30, 1996.....................                 4

                  Statements of Stockholders' Equity (Deficit) from August
                  31, 1988 (inception) to June 30, 1996.................................                 5

                  Statements of Cash Flows for the nine month periods ended June
                  30, 1995 and 1996 and for the period
                  from August 31, 1988 (inception) to June 30, 1996.....................                 9

                  Notes to Financial Statements.........................................                10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................                13

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K......................................                18

SIGNATURES        ......................................................................                19

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

BALANCE SHEETS (Unaudited)

                                                                                  September 30,         June 30,
ASSETS                                                                                1995                1996
                                                                                  ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  4,244,575        $  3,269,871
  Short-term investments                                                             5,791,152          18,710,759
  Interest receivable                                                                   54,751             324,070
  Prepaid and other                                                                    182,931             127,631
                                                                                  ------------        ------------
           Total current assets                                                     10,273,409          22,432,331
PROPERTY - at cost (less accumulated depreciation of $178,729 and $242,284)            241,486             227,419

PATENT COSTS (less accumulated amortization of $18,719 and $32,955)                    438,883             518,248

DEFERRED DEBT ISSUE COSTS                                                                                  262,669

OTHER ASSETS                                                                               265                 265
                                                                                  ------------        ------------
TOTAL                                                                             $ 10,954,043        $ 23,440,932
                                                                                  ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  1,520,231        $    341,724
  Accrued compensation and payroll taxes                                               168,885             256,511
  Due to MBI                                                                            16,327              17,956
  Deferred revenue                                                                                         500,000
                                                                                  ------------        ------------
           Total current liabilities                                                 1,705,443           1,116,191
                                                                                  ------------        ------------
LONG-TERM DEBT:
  Convertible notes payable                                                                              6,463,332
                                                                                  ------------        ------------
           Total liabilities                                                         1,705,443           7,579,523
                                                                                  ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      29,847,064 and 33,375,756 shares issued and outstanding                       37,235,484          45,758,592
    Class B - 510,000 shares authorized;
      343,000 and 283,000 shares issued and outstanding (convertible to
      Class A common stock)                                                            179,073             147,748
  Deficit accumulated during the development stage                                 (28,165,957)        (30,044,931)
                                                                                  ------------        ------------
           Total stockholders' equity                                                9,248,600          15,861,409
                                                                                  ------------        ------------
TOTAL                                                                             $ 10,954,043        $ 23,440,932
                                                                                  ============        ============

                        See Notes to Financial Statements

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED               AUGUST 31,1988
                                                   JUNE 30,                                JUNE 30,                   (INCEPTION)TO
                                       --------------------------------        --------------------------------          JUNE 30,
                                           1995                1996                1995                1996                1996
REVENUES:
  License fees/Contract research                                                                   $  3,000,000        $  3,965,825
  Federal research grants                                  $     25,168                                  43,000             783,777
  Interest and other                   $    300,580             306,050        $    723,711             775,421           2,911,797
                                       ------------        ------------        ------------        ------------        ------------
           Total revenues                   300,580             331,218             723,711           3,818,421           7,661,399
                                       ------------        ------------        ------------        ------------        ------------
EXPENSES:
  Research and development                2,223,857             920,336           5,191,308           3,477,105          23,289,488
  General and administrative                835,126             636,654           2,691,030           2,188,506          13,719,682
  Cost of contract research                                                                                                 533,270
  Interest                                                       31,784                                  31,784             163,890
                                       ------------        ------------        ------------        ------------        ------------
           Total expenses                 3,058,983           1,588,774           7,882,338           5,697,395          37,706,330
                                       ------------        ------------        ------------        ------------        ------------
NET LOSS                               $ (2,758,403)       $ (1,257,556)       $ (7,158,627)       $ (1,878,974)       $(30,044,931)
                                       ============        ============        ============        ============        ============
NET LOSS PER SHARE                     $      (0.09)       $      (0.04)       $      (0.25)       $      (0.06)
                                       ============        ============        ============        ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              29,657,843          32,488,397          29,135,867          31,358,952
                                       ============        ============        ============        ============

                        See Notes to Financial Statements

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1996
- --------------------------------------------------------------------------------

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

                                                                (Continued) - 1.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1996
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

                                                                (Continued) - 2.

LIDAK PHARMACEUTICALS
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1996
- --------------------------------------------------------------------------------


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

See notes to financial statements.                               (Continued) - 3

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1996

                                                          CONVERTIBLE PREFERRED STOCK
                                                       -----------------------------------
                                                          SERIES A            SERIES B
                                                       ---------------    ----------------
                                                       SHARES   AMOUNT    SHARES    AMOUNT
                                                       ------   ------    ------    ------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totaling $26,743)
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share
Compensation expense related to stock options
  granted at an exercise price below fair market
  value
Conversion of common stock
Net loss
                                                       ------   ------    ------    ------
BALANCE, SEPTEMBER 30, 1995                              -        -         -         -
                                                       ------   ------    ------    ------

OCTOBER 1, 1995 TO JUNE 30, 1996 (Unaudited):
Exercise of Class D Warrants between October, 1995
  and June, 1996 at $1.50 per share for cash
Exercise of Class E Warrants in March, 1996
  at $0.20 per share for cash
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)
Issuance of Class A Common Stock between February and
  June, 1996 from the conversion of Convertible Notes
  (net of issue costs of $346,969)
 Exercise of stock options between October, 1995
  and June, 1996 at exercise prices ranging
  from $0.50 per share to $3.56 per share
Conversion of common stock
Net loss
                                                       ------   ------    ------    ------
BALANCE, JUNE 30, 1996                                   -        -         -         -
                                                       ------   ------    ------    ------



                                                                   COMMON STOCK (1)
                                                        --------------------------------------
                                                             CLASS A               CLASS B
                                                        -----------------     ----------------
                                                        SHARES     AMOUNT     SHARES    AMOUNT
                                                        ------     ------     ------    ------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash                                          97,202     137,783
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totaling $26,743)             415,600     388,857
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash        153,335     230,003
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash                        85,000      17,000
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                842,956   1,121,771
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                              129,792
Conversion of common stock                               103,000      53,774 (103,000) (53,774)
Net loss
                                                      ---------- -----------  -------  --------
BALANCE, SEPTEMBER 30, 1995                           29,847,064  37,235,484  343,000  179,073
                                                      ---------- -----------  -------  --------
OCTOBER 1, 1995 TO JUNE 30, 1996 (Unaudited):
Exercise of Class D Warrants between October, 1995
  and June, 1996 at $1.50 per share for cash              78,334     117,500
Exercise of Class E Warrants in March, 1996
  at $0.20 per share for cash                             25,000       5,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)                             481,651   1,416,505
Issuance of Class A Common Stock between February and
  June, 1996 from the conversion of Convertible Notes
  (net of issue costs of $346,969)                     2,740,900   6,689,699
 Exercise of stock options between October, 1995
  and June, 1996 at exercise prices ranging
  from $0.50 per share to $3.56 per share                142,807     263,079
Conversion of common stock                                60,000      31,325  (60,000) (31,325)
Net loss
                                                     ---------- -----------  -------  --------
BALANCE, JUNE 30, 1996                                33,375,756 $45,758,592  283,000  $147,748
                                                      ========== ===========  =======  ========



                                                           DEFICIT
                                                         ACCUMULATED
                                                          DURING THE      RECEIVABLE
                                                          DEVELOPMENT        FROM
                                                            STAGE        STOCKHOLDERS      TOTAL
                                                        -------------    ------------    ---------
OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash                                                                          137,783
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totaling $26,743)                                              388,857
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash                                         230,003
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash                                                         17,000
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                               1,121,771
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                   129,792
Conversion of common stock
Net loss                                                   (10,173,001)               (10,173,001)
                                                           -----------  ------------  -----------
BALANCE, SEPTEMBER 30, 1995                                (28,165,957)       -         9,248,600
                                                          ------------  ------------  -----------
OCTOBER 1, 1995 TO JUNE 30, 1996 (Unaudited):
Exercise of Class D Warrants between October, 1995
  and June, 1996 at $1.50 per share for cash                                              117,500
Exercise of Class E Warrants in March, 1996
  at $0.20 per share for cash                                                               5,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)                                                            1,416,505
Issuance of Class A Common Stock between February and
  June, 1996 from the conversion of Convertible Notes
  (net of issue costs of $346,969)                                                      6,689,699
 Exercise of stock options between October, 1995
  and June, 1996 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                 263,079
Conversion of common stock
Net loss                                                   (1,878,974)                 (1,878,974)
                                                          -----------  -----------   ------------
BALANCE, JUNE 30, 1996                                   $(30,044,931)      -        $ 15,861,409
                                                         ============  ===========   ============

See notes to financial statements.
                                                               (Concluded) - 4

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                     AUGUST 31, 1988
                                                                                         NINE MONTHS ENDED            (INCEPTION) TO
                                                                                              JUNE 30,                    JUNE 30,
                                                                                   ------------------------------      ------------
                                                                                       1995              1996              1996
OPERATING ACTIVITIES:
  Net loss                                                                         $ (7,158,627)     $ (1,878,974)     $(30,044,931)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Technology license fee                                                                                                3,545,713
    Depreciation and amortization of patents                                             60,638            77,791           381,731
    Amortization of deferred debt issue costs                                                             161,713           161,713
    Compensation paid with common stock and stock options                               129,792                             575,625
    Compensation forgiven by stockholder                                                                                     66,923
    Imputed interest under technology license fees                                                                           82,613
    Changes in assets and liabilities:
      Interest receivable                                                               (36,468)         (269,319)         (324,070)
      Prepaid and other                                                                (279,579)           55,300          (127,896)
      Patent costs                                                                     (110,622)          (93,601)         (551,203)
      Organizational costs                                                                                                  (20,242)
      Accounts payable                                                                  411,332        (1,178,507)          341,724
      Accrued compensation and payroll taxes                                             85,759            87,626           256,511
      Due to MBI                                                                           (930)            1,629            17,956
      Deferred revenue                                                                                    500,000           500,000
                                                                                   ------------      ------------      ------------
           Net cash used for operating activities                                    (6,898,705)       (2,536,342)      (25,137,833)
                                                                                   ------------      ------------      ------------
INVESTING ACTIVITIES:
  Short-term investments                                                              6,091,988       (12,919,607)      (18,710,759)
  Capital expenditures                                                                  (78,757)          (49,488)         (469,703)
  Note receivable - employee                                                            (13,919)
                                                                                   ------------      ------------      ------------
           Net cash provided by (used for) investing activities                       5,999,312       (12,969,095)      (19,180,462)
                                                                                   ------------      ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                                1,253,599         1,885,579        38,678,271
  Stock issue costs                                                                     (26,443)          (83,495)       (2,913,703)
  Advances for purchase of common stock                                                                                     125,000
  Collection of notes receivable for common stock                                                                            14,525
  Proceeds from stockholder loans                                                                                           322,788
  Repayment of stockholder loans                                                                                           (322,788)
  Proceeds from the issuance of convertible notes payable                                              13,500,000        13,500,000
  Deferred debt issue costs                                                                              (771,351)         (771,351)
  Proceeds from issuance of subordinated notes payable-net of issue costs                                                   538,750
  Repayment of subordinated notes payable                                                                                  (625,000)
  Payment on technology license fee                                                                                        (958,326)
                                                                                   ------------      ------------      ------------
           Net cash provided by  financing activities                                 1,227,156        14,530,733        47,588,166
                                                                                   ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    327,763          (974,704)        3,269,871
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      4,495,888         4,244,575
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  4,823,651      $  3,269,871      $  3,269,871
                                                                                   ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                    $         --      $     11,200      $    152,690
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

Between February and June, 1996, an aggregate of $7,036,668 of Convertible Notes were converted into 2,740,900 shares of Class A Common Stock. In connection with this issuance $346,969 was reclassified from Deferred Debt Issue Costs to stock issue costs (See Note 4).

                       See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and nine months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending September 30, 1996.

     Certain amounts in the Statements of Operations for August 31, 1988 (Inception) to June 30, 1996 have been reclassified to conform to the 1996 presentation.

2.   CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less, or other investments which provide for liquidity within three months.

3.   CONVERTIBLE NOTES PAYABLE

     In November 1995, December 1995 and January 1996, the Company sold a total of $13.5 million of Convertible Notes (the "Notes") to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 7%, beginning six months from the date of issue, with the principal due and payable two years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the holder (subject to the maximum share limitations set forth below) into Class A Common Stock at a price equal to 80% of the average closing bid price for the Class A Common Stock on the NASDAQ for the seven trading days prior to the date of conversion.

     The $13.5 million original principal amount of the Notes is convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual Note limited to a pro-rata amount of such number of shares. As of June 30, 1996, an aggregate of $7,036,667 of the principal amount of Notes had been converted into 2,740,900 shares of Class A Common Stock (See Notes 5 & 9).

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

     In the event that shares of Class A Common Stock underlying a particular Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the principal of that portion of the Note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At its option, the holder(s) of $2.5 million of the principal amount of the Notes sold in January, 1996 can require the Company to issue shares of Class A Common Stock based on a conversion price equal to 100% of the average closing bid price for the Class A Common Stock on the NASDAQ for the seven trading days prior to the date of conversion in lieu of the above-referenced principal and premium payment.

     Based on the market price of the Company's Class A Common Stock at August 9, 1996, the above referenced maximum share limitation would be reached in the event that all currently outstanding Notes were presented for conversion and the Company would be required to pay approximately $2.3 million as repayment of remaining principal plus premium.

4.   DEFERRED DEBT ISSUE COSTS

     Deferred debt issue costs represent costs related to the issuance of Notes which will be amortized over the life of the Notes, for a maximum of two-years from the date of issuance. As of June 30, 1996, $161,713 of deferred debt issue costs have been amortized and $346,969 have been reclassified to stock issue costs in connection with the conversion of the Notes (See Note 5). In the event the Notes are converted prior to their due date, any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes.

5.   STOCKHOLDERS' EQUITY

     In November 1995 the Company issued 481,651 shares of Class A Common Stock for $1.5 million pursuant to a stock purchase agreement.

     Between February and June, 1996, the Company issued an aggregate of 2,740,900 shares of Class A Common Stock from the conversion of $7,036,668 principal amount of Convertible Notes. The amount recorded as Stockholders' Equity in connection with this conversion was reduced by $346,969 due to the reclassification of previously recorded deferred debt issue costs (See Notes 3, 4 & 9).

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the number of shares used in the calculation of weighted average number of common shares outstanding as their inclusion would be anti-dilutive.

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

9.   SUBSEQUENT EVENTS

     In July 1996, the Company issued a total of 407,296 shares of Class A Common Stock in connection with the conversion of $800,000 principal amount of Convertible Notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is a development stage company engaged in the research and development of human health care products. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL(R)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product sales and has been unprofitable since inception in August 1988. For the period from inception to June 30, 1996, the Company incurred a cumulative net loss of approximately $30.0 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

        In March 1996 and May 1996, the Company reported preliminary results from three Phase 3 clinical trials of LIDAKOL as a treatment of recurrent oral herpes. The primary endpoint of these trials was a comparison of healing time of the herpes episodes using either LIDAKOL cream or a placebo cream. If the results of these trials had shown that using LIDAKOL resulted in a statistically and clinically significant reduction in healing times compared to placebo, the Company had intended to file a New Drug Application (NDA) with the U.S. Food and Drug Administration for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. In these trials, LIDAKOL did not show a statistically significant difference in healing times versus the intended placebo cream used in the trials. As a result of this outcome, it will be necessary for the Company to conduct additional clinical trials to prove the efficacy of LIDAKOL before an NDA can be filed. In July 1996, the Company initiated the first of two planned additional Phase 3 clinical trials of LIDAKOL.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

NET LOSSES

         During the three and nine months ended June 30, 1996 ("the 1996 three and nine months"), the Company incurred net losses of $1.3 million and $1.9 million, respectively. This compares to respective net losses of $2.8 million and $7.2 million incurred in the three and nine months ended June 30, 1995 ("the 1995 three and nine months").

REVENUES

         Total revenues for the 1996 three and nine months were $331,000 and $3.8 million, respectively. For the 1996 three months, total revenue consisted of interest and other income of $306,000 and federal research grant income of $25,000. For the 1996 nine months, total revenue consisted of license fee/contract research income of $3.0 million, interest and other income of $775,000 and federal research grant income of $43,000. Total revenues for the 1995 three and nine months were $301,000 and $724,000, respectively, and consisted entirely of interest and other income.

         The increase in revenues in the 1996 three months was due primarily to income earned during the period from research grants issued by the National Institutes of Health which were not in place during the 1995 three months. The increase in revenues during the 1996 nine months was attributable primarily to license fee revenues in the amount of $3.0 million earned in the 1996 period in connection with certain licensing agreements, most of which was derived from the Company's agreement with Bristol-Myers Squibb Company.

EXPENSES

         Research and development expenses for the 1996 three and nine months decreased to $920,000 and $3.5 million, respectively, from $2.2 million and $5.2 million, respectively, in the 1995 three and nine months. The decrease in expenses during the 1996 three and nine months, was attributable primarily to decreased activities related to toxicology testing and the completion of certain U.S./Canadian Phase 3 clinical trials of LIDAKOL during the 1996 periods.

         General and administrative expenses for the 1996 three and nine months decreased to $637,000 and $2.2 million, respectively, from $835,000 and $2.7 million, respectively, during the 1995 three and nine months. The decrease in expenses during the 1996 three months is attributable primarily to non-recurring expenses incurred in the 1995 period for legal and investment banking services related to a proposed acquisition which is no longer being pursued by the Company and for market research information purchased by the Company. This decrease is also attributable to lower legal expenses in the 1996 period related to the write off of previously capitalized patents and other corporate matters, and to reduced expenditures in the 1996 period for investor relation consulting services.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (concluded)


Also contributing to the decreased expenses during the 1996 nine months were non-recurring expenses included in the 1995 nine months for a one-time payment of fees related to a consulting agreement which was no longer in effect in fiscal 1996 and non-recurring investment banking fees paid in connection with the Company's license agreement for LIDAKOL in Japan. Partially offsetting the overall decrease in general and administrative expenses during the 1996 three and nine months are increased non-cash expenses from the amortization of deferred debt issue costs related to the Convertible Notes recorded during fiscal 1996 (See Note 4 to Financial Statements).

Interest expense recorded during the 1996 three and nine months represents interest accrued on outstanding Convertible Notes through June 30, 1996. No interest expense was incurred in the 1995 periods as the Convertible Notes were not outstanding during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the sale of equity and debt securities raising an aggregate $49.5 million (net of issuance costs) through June 30, 1996. After deducting repayments of stockholder loans and subordinated notes totaling $323,000 and $625,000, respectively, and technology license fee payments to MBI totaling $958,000, net cash provided from financing activities through June 30, 1996 was $47.5 million.

         At June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $22.0 million and working capital of $21.3 million, as compared to $10 million and $8.6 million, respectively, at September 30, 1995. The increases in cash and working capital during the 1996 nine months were attributable primarily to net proceeds of approximately $14.5 million received by the Company through the sale of $1.5 million of Class A Common Stock and $13.5 million of Convertible Notes (the "Notes") in a private financing and $386,000 from the exercise of certain stock options and warrants during this period.

         Net cash used by the Company to fund operating activities during the 1996 nine months decreased to $2.5 million from $6.9 million during the 1995 nine months. This decrease is attributable primarily to the decreased net loss during the 1996 period as discussed in "Results of Operations". Also contributing to the reduction in cash used to fund operating activities during the 1996 nine months was the receipt of $500,000 during the period in connection with a licensing agreement which has been recorded as deferred revenue. Partially offsetting the decrease in net cash used to fund operating activities during the 1996 nine months was a $1.2 million increase in cash used to reduce the Company's outstanding accounts payable balances.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company does not believe that the net cash used to fund operating activities during the 1996 nine months is representative of future cash requirements. Net cash requirements are expected to increase to levels more consistent with net cash used in the 1995 period as a result of continuing research and development, clinical trial and general and administrative expenses.

         As discussed above, the results of the clinical studies reported in March 1996 of the Company's lead drug candidate, LIDAKOL, do not support the filing of an NDA at this time. The Company has recently initiated the first of two planned additional clinical studies to prove the efficacy of LIDAKOL versus a placebo which, if successful, would enable it to file an NDA. The Company estimates that direct costs associated with conducting these two additional clinical studies will be approximately $1.5 to $2.0 million.

         In November 1995, December 1995 and January 1996, the Company issued an aggregate $13.5 million in principal amount of Convertible Notes. The Notes accrue interest at an annual rate of 7% beginning six months from the date of issue, with the principal due and payable two-years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible into Class A Common Stock at a price equal to 80% of the average closing bid price of the Company's Class A Common Stock on the NASDAQ for seven trading days prior to the date of conversion.

         In connection with the issuance of these Notes, the Company recorded deferred debt issue costs totaling approximately $771,000. Such costs are being amortized over the life of the Notes, for a maximum of two-years from the date of issuance. As of June 30, 1996, $161,713 of deferred debt issue costs have been amortized and $346,969 have been reclassified to stock issue costs in connection with the conversion of Notes (See Notes 4 & 5 to Financial Statements). In the event the Notes are converted prior to their due date, any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes.

         The $13.5 million original principal amount of Notes was convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual Note limited to a pro-rata amount of such number of shares. Between February and July, 1996, a total of 3,148,196 shares of Class A Common Stock have been issued in connection with the conversion of $7,836,667 principal amount of Notes, leaving an aggregate principal balance of $5,663,333 outstanding as of August 9, 1996. In the event that shares of Class A Common Stock underlying a particular Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is obligated to immediately repay the principal of that portion of the Note which is

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

LIQUIDITY AND CAPITAL RESOURCES (concluded)

presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At its option, the holder(s) of $2.5 million of the principal amount of the Notes can require the Company to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment. Based on the market price of the Company's Class A Common Stock at August 9, 1996, the above referenced maximum share limitation would be reached in the event that all currently outstanding Notes were presented for conversion and the Company would required to pay approximately $2.3 million as repayment of remaining principal plus premium.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27.1         Financial Statement Data Schedule

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

         Report on Form 8-K was filed on April 26, 1996 reporting under Item 5 issuance of 656,938 shares of Class A Common Stock in connection with the conversion of $1,220,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on May 6, 1996 reporting under Item 5 issuance of 599,060 shares of Class A Common Stock in connection with the conversion of $1,200,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on May 16, 1996 reporting under Item 5 new data regarding pain relief and additional new healing-time data from its Phase 3 U.S./Canadian clinical trials of LIDAKOL as a topical treatment for recurrent oral herpes.

         Report on Form 8-K was filed on June 25, 1996 reporting under Item 5 issuance of 558,927 shares of Class A Common Stock in connection with the conversion of $1,050,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on June 26, 1996 reporting under Item 5 issuance of 211,316 shares of Class A Common Stock in connection with the conversion of $400,000 principal amount of Convertible Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LIDAK Pharmaceuticals

Date:  August 13, 1996                 By:/s/David H. Katz
                                          ----------------
                                           David H. Katz, M.D., President and
                                           Chief Executive Officer
                                           (Duly Authorized Officer )
                                           (Principal Executive Officer)



Date:  August 13, 1996                 By: /s/Michael H. Lorber
                                          ---------------------
                                           Michael H. Lorber, Vice President
                                           Chief Financial Officer and
                                           Secretary