Form 10-K405
period 1996-09-30
LIDAK PHARMACEUTICALS
filed 1996-12-26
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1996

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

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Class A Common Stock as reported by NASDAQ on December 20, 1996: $62,261,953

The number of shares of Common Stock of the Registrant issued and outstanding as of December 20, 1996:

    Class A common stock, no par value             36,225,136
    Class B common stock, no par value                283,000

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 28, 1997 in connection with Registrant's annual meeting of stockholders to be held on March 15, 1997 is incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.      BUSINESS

            This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Form 10-K, including the matters set forth under the caption "Risk Factors," below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

GENERAL

            LIDAK Pharmaceuticals ("LIDAK" or the "Company") is a development stage company organized to engage in research, development and commercialization of innovative pharmaceutical products. The Company was incorporated in California in 1988 and since inception has operated in one business segment -- research and development of pharmaceutical products. See "Item 6.--Selected Financial Data." The Company is currently focusing on the development and commercialization of two proprietary products/technologies 1) n-docosanol 10% cream (LIDAKOL(R)) as a topical treatment for oral herpes (cold sores or fever blisters); and 2) Large Multivalent Immunogen ("LMI") technology as a potential immunotherapeutic vaccine treatment for malignant melanoma and other human cancers.

            In Spring 1996, the Company reported preliminary results from three Phase 3 clinical trials comparing LIDAKOL cream to a placebo cream as a treatment of recurrent oral herpes episodes. In these trials, LIDAKOL demonstrated clinical effectiveness compared to historical episode features experienced by the patients in the study, including reduced healing times, episode abortion and shortening of pain symptoms. However, similar results were obtained with the cream used as the intended placebo in the trials. If these trials had shown a statistically and clinically significant advantage of LIDAKOL versus placebo, the Company could have filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. As a result of the inconclusive outcome, the Company obtained FDA approval to use an alternative placebo and to conduct additional Phase 3 clinical trials to prove the efficacy of LIDAKOL versus the alternative placebo. In July and September 1996, the Company initiated two additional Phase 3 clinical trials of LIDAKOL in the United States. The Company anticipates completion of these studies, including data availability, around the summer of 1997. If successful, these trials will complete the final requirements to file an NDA for marketing approval. If FDA approval is obtained in a timely manner thereafter, the Company believes that it is possible that commercial sales could commence sometime in 1998. See "Research and Development - LIDAKOL".

            To date, the Company has entered into five licensing agreements relating to marketing certain topical indications of LIDAKOL. These agreements are with : 1) Yamanouchi Europe, b.v., of the Netherlands ("Yamanouchi"), for rights in certain European and other countries (November, 1991); 2) CTS Chemical Industries, Ltd. ("CTS"), for rights in Israel (July, 1993); 3) Boryung Pharmaceuticals Company, Ltd. ("Boryung"), of Seoul, Korea, for rights in the Republic of Korea (July, 1994); 4) Grelan Pharmaceutical Co., Ltd. ("Grelan"), of Tokyo, Japan, for rights in Japan (October, 1994); and 5) Bristol-Myers Squibb Company ("BMS"), headquartered in the U.S., for rights in the United States, Canada and all remaining major territories throughout the world which were not licensed to other parties (February, 1996). In November 1996, LIDAK reacquired from BMS the rights to market LIDAKOL in all territories covered in the LIDAK/BMS agreement except the U.S., Canada and Mexico and is now free to engage new licensing partners in these reacquired territories which include China, South America, Central America, Australia, India and portions of the Far East. In each of the territories covered by the above agreements, and other territories not covered by these agreements, marketing of LIDAKOL is subject to obtaining appropriate government approvals.

            The Company's second current area of clinical development uses the LMI technology as a new therapeutic approach to cancer. This technology involves the use of antigen-containing artificial cell membranes to stimulate the immune system's defense against cancer cells. Under an Investigational New Drug Application ("IND"), approved by the FDA, the Company is currently conducting a Phase 1/Phase 2 clinical trial of LMI in patients with malignant melanoma. The Company anticipates completion of this trial in early 1997. The Company's rights to the LMI technology, and certain other technologies, derive from a licensing agreement with Medical Biology Institute ("MBI"), a non-profit research organization founded in 1981 by Dr. David H. Katz, the founder, President and Chief Executive Officer of the Company.

            The Company has experienced significant losses since inception and its business is subject to significant risks. (See "Risk Factors"). Except as noted above with respect to LIDAKOL, the Company does not expect any other of its proposed products, including LMI, to be available for commercial sale for several years, if at all. There is no assurance that the ongoing U.S. Phase 3 clinical trials of LIDAKOL or the current and/or future clinical trials of LMI will demonstrate satisfactory efficacy to support the filing of NDA's with the FDA in the U.S. or with regulatory agencies outside the U.S. Moreover, filing of any such NDA's does not assure that marketing approvals will be granted for these products in the U.S. or elsewhere. There is no assurance that pre-clinical and clinical testing of the Company's earlier-stage technologies will demonstrate appropriate safety and efficacy requirements to warrant further development and/or to achieve the requirements of regulatory marketing approvals in the U.S. or elsewhere.

            Even if the Company obtains applicable regulatory marketing approvals for LIDAKOL, LMI or any of its other products, it will still be necessary for the Company to make appropriate arrangements, for which no assurance can be made, to finance the ultimate commercialization of such products. These arrangements could include obtaining additional licensing agreements or other collaborative interactions with outside parties which have sufficient financial resources and expertise and/or raising additional financing to support completion of any remaining non-clinical and clinical development, regulatory approval filings and, if approved, eventual marketing of such products.

RESEARCH AND DEVELOPMENT

            LIDAKOL: Company scientists have developed a therapeutic compound, n-docosanol, trademarked under the name LIDAKOL, which has demonstrated anti-viral and anti-inflammatory properties. The Company has been focusing on approval for LIDAKOL as a topical treatment for oral herpes infections. During fiscal 1995, a Phase 3 clinical trial of LIDAKOL as a topical treatment for oral herpes was completed in Europe by Yamanouchi, the Company's licensing partner in Europe. In this double blind study, LIDAKOL was compared to acyclovir (Zovirax(R)) 5% cream in approximately 400 patients initiating treatment at early stages of a recurrent herpes episode. Results of this trial demonstrated that LIDAKOL showed statistically comparable therapeutic efficacy to Zovirax 5% cream, a product approved for marketing in Europe as a treatment for recurrent oral herpes, but which is not available in the U.S., (Zovirax ointment, which is available in the U.S., has not been approved by the FDA for use as a treatment for recurrent oral herpes). Demonstrating comparable efficacy to an approved product is a requirement for obtaining regulatory approval in most major European countries, but is not a requirement for approval in the U.S. Results of this trial will be used by Yamanouchi, along with results from the Phase 3 U.S./Canadian placebo-controlled trials described below, for submission to the appropriate regulatory agencies for marketing approval in Europe.

            In Spring 1996, the Company obtained the results of three double-blind placebo-controlled Phase 3 U.S. and Canadian clinical trials of LIDAKOL 10% cream as a topical treatment for recurrent oral herpes. Two of these studies focused on early treatment and the third focused on late treatment of oral herpes. In the two early treatment studies, in which 648 patients were treated early in the course of oral herpes episodes, LIDAKOL had a very good safety profile and was well-tolerated. With regard to healing time, the average duration of oral herpes episodes averaged 5.5 days in both the LIDAKOL and placebo-treated groups, compared to an average duration of 8.9 days in prior untreated episodes experienced by these patients. This represents a 35% reduction (P 0.0001) in time to healing. Furthermore, in one of these studies, both LIDAKOL and placebo treatment resulted in significant benefit (73% and 50%, respectively) in aborting the progression of oral herpes to the vesicle, or blister, stage in patients who initiated treatment at the early sign of an outbreak., Moreover, complete elimination of pain was observed by the patients in 2.6 and 4.0 days, respectively, compared to 6.0 days when the disease is left untreated, as published in the scientific literature. The absence of a difference between LIDAKOL and placebo treatment was unexpected. The Company believes that this result was due to unanticipated anti-herpes activity of the cream used as the intended placebo in the trials.

            The third Phase 3 U.S./Canadian late treatment study of LIDAKOL was conducted in 544 oral herpes patients initiating treatment in the late stage of a recurrent episode. This study demonstrated that late-stage treatment was ineffective in altering overall healing times. This outcome was expected in view of the Company's understanding of the mode of action of LIDAKOL, in which interference with viral infection occurs early when infecting herpes viruses begin to enter target cells, rather than after the virus has entered the cell and begun to multiply.

            If these trials had shown a statistically and clinically significant advantage of LIDAKOL versus placebo, the Company could have filed an NDA with the FDA for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. However, LIDAKOL did not show a statistically significant difference in healing times versus the cream used as the intended placebo in the trials. As a result of this outcome and because the Company believes that the cream used as the intended placebo displayed unexpected anti-herpes activity, the Company is conducting additional clinical trials to prove the efficacy of LIDAKOL compared to what it believes to be an alternative, inert placebo.

            In July 1996 and September 1996, the Company initiated two additional Phase 3 clinical trials in the United States of LIDAKOL as an early treatment of recurrent oral herpes. A minimum of 500 patients will be evaluated in the two double-blind, placebo-controlled studies using a totally different placebo than was used in the original studies. The alternative placebo cream being used in these additional studies has been shown in previous human clinical trials to be inactive as a treatment for oral herpes. Consequently, the Company believes that these trials should provide the Company with a more valid comparison of LIDAKOL activity versus an inert placebo. The primary endpoint of these studies will be overall time-to-healing, with secondary endpoints including percentage of aborted outbreaks and relief of pain symptoms. The studies will be conducted at many of the same sites used in previous Phase 3 studies of LIDAKOL. The Company anticipates completion of these studies around the summer of 1997. If successful, the Company will use these results in support of filing an NDA.

            In January 1996, the Company initiated two separate Phase 2 clinical trials of LIDAKOL in AIDS patients as a topical treatment for Kaposi's Sarcoma cutaneous lesions (KS) and Molluscum Contagiosum (MC) under the Company's IND with the FDA. Each of these conditions occurs in increased frequency with patients infected with human immunodeficiency virus (HIV). KS is a malignant vascular tumor typified by purplish skin lesions which may appear anywhere on the body. Recently published studies suggest that a new herpes virus, human herpes virus 8 (HHV-8), may be the causative agent of KS. MC is a viral infection resulting in raised skin lesions, or warts, currently treatable only by surgical removal. Each of the trials involve adult male HIV-infected patients (18 in the KS and 10 in the MC studies, respectively) in an open label, single center study in which patients apply LIDAKOL five times daily over a 14 to 28 day period. Clinical endpoints of both trials will include reduction in the size of lesions and time-to-heal responses. The Company anticipates results from these studies in early 1997.

            In late fiscal 1997 the Company plans to initiate a Phase 2 clinical trial using LIDAKOL as a topical therapeutic treatment for burns and wound healing. The Company is also investigating the possibility of initiating additional clinical trials for other topical indications of LIDAKOL which may include therapeutic use in genital herpes, shingles, fungal infections and other skin conditions, although no specific plan has been established for initiation of such trials. In addition, the Company has preliminary data indicating that a topical formulation of LIDAKOL might be beneficial in preventing sexually transmitted HIV.

            The Company is also developing LIDAKOL for systemic (internally administered) anti-viral and anti-inflammatory use. Preclinical studies indicate that systemically formulated LIDAKOL inhibits viral replication of certain lipid-enveloped viruses. Several medically significant diseases are caused by these viruses which, besides herpes, include shingles, cytomegalovirus, influenza, respiratory syncytial virus, hepatitis and HIV.

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

            LARGE MULTIVALENT IMMUNOGEN (LMI): Utilizing LMI technology acquired through its license agreement with MBI, the Company is attempting to develop anti-cancer and anti-viral therapeutic products. See "Relationship with Medical Biology Institute". This technology incorporates homogeneous cell-sized beads coated with purified cell membranes containing cancer or virus antigens. These coated beads are injected into patients' skin to stimulate the immune system, in particular cytotoxic T lymphocytes ("CTL") or "killer cells", to attack and kill the cancer cells or virus infected cells. CTL's play a major role in the immune system's defense against diseases. Provided they are effectively stimulated into their killing action, CTL's can recognize foreign antigens on cancer or virus-infected cells and kill such cells. In experimental animals, the LMI approach has been shown to effectively stimulate and enhance cancer-specific CTL responses against a variety of mouse tumors and, when combined with traditional chemotherapy, has been shown to significantly improve survival rates of cancer-bearing mice.

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

            In December 1995, the Company began a Phase 1/Phase 2 clinical trial of LMI in patients with malignant melanoma under its IND with the FDA. This clinical trial is investigating the safety of LP 2307 Injectable LMI Suspension ("LP 2307") in 18 patients with late stage disease. LP 2307 is created by attaching high concentrations of isolated melanoma antigens derived from melanoma cell lines onto cell-sized microspheres. The study will also evaluate varying doses of the LP 2307, and its ability to elicit melanoma-specific immune responses and possible stabilization of the disease and prolongation of patient life. The Company anticipates completion of this study in early 1997.

            Although research efforts are still at an early stage, Company scientists believe that the LMI approach may also be effective for stimulating enhanced virus-specific CTL responses, thereby providing the opportunity to also develop improved therapies and vaccines for viral diseases.

            Patents covering the use of LMI to treat human tumors have been issued to MBI in the U.S. and Europe. The rights to these patents belong to the Company through the license agreement with MBI described under "Relationship with Medical Biology Institute" below (the "MBI" Agreement). Both U.S. and foreign patents are pending for use of LMI as a treatment for viral diseases. See "Patents and Proprietary Rights." The Company intends to obtain outside funding for any future development of the LMI technology.

            ADIFAB TECHNOLOGY : Using technology acquired through its license agreement with MBI, Company scientists have developed an assay which rapidly measures, with high precision, levels of unbound Free Fatty Acids ("FFA") in blood plasma and other tissue fluids. See "Relationship with Medical Biology Institute". Modest but statistically significant increases in blood plasma levels of unbound FFA were found to be associated with cancer and diabetes. However, major increases in unbound FFA, (14 fold), were found in patients undergoing balloon angioplasty for coronary artery disease. Thus, in preliminary clinical studies, this assay appears to be an extremely sensitive detector of ischemia in heart disease and may prove to be a simple, rapid and cost-effective early diagnostic tool to identify individuals with ischemia caused by coronary artery disease or stroke. The Company is currently seeking outside parties to further develop this technology into a new clinically important diagnostic tool. The ADIFAB assay is currently available for sale to the medical research community through a non-exclusive distribution agreement with Molecular Probes, Inc. of Eugene, Oregon, although such sales have not and are not expected to result in significant revenues to the Company. Both U.S. and foreign patents have been issued for the ADIFAB technology. The rights to these patents belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights."

            HUMAN IMMUNE SYSTEM-RECONSTITUTED SCID MOUSE TECHNOLOGY: The human immune system-reconstituted SCID mouse technology (hu-PBL-SCID), which the Company acquired through its license agreement with MBI, creates a functional human immune system in mice which have a genetic defect known as Severe Combined ImmunoDeficiency ("SCID") by reconstituting such mice with human blood cells. See "Relationship with Medical Biology Institute". Certain aspects of the human immune system are thereby created to function in laboratory animals. Both U.S. and foreign patents have been issued for the hu-PBL-SCID technology. The rights to these patents belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights". The Company believes there may be both commercial and scientific applications of the hu-PBL-SCID mouse technology. The focus of work with this model has been diseases of the human immune system, including AIDS. This model permits basic studies on the infection of human cells with human viruses, such as Human Immunodeficiency Virus ("HIV"), without risk to human life and efficacy testing of possible vaccines for prevention of disease or drugs for therapy. The Company is currently investigating the use of this technology in the production of human monoclonal antibodies.

            To date, the Company has completed work under twelve contract research agreements pursuant to which the Company used hu-PBL-SCID mice infected with HIV to screen compounds developed by other pharmaceutical and biotechnology companies for potential therapeutic efficacy in human AIDS and other virus-induced diseases. The Company does not expect that long term future revenue from contract research agreements to test compounds in hu-PBL-SCID mice will be significant. Therefore, the Company does not intend to continue to perform this research service to other pharmaceutical and biotechnology companies.

            In August, 1996, the Company entered into a five-year license agreement with Southern Research Institute ("SRI") under which the Company granted SRI a non-exclusive license to use its hu-PBL-SCID technology in performing certain contract research testing. The Company does not anticipate significant revenues under this agreement. The Company will continue to offer non-exclusive licenses to the research community for the use of this technology.

OTHER RESEARCH & DEVELOPMENT

            GENE SEQUENCE ANALYSIS (INDEL) TECHNOLOGY: Using a new drug discovery method based on gene sequence analysis which the Company acquired through its license agreement with MBI, Company scientists have identified several new potential anti-inflammatory compounds which the Company believes may inhibit very early stages of inflammation caused by activation of the complement system. See "Relationship with Medical Biology Institute". The Company believes that there are no currently available therapeutic products which specifically inhibit complement activation involved in a variety of human diseases including autoimmune diseases, such as rheumatoid arthritis and lupus, adult respiratory distress syndrome, certain neurological disorders, reperfusion injury following heart attacks, and organ transplant rejection. Complement inhibitors can potentially suppress inflammatory responses at earlier stages than other anti-inflammatory drugs by blocking interactions between complement proteins. Identifying potential peptide inhibitors capable of blocking interaction among complement system proteins requires knowledge of the proteins' structures, especially the location of binding sites involved in protein-protein interactions. In the past, scientists have relied on time-intensive three-dimensional techniques such as X-ray crystallography to determine structures and possible binding sites. The INDEL technology appears to rapidly identify potential interactive binding sites on proteins based on analysis of gene and protein sequences. Although research efforts are at an early stage, Company scientists believe that the INDEL technology has the potential to reduce the drug discovery process from years to months. The Company is also using the INDEL technology to discover active sites on a variety of clinically important proteins. Both U.S. and foreign patent applications have been filed for the INDEL technology. The rights to these patent applications belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights."

            The Company is also supporting research and development efforts on other technologies developed at MBI including work related to IgE receptor modulation, dendritic cell-based vaccines and hematopoietic stem cell development . See "Relationship with Medical Biology Institute".

            Research and development efforts relating to the FFA, hu-PBL-SCID, INDEL and other technologies are at an early stage. There can be no assurance that efforts to develop commercial applications of these technologies will be continued. In the event that the Company proceeds with efforts to develop commercial applications of these technologies, it may require additional financing either from collaborative arrangements with pharmaceutical or biotechnology companies or from other sources to commercialize any such applications. There can be no assurance that the required development and testing will be successfully completed and result in safe and effective products for human use, that the Company will be able to raise additional financing, or that the Company will be able to enter into licensing or other collaborative arrangements on favorable terms, if at all.

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

            MBI currently leases office and laboratory facilities in La Jolla, California. The lease expires in 1997. MBI intends to renew its lease under a 5 year renewal option which it exercised on May 31, 1996. MBI's laboratories are designed for all phases of biological, biochemical, molecular biology and immunochemical studies, including tissue culture facilities, walk-in environmental rooms, facilities for recombinant DNA experimentation and modern computer equipment. MBI maintains a modern vivarium for breeding and housing of certain rodents in ample numbers to meet the needs of its researchers. The Company entered into a sublease agreement with MBI for laboratory and administrative facilities, equipment and services. The MBI Agreement provides that MBI will perform research services for the Company at its request on a fee-for-service basis not to exceed MBI's cost of providing such services, including reasonable overhead and administrative costs. Excluded from the computation of such fees are salaries of scientists also employed by the Company, as well as the costs of facilities, equipment and administrative services already included in the sublease agreement. See "Human Resources," and "Item 2.--Properties. "

            There can be no assurance that the Company will have the ability to satisfy all of its obligations under the MBI Agreement, that the MBI Agreement will result in the development of any additional products or technologies, that MBI will be able to continue to receive adequate research funding, or that MBI will be able to attract and/or maintain qualified scientific or administrative personnel. Modification or termination of the MBI Agreement could have a material adverse effect on the Company.

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

            The process of obtaining FDA approval for a new therapeutic product, such as LIDAKOL or LMI, usually takes a significant amount of time and substantial resources. The steps typically required before such a product can be produced and marketed for human use include preclinical evaluation in vitro and in animal models, the filing of an IND, the conduct of human clinical investigations and the filing of an NDA which must be approved by the FDA.

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

            The Company is currently conducting Phase 3 clinical trials of LIDAKOL as a topical treatment of oral herpes infections and two Phase 2 clinical trials of LIDAKOL as a topical treatment for KS lesions and MC under an IND with the FDA. See "Research and Development - LIDAKOL". In addition, the Company is conducting a Phase 1/Phase 2 human clinical trial of its LMI technology as a treatment for late stage melanoma under an IND with the FDA. See "Research and Development - LMI". A Phase 1/Phase 2 trial combines the safety and efficacy testing, described above, into one trial. No other IND applications have been filed with the FDA or any other agency with respect to any of the Company's other products or technologies.

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

            The Company intends to seek approval to market its products in foreign countries which may have regulatory processes that materially differ from that of the FDA. The Company anticipates that it will rely upon the pharmaceutical or biotechnology companies to which it has licensed or may license its products, or independent consultants, to seek approvals to market its products in foreign countries. There can be no assurance that approvals to market any of the Company's products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.one foreign country does not necessarily indicate that approval can be obtained in other countries.

PATENTS AND PROPRIETARY RIGHTS

            The Company owns six United States and three European patents and has additional foreign patent applications pending relating to the topical and systemic uses of LIDAKOL and has been granted rights under certain United States and foreign patents and patent applications relating to LIDAKOL held by a third party. In addition, the Company has been granted rights to certain United States and foreign patents and patent applications related to LMI, FFA, hu-PBL-SCID technologies pursuant to the MBI Agreement. United States and Foreign patent applications have been filed related to INDEL and other technologies pursuant to the MBI Agreement. The MBI Agreement requires the Company to pay the costs of pursuing and obtaining patents on the licensed technology and any improvements thereto. See "Research and Development" and "Relationship with Medical Biology Institute".

            There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of the Company's patents could be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technologies or design around the patented aspects of the Company's technologies. There is no assurance that the Company's proposed technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. Finally, NIH regulations provide that if federally-funded institutions do not timely pursue patent applications for patentable inventions, the government can exercise its right to own such inventions. Accordingly, the Company must monitor MBI's filing of patent applications in order to protect the value of its license agreement with MBI.

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

PRODUCT LIABILITY

            The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others. Claims may be asserted against the Company by end users of any of the Company's proposed products which may be developed. The Company has obtained product liability insurance coverage in the amount of $2,000,000 per incident and in aggregate for its clinical trials. There is no assurance that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of the Company.

MANUFACTURING AND MARKETING

            The Company has established certain contractual manufacturing relationships with respect to the manufacturing of LIDAKOL and LMI. The Company does not have the resources to directly manufacture or directly market LIDAKOL or any other products which it may develop on a large commercial scale. To successfully commercialize LIDAKOL or any other products, it will be necessary for the Company to enter into collaborative and licensing arrangements with pharmaceutical or biotechnology companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals, and costs of manufacturing and marketing. The Company believes that these arrangements will be more effective in promoting and distributing its products in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of established companies. Such third-party arrangements, however, will reduce the Company's profit margin on its products.

            In November 1991, the Company entered into a licensing agreement with Yamanouchi for the clinical development, manufacturing, marketing and distribution of LIDAKOL in certain European and other countries. Pursuant to this agreement the Company and Yamanouchi have jointly designed clinical trials of LIDAKOL which were conducted by Yamanouchi to confirm clinical efficacy and generate data to support regulatory approval for market introduction of LIDAKOL for topical treatment of herpes in covered territories. See "Research and Development-LIDAKOL".

            In July 1993, the Company entered into a licensing agreement with CTS Chemical Industries, Ltd. ("CTS"), a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, for the promotion of LIDAKOL in Israel, including obtaining governmental approvals for its manufacture and distribution. Separate clinical trials in Israel are not required for marketing approval. Accordingly, CTS will be able to file for marketing approval based on the data generated in U.S. and Canadian clinical trials, if successful, and European clinical trials. See "Research and Development-LIDAKOL".

            In July 1994, the Company entered into a licensing agreement with Boryung Pharmaceuticals Company, Ltd. located in Seoul, Korea, for the promotion of LIDAKOL in the Republic of Korea, including obtaining governmental approvals for its manufacture and distribution. In Korea, certain local clinical trials, in addition to clinical data generated in the U.S., Canada and Europe, are required in order to apply for marketing approval. To date, local clinical trials have not been initiated. See "Research and Development-LIDAKOL".

            In October 1994, the Company entered into a licensing agreement with Grelan Pharmaceutical Company, Ltd. located in Tokyo, Japan, for the promotion of LIDAKOL in Japan, including obtaining governmental approvals for its manufacture and distribution. In Japan complete Phase 1, 2 and 3 clinical trials, conducted in Japan, are required in order to apply for marketing approval.

            In February 1996, the Company entered into an exclusive license and distribution agreement with Bristol-Myers Squibb Company ("BMS"), underwhich BMS received the rights to manufacture, market and distribute LIDAKOL as a topical treatment for oral herpes in the United States, Canada and all remaining major territories throughout the world which were not licensed to other parties. In November 1996, the Company reacquired the rights to market LIDAKOL in all territories except the U.S., Canada, and Mexico and is now free to engage new licensing partners in these reacquired territories, which include China, South and Central America, Australia and India, and portions of the Far East.

            The Company is currently discussing licensing agreements for LIDAKOL in the territories not covered by the above agreements with other pharmaceutical companies. The Company may ultimately decide to establish its own manufacturing and/or marketing capability, at least for certain products or certain applications related thereto, in which case it would require substantial additional funds and personnel. There can be no assurances, however, that the Company will be able to finalize any substantial additional licensing arrangements on favorable terms, if at all, or that the Company will be able to raise additional financing necessary to develop and market LIDAKOL and any of its other products.

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

            The Company's first proposed product, LIDAKOL, if successfully developed and approved for commercialization for the treatment of oral herpes, will compete with acyclovir (Zovirax(R)), a product marketed by Glaxo-Wellcome Corp., and famciclovir (Famvir(R)) and penciclovir (Denavir(R)), products marketed by SmithKline Beecham, and over-the-counter preparations. In addition, there are products and compounds being developed by other pharmaceutical and biotechnology companies for treatment of oral herpes, including the Glaxo-Wellcome product Valtrex(TM) (valaciclovir). There can be no assurance that LIDAKOL, if successfully developed and approved for sale by the FDA, will gain widespread acceptance by the medical community or consumer market.

            The Company's LMI technology will compete with technologies being developed by other companies and academic institutions which attempt to stimulate an immune response. There can be no assurance that these competing technologies will be less efficacious than LMI or that LMI will gain widespread acceptance by the medical community.

HUMAN RESOURCES

            At December 20, 1996, the Company employed 44 persons, of whom 26 were engaged in research and development activities and 18 in finance, business development and administrative functions. The Company's staff includes 16 employees with Ph.D. or M.D. degrees. Eight of the Company's employees are also employed by MBI (including Dr. Katz, the Company's President and Chief Executive Officer). In addition the Company has consulting agreements with four senior scientists at MBI. Pursuant to its arrangement with MBI, MBI may perform research services at the request of the Company on a fee-for-service basis. See "Relationship with the Medical Biology Institute."

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of December 20, 1996 are as follows:

DAVID H. KATZ, M.D....53
President and Chief Executive Officer; Acting Chief Financial Officer

            Dr. Katz, M.D., has served as Chief Executive Officer and as a director of the Company since its inception in 1988 and as its President from inception through October 8, 1989 and from March 14, 1992 to the present. Since October, 1996, Dr. Katz has served as Vice President, Chief Financial Officer and Secretary. Dr. Katz is the founder of MBI and has served as its President and Chief Executive Officer since its inception in 1981 and as a director since August 1990. He was also founder of QUIDEL Corporation, a San Diego based biotechnology company ("QUIDEL"), serving as its Chairman of the

Board and Chief Executive Officer from inception in 1981 through March 1985, and as its Chairman of the Board and Chief Scientific Officer through March 1988. Prior to founding MBI and QUIDEL, Dr. Katz was Chairman of the Department of Cellular and Developmental Immunology at Scripps Clinic and Research Foundation from 1976. From 1971 to 1976, Dr. Katz was on the Faculty of Medicine at Harvard Medical School. Dr. Katz has authored over 300 scientific publications, a comprehensive textbook on Immunology and edited a half-dozen other books in his field. Dr. Katz has served on the editorial boards of six major scientific journals, and was elected to membership in the American Society for Clinical Investigation in 1977. He has been an advisor to the National Institutes of Health ("NIH"), and served as Member of the Cancer Preclinical Program Project Research Committee of the National Cancer Institute at the NIH, and on the Medical and Scientific Advisory Board and the National Board of Trustees of the Leukemia Society of America. Dr. Katz received his B.A. in Biology from the University of Virginia in 1965 and his M.D. degree from Duke University Medical School in 1968. He trained in Internal Medicine at Johns Hopkins and then served on the staff of NIH.

TIMOTHY R. RUSSELL....54
Vice President of Business Development and Licensing

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

GERALD J. YAKATAN...54
Vice President of Drug Development

            Dr. Yakatan has served the Company on a half-time basis as Vice President of Drug Development since July, 1995. Dr. Yakatan also currently serves as an independent consultant to other biotechnology companies. From 1990 until 1995, Dr. Yakatan served as President and Chief Executive Officer of San Diego based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. From 1987 until 1990, Dr. Yakatan was Executive Vice President for Research and Development, and Vice President of Pharmaceutical Development at Immunetech Pharmaceuticals, the predecessor company to Tanabe Research. From 1980 to 1987, Dr. Yakatan held various positions at Warner-Lambert Co., initially joining the Warner-Lambert/Parke-Davis Pharmaceutical Research Division as Director, Pharmokinetics/Drug Metabolism and later serving as Vice President of Product Development for the Pharmaceutical Research Division. From 1972 to 1980, Dr. Yakatan was on the faculty of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

SENIOR MANAGEMENT

The following sets forth information with respect to other members of Management of the Company:

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

            Carol O. Cowing, Ph.D., has a been Director of Biological Sciences since May 1996. Prior to joining the Company as a full-time employee, Dr. Cowing served as a consultant to the Company since 1989. Dr. Cowing has been on the scientific staff of the Medical Biology Institute since 1985, serving as an Associate Member from 1985 to 1993 and as Member from 1993 to 1996. From 1979 to 1985, Dr. Cowing was an Assistant Professor of Pathology and a Member of the Immunology Graduate Group at the University of Pennsylvania School of Medicine. Prior to 1979, Dr. Cowing performed postdoctoral research in the Department of Genetics at Washington University Medical School and the National Cancer Institute of the National Institutes of Health. Dr. Cowing has over 40 publications in the field of Immunology and has served on several national advisory committees of the National Institutes of Health, the National Science Foundation and the U.S. Army Medical Research Breast Cancer Program. Dr. Cowing received her B.A. from Stanford University in 1963 and a Ph.D. in Medical Microbiology from Stanford University School of Medicine in 1973.

            Laura E. Pope, Ph.D., has been Director of Preclinical Development since May, 1996. Prior to May, 1996, Dr. Pope was Manager of Drug Metabolism and Pharmacokinetics from October, 1994 and a Senior Scientist Company since September, 1990. From 1987 to 1990, Dr. Pope served as a Research Associate in the Division of Biochemistry, Department of Molecular and Experimental Medicine at the Research Institute of Scripps Clinic. From 1984 to 1987, Dr. Pope was the recipient of Postdoctoral Fellowship awards from the American Cancer Society and National Cancer Institute while at Scripps. Dr. Pope received her B.A. degree from the University of Kansas in 1978, and her Ph.D. in Biological Chemistry from the University of California, Los Angeles, in 1983.

            Jagadish Sircar, Ph.D., has been Director of Biological Chemistry since May 1996. Dr. Sircar served as a full-time consultant to the Company from November 1995. Prior to joining the Company, Dr. Sircar was Senior Vice President of Research and Discovery at Biofor, Inc. from 1992 to 1995. From 1969 to 1991, Dr. Sircar held various positions at Warner Lambert/Parke Davis, including the position of Research Fellow and Chairman of the Immuno-Inflammatory Project Team. During his 22 years at Parke-Davis, Dr. Sircar was responsible for the design and implementation of two significant inflammation research programs and the discovery and preclinical development of six compounds. Dr. Sircar is also responsible for the discovery of PNP inhibitors, under development by Parke-Davis and BioCryst Pharmaceuticals, Inc. Dr. Sircar holds in excess of 70 patents and has in excess of 74 scientific publications relating to inflammation, asthma/allergy, cardiovascular diseases and fungal infections. Dr. Sircar received his B.Sc., in 1956, his M.S. in 1958 and Ph.D. in Chemistry in 1964 from the University of Calcutta.

SENIOR SCIENTIFIC & REGULATORY PERSONNEL

The following sets forth information with respect to other Senior Scientists, and Medical and Regulatory Staff of the Company:

            Naghmana Z. Bajwa, M.D., has been Associate Medical Director since October 1996. Prior to joining the Company, Dr. Bajwa was the Primary Clinical Data Manager In Parexel International Corporation's Biostatistics and Data Management Division since 1995. From 1994 to 1995, Dr. Bajwa was a Project Coordinator and Medical Consultant at VRG International. Prior to that, Dr. Bajwa was the Supervising Medical Officer at the Rural Health Center in Girjat, Pakistan from 1992 until 1994 and Medical Officer/Surgery at the Mayo Hospital in Lahore, Pakistan from 1991 until 1992. Dr. Bajwa received her Pre-Medical Degree at Lahore College in Lahore, Pakistan in 1983 and her M.B., B.S. degree from Fatima Jinnah Medical College in Lahore, Pakistan in 1990.

            Robert C. Davis, Ph.D., has been a Senior Scientist of the Company since May, 1992. Before joining the Company, Dr. Davis was an independent consultant from 1988. From 1976 to 1988 he was employed by the Battelle Columbus Div. of Columbus, Ohio, concluding as a Senior Research Scientist at

Battelle. From 1969 to 1976, Dr. Davis was an Assistant Professor of Chemistry at the University of Pennsylvania in Philadelphia. Dr. Davis received his B.A. from University of Rochester in 1962 and his Ph.D. in Chemistry from the University of California at Berkeley in 1967.

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

            Phillip R. Morrow, Ph.D., has been a Senior Scientist at the Company since July 1991. Prior to joining the Company, Dr. Morrow was the Director of Research and Technical Services at Imdyne, Inc., where he was responsible for research and technical support involving commercial and scientific applications of immunodeficient rodents. From 1989 to 1990, Dr. Morrow was Project Manager and Senior Scientist at QUIDEL Corporation where he supervised the development of two in vitro diagnostic tests for antibodies to H. pylori, an infectious organism involved in gastric ulcer pathogenesis. From 1987 to 1989, Dr. Morrow was Manager, Clinical Trials and Manager, Hybridoma Facility at Cytotech, Inc., where he supervised production and purification of monoclonal antibodies and the procurement and testing of patient samples for FDA submission. From 1981 to 1986, Dr. Morrow was a Research Fellow and Senior Research Associate in the Department of Immunology at the Research Institute of Scripps Clinic. Dr. Morrow received a B.A. degree in Mathematics in 1971 from the University of California, Riverside; his M.S. degree and his Ph.D. degree in Genetics in 1974 and 1979, respectively, from the University of California, Davis, where he also completed his postdoctoral training from 1979 to 1981.

RISK FACTORS

            Development Stage Company; Explanatory Paragraph in Independent Auditors' Report for the Fiscal Year Ended September 30, 1996; History of Continuing Losses. The Company's independent auditors have included an explanatory paragraph in their report issued in connection with their audit of the Company's financial statements as of and for the fiscal year ended September 30, 1996 that refers to the Company's activities as those of a development stage enterprise. Through September 30, 1996 the Company has generated only limited revenues. Primarily as a result of expenses incurred in organizational and research and development activities, the Company has incurred net losses aggregating approximately $34.3 million from its inception through September 30, 1996. Since September 30, 1996, the Company has incurred operating losses, and anticipates that it will continue to incur substantial operating losses until such time, if ever, that the Company achieves significant revenue from its products. There can be no assurance that the Company will be able to successfully implement its marketing strategy or achieve significant revenues or profitable operations. Potential investors should be aware of the problems, delays, expense, and difficulties encountered by any company in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development and formulation, clinical testing, regulatory compliance, production and marketing additional costs and competition. There can be no assurance that the

Company's proposed products, if fully developed and if required regulatory approvals are obtained, can be successfully marketed or that the Company will ever achieve significant revenues or profitable operations.

            Significant Capital Requirements; Need for Working Capital and Additional Financing. The commercialization of LIDAKOL or any of the Company's other products will require capital reserves substantially greater than those currently available to the Company. Accordingly, the Company will be required to raise additional capital and, with the exception of LIDAKOL for oral herpes, will be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market other indications of LIDAKOL and other proposed products. To date, the Company has entered into five such agreements relating to LIDAKOL for herpes. (See "Manufacturing and Marketing"). There can be no assurance that the Company will be able to raise additional capital or to enter into other collaborative arrangements necessary to further develop or commercialize LIDAKOL or any of its other proposed products on acceptable terms. Failure to obtain required additional financing, or to enter into additional collaborative and licensing arrangements for the continued development, manufacturing and distribution of the Company's products, would materially limit the Company's ability to finance or undertake its proposed operations. In such event, if the Company were unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to commercialize any products.

            In additon, the Company is obligated to repay the outstanding principal balance of the Convertible Note (the "Note"), issued in January, 1996, two years from the date of issuance to the extent the Note is not converted into Class A Common Stock. (See "Management's Discussion and Anaylsis of Financial Condition -- Liquidity and Capital Resources"). At December 20, 1996, the remaining principal balance of the Note is $1.3 million. In the event the noteholder requests conversion of the remaining principal amount, the Company is immediately obligated to repay the principal of that portion of the Note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At December 20, 1996, the Company would be required to pay the noteholder approximately $1.6 million as repayment of principal plus premium and any accrued interest. At its option, the noteholder can require the Company to seek shareholder approval to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment.

            Early Stage of Research Development; Unproven Products; Possible Loss of Product Development Costs. There can be no assurance that LIDAKOL or any of the Company's other proposed products will be successfully developed, prove to be safe and efficacious in clinical trials, prove to be more effective than formulated products based on existing or newly developed technologies, meet applicable regulatory standards, demonstrate substantial therapeutic benefits in the treatment of any disease, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. There can be no assurance that effectiveness of these technologies in preclinical studies performed in vitro or in animal models will be pertinent to the development of, or indicative of the efficacy of, a product for human use. The continued development of the Company's products, including LIDAKOL, remain subject to all the risks inherent in the development of products based on innovative technologies, including unanticipated development problems and the possible insufficiency of funds which could result in the abandonment or substantial change in the development of a specific product. The development of medical products is a lengthy and capital intensive process. The risk of failure to complete development of the Company's proposed products is substantial. Unsuccessful Phase 3 clinical trial results for proposed products or the inability to successfully complete development, or a determination by the Company, for economic or other reasons, not to undertake to complete development of a particular product, could have a material adverse effect on the Company. Such material adverse effect with respect to unsuccessful clinical trial results for LIDAKOL for oral herpes would be virtually assured.

            Uncertainty of Market Acceptance; Limited Marketing Arrangements for Proposed Products. Except for its arrangement with Molecular Probes, Inc., the Company has not commenced marketing of any products to date, and at the present time, has limited marketing capabilities. Achieving market acceptance will require substantial marketing efforts and the expenditure of significant funds to inform potential customers of the perceived benefits of the Company's proposed products. The Company has no experience in the marketing or distribution of its proposed products. Moreover, the Company does not have the financial and other resources to undertake extensive marketing and advertising activities. Accordingly, the Company intends generally to rely on marketing arrangements, including possible joint ventures, license or distribution arrangements with third parties. To date, the Company has entered into marketing agreements with Yamanouchi, CTS, Boryung, Grelan, BMS and Molecular Probes, Inc. (See "Manufacturing and Marketing" and "Research and Development-ADIFAB") There can be no assurance that it will be successful in entering into similar agreements with other parties in the future or that its products can be successfully marketed.

            Government Regulation. The development, production, testing, manufacturing and marketing of pharmaceutical products is subject to significant regulation by governmental authorities in the United States, including the FDA, and other countries. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. There can be no assurance that regulatory approval will be obtained for any of the Company's proposed products. A significant portion of the proceeds of the Company's financings are being used for research and development and clinical trials necessary for seeking such approvals for the Company's products. There is no assurance that the Company will be able to enter into additional collaborative arrangements with large pharmaceutical companies to provide the financing necessary to complete the required testing and regulatory review process for the Company's products. Further, the expenditures by the Company will be made without any assurance that approvals will be obtained and before it can be ascertained whether the Company's products can be commercialized. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing such products and could have a material adverse effect on the Company. The Company is unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action.

            Moreover, the Company cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system. Possible future changes could affect the time frame required for regulatory review and the sale prices of the Company's products, if approved for sale.

            Technological Change and Competition. The pharmaceutical industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical and bio-engineering companies may be intense. There can be no assurance that developments by the Company's competitors or potential competitors will not render the Company's proposed products obsolete. Most of such competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than the Company. If the Company's first proposed product, LIDAKOL, is successfully developed, it will compete with prescription products for oral herpes known to the Company currently on the market in the United States and other over-the-counter preparations, as well as other products or potential products which are or may be under development or undergoing the FDA regulatory approval process. (See "Competition").

            Relationship With and Dependence on Medical Biology Institute. With the exception of LIDAKOL, the Company's technologies have been obtained by license from MBI, a non-profit research organization founded by Dr. Katz and principally funded by research grants awarded by the National Institutes of Health. Dr. Katz serves as President and Chief Executive Officer of MBI. Under the MBI Agreement, as amended, the Company was granted a twenty-year exclusive worldwide license to all technology and know-how which MBI developed or had under development as of October 10, 1988, the date of the MBI Agreement, and a right of first preference to license future technology subject to restrictions, if any, in the funding agreements by which MBI develops the technology. In consideration of these rights, MBI received 2,000,000 shares of the Company's nonvoting Series A Preferred Stock, licensing fees in the amount of $900,000, 10 percent of all net license fees obtained by the Company based on licensed technology, 20 percent of all royalties paid to the Company by any sublicensee and 6% percent royalties (for patented inventions) or 3 percent royalties (for nonpatented inventions) on net sales of products based on licensed technology manufactured and marketed directly by the Company or any of its subsidiaries. In addition, if the Company failed to market on a product scale at least one product derived from a licensed technology or pay a royalty of at least $100,000 per year for the calendar year ending December 31, 1995, or any calendar year thereafter, MBI had the right to convert the license to a nonexclusive license upon six months' notice. MBI may terminate the MBI Agreement upon 180 days' notice in the event of default thereunder by the Company which remains uncured in 90 days.

            In July 1993, the MBI Agreement was amended, and pursuant to the terms of the amendment, the Company issued 1,500,000 shares of Class A Common Stock to MBI in consideration for a 5-year extension of their exclusive technology rights (until October 10, 2013) and a 5-year postponement (until December 31, 2000) of the Company's obligation to pay minimum royalties to MBI. The shares granted to MBI pursuant to the amendment are restricted stock under federal securities laws and do not enjoy any registration rights. Additionally, in connection with the issuance of the new shares, MBI waived all rights to 1,500,000 of its Series A Preferred Shares which were then held in escrow.

            In July 1994, the MBI Agreement was further amended to provide for future research funding and support for projects outside the realm of the initial license agreement. This amendment provides for the transfer of ownership rights for each specific project during the time it is being funded by the Company.

            There can be no assurance that the Company will have the ability to satisfy all of its obligations under the MBI Agreement, that the MBI Agreement will result in the development of any additional products or technologies, that the Company will be able to maintain its exclusivity to the MBI technology, that MBI will be able to continue to receive additional research funding, or that MBI will be able to attract and/or maintain qualified scientific or administrative personnel. Modification or termination of the MBI Agreement could have a material adverse effect on the Company.

            Dependence Upon Key Personnel. The Company is dependent on its executive management and scientific staff, particularly Dr. David H. Katz, its President and Chief Executive Officer. Dr. Katz also serves as President, Chief Executive Officer and a Director of MBI and devotes a portion of his time to MBI. A reduction in the amount of time Dr. Katz or other key personnel devote to the Company or the loss of any key person could have a material adverse effect upon the Company's business. The Company has entered into an employment agreement with Dr. Katz and has obtained "key-man" life insurance on the life of Dr. Katz in the amount of $1,000,000. In addition, in order to carry out its business plan, the Company will be required to retain additional qualified scientific, technical and administrative personnel. There can be no assurance the Company will be able to attract or maintain such additional personnel.

            Patents and Proprietary Rights. The Company owns six United States and three European patents and has additional foreign patent applications pending relating to the topical and systemic uses of LIDAKOL and has been granted rights under certain United States and foreign patents and patent applications relating to LIDAKOL held by a third party. In addition, the Company has been granted rights to certain United States and foreign patents and patent applications related to LMI, and other technologies pursuant to the MBI Agreement. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of the Company's patents could be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technologies or design around the patented aspects of the Company's technologies. There is no assurance that the Company's proposed technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. In this regard, the Company was at one time negotiating to acquire another company working on an anti-viral topical therapeutic product, but such negotiations were terminated. Although there can be no assurance that this other company will not assert rights with respect to LIDAKOL in the future, the Company believes it will have meritorious defenses to such assertions. Finally, federal NIH regulations provide that if federally-funded institutions do not timely pursue patent applications for patentable inventions, the government can exercise its right to own such inventions. Accordingly, the Company must monitor MBI's filing of patent applications in order to protect the value of its license agreement with MBI. The MBI Agreement requires the Company to pay the costs of pursuing and obtaining patents on the licensed technologies and improvements thereto.

            In some cases, the Company may rely on trade secrets and confidentiality agreements to protect its innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

            Dependence Upon a Limited Number of Proposed Products. The Company's principal efforts to date have been devoted to the development of LIDAKOL, LMI, ADIFAB and hu-PBL-SCID mouse technologies. Of these products and technologies, the Company believes LIDAKOL, for the treatment of oral herpes, is the product most likely to be first available for commercial distribution. However, the Company does not expect LIDAKOL to be available for commercial sale or use in the United States and certain foreign markets until sometime in 1998, if at all. The ADIFAB assay is currently available for sale to the research community and the Company has entered into a distribution agreement with an independent, third-party distributor. The Company does not believe that revenues from the distribution of the ADIFAB assay will materially add to the revenues of the Company for several years, if ever. Accordingly, it is not anticipated that the Company will generate any significant revenues from sales for several years.

            The failure of these products to achieve commercial viability would have a material adverse effect upon the business and financial condition of the Company.

            Potential Conflicts of Interest. The Company's President and Chief Executive Officer is also employed by MBI and serves on the board of directors of MBI. Other than LIDAKOL, it is hoped that a large part of the Company's business activities will relate to development of technologies licensed from MBI. However, conflicts could arise with respect to, among other things, the funding for development of licensed projects between the Company and MBI, as well as the terms of licenses to future developments at MBI pursuant to the Company's right of first preference to such developments. Although the decisions with respect to such matters must be approved by a majority of the members of the Board of Directors not employed by MBI, there can be no assurance that effective transactions between the Company and MBI will be advantageous to the Company, that conflicts of interest will not arise with respect to such transactions or that, if conflicts of interest do arise, they will be resolved in a manner favorable to the Company.

            Control by Insiders. As of December 20, 1996, the officers and directors of the Company own approximately 4% of the outstanding capital stock of the Company and possess approximately 6% of the voting power. At that date, the officers and directors of the Company also held options and warrants to purchase an additional 3,488,006 shares of Class A Common Stock and 407,000 shares of Class B Common Stock. Assuming exercise of these options and warrants, the officers and directors of the Company would be able, as a practical matter, to influence considerably the election of directors and thereby select management and direct the policies of the Company.

            Dependence Upon Third-Party Arrangements. The Company does not have and does not expect to have in the foreseeable future the resources to manufacture or directly market on a large commercial scale LIDAKOL or any other products which it may develop. To successfully commercialize LIDAKOL or any other products it will be necessary for the Company to enter into collaborative arrangements with pharmaceutical or biotechnology companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals, and costs of manufacturing and marketing. The Company believes that these arrangements will be more effective in promoting and distributing its products in view of the Company's limited resources and the extensive marketing networks and large promotional and advertising budgets of established pharmaceutical companies. The Company has entered into several licensing agreements to cover the clinical development, manufacturing and marketing of LIDAKOL. There can be no assurance, however, that the Company will be able to finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms or at all. The Company may ultimately determine to establish its own manufacturing and/or marketing capability, at least for certain products, in which case it will require substantial additional funds and personnel.

            Risks Related to Foreign Sales. The Company is subject to various risks inherent in foreign trade in connection with the continued development of LIDAKOL by foreign licensees, and the manufacture, marketing and distribution of LIDAKOL, if ever, overseas by foreign licensees. Such risks could include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, customs duties and export quotas and other trade restrictions, all of which could have a significant impact on the Company's ability to deliver its products.

            Possible Volatility of Stock Price. Recent history relating to the market prices of the shares of biotechnology companies in general, and the historical fluctuations in the market price of the Company's Class A Common Stock, indicates the market price of the Company's Class A Common Stock may be highly volatile. Factors such as fluctuations in the Company's operating results, developments relating to the progress of clinical trials for the Company's products and the Company's relationships with present and potential licensees and distributors, announcements of technological innovations or new products by the Company or its competitors, and changes in market conditions and in the economy generally, may have a significant impact in the market price of the Company's Class A Common Stock. Further, the market price for securities of many biotechnology companies have experienced wide fluctuations which were not necessarily related to the operating performance of such companies.

            Product Liability; Absence of Insurance Coverage. The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others. Claims may be asserted against the Company by end users of any of the Company's proposed products which may be developed. The Company has obtained product liability insurance coverage for its clinical trials in the amount of $2,000,000 per incident, and aggregate. There is no assurance that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of the Company.

            Future Sales of Common Stock. All of the Company's shares of Class B Common Stock currently outstanding are "restricted securities" as the term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act") and under certain circumstances may be sold without registration pursuant to such Rule. The outstanding shares of Class B Common Stock, which will convert into Class A Common Stock upon certain sales or transfers, are eligible for sale under Rule 144. Additionally, 1,338 shares are potentially issuable upon conversion of the Convertible Note. (See "Effect of Outstanding Convertible Stock, Options, Warrants and Notes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Class A Common Stock although any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect.

            Effect of Outstanding Convertible Stock, Options, Warrants and
Notes: As of December 20, 1996, there were outstanding stock options to purchase an aggregate of 5,214,827 shares of Class A Common Stock, which have exercise prices ranging between $0.9375 to $6.4375 per share, and 429,000 shares of Class B Common Stock which have exercise prices ranging between $0.0125 to $0.50 per share. In addition, the Company had outstanding 283,000 shares of Class B Common Stock at that date, each share of which is convertible into one share of Class A Common Stock. In addition, the Company had outstanding at December 20, 1996, Class D Warrants with an exercise price of $1.50 per share, which, if exercised, would result in the issuance of 1,728,354 shares of Class A Common Stock. Finally, at December 20, 1996, there were 1,338 shares of Class A Common Stock issuable upon the conversion of the Notes. (See "Significant Capital
Requirements: Need for Working Capital and Additional Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

            To the extent that these outstanding securities are exercised or converted, dilution of the percentage of ownership of the Company's Shareholders will occur. Sales in the public market of the Class A Common Stock underlying options and warrants and the Notes may adversely affect prevailing market prices for the Class A Common Stock. This, in turn, might adversely affect the terms upon which the Company will be able to obtain additional equity capital.

            Dividends Unlikely. The Company does not intend to declare or pay cash dividends in the foreseeable future. Earnings are expected to be retained to finance its business.

            Lack of Trading Market in Certain Jurisdictions. Although securities of the Company have been qualified for sale only in certain jurisdictions, the Company's Listed Securities are exempted from the qualification requirements for offers in the secondary market of most states because of their listing on the NMS/NASDAQ. However, the Company has not qualified the secondary offering of its securities in the state of Hawaii and Nebraska and NMS/NASDAQ exemption is not available in Hawaii. Consequently, the secondary trading of securities of the Company in Hawaii and Nebraska can only be conducted through unsolicited buy and sell orders, privately negotiated transactions, or through other exempt transactions. Similar restrictions may apply in other jurisdictions.

ITEM 2.       PROPERTIES

            The Company currently subleases approximately 13,549 square feet of laboratory and office space at MBI's La Jolla facility for a base annual rent of approximately $410,000. In addition, the sublease provides for the use of certain equipment, excess utility usage and laboratory and administrative services for an estimated annual fee of $219,000. Such costs represent the pro-rata portion of MBI's costs attributable to the Company.
See "Item 1.--Business--Relationship with the Medical Biology Institute."

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

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

            The Company's shares of Class A Common Stock have traded on the NASDAQ National Market System under the symbols LDAKA since September 30, 1993. Previous to that date, these securities were traded on the NASDAQ Small-Cap Market since May 8, 1990. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                       Class A Common Stock
                                       --------------------
                                      High              Low
                                      ----              ---
     1995
     ----
First Quarter                         $2.50             $1.50
Second Quarter                        $4.0625           $1.5625
Third Quarter                         $4.75             $3.0625
Fourth Quarter                        $7.0625           $3.75

     1996
     ----
First Quarter                         $4.8125           $3.5625
Second Quarter                        $5.9375           $2.50
Third Quarter                         $3.3125           $2.1875
Fourth Quarter                        $2.5625           $1.6875

            On December 20, 1996, the closing bid and ask prices of Class A Common Stock were $1.6875 and $1.75, respectively.

            As of December 20, 1996, there were 1,042 holders of record and in excess of 17,000 beneficial owners of the Company's Class A Common Stock. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.


ITEM 6.       SELECTED FINANCIAL DATA

            The selected financial data presented below at September 30, 1995 and 1996, for the years ended September 30, 1994, 1995, and 1996 and the period from August 31, 1988 (Inception) to September 30, 1996 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein and should be read in conjunction with those financial statements and notes thereto and with "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data presented below at September 30, 1992, 1993 and 1994, and for the years ended September 30, 1992 and 1993, are derived from audited financial statements not included herein.

                                                                                                                From
                                                      Years Ended September 30,                            August 31, 1988
                                -------------------------------------------------------------------         (Inception) to
                                1992            1993            1994            1995           1996       September 30, 1996
                                ----            ----            ----            ----           ----       ------------------
Statement of
Operations Data:
   Revenues .............   $    427,086    $    590,822    $  1,016,719    $    884,589    $  4,158,038    $  8,001,016
   Net loss .............     (2,361,855)     (6,139,223)     (4,813,341)    (10,173,001)     (6,130,241)    (34,296,198)
   Net loss per share(1)    $       (.26)   $       (.35)   $       (.19)   $       (.35)   $       (.19)
   Weighted average
     number of common
     outstanding(1) ....       9,150,776      17,310,231      25,166,958      29,338,418      32,072,944

                                                        September 30,
                              --------------------------------------------------------------------
                                  1992          1993          1994          1995         1996
                                  ----          ----          ----          ----         ----
Balance Sheet Data:

Cash, cash equivalents and
  short-term investments ..   $10,460,558   $10,256,445   $17,402,896   $10,035,727   $20,374,010
  Working capital .........    10,164,854    10,063,769    16,837,299     8,567,966    13,759,577
  Total assets ............    10,874,448    10,877,700    18,244,299    10,954,043    22,846,879
  Convertible notes payable                                                             5,721,087
  Total liabilities .......       430,474       378,529       847,904     1,705,443     7,778,760
  Stockholders' equity ....    10,443,974    10,499,171    17,396,395     9,248,600    15,068,119

------------------

(1) The Escrow Shares outstanding in fiscal years ended 1992 through 1994 are excluded from the computation of net loss per share, See Note 1 of Notes to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Form 10-K, including the matters set forth under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

            The Company is a development stage company. Since inception in August 1988, the Company has been engaged primarily in the research, development and commercialization of innovative pharmaceutical products. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL (R)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to September 30, 1996, the Company incurred a cumulative net loss of $34.3 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

            In Spring 1996, the Company reported preliminary results from three Phase 3 clinical trials comparing LIDAKOL cream to placebo cream as a treatment of recurrent oral herpes episodes. In these trials, LIDAKOL demonstrated clinical effectiveness compared to historical episode features reported by the patients in the study, including reduced healing times, episode abortion and shortening of pain symptoms. However, similar results were obtained with the cream used as the intended placebo in the trials. If these trials had shown statistically significant advantage of LIDAKOL versus placebo, the Company could have filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. As a result of the inconclusive outcome, the Company obtained FDA approval to use an alternative placebo to conduct additional Phase 3 clinical trials to prove the efficacy of LIDAKOL versus an alternative placebo in order to complete final requirements to file an NDA for marketing approval. In July and September 1996, the Company initiated two additional Phase 3 clinical trials of LIDAKOL in the United States. The Company estimates that during fiscal 1997, it will incur direct costs for these two studies of approximately $2.5 to $3.0 million. The Company anticipates completion of these studies including data availability, around the summer of 1997. See "Business-General" and "Research and Development
- LIDAKOL".

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1995 AND 1996

NET LOSSES - 1996 VS. 1995

            During the fiscal year ended September 30, 1996, ("fiscal 1996") the Company incurred a net loss of $6.1 million compared to a net loss of $10.2 million in the fiscal year ended September 30, 1995 ("fiscal 1995").

REVENUES - 1996 VS. 1995

            Revenues totaled $4.2 million for fiscal 1996 compared to $885,000 for fiscal 1995. Revenues for fiscal 1996 consisted of license fee/contract research income of $3.0 million, interest and other income of $1.1 million and federal research grant income of $58,000.

            The increase in revenues during fiscal 1996 was attributable primarily to license fee revenues in the amount of $3.0 million earned in connection with certain licensing agreements, most of which was derived from the Company's agreement with Bristol-Myers Squibb Company. Interest and other income increased in fiscal 1996 to $1.0 million compared to $885,000 in fiscal 1995. This increase is primarily attributable to higher cash balances available for investment during fiscal 1996. See "Liquidity and Capital Resources". Federal research grant income increased to $58,000 during fiscal 1996 related to income earned from research grants issued by the National Institutes of Health which were not in place during fiscal 1995.

EXPENSES - 1996 VS. 1995

            Research and development expenses decreased by $3.1 million to $4.6 million during fiscal 1996 as compared to fiscal 1995. This decrease in expenses is primarily attributable to decreased activities related to toxicology testing and the completion of certain U.S./Canadian Phase 3 clinical trials of LIDAKOL in fiscal 1996.

            General and administrative expenses decreased to $2.7 million during fiscal 1996 from $3.3 million during fiscal 1995. This decrease in expenses during fiscal 1996 is primarily attributable to a one-time payment of fees related to a consulting agreement which was no longer in effect in fiscal 1996 and non-recurring expenses incurred in fiscal 1995 of investment banking fees paid in connection with the Company's license agreement for LIDAKOL in Japan, and for legal and investment banking services related to a proposed acquisition which is no longer being pursued by the Company.

            Interest expenses recorded during fiscal 1996 represents interest associated with the convertible notes issued during the fiscal year. Of the $2.9 million in interest expense, $2.7 million represents non-cash interest expense from the recognition of the conversion discount on the convertible notes. (See "Liquidity and Capital Resources" and Note 6 to the Financial Statements).

COMPARISON OF FISCAL 1994 AND 1995

NET LOSSES - 1995 VS. 1994

            During the fiscal year ended September 30, 1995, ("fiscal 1995") the Company incurred a net loss of $10.2 million compared to a net loss of $4.8 million in the fiscal year ended September 30, 1994 ("fiscal 1994").

REVENUES - 1995 VS. 1994

            Revenues totaled $885,000 for fiscal 1995 as compared to $1.0 million for fiscal 1994. The entire amount of fiscal 1995 revenue is attributable to interest and other income representing an increase of $402,000 over the fiscal 1994 amount. No revenue was earned during fiscal 1995 from contract research and federal grant revenue as compared to an aggregate of $534,000 from these categories in fiscal 1994. The increase in interest and other income during fiscal 1995 is attributable primarily to higher average cash balances available for investment and higher interest rates during the year. See "Liquidity and Capital Resources." The decrease in contract research and federal grant revenue during fiscal 1995 is due to the completion of all such agreements prior to the beginning of fiscal 1995.

EXPENSES - 1995 VS. 1994

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

            General and administrative expenses increased to $3.3 million during fiscal 1995 from $2.6 million in fiscal 1994. The increase in fiscal 1995 expenses is attributable primarily to the one-time payment of fees in connection with the completion of a two-year consulting agreement in February 1995, and investment banking fees associated with the Company's license agreement with Grelan Pharmaceutical Co., Ltd. of Japan. General and administrative expenses also increased during the year due to personnel costs related to staff additions, market research expenditures, and occupancy costs related to an expansion of office space. In addition, consulting, legal and other costs increased as a consequence of a proposed acquisition during the year.

            Contract research expenses decreased during fiscal 1995 by $155,000 as compared to fiscal 1994 as a direct result of decreased contract research revenue as noted above.

LIQUIDITY AND CAPITAL RESOURCES

            Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through September 30, 1996 was $47.5 million.

            At September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $20.4 million and working capital of $13.8 million, as compared to $10.0 million and $8.6 million, respectively, at September 30, 1995. The increases in cash and working capital during fiscal 1996 are attributable primarily to net proceeds of approximately $14.5 million received by the Company through the sale of $1.5 million of Class A Common Stock and $13.5 million of convertible notes in a private financing and $386,000 from the exercise of certain options and warrants during fiscal 1996. Cash utilized by the Company to fund operating activities for fiscal 1996 and from inception to September 30, 1996, was $4.1 million and $26.7 million, respectively, as a result of net losses incurred during these periods. In addition, $122,000 and $543,000 of cash was utilized for capital expenditures during fiscal 1996 and from inception to September 30, 1996, respectively. Offsetting such cash utilization during fiscal 1996 was the receipt of $500,000 in connection with a licensing agreement which has been recorded as deferred revenue.

            The Company does not believe that the net cash used to fund operating activities during fiscal 1996 is representative of future cash requirements. Net cash requirements during fiscal 1997 are expected to increase to levels more consistent with net cash used in the 1995 period as a result of continuing research and development, clinical trial and general and administrative expenses.

            As discussed above, the results of the clinical studies reported in the Spring of 1996 of the Company's lead drug candidate, LIDAKOL, do not support the filing of an NDA at this time. The Company has recently initiated two additional clinical studies to prove the efficacy of LIDAKOL versus an alternative placebo which, if successful, would enable it to file an NDA. The Company estimates that during fiscal 1997, it will incur direct costs for these two additional clinical studies of approximately $2.5 to $3.0 million.

            In November 1995, December 1995 and January 1996, the Company issued an aggregate $13.5 million in principal amount of Convertible Notes (the "Notes"). The Notes accrue interest at an annual rate of 7% beginning six months from the date of issue, with the principal due and payable two-years from the date of issue if, and to the extent that the Notes are not previously converted. The Notes are convertible into Class A Common Stock at a price equal to 80% of the average closing bid price of the Company's Class A Common Stock on the NASDAQ for seven trading days prior to the date of conversion. The $13.5 million original principal amount of Notes was convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual note limited to a pro-rata amount of such number of shares. In the event that shares of Class A Common Stock underlying a particular note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the principal of that portion of the note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. Through December 20, 1996 a total of 5,511,680 shares of Class A Common Stock had been issued in connection with the conversion of $10,824,461 principal amount of the Notes. As a result of these events, two of the noteholders reached their pro-rata portion of the maximum share limitation described above. On December 19, 1996, the Company repaid $1,728,393 representing $1,375,539 of original principal, and $352,854 of premium and accrued interest to such noteholders pursuant to the terms of the Notes thus retiring the entire balance of principal and interest on these notes.

            As of December 20, 1996, there remains one note outstanding in the principal amount of $1.3 million. This note was issued in January 1996 with an original principal amount of $3.0 million. In the event the noteholder requests conversion of the remaining principal amount, the Company is immediately obligated to repay the principal of that portion of the note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At December 20, 1996, the Company would be required to pay approximately $1.6 million as repayment of remaining principal plus premium and any accrued and unpaid interest. At its option, the noteholder can require the Company to seek shareholder approval to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment.

            At December 20, 1996 the Company had additional exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 7.4 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $17.0 million. Included in such warrants and options are Class D Warrants, exercisable on or before February 26, 1997 into approximately 1.8 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. In the event the Company does call the Class D Warrants for redemption, there can be no assurance regarding the number of warrants which would be exercised or the amount of proceeds which the Company would receive. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2006. The average exercise price of the remaining exercisable options and warrants is approximately $2.52 per share which is higher than the market price of the Company's Class A Common Stock on December 20, 1996. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future.

            The Company had available cash, cash equivalents and short term investments of approximately $18 million at November 30, 1996. The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds may not be sufficient to permit the Company to successfully complete development or commercialize any of its proposed products. Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture and package finished product and obtain regulatory approvals to market its products. There can be no assurance that the Company can successfully obtain such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements of the Company are annexed to this Report as pages F-1 through F-22

                                                                            Page
                                                                            ----


               Independent Auditors' Report                                  F-2
               Balance Sheets at September 30, 1995 and 1996                 F-3
               Statements of Operations for the years ended
                  September 30, 1994, 1995 and 1996, and the period
                August 31, 1988 (inception) to September 30, 1996            F-4
               Statements of Stockholders' Equity (Deficit) for the
                  period August 31, 1988 (inception) to
                  September 30, 1996                                         F-5
               Statements of Cash Flows for the years
                  ended September 30, 1994, 1995 and 1996, and the period
                  August 31, 1988 (inception) to September 30, 1996          F-9
               Notes to Financial Statements                                 F-11

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

            None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

            The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held March 15, 1997 (the "Proxy Statement").

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

 (b)        Current Reports on Form 8-K

            Report on Form 8-K was filed on July 8, 1996 reporting under Item 5 issuance of 306,576 shares of Class A Common Stock in connection with the conversion of $600,000 in principal amount of Convertible Notes.

            Report on Form 8-K was filed on July 11, 1996 reporting under Item 5 issuance of 100,720 shares of Class A Common Stock in connection with the conversion of $200,000 in principal amount of Convertible Notes.

            Report on Form 8-K was filed on September 3, 1996 reporting under
            Item 5 issuance of 270,970 shares of Class A Common Stock in connection with the conversion of $450,000 in principal amount of Convertible Notes.

            Report on Form 8-K was filed on September 30, 1996 reporting under
            Item 5 the resignation of Michael H. Lorber from the position of vice president and chief financial officer effective October 11, 1996.

(c)         Exhibits

           1.1  -  Underwriting Agreement(1)
           3.1  -  Restated Articles of Incorporation of the Registrant(6)
           3.2  -  Bylaws of the Registrant(4)
           3.3  -  First and Second Amendment to Bylaws(6)
           4.1  -  Forms of Class A and Class B Common Stock Certificates(3)
           4.2 - Class D Warrant Agreement (including form of Class D Warrant Certificate)(4)
           4.3 - Warrant Agreement (including form of Class E Warrant Certificate)(4)
           4.7 - Form of Unit Purchase Option issued to D.H. Blair & Co., Inc. and its designees regarding Series B Preferred Stock and Class D Warrants(4)
           4.8  -  Registration Rights Agreement(4)
           4.9  -  Convertible Note issued to GFL Advantage Fund Limited(8)
           4.10    Convertible Note issued to Capital Ventures International(9)
          10.1  -  1989 Stock Option Plan(3)
          10.2  -  License Agreement with Medical Biology Institute(3)
          10.3 - Amendment to License Agreement with Medical Biology Institute dated July 19935
          10.4  -  Employment Agreement with David H. Katz, as amended(3)
          10.5 - Amendment to Employment Agreement with David H. Katz dated April 1993(5)
          10.6  -  Sublease Agreement with Medical Biology Institute(3)
          10.7 - First, Second and Third Amendments to Sublease Agreement with Medical Biology Institute(4)
          10.8 - Fourth and Fifth Amendments to the Sublease Agreement with Medical Biology Institute(7)
          10.9  -  Licensing Agreement with Yamanouchi Europe b.v.(2)
          10.10 -  1994 Stock Option Plan(7)
          10.11 -  Supplemental Agreement with Yamanouchi Europe b.v.(7)
          10.12 - Licensing Agreement with Grelan Pharmaceutical Company Limited(7)
          10.13 - Sixth Amendment to the Sublease Agreement with Medical Biology Institute(8)

          10.14 -  Subscription Agreement(8)
          10.15 -  Note Purchase Agreement issued to GFL Advantage Fund
                   Limited(8)
          10.16 - Registration Rights Agreement issued to GFL Advantage Fund Limited(8)
          10.17 License and Development Agreement with Bristol-Myers Squibb Company(9)
          10.18 Registration Rights Agreement issued to Capital Ventures International(9)
          10.19 Note Purchase Agreement issued to Capital Ventures International(9)
          10.20 Seventh Amendment to the Sublease Agreement with Medical Biology Institute(9)
          11.1  -  Statement Re Computation of Net Loss Per Share
          23.1  -  Independent Auditors' Consent
          27.1  -  Financial Data Schedule


1 Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-37166, declared effective by the Securities and Exchange Commission on November 9, 1990.

2 Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed January 11, 1992.

3 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

4 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-49082, declared effective by the Commission on October 26, 1992.

5 Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed December 29, 1993.


6 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Amendment #4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

7 Incorporated by reference to the similarily described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

8 Incorporated by reference to the similarily described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed December 15, 1995.

9 Incorporated by reference to the similarily described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed Filed May 15, 1996.

                                   SIGNATURES

                        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             December 20, 1996


                                       LIDAK PHARMACEUTICALS
                                       By: /s/David H. Katz
                                          ---------------------------------
                                          David H. Katz, M.D.
                                          President and Chief Executive Officer


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

Signature                                            Title                                  Date
---------                                            -----                                  ----

/s/David H. Katz                         President and Chief                                December 20, 1996
----------------------------             Executive Officer
David H. Katz, M.D.                      (Principal Executive Officer and
                                         Principal Financial and Accounting Officer)


/s/Daniel J. Paracka                     Chairman of the Board                              December 20, 1996
-----------------------------
Daniel J. Paracka


/s/Helmer P.K. Agersborg, Jr.            Director                                           December 20, 1996
-----------------------------
Helmer P.K. Agersborg, Jr.


/s/William N. Jenkins                    Director                                           December 20, 1996
-----------------------------
William N. Jenkins


/s/Kenneth E. Olson                      Director                                           December 20, 1996
-----------------------------
Kenneth E. Olson


/s/Stuart A. Samuels                     Director                                           December 20, 1996
-----------------------------
Stuart A. Samuels


/s/Sidney N. Towle, Jr.                  Director                                           December 20, 1996
-----------------------------
Sidney N. Towle, Jr.

LIDAK PHARMACEUTICALS


INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                    PAGE


INDEPENDENT AUDITORS' REPORT                                        F-2

FINANCIAL STATEMENTS

Balance Sheets at September 30, 1995 and 1996                       F-3

Statements of Operations for the years ended
  September 30, 1994, 1995 and 1996, and the period
  August 31, 1988 (inception) to September 30, 1996                 F-4

Statements of Stockholders' Equity (Deficit) for the
  period August 31, 1988 (inception) to
  September 30, 1996                                                F-5

Statements of Cash Flows for the years
  ended September 30, 1994, 1995 and 1996, and the period
  August 31, 1988 (inception) to September 30, 1996                 F-9

Notes to Financial Statements                                       F-11

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of LIDAK Pharmaceuticals:

We have audited the accompanying balance sheets of LIDAK Pharmaceuticals (a development stage enterprise) as of September 30, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1996 and for the period August 31, 1988 (inception) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of LIDAK Pharmaceuticals at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 and the period August 31, 1988 (inception) to September 30, 1996 in conformity with generally accepted accounting principles.

The Company is in the development stage as of September 30, 1996. As discussed in Note 1 to the financial statements, the Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products.



DELOITTE & TOUCHE LLP


San Diego, California
November 6, 1996, (December 20, 1996 as to Note 6)

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                                             1995              1996
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  4,244,575     $ 13,347,508
  Short-term investments                                                          5,791,152        7,026,502
  Interest receivable                                                                54,751          338,403
  Prepaid and other                                                                 182,931          825,924
                                                                               ------------     ------------

           Total current assets                                                  10,273,409       21,538,337

PROPERTY - at cost (less accumulated depreciation of $178,729 and $266,668)         241,486          275,972

PATENT COSTS (less accumulated amortization of $18,719 and $39,654)                 438,883          581,770

DEBT ISSUE COSTS                                                                                     185,015

OTHER ASSETS                                                                            265          265,785
                                                                               ------------     ------------

TOTAL                                                                          $ 10,954,043     $ 22,846,879
                                                                               ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                                                     $  5,721,087
  Accounts payable                                                             $  1,520,231        1,329,418
  Accrued compensation and payroll taxes                                            168,885          206,445
  Due to MBI                                                                         16,327           21,810
  Deferred revenue                                                                                   500,000
                                                                               ------------     ------------

           Total current liabilities                                              1,705,443        7,778,760
                                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6, 7, and 10)

STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      29,847,064 and 34,054,022 shares issued and outstanding                    37,235,484       49,216,569
    Class B -  510,000 shares authorized;  343,000 and 283,000 shares
     issued and outstanding (convertible to Class A Common Stock)                   179,073          147,748
  Deficit accumulated during the development stage                              (28,165,957)     (34,296,198)
                                                                               ------------     ------------

           Total stockholders' equity                                             9,248,600       15,068,119
                                                                               ------------     ------------

TOTAL                                                                          $ 10,954,043     $ 22,846,879
                                                                               ============     ============



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                                                                                     AUGUST 31, 1988
                                               YEARS ENDED SEPTEMBER 30,              (INCEPTION) TO
                                    --------------------------------------------       SEPTEMBER 30,
                                         1994              1995           1996             1996
REVENUES:
  License fees/Contract research    $    322,000                      $  3,016,800     $  3,982,625
  Federal SBIR grants                    211,875                            58,000          798,777
  Interest and other                     482,844     $    884,589        1,083,238        3,219,614
                                    ------------     ------------     ------------     ------------

           Total revenues              1,016,719          884,589        4,158,038        8,001,016
                                    ------------     ------------     ------------     ------------

EXPENSES:
  Research and development             3,115,602        7,715,807        4,576,426       24,388,809
  General and administrative           2,559,781        3,341,783        2,745,166       14,276,342
  Cost of contract research              154,677                                            533,270
  Interest                                                               2,966,687        3,098,793
                                    ------------     ------------     ------------     ------------

           Total expenses              5,830,060       11,057,590       10,288,279       42,297,214
                                    ------------     ------------     ------------     ------------

NET LOSS                            $ (4,813,341)    $(10,173,001)    $ (6,130,241)    $(34,296,198)
                                    ============     ============     ============     ============

NET LOSS PER SHARE                  $      (0.19)    $      (0.35)    $      (0.19)
                                    ============     ============     ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                         25,166,958       29,338,418       32,072,944
                                    ============     ============     ============


See notes to financial statements.

LIDAK PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996
--------------------------------------------------------------------------------


                                               CONVERTIBLE PREFERRED STOCK                           COMMON
                                                                                                      STOCK
                                           -----------------------------------    -----------------------------------------------
                                                SERIES A           SERIES B               CLASS A                   CLASS B
                                            ------    ------    ------   ------   --------    ----------        ------     ------
                                            SHARES    AMOUNT    SHARES   AMOUNT    SHARES        AMOUNT         SHARES     AMOUNT
                                            ------    ------    ------   ------   --------    ----------        ------     ------
BALANCE, AUGUST 31, 1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                                                        4,235,000   $ 52,937
Issuance of preferred stock in October
  1988 for license and other rights         2,000,000     $1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                                                                80,000      4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                                                                80,000      4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125
  per share (with an estimated fair market
  value of $.05 per share)                                                                                                 22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                                                           400,000     20,000
Collection on notes receivable
Net loss
                                           ---------     --    ------   ------    ---------   ----------     ---------    -------

BALANCE, SEPTEMBER 30, 1989                2,000,000      1                                                  4,795,000    103,437

Conversion of advances to common stock in
  October 1989 at $.50 per share                                                                               250,000    125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)                                               5,000,000   $3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)                                                    750,000      652,500
Exercise of stock options in July and
August 1990 at $.50 per share                                                                                   21,500     10,750
Forgiveness of compensation obligation                                                                                     66,923
Collection on notes receivable
Net loss
                                           ---------     --    ------   ------    ---------     --------    ----------   --------

BALANCE, SEPTEMBER 30, 1990                2,000,000      1                       5,750,000    4,619,320      5,066,500   306,110





                                                                  DEFICIT
                                                                ACCUMULATED         NOTES
                                                                 DURING THE       RECEIVABLE
                                                                DEVELOPMENT          FROM
                                                                    STAGE        STOCKHOLDERS    TOTAL
                                                                -----------      ------------    -----
BALANCE, AUGUST 31, 1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                       $ (14,525)       $ 38,412
Issuance of preferred stock in October
  1988 for license and other rights                                                                 1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                                                4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                                                4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125
  per share (with an estimated fair market
  value of $.05 per share)                                                                     22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                                           20,000
Collection on notes receivable                                                  1,635           1,635
Net loss                                                    $(409,718)                       (409,718)
                                                            ---------        --------        --------

BALANCE, SEPTEMBER 30, 1989                                  (409,718)        (12,890)       (319,170)

Conversion of advances to common stock in
  October 1989 at $.50 per share                                                              125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totalling $1,033,280)                                                         3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totalling $97,500)
Exercise of stock options in July and
August 1990 at $.50 per share                                                                  10,750
Forgiveness of compensation obligation                                                         66,923
Collection on notes receivable                                                12,890           12,890
Net loss                                                                  (2,319,231)      (2,319,231)
                                                          ----------      -----------      ----------
BALANCE, SEPTEMBER 30, 1990                               (2,728,949)               -       2,196,482

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996
--------------------------------------------------------------------------------


                                                                            CONVERTIBLE PREFERRED STOCK
                                                            ------------------------------------------------------------
                                                                      SERIES A                         SERIES B
                                                            ----------------------------    ----------------------------
                                                               SHARES          AMOUNT        SHARES            AMOUNT
                                                               ------          ------        ------            ------
      BALANCE, SEPTEMBER 30, 1990                             2,000,000         $ 1

      Exercise of stock options in November
        1990 at $.50 per share
      Issuance of preferred stock in July 1991
        for cash (net of stock issue costs
        totalling $130,339)                                                                    960,003        $  769,670
      Conversion of common stock
      Net loss
                                                       ----------------         ---  -----------------        ----------

      BALANCE, SEPTEMBER 30, 1991                             2,000,000           1            960,003           769,670

      Issuance of preferred stock in February 1992
        for cash (net of stock issue costs
        totalling $428,605)                                                                  4,266,680         3,571,395
      Exercise of stock options in March 1992 at
        $.50 per share
      Exercise of Class A warrants in May 1992 at
        $1.50 per share for cash (net of stock issue
        costs totalling $317,930)
      Conversion of common stock
      Net loss
                                                       ----------------         ---  -----------------        ----------

      BALANCE, SEPTEMBER 30, 1992                             2,000,000           1          5,226,683         4,341,065

      Exercise of Unit Purchase Options between October
        1992 and September 1993 for cash
      Exercise of Class A Warrants between October 1992
        and September 1993 at $.9450 per share for cash
      Exercise of Class B Warrants between October 1992
        and September 1993 at $2.25 per share for cash
        (net of stock issue costs totalling $8,720)
      Exercise of Class C Warrants between October 1992
        and September 1993 at $1.00 per share for cash
        (net of stock issue costs totalling $4,122)
      Exercise of Class D Warrants between October 1992
        and September 1993 at $1.50 per share for cash
        (net of stock issue costs totalling $42,125)
      Exercise of Class E Warrants between October 1992
        and September 1993 at $.20 per share for cash
      Exercise of Class F Warrants between October 1992
        and September 1993 at $100,000 per warrant for
        cash                                                                                   320,000           300,000




                                                                                        COMMON STOCK
                                                                ---------------------------------------------------------
                                                                           CLASS A                       CLASS B
                                                                -----------------------------   -------------------------
                                                                  SHARES          AMOUNT            SHARES        AMOUNT
                                                                  ------          ------            ------        ------
      BALANCE, SEPTEMBER 30, 1990                                 5,750,000    $  4,619,320      5,066,500      $ 306,110

      Exercise of stock options in November
        1990 at $.50 per share                                                                       2,000          1,000
      Issuance of preferred stock in July 1991
        for cash (net of stock issue costs
        totalling $130,339)
      Conversion of common stock                                    115,000           5,750       (115,000)        (5,750)
      Net loss
                                                               ------------    ------------      ---------      ---------

      BALANCE, SEPTEMBER 30, 1991                                 5,865,000       4,625,070      4,953,500        301,360

      Issuance of preferred stock in February 1992
        for cash (net of stock issue costs
        totalling $428,605)
      Exercise of stock options in March 1992 at
        $.50 per share                                                                             119,000         59,500
      Exercise of Class A warrants in May 1992 at
        $1.50 per share for cash (net of stock issue
        costs totalling $317,930)                                 5,650,200       8,157,370
      Conversion of common stock                                    395,000           6,250       (395,000)        (6,250)
      Net loss
                                                               ------------    ------------      ---------      ---------

      BALANCE, SEPTEMBER 30, 1992                                11,910,200      12,788,690      4,677,500        354,610

      Exercise of Unit Purchase Options between October
        1992 and September 1993 for cash                            793,645         600,010
      Exercise of Class A Warrants between October 1992
        and September 1993 at $.9450 per share for cash             793,645         749,995
      Exercise of Class B Warrants between October 1992
        and September 1993 at $2.25 per share for cash
        (net of stock issue costs totalling $8,720)                  96,897         209,298
      Exercise of Class C Warrants between October 1992
        and September 1993 at $1.00 per share for cash
        (net of stock issue costs totalling $4,122)                 103,050          98,928
      Exercise of Class D Warrants between October 1992
        and September 1993 at $1.50 per share for cash
        (net of stock issue costs totalling $42,125)                836,335       1,212,376
      Exercise of Class E Warrants between October 1992
        and September 1993 at $.20 per share for cash               315,000          63,000
      Exercise of Class F Warrants between October 1992
        and September 1993 at $100,000 per warrant for
        cash

                                                                    DEFICIT
                                                                  ACCUMULATED           NOTES
                                                                  DURING THE         RECEIVABLE
                                                                  DEVELOPMENT           FROM
                                                                     STAGE          STOCKHOLDERS          TOTAL
                                                                     -----          ------------          -----
      BALANCE, SEPTEMBER 30, 1990                                $  (2,728,949)          -           $  2,196,482

      Exercise of stock options in November
        1990 at $.50 per share                                                                              1,000
      Issuance of preferred stock in July 1991
        for cash (net of stock issue costs
        totalling $130,339)                                                                               769,670
      Conversion of common stock
      Net loss                                                      (1,949,588)                        (1,949,588)
                                                                 -------------         ---           ------------

      BALANCE, SEPTEMBER 30, 1991                                   (4,678,537)          -              1,017,564

      Issuance of preferred stock in February 1992
        for cash (net of stock issue costs
        totalling $428,605)                                                                             3,571,395
      Exercise of stock options in March 1992 at
        $.50 per share                                                                                     59,500
      Exercise of Class A warrants in May 1992 at
        $1.50 per share for cash (net of stock issue
        costs totalling $317,930)                                                                       8,157,370
      Conversion of common stock
      Net loss                                                      (2,361,855)                        (2,361,855)
                                                                  ------------         ---           ------------

      BALANCE, SEPTEMBER 30, 1992                                   (7,040,392)            -           10,443,974

      Exercise of Unit Purchase Options between October
        1992 and September 1993 for cash                                                                  600,010
      Exercise of Class A Warrants between October 1992
        and September 1993 at $.9450 per share for cash                                                   749,995
      Exercise of Class B Warrants between October 1992
        and September 1993 at $2.25 per share for cash
        (net of stock issue costs totalling $8,720)                                                       209,298
      Exercise of Class C Warrants between October 1992
        and September 1993 at $1.00 per share for cash
        (net of stock issue costs totalling $4,122)                                                        98,928
      Exercise of Class D Warrants between October 1992
        and September 1993 at $1.50 per share for cash
        (net of stock issue costs totalling $42,125)                                                    1,212,376
      Exercise of Class E Warrants between October 1992
        and September 1993 at $.20 per share for cash                                                      63,000
      Exercise of Class F Warrants between October 1992
        and September 1993 at $100,000 per warrant for
        cash                                                                                              300,000

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                                     CONVERTIBLE PREFERRED STOCK
                                                           --------------------------------------------------------
                                                                    SERIES A                     SERIES B
                                                           --------------------------    --------------------------
                                                             SHARES          AMOUNT        SHARES          AMOUNT
                                                             ------          ------        ------          ------
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                                 96,000    $    90,000
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share
Compensation expense related to stock options
  granted at an exercise price below fair market
  value
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993                                 (1,500,000)
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement
Conversion of preferred and common stock                      (100,000)                   (5,642,653)    (4,731,065)
Cancellation of partial shares                                                                   (30)
Net loss
                                                           -----------       ----        -----------    -----------

BALANCE, SEPTEMBER 30, 1993                                    400,000       $  1                  -              -
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totalling $541,340)
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totalling $4,414)
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totalling $2,875)
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                         106,666        100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share
Compensation expense related to stock options granted
  at an exercise price below fair market value
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)
Conversion of preferred and common stock                      (400,000)            (1)      (106,666)      (100,000)
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994
Cancellation of partial shares
Net loss
                                                           -----------       ----        -----------    -----------

BALANCE, SEPTEMBER 30, 1994                                          -          -                  -              -
                                                           -----------       ----        -----------    -----------

                                                                                  COMMON STOCK
                                                           --------------------------------------------------------
                                                                    CLASS A                       CLASS B
                                                           --------------------------    --------------------------
                                                             SHARES          AMOUNT        SHARES          AMOUNT
                                                             ------          ------        ------          ------
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share                                      27,480    $    37,480
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                       163,333
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993                                                    28,003     (2,240,250)   $   (28,003)
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement          1,500,000      2,670,000
Conversion of preferred and common stock                     6,040,653      4,790,121       (298,000)       (59,056)
Cancellation of partial shares
Net loss
                                                           -----------    -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1993                                 22,416,905     23,411,234      2,139,250        267,551
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                      17,202         24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totalling $541,340)         4,312,060      9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totalling $4,414)                        106,340        101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totalling $2,875)                         78,335        114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                   113,267        156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value                                245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                  522,449      1,807,785
Conversion of preferred and common stock                       653,416        113,911       (146,750)       (13,910)
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994                      (70,000)        20,794     (1,546,500)       (20,794)
Cancellation of partial shares                                      (3)
Net loss
                                                           -----------    -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1994                                 28,149,971     35,156,504        446,000        232,847
                                                           -----------    -----------    -----------    -----------

                                                             DEFICIT
                                                           ACCUMULATED           NOTES
                                                            DURING THE         RECEIVABLE
                                                           DEVELOPMENT            FROM
                                                              STAGE           STOCKHOLDERS          TOTAL
                                                              -----           ------------          -----
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                                    $    90,000
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share                                                                            37,480
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                              163,333
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement                                                2,670,000
Conversion of preferred and common stock
Cancellation of partial shares
Net loss                                                   $(6,139,223)                           (6,139,223)
                                                           -----------         -----------       -----------

BALANCE, SEPTEMBER 30, 1993                                (13,179,615)                  -        10,499,171
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                                                            24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totalling $541,340)                                               9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totalling $4,414)                                                              101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totalling $2,875)                                                              114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                                 100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                                                         156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value                                                       245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                                                      1,807,785
Conversion of preferred and common stock
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994
Cancellation of partial shares
Net loss                                                    (4,813,341)                           (4,813,341)
                                                           -----------         -----------       -----------

BALANCE, SEPTEMBER 30, 1994                                (17,992,956)                  -        17,396,395
                                                           -----------         -----------       -----------

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                                            CONVERTIBLE PREFERRED STOCK
                                                            ------------------------------------------------------------
                                                                      SERIES A                         SERIES B
                                                            ----------------------------    ----------------------------
                                                               SHARES          AMOUNT        SHARES            AMOUNT
                                                               ------          ------        ------            ------
      OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
      Exercise of non-redeemable Class B
        Warrants in January and February, 1995 at
         $1.4175 per share for cash
      Exercise of Class C Warrants between October,
        1994 and June, 1995 at $1.00 per share for
        cash (net of commissions totaling $26,743)
      Exercise of Class D Warrants between April, 1995
        and September, 1995 at $1.50 per share for cash
      Exercise of Class E Warrants in April and August,
        1995 at $0.20 per share for cash
      Exercise of stock options between October, 1994
        and September, 1995 at exercise prices ranging
        from $0.50 per share to $3.56 per share
      Compensation expense related to stock options
        granted at an exercise price below fair market
        value
      Conversion of common stock
      Net loss
                                                            -----------         --------    ----------        ----------

      BALANCE, SEPTEMBER 30, 1995                            -                     -         -                         -
                                                            -----------         --------    ----------        ----------

      OCTOBER 1, 1995 TO SEPTEMBER 30, 1996
      Exercise of Class D Warrants between October, 1995
        and September, 1996 at $1.50 per share for cash
      Exercise of Class E Warrants in March, 1996
        at $0.20 per share for cash
      Issuance of Class A Common Stock in connection with
        Stock Purchase Agreement in November 1995 (net
        of issue costs of $83,495)
      Conversion of Convertible Notes to Class A Common
        Stock between February and September, 1996
        (including interest and discount applied of
        $2,263,276 and net of issue costs of $402,268)
       Exercise of stock options between October, 1995
        and September, 1996 at exercise prices ranging
        from $0.50 per share to $3.56 per share
      Conversion of common stock
      Net loss
                                                            ----------          -------    -----------        ----------

      BALANCE, SEPTEMBER 30, 1996                            -                     -        -                          -
                                                            ==========          =======    ===========        ==========


                                                                                    COMMON STOCK
                                                            ---------------------------------------------------------
                                                                       CLASS A                       CLASS B
                                                            -----------------------------   -------------------------
                                                              SHARES          AMOUNT            SHARES        AMOUNT
                                                              ------          ------            ------        ------
      OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
      Exercise of non-redeemable Class B
        Warrants in January and February, 1995 at
        $1.4175 per share for cash                               97,202         137,783
      Exercise of Class C Warrants between October,
        1994 and June, 1995 at $1.00 per share for
        cash (net of commissions totaling $26,743)              415,600         388,857
      Exercise of Class D Warrants between April, 1995
        and September, 1995 at $1.50 per share for cash         153,335         230,003
      Exercise of Class E Warrants in April and August,
        1995 at $0.20 per share for cash                         85,000          17,000
      Exercise of stock options between October, 1994
        and September, 1995 at exercise prices ranging
        from $0.50 per share to $3.56 per share                 842,956       1,121,771
      Compensation expense related to stock options
        granted at an exercise price below fair market
        value                                                                   129,792
      Conversion of common stock                                103,000          53,774        (103,000)      (53,774)
      Net loss
                                                            -----------    ------------      ----------     ---------

      BALANCE, SEPTEMBER 30, 1995                            29,847,064      37,235,484         343,000       179,073
                                                            -----------    ------------      ----------     ---------

      OCTOBER 1, 1995 TO SEPTEMBER 30, 1996
      Exercise of Class D Warrants between October, 1995
        and September, 1996 at $1.50 per share for cash          78,334         117,500
      Exercise of Class E Warrants in March, 1996
        at $0.20 per share for cash                              25,000           5,000
      Issuance of Class A Common Stock in connection with
        Stock Purchase Agreement in November 1995 (net
        of issue costs of $83,495)                              481,651       1,416,505
      Conversion of Convertible Notes to Class A Common
        Stock between February and September, 1996
        (including interest and discount applied of
        $2,263,276 and net of issue costs of $402,268)        3,419,166      10,147,676
       Exercise of stock options between October, 1995
        and September, 1996 at exercise prices ranging
        from $0.50 per share to $3.56 per share                 142,807         263,079
      Conversion of common stock                                 60,000          31,325          (60,000)     (31,325)
      Net loss
                                                            -----------    ------------     ------------    ---------

      BALANCE, SEPTEMBER 30, 1996                            34,054,022    $49,216,569           283,000     $147,748
                                                            ===========    ===========      ============    =========

                                                               DEFICIT
                                                             ACCUMULATED
                                                              DURING THE       RECEIVABLE
                                                             DEVELOPMENT           FROM
                                                                STAGE          STOCKHOLDERS          TOTAL
                                                             -----------       ------------          -----
      OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
      Exercise of non-redeemable Class B
        Warrants in January and February, 1995 at
        $1.4175 per  share for cash                                                                137,783
      Exercise of Class C Warrants between October,
        1994 and June, 1995 at $1.00 per share for
        cash (net of commissions totaling $26,743)                                                 388,857
      Exercise of Class D Warrants between April, 1995
        and September, 1995 at $1.50 per share for cash                                            230,003
      Exercise of Class E Warrants in April and August,
        1995 at $0.20 per share for cash                                                            17,000
      Exercise of stock options between October, 1994
        and September, 1995 at exercise prices ranging
        from $0.50 per share to $3.56 per share                                                  1,121,771
      Compensation expense related to stock options
        granted at an exercise price below fair market
        value                                                                                      129,792
      Conversion of common stock
      Net loss                                                  (10,173,001)                   (10,173,001)
                                                             ---------------    -------        -----------

      BALANCE, SEPTEMBER 30, 1995                               (28,165,957)       -             9,248,600
                                                             ---------------    -------        -----------

      OCTOBER 1, 1995 TO SEPTEMBER 30, 1996
      Exercise of Class D Warrants between October, 1995
        and September, 1996 at $1.50 per share for cash                                            117,500
      Exercise of Class E Warrants in March, 1996
        at $0.20 per share for cash                                                                  5,000
      Issuance of Class A Common Stock in connection with
        Stock Purchase Agreement in November 1995 (net
        of issue costs of $83,495)                                                               1,416,505
      Conversion of Convertible Notes to Class A Common
        Stock between February and September, 1996
        (including interest and discount applied of
        $2,263,276 and net of issue costs of $402,268)                                          10,147,676
       Exercise of stock options between October, 1995
        and September, 1996 at exercise prices ranging
        from $0.50 per share to $3.56 per share                                                    263,079
      Conversion of common stock
      Net loss                                                   (6,130,241)                    (6,130,241)
                                                             ---------------      -------      -----------

      BALANCE, SEPTEMBER 30, 1996                              $(34,296,198)         -         $15,068,119
                                                             ==============       =======      ===========



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996 AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                                                                                                       AUGUST 31, 1988
                                                              YEARS ENDED SEPTEMBER 30,                 (INCEPTION) TO
                                                     -------------------------------------------         SEPTEMBER 30,
                                                           1994            1995             1996            1996
OPERATING ACTIVITIES:
  Net loss                                           $ (4,813,341)    $(10,173,001)    $ (6,130,241)    $(34,296,198)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
    Technology license fee                                                                                 3,545,713
    Depreciation and amortization                          61,399           84,867          292,943          596,883
    Non-cash interest expense                                                             2,771,030        2,771,030
    Compensation paid with common stock
      and stock options                                   245,000          129,792                           575,625
    Compensation forgiven by stockholder                                                                      66,923
    Imputed interest under technology
      license fee                                                                                             82,613
    Changes in assets and liabilities:
      Interest receivable                                  (3,070)         (16,913)        (283,652)        (338,403)
      Prepaid and other                                    51,946          (77,111)        (908,513)      (1,091,709)
      Patent costs                                        (83,073)        (113,535)        (163,822)        (621,424)
      Organizational costs                                                                                   (20,242)
      Accounts payable                                    493,360          812,040         (190,813)       1,329,418
      Accrued compensation and payroll taxes              (22,975)          44,436           37,560          206,445
      Due to MBI                                           (1,010)           1,064            5,483           21,810
      Deferred revenue                                                                      500,000          500,000
                                                     ------------     ------------     ------------     ------------

           Net cash used for operating activities      (4,071,764)      (9,308,361)      (4,070,025)     (26,671,516)

INVESTING ACTIVITIES:
  Short-term investments                               (6,599,940)       7,115,856       (1,235,350)      (7,026,502)
  Capital expenditures                                   (108,701)         (92,871)        (122,425)        (542,640)
  Note receivable - employee                             (138,649)         138,649
                                                     ------------     ------------     ------------     ------------

           Net cash provided by (used for)
             investing activities                      (6,847,290)       7,161,634       (1,357,775)      (7,569,142)
                                                     ------------     ------------     ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common
    and preferred stock                                12,206,408        1,922,157        1,885,579       38,678,271
  Stock issue costs                                      (740,843)         (26,743)         (83,495)      (2,913,703)
  Advances for purchase of common stock                                                                      125,000

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996 AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1996
--------------------------------------------------------------------------------


                                                                                                           AUGUST 31, 1988
                                                                  YEARS ENDED SEPTEMBER 30,                 (INCEPTION) TO
                                                        ------------------------------------------           SEPTEMBER 30,
                                                              1994           1995             1996              1996
FINANCING ACTIVITIES (Continued):
  Collection of notes receivable for
    common stock                                                                                                14,525
  Proceeds from stockholder loans                                                                              322,788
  Repayment of stockholder loans                                                                              (322,788)
  Proceeds from the issuance of
    convertible notes payable                                                               13,500,000      13,500,000
  Debt issue costs                                                                            (771,351)       (771,351)
  Proceeds from issuance of
    subordinated notes payable -
    net of issue costs                                                                                         538,750
  Repayment of subordinated notes payable                                                                     (625,000)
  Payment on technology license fee                                                                           (958,326)
                                                        ------------     ------------     ------------    ------------

           Net cash provided by financing activities      11,465,565        1,895,414       14,530,733      47,588,166
                                                        ------------     ------------     ------------    ------------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                               546,511         (251,313)       9,102,933      13,347,508

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   3,949,377        4,495,888        4,244,575
                                                        ------------     ------------     ------------    ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                      $  4,495,888     $  4,244,575     $ 13,347,508    $ 13,347,508
                                                        ============     ============     ============    ============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
  Interest paid                                                                           $     77,433    $    209,539
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

During 1993, 1994 and 1995, the Company recorded expense and equity in the amount of $163,333, $245,000 and $81,666, respectively, related to the issuance of stock options (below fair market value) as compensation for services provided under a consulting agreement, and $48,126 in 1995 related to compensation to an employee.

See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

1.          NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF OPERATIONS - LIDAK Pharmaceuticals (the "Company") was incorporated in the state of California on August 31, 1988. The Company is organized to engage in research, development, and commercialization of innovative pharmaceutical products.

            BASIS OF ACCOUNTING - The Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products. The Company has completed certain clinical trials on one of its products and is currently undergoing clinical trials on two of its products under Investigational New Drug ("IND") applications filed with the United States Food & Drug Administration ("FDA"). The Company is also currently performing research in connection with other technologies. Accordingly, the Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FAS 7"). Among the disclosures required by FAS 7 are that the Company's financial statements be identified as those of a "development stage enterprise" and that the Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows disclose activities since the date of the Company's inception.

            CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less, or other investments which provide for liquidity within three months. Short-term investments represent certificates of deposit, U.S. government securities, commercial paper, and other money market instruments with maturities of approximately one year or less. Cash equivalents and short-term investments are carried at cost, which approximates market value. At October 1, 1995, the Company adopted Statement of Financial Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS 115, management determined that the appropriate classification of its investments is "held-to-maturity". (See Note 4).

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

            PROPERTY - Property is recorded at cost and represents primarily scientific equipment. Depreciation is provided over the estimated useful lives of the property (generally five years) on the straight-line method. Depreciation expense for the years ended September 30, 1994, 1995 and 1996 and the period from inception to September 30, 1996 was $56,818, $74,799, and $87,939 and $266,668, respectively.

            PATENT COSTS - Legal expenses incurred in connection with applications for patents are capitalized. Amortization of the costs of approved patent applications is provided over the useful lives of the patents. For patent applications that are abandoned, accumulated costs are charged to expense.

            DEBT ISSUE COSTS - Debt issue costs represent costs related to the issuance of the Convertible Notes Payable (the "Notes") which will be amortized over the life of the Notes, for a maximum of two-years from the date of issuance. As of September 30, 1996, $184,068 of the debt issue costs have been amortized and $402,268 have been reclassified to stock issue costs in connection with the conversion of the Notes into common stock. In the event the Notes are converted prior to their due date, any remaining unamortized costs will be charged to the equity resulting from the conversion of the Notes. (See Note 6).

            DEFERRED REVENUE - Deferred Revenue represents payments received under licensing agreements that require additional performance by the Company prior to recognition of such amounts as revenue.

            REVENUES - Revenues from license fees are recognized when the performance requirements of the license agreements are met. Revenues from federal research grants and contracts are recognized during the period in which related expenditures are incurred. Revenues from research contracts are recognized on the percentage of completion method. Under this method, revenues and costs are recognized as the work is performed based on the ratio that incurred costs bear to the estimated total costs. Provisions for anticipated losses on such contracts would be made in the period in which they first become determinable.

            RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

            NET LOSS PER SHARE - Net loss per share is computed using the weighted average number of common shares outstanding during the period. Certain shares of common stock which were outstanding during the fiscal year ended September 30, 1994 were excluded from the number of shares used in the calculation of weighted average number of common shares outstanding during that period as these shares had been placed in escrow and were subject to forfeiture. All shares which had been placed in escrow were subsequently cancelled (see Note
5). Common equivalent shares have been excluded from the number of shares used in the calculation of weighted average number of common shares outstanding as their inclusion would be antidilutive.

            ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," which requires the Company to adopt disclosure provisions for stock based compensation effective January 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. This standard encourages rather than requires companies to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and net income per share as if the new method of accounting had been applied. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose in future reports the required pro forma information in a footnote.

            ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            RECLASSIFICATIONS - Certain reclassifications have been made to the 1994 and 1995 balances to confrom with the 1996 presentation.

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

            FEDERAL GRANTS & CONTRACTS - During fiscal 1994 and 1996, the Company recognized revenues from Small Business Innovation Research ("SBIR") grants and contracts issued by the National Institutes of Health related to research on specific technologies.

4.          SHORT-TERM INVESTMENTS

    Short-term investments include the following (at cost which approximates fair value):


                                        September 30,
                                   1995             1996
                                ----------      ----------
Corporate Debt Securities       $4,204,841      $7,026,502
U.S. Government Securities         495,967
Commercial Paper                   991,344
Certificates of Deposit             99,000
                                ----------      ----------

                                $5,791,152      $7,026,502
                                ==========      ==========

            The marketable securities held by the Company at September 30, 1996, have contractual maturities of approximately one year.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

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

  Class D Warrants- Each Class D warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, upon 30 days written notice, at a price of $.05 per warrant, if the average closing price of the Company's Class A common stock for the 30 days prior to notice exceeds $3.45 per share. If the Company exercises it's redemption right, it is are obligated to redeem all outstanding Class D warrants. Such warrants expire at various dates through February 26, 1997.

  Class E Warrants- Each Class E warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $.20 per share. All such warrants expire on January 7, 1997.



                                   CLASS A        CLASS B        CLASS C        CLASS D        CLASS E
                                  WARRANTS       WARRANTS        WARRANTS       WARRANTS       WARRANTS
Balance at August 31,
  1988 (Inception) and
  September 30, 1989
Issued                            5,750,000                       625,000
                                 ----------     ----------     ----------     ----------     -----------

Balance at September 30, 1990     5,750,000                       625,000
Issued                                                                           480,006
                                 ----------     ----------     ----------     ----------     -----------

Balance at September 30, 1991     5,750,000                       625,000        480,006
Issued                                           5,650,200                     2,133,360        500,000
Exercised                        (5,650,200)
Redeemed                            (99,800)
                                 ----------     ----------     ----------     ----------     -----------

Balance at September 30, 1992                    5,650,200        625,000      2,613,366         500,000
Issued                              793,650        793,650                       207,995
Exercised                          (793,650)       (96,897)      (103,050)      (836,335)       (315,000)
                                 ----------     ----------     ----------     ----------     -----------

Balance at September 30, 1993                    6,346,953        521,950      1,985,026        185,000
Issued                                                                            53,334
Exercised                                       (4,329,262)      (106,340)       (78,337)
Redeemed                                        (1,920,489)
                                 ----------     ----------     ----------     ----------     ----------

Balance at September 30, 1994                       97,202        415,610      1,960,023        185,000
Exercised                                          (97,202)      (415,600)      (153,335)       (85,000)
Canceled                                                              (10)
                                 ----------     ----------     ----------     ----------     ----------

Balance at September 30, 1995                                                  1,806,688        100,000
                                 ----------     ----------     ----------     ----------     ----------

Exercised                                                                        (78,334)       (25,000)
                                 ----------     ----------     ----------     ----------     ----------

Balance at September 30, 1996                                                  1,728,354         75,000
                                 ----------     ----------     ----------     ----------     ----------

Exercise Price per Warrant              -              -              -       $     1.50     $      0.20
                                 ==========     ==========     ==========     ==========     ===========


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

Stock Options
            In March 1994 the Company's shareholders approved the adoption of the 1994 Stock Option Plan ("the 1994 Plan") pursuant to which an aggregate of 750,000 shares of Class A Common Stock were reserved for issuance. Such options may be granted to officers, directors, employees and consultants of the Company. The options are to be granted at an exercise price of at least fair market value on the date of grant and generally vest over a three year period. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also an employee of the Company. The 1994 Plan shall terminate on January 14, 2004. In March, 1995 and March, 1996 the Company's shareholders voted to increase the shares reserved for issuance under the plan to an aggregate of 1,100,000 and 1,350,000 shares, respectively. At September 30, 1996, there were 527,558 shares of Class A Common Stock remaining available for grant under the 1994 Plan.

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

            In September 1988, under an employment agreement with its President and Chief Executive Officer, the Company issued options to purchase 900,000 shares of Class B common stock at an option price of $.0125 per share representing the estimated fair market value on the date of grant. Effective in August 1990, the employment agreement was amended to provide for the grant of options to purchase an additional 600,000 shares of Class B common stock at an option price of $.0125 per share (which was below the estimated fair market value of $.05 per share on the date of grant resulting in the recording of related compensation expense) in return for the cancellation of certain anti-dilution rights. The options were fully exercisable when issued and expire on September 9, 2003. In July 1993 options to purchase 1,125,000 shares were canceled and replaced pursuant to certain of the July 1993 grants discussed below. As of September 30, 1996, fully vested options to purchase 375,000 shares of Class B common stock remained outstanding.

            In February 1993 the Company granted options to purchase 500,000 shares of Class A common stock to a consultant at an option price of $0.50 per share (which was below the estimated fair market value of $1.48 on the date of grant). In June 1994 the Company issued additional options to purchase 100,000 shares of Class A common stock at an exercise price of $2.25 per share pursuant to the consulting agreement. In February 1995, the consultant exercised options to purchase 500,000 shares of the Company's Class A Common Stock at the option price of $0.50 per share.

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

The following summarizes all common stock option activity for the period August 31, 1988 (inception) to September 30, 1996:



                                                                NUMBER OF SHARES
                                                      -------------------------------------               OPTION PRICE
                                                      CLASS A                     CLASS B                  PER SHARE
   Granted in September 1988                                                        900,000                  $0.0125
                                                                                    -------

   Outstanding September 30, 1988                                                   900,000                  $.0125
       Granted                                                                       28,000                  $0.025
                                                                                    -------

   Outstanding September 30, 1989                                                   928,000              $0.0125-$0.025
       Granted                                          133,500                   2,027,000               $.0125-$1.53
       Exercised                                                                    (21,500)                  $0.50
       Canceled                                                                     (72,500)                  $0.50
                                                      ---------                     -------

   Outstanding at September 30, 1990                    133,500                   2,861,000               $0.0125-$1.53
       Granted                                          120,100                                           $0.9375-$1.00
       Exercised                                                                     (2,000)                  $0.50
       Canceled                                         (60,000)                   (104,000)              $0.050-$1.53
                                                      ---------                     -------

   Outstanding at September 30, 1991                    193,600                   2,755,000               $0.0125-$1.53
       Granted                                          365,000                                          $1.3125-$2.4375
       Exercised                                                                   (119,000)                  $0.50
       Canceled                                         (89,100)                   (498,000)               $0.50-$1.53
                                                      ---------                     -------

   Outstanding at September 30, 1992                    469,500                   2,138,000              $0.0125-$2.4375
       Granted                                        4,865,250                                           $0.50-$6.8755
       Exercised                                        (27,480)                                           $0.81-$1.53
       Canceled                                          (7,420)                 (1,603,500)              $0.0125-$2.25
                                                      ---------                     -------

   Outstanding at September 30, 1993                  5,299,850                     534,500              $0.0125-$6.8755
       Granted                                          619,000                                           $2.00 - $6.75
       Exercised                                        (70,767)                    (42,500)             $0.025-$2.4375
       Canceled                                        (180,966)                                         $0.9375-$6.8750
                                                      ---------                     -------

   Outstanding at September 30, 1994                  5,667,117                     492,000
       Granted                                          319,500                                           $0.0125-$6.75
       Exercised                                       (795,956)                    (47,000)             $2.9375-$6.4375
       Canceled                                        (168,746)                                         $1.0625-$2.9375
                                                      ---------                     -------

   Outstanding at September 30, 1995                  5,021,915                     445,000
       Granted                                          243,500                                           $2.50 - $3.00
       Exercised                                       (126,807)                    (16,000)              $0.50 - $3.56
       Canceled                                         (18,586)                                         $1.0625-$6.4375
                                                      ---------                     -------

   Outstanding at September 30, 1996                  5,120,002                     429,000
                                                      =========                     =======
   Exercisable at September 30, 1996                  5,077,943                     429,000               $0.0125-$6.75
                                                      =========                     =======

6.  CONVERTIBLE NOTES PAYABLE

            In November 1995, December 1995 and January 1996, the Company sold a total of $13.5 million of Convertible Notes Payable (the "Notes") to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 7%, beginning six months from the date of issue, with the principal due and payable two years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the holder (subject to the maximum share limitations set forth below) into Class A Common Stock at a price equal to 80% of the average closing bid price for the Class A Common Stock on the NASDAQ for the seven trading days prior to the date of conversion.

            The conversion of the Notes at 80% of the average closing bid price of the Company's Class A Common Stock results in the Notes being issued at a 25% discount (the "Conversion Discount"). The Conversion Discount is being recognized by the Company as non-cash interest expense over the term of the Notes with a corresponding increase to the original principal amount of the Notes. Any portion of the Conversion Discount not recognized upon conversion of the Notes is recorded as interest expense on that date. In addition, the stated 7% annual interest is being recognized ratably over the term of the Notes. During the fiscal year ended September 30, 1996, a total of $2,966,687 was recorded as interest expense relating to the Notes, including $2,579,442 relating to the Conversion Discount.

            The $13.5 million original principal amount of the Notes is convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock, with each individual note limited to a pro-rata amount of such number of shares. As of September 30, 1996, the $5,721,087 outstanding balance of the Notes consisted of $5,213,333 of the original principal amount of the Notes and $507,754 of Conversion Discount. During fiscal 1996, an aggregate of $8,286,668 of the original principal amount of Notes had been converted into 3,419,166 shares of Class A Common Stock.

            In the event that the shares of Class A Common Stock underlying a particular Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the Note which is presented for conversion which cannot be converted plus a premium equal to 25% of such principal plus any accrued and unpaid interest. At its option, the holder(s) of the $1.3 million of principal amount of the Notes sold in January, 1996 can require the Company to issue shares of Class A Common Stock based on a conversion price equal to 100% of the average closing bid price for the Class A Common Stock for the seven trading days prior to the date of conversion in lieu of the above-referenced principal and premium payment.

            From October 1, 1996 to December 20, 1996, the Company issued a total of 2,092,514 shares of its Class A Common Stock in connection with the conversion of $2,537,794 of the original principal amount of the Notes. Including these issuances, a total of 5,511,680 shares of Class A Common Stock have been issued through December 20, 1996 in connection with the conversion of the Notes. On December 19, 1996, the Company repaid certain noteholders a total of $1,728,393 representing $1,375,539 of original principal and $352,854 of premium and accrued interest in accordance with the provisions of these notes. After these events, the original principal amount outstanding on the notes was $1,300,000.

            At December 20, 1996, the Company would be required to pay approximately $1.6 million as repayment of remaining principal plus premium and any accrued and unpaid interest. At its option, the noteholder can require the Company to issue shares of Class A Common Stock at the then fair market value in exchange for the above-referenced principal and premium payment.

7.  LICENSE AGREEMENTS

            YAMANOUCHI EUROPE, b.v. (formerly Brocades Pharma, b.v.) - In November 1991 the Company entered into a licensing agreement with Yamanouchi Europe, b.v. of the Netherlands ("Yamanouchi") for clinical development, manufacturing, marketing and distribution of n-docosanol 10% cream (LIDAKOL(R)), as a topical anti-herpes compound in certain European and other countries. Under terms of the agreement, Yamanouchi will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in certain European and other countries. Under the agreement, the Company may receive payments based on the attainment of certain milestones and will receive royalties on sales in the subject territories after market introduction.

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

            BORYUNG - In July 1994, the Company entered into a 12 year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. ("Boryung"), for the manufacture and sale of LIDAKOL in the Republic of Korea. Under the terms of the agreement, Boryung will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in Korea. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical LIDAKOL from the Company or the Company's designee, and after market introduction the Company will receive royalties on sales in the subject territory. The Company may terminate the agreement if market introduction in Korea does not occur by December 31, 1998.
            GRELAN - In October 1994 the Company entered into an exclusive license agreement with Grelan Pharmaceutical Co., Ltd. ("Grelan") for the manufacturing, marketing and distribution of LIDAKOL in Japan. Under the terms of the agreement, Grelan will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of LIDAKOL in Japan. Under the agreement, the Company may receive payments on the attainment of certain milestones, and will receive royalties on sales in the subject territory after market introduction.

            BRISTOL-MYERS SQUIBB -In February 1996, the Company entered into an exclusive license agreement with Bristol-Myers Squibb Company ("BMS") for the manufacture, marketing and distribution of LIDAKOL as a topical treatment for oral herpes in the U.S. and Canada and all remaining major territories throughout the world which are not currently licensed to other parties, including Mexico, China, South and Central America, Australia and India, and portions of the Far East. In connection with this agreement, the Company received an initial license fee with a portion recorded as revenue in the year ended September 30, 1996 and the remainder recorded as deferred revenue at September 30, 1996. Recognition of the deferred revenue is subject to the completion of certain Phase 3 clinical trials of LIDAKOL and to BMS' continued participation in a joint development program. Under the agreement, the Company may receive additional license fees based on the attainment of certain milestones and will receive royalties on sales in subject territories.

            In November 1996, the Company reacquired from BMS the rights to market LIDAKOL in all territories covered in the license agreement, except the United States, Canada and Mexico.

8.  INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows:


                                                      September 30,
                                                   1995           1996
                                              -----------     ------------
Net operating loss carryforwards                9,392,873      11,894,762
Capitalized license fees                        1,200,039       1,136,879
Research credit carryforwards                   1,302,745       1,359,517
Capitalized research and development costs        590,000         663,639
Other                                             (72,482)       (138,077)
                                              -----------     -----------

Net deferred tax assets                        12,413,175      14,916,720
Valuation allowance for net deferred
  tax assets                                  (12,413,175)    (14,916,720)
                                              -----------     -----------
                                                      -                -
                                              ===========     ===========

            The Company has provided a valuation allowance against the net deferred tax assets recorded as of September 30, 1995 and 1996 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2010. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company. As of September 30, 1996, the Company had $33,062,561 and $10,646,641 of federal and California net operating loss carryforwards, respectively.

9.  RELATED PARTY TRANSACTIONS

            Private Placement - In July 1991 the Company's President and Chief Executive Officer purchased nine preferred stock units in a private placement offering (see Note 5).

            MBI - The President and Chief Executive Officer of the Company is also an officer of MBI, a non-profit research organization. The Company has agreements with MBI for the licensing of technology (see Note 2) and for the leasing of facilities (see Note 10). In addition, the Company has incurred charges relating to certain administrative and research services and facilities provided by MBI and the use of certain of MBI's facilities and equipment. Such charges to the Company are based on the usage of personnel and facilities and totaled $206,241, $216,439 and $218,867 and $1,390,465 for the years ended
September 30, 1994, 1995 and 1996 and for the period from inception to September 30, 1996, respectively.

            H.C. Wainwright - In October 1995, the Company engaged H.C. Wainwright Asset Management to provide cash management services of the Company's investment portfolio. One of the Company's directors, is a Vice President at Wainwright and will receive a portion of the fee earned by Wainwright for such cash management services.

10.  COMMITMENTS

            OPERATING LEASES - The Company leases its facilities from MBI under a non-cancelable operating lease which expires January 31, 1997. The Company also leases certain equipment under non-cancelable operating leases. Lease expense for the years ended September 30, 1994, 1995 and 1996 and the period from inception to September 30, 1996 was $266,012, $372,201, and $410,391
and $1,976,545, respectively. Future minimum payments under non-cancelable operating leases for the year ending September 30, 1997 are $147,496.

            CLINICAL RESEARCH AGREEMENT - In August 1996, the Company entered into a clinical research services agreement with a third party related to Phase 3 clinical trials of LIDAKOL in the United States. During fiscal 1997, the Company anticipates making payments of approximately $2.0 million under this agreement.

11.  EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 15% of their salary, subject to annual limits. The Company is not required to make matching contributions. The Company did not make any such contributions in fiscal years 1994, 1995, and 1996.

12.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                Year ended September 30, 1995:
                                         First         Second         Third           Fourth
-----------------------------------------------------------------------------------------------
REVENUES:
      Interest and other            $   212,958     $   210,173     $   300,580     $   160,878
                                    -----------------------------------------------------------
          Total revenues                212,958         210,173         300,580         160,878
                                    -----------------------------------------------------------
EXPENSES:
      Research and development        1,092,288       1,875,163       2,223,857       2,524,499
      General and administrative        872,081         983,823         835,126         650,753
                                    -----------------------------------------------------------
          Total expenses              1,964,369       2,858,986       3,058,983       3,175,252
                                    -----------------------------------------------------------
NET LOSS                            $(1,751,411)    $(2,648,813)    $(2,758,403)    $(3,014,374)
                                    ===========================================================
NET LOSS PER SHARE                  $     (0.06)    $     (0.09)    $     (0.09)    $     (0.11)

                                                       Year ended September 30, 1996:
                                           First (1)     Second (1)     Third (1)       Fourth
--------------------------------------------------------------------------------------------------
REVENUES:
      License fees/Contract research                    $ 3,000,000                    $    16,800
      Federal SBIR grants               $     6,500          11,332    $    25,168          15,000
      Interest and other                    190,035         279,336        306,050         307,817
                                        ----------------------------------------------------------
          Total revenues                    196,535       3,290,668        331,218         339,617
                                        ----------------------------------------------------------
EXPENSES:
      Research and development            1,441,423       1,115,346        920,336       1,099,321
      General and administrative            650,143         901,709        636,654         556,660
      Interest (1)                          175,374       1,214,630      1,115,124         461,559
                                        ----------------------------------------------------------
          Total expenses                  2,266,940       3,231,685      2,672,114       2,117,540
                                        ----------------------------------------------------------
NET INCOME (LOSS) (1)                   $(2,070,405)    $    58,983    $(2,340,896)    $(1,777,923)
                                        ==========================================================

NET INCOME (LOSS) PER SHARE (1)         $     (0.07)    $      0.00    $     (0.07)    $     (0.05)



(1) Interest expense, net income (loss) and net income (loss) per share for the first, second, and third quarters of the year ended September 30, 1996 have been restated from amounts previously disclosed by the Company in its quarterly reports on Form 10-Q to reflect the impact on those amounts of a fourth quarter adjustment recorded by the Company to properly recognize non-cash interest expense associated with the Convertible Notes (see Note
     6). The effect of this adjustment on amounts previously disclosed was to increase interest expense and net loss for the first quarter by $175,374 (.01 per share), increase interest expense and reduce net income for the second quarter by $1,214,630 (.04 per share), and increase interest expense and net loss for the third quarter by $1,083,340 (.03 per share).

                                   * * * * * *

                              LIDAK PHARMACEUTICALS

                                INDEX TO EXHIBITS


           1.1    -  Underwriting Agreement(1)
           3.1    -  Restated Articles of Incorporation of the Registrant(6)
           3.2    -  Bylaws of the Registrant(4)
           3.3    -  First and Second Amendment to Bylaws(6)
           4.1    -  Forms of Class A and Class B Common Stock Certificates(3)
           4.2 - Class D Warrant Agreement (including form of Class D Warrant Certificate)(4)
           4.3 - Warrant Agreement (including form of Class E Warrant Certificate)(4)
           4.7 - Form of Unit Purchase Option issued to D.H. Blair & Co., Inc. and its designees regarding Series B Preferred Stock and Class D Warrants(4)
           4.8    -  Registration Rights Agreement(4)
           4.9    -  Convertible Note issued to GFL Advantage Fund Limited(8)
           4.10      Convertible Note issued to Capital Ventures
                     International(9)
          10.1    -  1989 Stock Option Plan(3)
          10.2    -  License Agreement with Medical Biology Institute(3)
          10.3    -  Amendment to License Agreement with Medical Biology
                     Institute dated July 1993(5)
          10.4    -  Employment Agreement with David H. Katz, as amended(3)
          10.5    -  Amendment to Employment Agreement with David H. Katz dated
                     April 1993(5)
          10.6    -  Sublease Agreement with Medical Biology Institute(3)
          10.7    -  First, Second and Third Amendments to Sublease Agreement
                     with Medical Biology Institute(4)
          10.8    -  Fourth and Fifth Amendments to the Sublease Agreement with
                     Medical Biology Institute(7)
          10.9    -  Licensing Agreement with Yamanouchi Europe b.v.(2)
          10.10   -  1994 Stock Option Plan(7)
          10.11   -  Supplemental Agreement with Yamanouchi Europe b.v.(7)
          10.12   -  Licensing Agreement with Grelan Pharmaceutical Company
                     Limited(7)
          10.13   -  Sixth Amendment to the Sublease Agreement with Medical
                     Biology Institute(8)
          10.14   -  Subscription Agreement(8)
          10.15   -  Note Purchase Agreement issued to GFL Advantage Fund
                     Limited(8)
          10.16   -  Registration Rights Agreement issued to GFL Advantage Fund
                     Limited(8)
          10.17 License and Development Agreement with Bristol-Myers Squibb Company(9)
          10.18 Registration Rights Agreement issued to Capital Ventures International(9)
          10.19 Note Purchase Agreement issued to Capital Ventures International(9)
          10.20 Seventh Amendment to the Sublease Agreement with Medical Biology Institute(9)
          11.1    -  Statement Re Computation of Net Loss Per Share
          23.1    -  Independent Auditors' Consent
          27.1    -  Financial Data Schedule

1 Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-37166, declared effective by the Securities and Exchange Commission on November 9, 1990.

2 Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed January 11, 1992.

3 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

4 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-49082, declared effective by the Commission on October 26, 1992.

5 Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed December 29, 1993.


6 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Amendment #4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

7 Incorporated by reference to the similarily described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

8 Incorporated by reference to the similarily described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed December 15, 1995.

9 Incorporated by reference to the similarily described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed Filed May 15, 1996.