Form 10-Q
period 1996-12-31
LIDAK PHARMACEUTICALS
filed 1997-02-14
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended DECEMBER 31, 1996                  Commission File No. 0-18734


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

                                                    Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

             Class                              Outstanding at February 7, 1997

Class A common stock, no par value                          36,453,476
Class B common stock, no par value                             283,000

LIDAK Pharmaceuticals




                                    FORM 10-Q

                     For the quarter ended December 31, 1996

                                      Index



PART I.       FINANCIAL INFORMATION                                             Page
Item 1.       Financial Statements

              Balance Sheets at September 30, 1996 and
              December 31, 1996................................................. 3

              Statements of Operations for the three month periods
              ended December 31, 1995 and 1996 and for the period
              from August 31, 1988 (inception) to December 31, 1996............. 4

              Statements of Stockholders' Equity (Deficit) from August 31, 1988
              (inception) to December 31, 1996.................................. 5

              Statements of Cash Flows for the three month periods ended
              December 31, 1995 and 1996 and for the period
              from August 31, 1988 (inception) to December 31, 1996.............10

              Notes to Financial Statements.....................................11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................15

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................19

SIGNATURES......................................................................20

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)



BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                                      SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                                    1996              1996

CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 13,347,508      $ 10,037,664
  Short-term investments                                                                 7,026,502         5,993,727
  Interest receivable                                                                      338,403           189,873
  Prepaid and other                                                                        825,924           494,280
                                                                                      ------------      ------------

           Total current assets                                                         21,538,337        16,715,544

PROPERTY - at cost (less accumulated depreciation of $266,668 and $295,480)                275,972           267,455

PATENT COSTS (less accumulated amortization of $39,654 and $46,623)                        581,770           595,438

DEBT ISSUE COSTS                                                                           185,015            38,615

OTHER ASSETS                                                                               265,785           265,785
                                                                                      ------------      ------------

TOTAL                                                                                 $ 22,846,879      $ 17,882,837
                                                                                      ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                                           $  5,721,087      $  1,458,049
  Accounts payable                                                                       1,329,418         1,194,693
  Accrued compensation and payroll taxes                                                   206,445           257,540
  Due to MBI                                                                                21,810            13,494
  Deferred revenue                                                                         500,000
                                                                                      -------------     ------------

           Total current liabilities                                                     7,778,760         2,923,776
                                                                                      -------------     ------------



STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      34,054,022 and 36,225,736 shares issued and outstanding                           49,216,569        52,328,269
    Class B - 510,000 shares authorized;  283,000 shares
      issued and outstanding (convertible to Class A Common Stock)                         147,748           147,748
  Deficit accumulated during the development stage                                     (34,296,198)      (37,516,956)
                                                                                      ------------      ------------

           Total stockholders' equity                                                   15,068,119        14,959,061
                                                                                      ------------      ------------

TOTAL                                                                                 $ 22,846,879      $ 17,882,837
                                                                                      ============      ============




                        See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)



STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------

                                            THREE MONTHS ENDED          AUGUST 31, 1988
                                               DECEMBER 31,             (INCEPTION) TO
                                     -------------------------------      DECEMBER 31,
                                         1995              1996               1996
REVENUES:
  License fees/Contract research                        $    500,000      $  4,482,625
  Federal research grants            $      6,500             57,500           856,277
  Interest and other                      190,035            217,072         3,436,686
                                     ------------       ------------      ------------

           Total revenues                 196,535            774,572         8,775,588
                                     ------------       ------------      ------------

EXPENSES:
  Research and development              1,441,423         2,179,395         26,568,204
  General and administrative              650,143         1,136,959         15,413,301
  Cost of contract research                                                    533,270
  Interest                                175,374           678,976          3,777,769
                                     ------------      ------------       ------------

           Total expenses               2,266,940         3,995,330         46,292,544
                                     ------------      ------------       ------------

NET LOSS                             $ (2,070,405)     $ (3,220,758)     $ (37,516,956)
                                     ============      ============      =============


NET LOSS PER SHARE                   $      (0.07)     $      (0.09)
                                     ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            30,457,152        35,301,227
                                     ============      ============



                        See notes to financial statements

LIDAK PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1996
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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1996



                                                          CONVERTIBLE PREFERRED STOCK                COMMON STOCK (1)
                                                    -----------------------------------    ------------------------------------
                                                        SERIES A           SERIES B           CLASS A               CLASS B
                                                    ----------------    ---------------    ----------------    ----------------
                                                    SHARES    AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
                                                    ------    ------    ------   ------    ------    ------    ------    ------

OCTOBER 1, 1996 TO DECEMBER 31, 1996 (Unaudited)
  Exercise of Class E Warrants in
  October, 1996 at $0.20 per share for cash                                                  75,000       15,000
Conversion of Convertible Notes to
  Class A Common Stock between October and
  December, 1996 (including interest and
  discount applied of $634,448 and net
  of issue costs of $79,854)                                                              2,092,514    3,092,388
Exercise of stock options between October,
  1996 and December, 1996 at exercise
  prices ranging from $0.9375 per share
  to $1.0625 per share                                                                        4,200        4,312
Net loss
                                                    ------    ------    ------   ------  ----------  -----------  -------  --------
BALANCE, DECEMBER 31, 1996                               -         -         -        -  36,225,736  $52,328,269  283,000  $147,748
                                                    ======    ======    ======   ======  ==========  ===========  =======  ========




                                                              DEFICIT
                                                             ACCUMULATED
                                                             DURING THE     RECEIVABLE
                                                             DEVELOPMENT       FROM
                                                               STAGE       STOCKHOLDERS     TOTAL
                                                             -----------   ------------     -----

OCTOBER 1, 1996 TO DECEMBER 31, 1996 (Unaudited)
  Exercise of Class E Warrants in
  October, 1996 at $0.20 per share for cash                                                       15,000
Conversion of Convertible Notes to
  Class A Common Stock between October and
  December, 1996 (including interest and
  discount applied of $634,448 and net
  of issue costs of $79,854)                                                                   3,092,388
Exercise of stock options between October,
  1996 and December, 1996 at exercise
  prices ranging from $0.9375 per share
  to $1.0625 per share                                                                             4,312
Net loss                                                      (3,220,758)                     (3,220,758)
                                                            ------------   -------          ------------
BALANCE, DECEMBER 31, 1996                                  $(37,516,956)        -          $ 14,959,061
                                                            ============   =======          ============




See notes to financial statements.                               (Concluded)-5

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     THREE MONTHS ENDED            AUGUST 31, 1988
                                                                                         DECEMBER 31,              (INCEPTION) TO
                                                                                  --------------------------         DECEMBER 31,
                                                                                  1995              1996                 1996
OPERATING ACTIVITIES:
  Net loss                                                                       $(2,070,405)    $(3,220,758)     $(37,516,956)
  Adjustments to reconcile net loss to net cash used for operating activiites:
    Technology license fee                                                                                           3,545,713
    Depreciation and amortization                                                     24,897         102,326           699,209
    Non-cash interest expense                                                        175,374         284,744         3,055,774
    Compensation paid with common stock and stock options                                                              575,625
    Compensation forgiven by stockholder                                                                                66,923
    Imputed interest under technology license fees                                                                      82,613
    Changes in assets and liabilities:
      Interest receivable                                                            (11,174)         148,530         (189,873)
      Prepaid and other                                                              (32,006)         331,644         (760,065)
      Patent costs                                                                   (17,047)         (20,637)        (642,061)
      Organizational costs                                                                                             (20,242)
      Accounts payable                                                              (230,767)        (134,725)       1,194,693
      Accrued compensation and payroll taxes                                          24,091           51,095          257,540
      Due to MBI                                                                      (3,434)          (8,316)          13,494
      Deferred revenue                                                                               (500,000)
                                                                                 -----------      -----------     ------------
           Net cash used for operating activities                                 (2,140,471)      (2,966,097)     (29,637,613)
                                                                                 -----------      -----------     ------------
INVESTING ACTIVITIES:
  Short-term investments                                                           2,582,559        1,032,775       (5,993,727)
  Capital expenditures                                                               (17,165)         (20,295)        (562,935)
                                                                                 -----------      -----------     ------------
           Net cash provided by (used for) investing activities                    2,565,394        1,012,480       (6,556,662)
                                                                                 -----------      -----------     ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                             1,672,948           19,312       38,697,583
  Stock issue costs                                                                  (83,495)                       (2,913,703)
  Advances for purchase of common stock                                                                                125,000
  Collection of notes receivable for common stock                                                                       14,525
  Proceeds from stockholder loans                                                                                      322,788
  Repayment of stockholder loans                                                                                      (322,788)
  Proceeds from the issuance of convertible notes payable                         10,500,000                        13,500,000
  Debt issue costs                                                                  (584,467)                         (771,351)
  Repayment of convertible notes payable                                                           (1,375,539)      (1,375,539)
  Proceeds from issuance of subordinated notes payable-net of issue costs                                              538,750
  Repayment of subordinated notes payable                                                                             (625,000)
  Payment on technology license fee                                                                                   (958,326)
                                                                                 -----------      -----------      ------------
           Net cash provided by (used for) financing activities                   11,504,986       (1,356,227)      46,231,939
                                                                                 -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              11,929,909       (3,309,844)      10,037,664

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,244,575       13,347,508
                                                                                 -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $16,174,484      $10,037,664      $10,037,664
                                                                                 ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                                   $   446,092      $   655,631
                                                                                                  -----------      -----------




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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position as of December 31, 1996 and results of operations for the three months ended December 31, 1996 and from August 31, 1988 (Inception) to December 31, 1996. The results of operations for the three months ended December 31, 1996 may not be indicative of the results that may be expected for the year ending September 30, 1997.

2.   ESTIMATES

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

3.   PRIOR YEAR QUARTERLY INFORMATION

     Interest expense, net loss and net loss per share for the quarter ended December 31, 1995 have been restated from amounts previously disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. This restatement reflects the impact on those amounts of an adjustment made in the fourth fiscal quarter for the year ended September 30, 1996, (as reported in the Company's Annual Report Form 10-K for the fiscal year ended September 30, 1996), to record an adjustment to recognize non-cash interest expense associated with the Convertible Notes (See Note 4). The effect of the adjustment on amounts previously disclosed was to increase interest expense and net loss for the quarter by $175,374 (.01 per share).

4.   CONVERTIBLE NOTES PAYABLE

     A total of $13.5 million of Convertible Notes Payable ("Notes") were originally issued by the Company as part of a private placement to institutional investors in November 1995, December 1995 and January 1996. The Notes accrued interest at an annual rate of 7%, beginning six months from the date of issue, with the principal due and payable two years from the date of issue if and to the extent the Notes were not previously converted. The Notes were convertible at the option of the holder (subject to the

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

     maximum share limitations) into Class A Common Stock at a price equal to 80% of the average closing bid price for the Class A Common Stock on the NASDAQ for the seven trading days prior to the conversion. The $13.5 million original principal amount of the Notes were convertible into an aggregate maximum of 5,513,018 shares of the Company's Class A Common Stock at the option of the holders, with each individual note limited to a pro-rata amount of such number of shares.

     From October 1, 1996 through December 31, 1996, the Company issued a total of 2,092,514 shares of its Class A Common Stock in connection with the conversion of $2,537,794 of the original principal amount of the Notes. Including these issuances, a total of 5,511,680 shares of Class A Common Stock were issued in connection with these Notes as of December 31, 1996. On December 19, 1996, the Company repaid certain noteholders a total of $1,728,393 representing $1,375,539 of original principal and $352,854 of premium and accrued interest in accordance with the provisions of this note.

     The conversion of the Notes at 80% of the average closing bid price of the Company's Class A Common Stock results in the Notes being issued at a 25% discount (the "Conversion Discount"). The Conversion Discount is being recognized by the Company as non-cash interest expense over the term of the Notes with a corresponding increase to the original principal amount of the Notes. Any portion of the Conversion Discount not recognized upon conversion of the Notes is recorded as interest expense on that date. In addition, the stated 7% annual interest was recognized over the term of the notes until the notes were repaid. During the quarter ended December 31, 1996, a total of $678,976 was recorded as interest expense relating to the Notes, including $348,840 relating to the Conversion Discount.

     On January 10, 1997, the Company issued 1,338 shares of its Class A Common Stock in connection with the conversions of $2,322 in principal amounts of Notes resulting in an aggregate issuance of 5,513,018 shares of stock to date pursuant to the Notes. As a result of this transaction, the noteholder reached their pro-rata portion of the maximum share limitation as described above. On January 10, 1997, the Company repaid $1,635,810 representing $1,297,678 of original principal and $338,132 of premium and accrued interest to such noteholder pursuant to the terms of the Notes, thus retiring the entire balance of the principal and interest on the Notes. The Company has no further obligations under the Notes.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.   DEBT ISSUE COSTS

     Debt issue costs represent costs related to the issuance of the Notes which will be amortized over the life of the Notes, for a maximum of two years from the date of issuance. As of December 31, 1996, $250,613 of the debt issue costs have been amortized and $482,122 have been reclassified to stock issue costs in connection with the conversion of the Notes into common stock. (See Notes 4 & 6).

6.   STOCKHOLDERS' EQUITY

     Between October and December 1996, the Company issued and aggregate of 2,092,514 shares of Class A Common Stock from the conversion of $2,537,794 principal amount of the Notes. The amount recorded as Stockholders' Equity in connection with these conversions included $634,448 of interest and discount associated with the converted principal and was reduced by $79,854 due to the reclassification of previously recorded debt issue costs (See Notes 4 & 5).

     On January 28, 1997, the Company extended the expiration of its Class D Warrants from February 26, 1997 to December 31, 1997.

7.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the number of shares used in the calculation of weighted average number of common shares outstanding as their inclusion would be anti-dilutive.

8.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," which requires the Company to adopt disclosure provisions for stock based compensation effective January 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. This standard encourages rather than requires companies to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income (loss) and net

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.   ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

     income (loss) per share as if the new method of accounting had been applied. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose the required pro forma information in a footnote in the Company's annual report for the year ended September 30, 1997.

9.   LICENSE AGREEMENT

     In November 1996, the Company reacquired from Bristol-Myers Squibb Company the rights to market n-docosanol 10% cream (LIDAKOL (R)) in all territories covered in the license agreement, except the United States, Canada and Mexico.

10.  DEFERRED REVENUE

     During the quarter ended December 31, 1996, the Company realized $500,000 of revenue that was previously classified as deferred due to the achievement of certain milestones under a licensing agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, including the matters set forth under the caption "Risk Factors" contained therein as well as factors in this Form 10-Q, which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

        The Company is a development stage company engaged in the research, development and commercialization of innovative pharmaceutical products. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL (R)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to December 31, 1996, the Company incurred a cumulative net loss of $37.5 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

        In 1996, the Company reported results from three Phase 3 clinical trials comparing LIDAKOL cream to placebo cream as a treatment of recurrent oral herpes episodes. In these trials, LIDAKOL demonstrated clinical effectiveness compared to historical episode features reported by the patients in the study, including reduced healing times, episode abortion and shortening of pain symptoms. However, similar results were obtained with the cream used as the intended placebo in the trials. If these trials had shown statistically significant advantage of LIDAKOL versus placebo, the Company could have filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. As a result of the inconclusive outcome, the Company obtained FDA approval to use an alternative placebo to conduct additional Phase 3 clinical trials to prove the efficacy of LIDAKOL versus an alternative placebo in order to complete final requirements to file an NDA for marketing approval.

        In July and September 1996, the Company initiated two additional Phase 3 clinical trials of LIDAKOL in the United States. The Company estimates that during fiscal 1997, it will incur direct costs for these two studies of approximately $2.5 million to $3.0 million. The Company anticipates completion of these studies including data availability, around the summer of 1997.

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

RESULTS OF OPERATIONS

NET LOSSES

         During the three months ended December 31, 1996 ("the 1996 three months"), the Company incurred net losses of $3.2 million compared to $2.1 million during the three months ended December 31, 1995 ("the 1995 three months").

REVENUES

         Total revenues for the 1996 three months were $774,500 consisting of license fee/contract research revenue of $500,000, interest and other income of $217,000 and federal research grant income of $57,500. Total revenues for the 1995 three months were $196,500, consisting of $190,000 of interest and other income and $6,500 of federal research grant income.

         The increase in revenues in the 1996 three months was due primarily to license fees earned during the period that were previously recorded by the Company as Deferred Revenue. The revenue from these license fees was earned due to the achievement of certain milestones in connection with a license agreement. Also contributing to the increased revenues during the period are increased revenues from federal research grants issued by the National Institutes of Health which were not in place during the 1995 three months, and increased interest income.

EXPENSES

         Research and development expenses for the 1996 three months increased to $2.2 million from $1.4 million in the 1995 three months. The increase in expenses during the 1996 three months was attributable primarily to increased activities related to the on-going U.S. Phase 3 clinical trials of LIDAKOL.

         General and administrative expenses for the 1996 three months increased to $1.1 million from $650,000 during the 1995 three months. The increase in expenses during the 1996 three months is attributable primarily to non-recurring expenses incurred in the period

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

related to reacquiring the rights to market LIDAKOL in all territories except the U.S., Canada and Mexico from Bristol-Myers Squibb Company. See Note 9 to the Financial Statements. Also contributing to the increased expenses in the 1996 three months are non-cash expenses in the amount of $66,545 from the amortization of deferred debt issue costs related to the Convertible Notes Payable (the "Notes"). See Note 5 to the Financial Statements. Partially offsetting the overall increase in expenses are decreased costs of investor relations activities and lower legal expenses during the 1996 period.

         Interest expense recorded during the 1996 three months represents interest associated with the Notes. Of the $679,000 of interest expense, $285,000 represents non-cash interest expense from the recognition of the conversion discount on the Notes. See Note 4 to the Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through December 31, 1996 was $46.2 million.

         At December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $16.0 million and working capital of $13.8 million, as compared to $20.4 million and $13.8 million, respectively, at September 30, 1996. The decreases in cash, cash equivalents and short-term investments during the 1996 three months is attributable primarily to net cash used to fund operating activities, as discussed below.

         Net cash used by the Company to fund operating activities during the 1996 three months increased to $3.0 million from $2.1 million during the 1995 three months. This increase is attributable primarily to the increased net loss during the 1996 period as discussed in "Results of Operations". In addition, $21,000 of cash was used for capital expenditures during the period. Also contributing to cash used during the period is the repayment of $1.7 million of the Notes to certain noteholders. See Note 4 to the Financial Statements.

         The Company anticipates that, on average, future cash requirements to fund the operating activities for each of the quarters in the fiscal year ending September 30, 1997 will be consistent with, and similar to, the expenditures of the quarter ended December 31, 1996 as a result of continuing research and development, clinical trials and general and administrative expenses.

         As discussed above, the results of the clinical studies reported in 1996 of the Company's most developed drug candidate, LIDAKOL, do not support the filing of an NDA at this time. The Company has recently initiated two additional clinical studies to prove the

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

efficacy of LIDAKOL versus an alternative placebo which, if successful, would enable it to file an NDA. The Company estimates that during fiscal 1997, it will incur direct costs for these two additional clinical studies of approximately $2.5 million to $3.0 million.

         A total of $13.5 million of the Notes were originally issued by the Company as part of a private placement to institutional investors in November 1995, December 1995 and January 1996. None of these Notes remain outstanding as of January 10, 1997. See Note 4 to the Financial Statements.

         On January 10, 1997, the Company issued 1,338 shares of its Class A Common Stock in connection with the conversions of $2,322 in principal amounts of Notes resulting in an aggregate issuance of 5,513,018 shares of stock to date pursuant to the Notes. As a result of this transaction, the noteholder reached their pro-rata portion of the maximum share limitation as described above. On January 10, 1997, the Company repaid $1,635,810 representing $1,297,678 of original principal and $338,132 of premium and accrued interest to such noteholder pursuant to the terms of the Notes, thus retiring the entire balance of the principal and interest on the Notes. The Company has no further obligations under the Notes.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27.1    Financial Statement Data Schedule

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 1996:

         Report on Form 8-K was filed on October 15, 1996- reporting under Item 5 the issuance of 523,643 shares of Class A Common Stock in connection with the conversion of $763,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on November 20, 1996- reporting under Item 5 the issuance of 211,492 shares of Class A Common Stock in connection with the conversion of $244,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on December 2, 1996- reporting under Item 5 the issuance of 150,630 shares of Class A Common Stock in connection with the conversion of $170,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on December 3, 1996- reporting under Item 5 that the Company had reacquired from Bristol-Myers Squibb Company the rights to manufacture, market and sell LIDAKOL for the treatment of oral herpes in all territories except the U.S., Canada and Mexico.

         Report on Form 8-K was filed on December 5, 1996- reporting under Item 5 the issuance of 502,558 shares of Class A Common Stock in connection with the conversion of $560,000 principal amount of Convertible Notes.

         Report on Form 8-K was filed on December 24, 1996- reporting under Item 5 the issuance of 704,171 shares of Class A Common Stock in connection with the conversion of $800,794 principal amount of Convertible Notes.

         Report on Form 8-K was filed on December 30, 1996- reporting under Item 5 the results of the Company's fiscal year ended September 30, 1996. Included in the report were restatements of the operating results for the first, second and third quarters of the year ended September 30, 1996 due to the recognition of non-cash interest expense associated with the Convertible Notes that was not previously included in the quarterly reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LIDAK Pharmaceuticals

Date:  February 14, 1997           By:/s/David H. Katz
                                      -----------------------------------------
                                      David H. Katz, M.D., President and
                                      Chief Executive Officer
                                      (Duly Authorized Officer)
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)