Form 10-Q
period 1997-03-31
LIDAK PHARMACEUTICALS
filed 1997-05-15
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended MARCH 31, 1997                     Commission File No. 0-18734


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

                              Yes [ X ]   No [  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

              Class                                 Outstanding at May 9, 1997
Class A common stock, no par value                              36,560,759
Class B common stock, no par value                                 283,000

LIDAK Pharmaceuticals

                                    FORM 10-Q

                      For the quarter ended March 31, 1997

                                      Index

PART I.           FINANCIAL INFORMATION                                                  Page

Item 1.           Financial Statements

                  Balance Sheets at March 31, 1997 and September 30, 1996...............  3

                  Statements of Operations for the three and six month periods ended March 31, 1997 and 1996 and for the period
                  from August 31, 1988 (inception) to March 31, 1997....................  4

                  Statements of Stockholders' Equity (Deficit) from August
                  31, 1988 (inception) to March 31, 1997................................  5

                  Statements of Cash Flows for the six month periods
                  ended March 31, 1997 and 1996 and for the period
                  from August 31, 1988 (inception) to March 31, 1997.................... 10

                  Notes to Financial Statements......................................... 11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................... 15

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...................................... 19

SIGNATURES        ...................................................................... 20

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS (UNAUDITED)

                                                                                 MARCH 31,         SEPTEMBER 30,
ASSETS                                                                             1997                1996
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   15,781,404    $     13,347,508
  Short-term investments                                                           2,470,708           7,026,502
  Interest receivable                                                                186,202             338,403
  Prepaid and other                                                                  183,801             825,924
                                                                              --------------    ----------------

           Total current assets                                                   18,622,115          21,538,337

PROPERTY - at cost (less accumulated depreciation of $321,665 and $266,668)          249,266             275,972

PATENT COSTS (less accumulated amortization of $53,186 and $39,654)                  589,646             581,770

DEBT ISSUE COSTS                                                                     282,755             185,015

OTHER ASSETS                                                                         265,785             265,785
                                                                              --------------    ----------------
TOTAL                                                                         $   20,009,567    $     22,846,879
                                                                              ==============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                                   $    5,341,176    $      5,721,087
  Accounts payable                                                                 1,705,412           1,329,418
  Accrued compensation and payroll taxes                                             216,940             206,445
  Due to MBI                                                                           9,485              21,810
  Deferred revenue                                                                                       500,000
                                                                              --------------    ----------------
           Total current liabilities                                               7,273,013           7,778,760
                                                                              --------------    ----------------

COMMITMENTS - (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      36,560,759 and 34,054,022 shares issued and outstanding                     53,970,158          49,216,569
    Class B -  510,000 shares authorized;  283,000 shares
     issued and outstanding (convertible to Class A Common Stock)                    147,748             147,748
  Deficit accumulated during the development stage                               (41,381,352)        (34,296,198)
                                                                              --------------    ----------------
           Total stockholders' equity                                             12,736,554          15,068,119
                                                                              --------------    ----------------
TOTAL                                                                         $   20,009,567    $     22,846,879
                                                                              ==============    ================


                       See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                      AUGUST 31, 1988
                                         THREE MONTHS ENDED               SIX MONTHS ENDED            (INCEPTION) TO
                                              MARCH 31,                       MARCH 31,                  MARCH 31,
                                   -------------    -------------   -------------    -------------    ---------------
                                       1997             1996            1997             1996               1997
REVENUES:
  License fees/Contract research                    $   3,000,000   $     500,000    $   3,000,000    $     4,482,625
  Federal research grants          $      55,000           11,332         112,500           17,832            911,277
  Interest and other                     207,984          279,336         425,056          469,371          3,644,670
                                   -------------    -------------   -------------    -------------    ---------------

           Total revenues                262,984        3,290,668       1,037,556        3,487,203          9,038,572
                                   -------------    -------------   -------------    -------------    ---------------

EXPENSES:
  Research and development             2,847,147        1,115,346       5,026,542        2,556,769         29,415,351
  General and administrative             734,285          901,709       1,871,244        1,551,852         16,147,586
  Cost of contract research                                                                                   533,270
  Interest                               545,948        1,214,630       1,224,924        1,390,004          4,323,717
                                   -------------    -------------   -------------    -------------    ---------------

           Total expenses              4,127,380        3,231,685       8,122,710        5,498,625         50,419,924
                                   -------------    -------------   -------------    -------------    ---------------

NET INCOME (LOSS)                  $  (3,864,396)   $      58,983   $  (7,085,154)   $  (2,011,422)   $   (41,381,352)
                                   =============    =============   =============    =============    ===============

NET INCOME (LOSS) PER SHARE        $       (0.11)   $        0.00   $       (0.20)   $       (0.07)
                                   =============    =============   =============    =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           36,719,420       32,655,301      36,002,531       30,797,315
                                   =============    =============   =============    =============

                        See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1997


--------------------------------------------------------------------------------------------------------------------------------
                                                                CONVERTIBLE PREFERRED STOCK                  COMMON STOCK(1)
                                                        ---------------------------------------------   ------------------------
                                                               SERIES A            SERIES B                     CLASS A
                                                        -------------------  ------------------------   ------------------------
                                                          SHARES     AMOUNT    SHARES      AMOUNT         SHARES      AMOUNT
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes receivable
 and cash in September 1988 at $.0125 per share
Issuance of preferred stock in October 1988 for
 license and other rights                                2,000,000        1
Issuance of common stock for cash in October
 1988 at $.05 per share
Issuance of common stock for cash in January 1989
 at $.05 per share
Issuance of stock options effective in August
 1989 to purchase 600,000 shares of Class B
 common stock at $.0125 per share (with an
 estimated fair market value of $.05 per share)
Issuance of common stock for cash in September
 1989 at $.0125 per share (with an estimated
 fair market value of $.05 per share)
Collection on notes receivable
Net loss
                                                        ----------   ------  ----------   -----------   ----------   -----------

BALANCE, SEPTEMBER 30, 1988                              2,000,000        1

Conversion of advances to common stock in October
 1989 at $.50 per share
Issuance of common stock for cash in May 1990 at
 $1.00 per share (net of stock issue costs totaling
 $1,033,280)                                                                                             5,000,000    $3,966,820
Issuance of common stock for cash in June 1990 at
 $1.00 per share (net of stock issue costs totaling
 $97,500)                                                                                                  750,000       652,500
Exercise of stock options in July and August 1990
 at $.50 per share
Forgiveness of compensation obligation
Collection on notes receivable
Net loss
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1990                              2,000,000        1                              5,750,000     4,619,320



                                                               COMMON STOCK(1)         DEFICIT
                                                           ----------------------    ACCUMULATED        NOTES
                                                                  CLASS B             DURING THE      RECEIVABLE
                                                           ----------------------    DEVELOPMENT         FROM
                                                             SHARES       AMOUNT       STAGE         STOCKHOLDERS      TOTAL
                                                           ----------    --------    ------------    ------------   -----------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes receivable
 and cash in September 1988 at $.0125 per share            4,235,000     $ 52,937                     $(14,525)      $   38,412
Issuance of preferred stock in October 1988 for
 license and other rights                                                                                                     1
Issuance of common stock for cash in October
 1988 at $.05 per share                                       60,000        4,000                                         4,000
Issuance of common stock for cash in January 1989
 at $.05 per share                                            60,000        4,000                                         4,000
Issuance of stock options effective in August
 1989 to purchase 600,000 shares of Class B
 common stock at $.0125 per share (with an
 estimated fair market value of $.05 per share)                            22,500                                        22,500
Issuance of common stock for cash in September
 1989 at $.0125 per share (with an estimated
 fair market value of $.05 per share)                        400,000       20,000                                        20,000
Collection on notes receivable                                                                           1,635            1,635
Net loss                                                                              $  (409,718)                     (409,718)
                                                           ---------      -------     -----------     --------        ---------
BALANCE, SEPTEMBER 30, 1988                                4,795,000      103,437        (409,718)     (12,890)        (319,170)

Conversion of advances to common stock in October
 1989 at $.50 per share                                      250,000      125,000                                       125,000
Issuance of common stock for cash in May 1990 at
 $1.00 per share (net of stock issue costs totaling
 $1,033,280)                                                                                                          3,966,820
Issuance of common stock for cash in June 1990 at
 $1.00 per share (net of stock issue costs totaling
 $97,500)                                                                                                               652,500
Exercise of stock options in July and August 1990
 at $.50 per share                                            21,500       10,750                                        10,750
Forgiveness of compensation obligation                                     66,923                                        66,923
Collection on notes receivable                                                                          12,890           12,890
Net loss                                                                               (2,319,231)                   (2,319,231)
                                                           ---------      -------     -----------      -------      -----------
BALANCE, SEPTEMBER 30, 1990                                5,056,500      306,110      (2,728,949)          --        2,196,482

                                                                                                                  (Continued) - 1.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1997

--------------------------------------------------------------------------------------------------------------------------------
                                                                CONVERTIBLE PREFERRED STOCK                  COMMON STOCK(1)
                                                        ---------------------------------------------   ------------------------
                                                               SERIES A            SERIES B                     CLASS A
                                                        -------------------  ------------------------   ------------------------
                                                          SHARES     AMOUNT    SHARES      AMOUNT         SHARES      AMOUNT
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1990                              2,000,000     $1                                5,750,000    $4,619,320

Exercise of stock options in November
  1990 at $.50 per share
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                                            960,003      $769,670
Conversion of common stock                                                                                 115,000         5,750
Net loss
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1991                              2,000,000      1       960,003       769,670    5,865,000     4,625,070

Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totaling $428,605)                                                          4,266,680     3,571,395
Exercise of stock options in March 1992 at
  $.50 per share
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue
  costs totaling $317,930)                                                                               5,650,200     8,157,370
Conversion of common stock                                                                                 395,000         6,250
Net loss
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1992                              2,000,000      1     5,226,683     4,341,065   11,910,200    12,788,690

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                         793,645       600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                          793,645       749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totaling $8,720)                                                                96,897       209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totaling $4,122)                                                               103,050        98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totaling $42,125)                                                              836,335     1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                            315,000        63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                          320,000       300,000



                                                               COMMON STOCK(1)         DEFICIT
                                                           ----------------------    ACCUMULATED        NOTES
                                                                  CLASS B             DURING THE      RECEIVABLE
                                                           ----------------------    DEVELOPMENT         FROM
                                                             SHARES       AMOUNT        STAGE        STOCKHOLDERS      TOTAL
                                                           ----------    --------    ------------    ------------   -----------
BALANCE, SEPTEMBER 30, 1990                                 5,066,500    $306,110    $ (2,728,949)          --      $2,196,482

Exercise of stock options in November
  1990 at $.50 per share                                        2,000       1,000                                        1,000
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                                                                                   760,670
Conversion of common stock                                   (115,000)     (5,750)
Net loss                                                                               (1,949,588)                  (1,949,586)
                                                            ---------     -------    ------------       ------      ----------
BALANCE, SEPTEMBER 30, 1991                                 4,953,500     301,360      (4,678,537)                   1,017,564

Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totaling $428,605)                                                                                                 3,571,395
Exercise of stock options in March 1992 at
  $.50 per share                                              119,000      59,500                                       59,500
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue
  costs totaling $317,930)                                                                                           8,157,370
Conversion of common stock                                   (395,000)     (6,250)
Net loss                                                                               (2,361,655)                  (2,361,655)
                                                            ---------     -------    ------------       ------      ----------
BALANCE, SEPTEMBER 30, 1992                                 4,677,500     354,610      (7,040,392)          --      10,443,974

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                                     600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                                      749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totaling $8,720)                                                                           209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totaling $4,122)                                                                            98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totaling $42,125)                                                                        1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                                         63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                                                                 300,000
                                                                                                                   (Continued) - 2.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1997

--------------------------------------------------------------------------------------------------------------------------------
                                                                CONVERTIBLE PREFERRED STOCK                  COMMON STOCK(1)
                                                        ---------------------------------------------   ------------------------
                                                               SERIES A            SERIES B                     CLASS A
                                                        -------------------  ------------------------   ------------------------
                                                          SHARES     AMOUNT    SHARES      AMOUNT         SHARES      AMOUNT
                                                        ----------   ------  ----------   -----------   ----------   -----------
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                    96,000   $    90,000
Exercise of stock options in August 1993 and September
  1993 at exercise prices ranging from $0.81 to $1.53
  per share                                                                                                 27,480   $    37,480
Compensation expense related to stock options granted
  at an exercise price below fair market value                                                                           163,333
Cancellation of Series A Preferred and Class B Common
  Stock in July 1993                                    (1,500,000)                                                       28,003
Issuance of Class A Common Stock in July 1993 in
  connection with amendment to a license agreement                                                       1,500,000     2,670,000
Conversion of preferred and common stock                  (100,000)          (5,642,653)   (4,731,065)   6,040,653     4,790,121
Cancellation of partial shares                                                      (30)
Net loss
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1993                                400,000    $ 1            --            --   22,416,905    23,411,234
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                                                                  17,202        24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totaling $541,340)                                                      4,312,860     9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totaling $4,414)                                                                     106,340       101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totaling $2,875)                                                                      78,335       114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                            106,666       100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                                                               113,267       156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value                                                                           245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                                                              522,449     1,807,785
Conversion of preferred and common stock                  (400,000)    (1)     (106,666)     (100,000)     653,416       113,911
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994                                                                  (70,000)       20,794
Cancellation of partial shares                                                                                  (3)
Net loss
                                                        ----------   ------  ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1994                                     --     --            --            --   28,149,971    35,156,504
                                                        ----------   ------  ----------   -----------   ----------   -----------

                                                                                                                  (Continued) - 3.

                                     [continuation of]         COMMON STOCK(1)         DEFICIT
                                                           ----------------------    ACCUMULATED        NOTES
                                                                  CLASS B             DURING THE      RECEIVABLE
                                                           ----------------------    DEVELOPMENT         FROM
                                                             SHARES       AMOUNT       STAGE         STOCKHOLDERS      TOTAL
                                                           ----------    --------    ------------    ------------   -----------
Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                                                       $    90,000
Exercise of stock options in August 1993 and September
  1993 at exercise prices ranging from $0.81 to $1.53
  per share                                                                                                              37,480
Compensation expense related to stock options granted
  at an exercise price below fair market value                                                                          163,333
Cancellation of Series A Preferred and Class B Common
  Stock in July 1993                                       (2,240,250)   $(28,003)
Issuance of Class A Common Stock in July 1993 in
  connection with amendment to a license agreement                                                                    2,670,000
Conversion of preferred and common stock                     (298,000)    (59,056)
Cancellation of partial shares
Net loss                                                                             $ (6,139,223)                   (6,139,223)
                                                           ----------    --------    ------------    ------------   -----------
BALANCE, SEPTEMBER 30, 1993                                 2,139,250     267,551     (13,179,615)        --         10,499,171
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                                                                               24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totaling $541,340)                                                                   9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totaling $4,414)                                                                                  101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totaling $2,875)                                                                                  114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                                                    100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                                                                            156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value                                                                          245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                                                                         1,807,785
Conversion of preferred and common stock                    (146,750)     (13,910)
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994                 (1,546,500)     (20,794)
Cancellation of partial shares
Net loss                                                                               (4,813,341)                   (4,813,341)
                                                           ----------    --------    ------------    ------------   -----------
BALANCE, SEPTEMBER 30, 1994                                   446,000     232,847     (17,992,956)        --        (17,396,395)
                                                           ----------    --------    ------------    ------------   -----------
                                                                                                                  (Continued) - 3.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1997
-------------------------------------------------------------------------------

                                                                                                               NOTES
                       CONVERTIBLE PREFERRED STOCK                     COMMON STOCK(1)              DEFICIT    RECEIV-
                       ----------------------------       --------------------------------------  ACCUMULATED  ABLE
                         SERIES A       SERIES B                 CLASS A             CLASS B      DURING THE   FROM
                       -------------  -------------       ---------------------  ---------------  DEVELOPMENT  STOCK-
                       SHARES AMOUNT  SHARES AMOUNT         SHARES     AMOUNT    SHARES   AMOUNT     STAGE     HOLDERS     TOTAL
                       ------ ------  ------ ------       ----------  ---------  ------   ------  -----------  -------  -----------
OCTOBER 1, 1994 TO
 SEPTEMBER 30, 1995
Exercise of non-
 redeemable Class B
 Warrants in January
 and Febraury, 1995
 at $1.4175 per share
 for cash                                                   97,202     137,783                                             137,783
Exercise of Class C
 Warrants between
 October, 1994 and
 June, 1995 at $1.00
 per share for cash
 (net of commissions
 totaling $28,743)                                         415,600     388,857                                             388,857
Exercise of Class D
 Warrants between
 April, 1995 and
 September, 1995 at
 $1.50 per share for
 cash                                                      153,335     230,003                                             230,003
Exercise of Class E
 Warrants in April
 and August, 1995 at
 $0.20 per share for
 cash                                                       85,000      17,000                                              17,000
Exercise of stock
 options between
 October, 1994 and
 September, 1995 at
 exercise prices
 ranging from $0.50
 per share to $3.58
 per share                                                 842,956   1,121,771                                           1,121,771
Compensation expense
 related to stock
 options granted at
 an exercise price
 below fair market
 value                                                                 129,792                                             129,792
Conversion of common
 stock                                                     103,000      53,774 (103,000)  (53,774)
Net loss                                                                                           (10,173,001)        (10,173,001)
                            ------ ----- ------ ------  ----------  ----------  -------  -------- ------------  ------ -----------
BALANCE, SEPTEMBER 30,
 1995                           --    --     --     --  29,847,064  37,235,484  343,000   179,073  (28,165,057)     --   9,248,600
                            ====== ===== ====== ======  ==========  ==========  =======  ======== ============  ====== ===========

OCTOBER 1, 1995 TO
 SEPTEMBER 30, 1996
Exercise of Class D
 Warrants between
 October, 1995 and
 September, 1996 at
 $1.50 per share for
 cash                                                       78,334     117,500                                             117,500
Exercise of Class E
 Warrants in March,
 1996 at $0.20 per
 share for cash                                             25,000       5,000                                               5,000
Issuance of Class A
 Common Stock in
 connection with
 Stock Purchase
 Agreement in
 November 1995 (net
 of issue costs of
 $83,495)                                                  481,651   1,416,505                                           1,416,505
Conversion of Convertible
 Notes to Class A Common
 Stock between February
 and September, 1996
 (including interest and
 discount applied of
 $2,263,276 and net
 issue costs of $402,268)                                3,419,166  10,147,676                                          10,147,676
Exercise of stock options
 between October, 1995
 and September, 1996 at
 exercise prices ranging
 from $0.50 per share to
 $3.56 per share                                           142,807     263,079                                             263,079
Conversion of common stock                                  60,000      31,325  (60,000)  (31,325)
Net loss                                                                                            (6,130,241)         (6,130,241)
                            ------ ----- ------ ------  ----------  ----------  -------  -------- ------------  ------ -----------
BALANCE, SEPTEMBER 30,
 1996                           --    --     --     --  34,054,022 $49,216,569  283,000  $147,748 $(34,296,198)     -- $15,086,119
                            ====== ===== ====== ======  ==========  ==========  =======  ======== ============  ====== ===========

                                                                (Continued) - 4.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1997

                                                                                                               NOTES
                       CONVERTIBLE PREFERRED STOCK                     COMMON STOCK(1)              DEFICIT    RECEIV-
                       ----------------------------       --------------------------------------  ACCUMULATED  ABLE
                         SERIES A       SERIES B                 CLASS A             CLASS B      DURING THE   FROM
                       -------------  -------------       ---------------------  ---------------  DEVELOPMENT  STOCK-
                       SHARES AMOUNT  SHARES AMOUNT         SHARES     AMOUNT    SHARES   AMOUNT     STAGE     HOLDERS     TOTAL
                       ------ ------  ------ ------       ----------  ---------  ------   ------  -----------  -------  -----------
OCTOBER 1, 1996 TO
 MARCH 31, 1997
 (Unaudited)
Exercise of Class D
 Warrants between
 January and March,
 1997 at $1.50 per
 share for cash                                             $321,085    $481,628                                        $   481,628
Exercise of Class E
 Warrants in October,
 1996 at $0.20 per
 share for cash                                               75,000      15,000                                             15,000
Conversion of
 Convertible Notes
 to Class A Common
 Stock between
 October, 1996 and
 January, 1997
 (including interest
 and discount applied
 of $635,029 and net
 of issue costs of
 $79,922)                                                  2,093,852   3,095,221                                          3,095,221
Exercise of stock
 options between
 October, 1996 and
 March, 1997 at
 exercise prices
 ranging from $0.9375
 per share to $1.0625
 per share                                                    16,800      16,750                                             16,750
Compensation expense
 related to valuation
 of stock options
 granted to non-
 employees between
  October 1996 and
  March 1997                                                              86,167                                             86,167
Discount on
 Convertible Notes
 issued in
  February, 1997                                                       1,058,823                                          1,058,823
Net loss                                                                                              (7,085,154)        (7,085,154)
                       ------ ----- ------ ------         ---------- -----------  -------  -------- ------------ ------ -----------
BALANCE, MARCH 31,
 1997                      --    --     --     --         36,560,759 $53,970,158  283,000  $147,748 $(41,381,352)    -- $12,736,554
                       ====== ===== ====== ======         ========== ===========  =======  ======== ============ ====== ===========

See notes to financial statements.

                                                                (Concluded)  - 5

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                SIX MONTHS ENDED                AUGUST 31, 1988
                                                                                    MARCH 31,                    (INCEPTION) TO
                                                                        --------------------------------           MARCH 31,
                                                                                1997              1996                1997
OPERATING ACTIVITIES:
  Net loss                                                              $    (7,085,154)  $    (2,011,422)    $   (41,381,352)
  Adjustments to reconcile net loss to
   net cash used for operating activiites:
    Technology license fee                                                                                          3,545,713
    Depreciation and amortization                                               181,548           151,770             778,431
    Non-cash interest expense                                                 1,066,679         1,390,004           3,837,709
    Compensation paid with common stock and stock options                        86,167                               661,792
    Compensation forgiven by stockholder                                                                               66,923
    Imputed interest under technology license fees                                                                     82,613
    Changes in assets and liabilities:
      Interest receivable                                                       152,201          (109,520)           (186,202)
      Prepaid and other                                                         642,123            66,894            (449,586)
      Patent costs                                                              (21,408)          (36,611)           (642,832)
      Organizational costs                                                                                            (20,242)
      Accounts payable                                                          502,729          (732,639)          1,832,147
      Accrued compensation and payroll taxes                                     10,495             1,439             216,940
      Due to MBI                                                                (12,325)            6,441               9,485
      Deferred revenue                                                         (500,000)          500,000
                                                                        ----------------  ----------------    ----------------
           Net cash used for operating activities                            (4,976,945)         (773,644)        (31,648,461)
                                                                        ----------------  ----------------    ----------------

INVESTING ACTIVITIES:
  Short-term investments                                                      4,555,794         3,865,597          (2,470,708)
  Capital expenditures                                                          (28,291)          (41,406)           (570,931)
                                                                        ----------------  ----------------    ----------------
           Net cash provided by (used for) investing activities               4,527,503         3,824,191          (3,041,639)
                                                                        ----------------  ----------------    ----------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                          513,378         1,842,203          39,191,649
  Proceeds from the issuance of convertible notes payable                     6,000,000        13,500,000          19,500,000
  Debt issue costs                                                             (288,519)         (771,351)         (1,059,870)
  Repayment of convertible notes payable                                     (3,341,521)                           (3,341,521)
  Stock issue costs                                                                               (83,495)         (2,913,703)
  Advances for purchase of common stock                                                                               125,000
  Collection of notes receivable for common stock                                                                      14,525
  Proceeds from stockholder loans                                                                                     322,788
  Repayment of stockholder loans                                                                                     (322,788)
  Proceeds from issuance of subordinated notes payable-net
    of issue costs                                                                                                    538,750
  Repayment of subordinated notes payable                                                                            (625,000)
  Payment on technology license fee                                                                                  (958,326)
                                                                        ----------------  ----------------    ----------------
           Net cash provided by financing activities                          2,883,338        14,487,357          50,471,504
                                                                        ----------------  ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,433,896        17,537,904          15,781,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             13,347,508         4,244,575
                                                                        ----------------  ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    15,781,404   $    21,782,479     $    15,781,404
                                                                        ================  ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                         $       784,224                       $       993,763
                                                                        ================                      ================

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and the Company's unaudited Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position as of March 31, 1997 and results of operations for the three and six months ended March 31, 1997 and from August 31, 1988 (Inception) to March 31, 1997. The results of operations for the three and six months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending September 30, 1997.

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

3.   PRIOR YEAR QUARTERLY INFORMATION

     Interest expense, net loss and net loss per share for the three and six months ended March 31, 1996 have been restated from amounts previously disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. This restatement reflects the impact on those amounts of an adjustment made in the fourth fiscal quarter of the year ended September 30, 1996, (as reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996), to record an adjustment to recognize non-cash interest expense associated with the Convertible Notes (See Note 4). The effect of the adjustment on amounts previously disclosed was to increase interest expense and net loss for the three and six months ended by $1,214,630 ($0.04 per share) and $1,390,004 ($0.04 per share), respectively.

4.   CONVERTIBLE NOTES PAYABLE

     Note Issued in February, 1997 - On February 26, 1997, the Company issued a Convertible Note in the amount of $6.0 million (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note accrues interest at an annual rate of 7%, beginning

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

     August 26, 1997 and is due and payable on February 26, 2000 if and to the extent the 1997 Note is not previously converted pursuant to its terms. The Company is recognizing the stated 7% annual interest ratably over the term of the 1997 Note. The 1997 Note is convertible (subject to certain maximum share limitations discussed below) at the option of the holder into shares of Class A Common Stock at a price equal to (i) the Market Price per share, (as defined in the 1997 Note) of the Class A Common Stock on the date of conversion if conversion takes place prior to the 90th day following the date of issue or (ii) 85% of the Market Price per share on the date of conversion, if the conversion takes place after May 26, 1997. Pursuant to the terms of the 1997 Note, the holder is entitled to receive (i) a Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of Class G Stock Purchase Warrants in the event that the Company prepays the 1997 Note. Each Class G Stock Purchase Warrant is exercisable beginning August 26, 1997, or the first date after February 26, 1997 when the trading price of the Class A Common Stock is $6.00 or more, for a period of five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

     The option to convert the 1997 Note at 85% of the average closing bid price of the Class A Common Stock effectively results in the issue of the 1997 Note at an 18% discount. This discount, totaling $1,058,823, was recorded by the Company as equity in connection with the issuance of the 1997 Note (See Note 6). The discount is being amortized as non-cash interest expense during the 90 days prior to the period in which the discount on conversion applies, with a corresponding increase to the principal amount of the 1997 Note. Through March 31, 1997, $400,000 of the discount was amortized as non-cash interest expense on the 1997 Note.

     The $6.0 million principal amount of the 1997 Note is convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment.

     Notes Issued in Fiscal Year 1996 - Between November 1995 and January 1996, the Company issued $13.5 million of Convertible Notes Payable (the "95/96 Notes") as part of a private placement to institutional investors. The $13.5 million original principal amount of the 95/96 Notes was convertible into an aggregate maximum of 5,513,018 shares of Class A Common Stock at the option of the holders, with each individual note limited to a pro-rata amount of such number of shares.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

     From October 1, 1996 through January 10, 1997, the Company issued a total of 2,093,852 shares of Class A Common Stock in connection with the conversion of $2,540,116 of the original principal amount of the 95/96 Notes resulting in an aggregate issuance of 5,513,018 shares of stock to date pursuant to the 95/96 Notes. The Company repaid certain holders of the 95/96 Notes, $1,728,393 on December 19, 1996 and $1,635,810 on January 10,
     1997, representing a total of $2,673,217 of original principal and $690,986 of premium and accrued interest in accordance with the provisions of the 95/96 Notes, thus retiring the entire balance of the principal and interest on the 95/96 Notes. The Company has no further obligation under the 95/96 Notes.

     The conversion of the 95/96 Notes at 80% of the average closing bid price of the Company's Class A Common Stock resulted in the 95/96 Notes being issued at a 25% discount (the "Conversion Discount"). The Company recognized the Conversion Discount as non-cash interest expense over the term of the 95/96 Notes with a corresponding increase to the original principal amount of the 95/96 Notes. Any portion of the Conversion Discount not recognized upon conversion of the Notes was recorded as interest expense on that date. In addition, the stated 7% annual interest was recognized over the term of the 95/96 Notes until the 95/96 Notes were repaid. Through January 10, 1997, a total of $847,781 was recorded as interest expense relating to the 95/96 Notes, including $349,139 relating to the Conversion Discount.

5.   DEBT ISSUE COSTS

     Debt issue costs represent costs related to the issuance of the 1997 Notes and the 95/96 Notes (the "Convertible Notes"). The debt issue costs are amortized over the life of the Convertible Notes, to the extent that the notes are not converted or repaid (See Note 4). To date, the Company has recorded debt issue costs in the amount of $288,519 in connection with the 1997 Note, of which $5,763 was amortized through March 31, 1997. Through January 10, 1997, $289,160 of debt issue costs were amortized and $482,191 were reclassified to stock issue costs in connection with the conversion of the 95/96 Notes into Common Stock. (See Notes 4 & 6)

6.   STOCKHOLDERS' EQUITY

     Between October and January 1997, the Company issued an aggregate of 2,093,582 shares of Class A Common Stock from the conversion of $2,540,116 in the principal amount of the 95/96 Notes. The amount recorded as Stockholders' Equity in connection with these conversions included $635,029 of interest and discount associated with the converted principal and was reduced by $79,923 due to the reclassification of previously recorded debt issue costs (See Note 4).

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.   STOCKHOLDERS' EQUITY (CONTINUED)

     On January 28, 1997, the Company extended the expiration of its Class D Warrants from February 26, 1997 to December 31, 1997. Between January and March, 1997, the Company received proceeds totaling $481,628 from the exercise of 321,085 Class D Warrants.

     In February 1997, the Company recorded equity in the amount of $1,058,823 representing the discount related to the conversion feature on the 1997 Note. (See Note 4).

     During the six months ended March 31, 1997, the Company issued 56,500 stock options for the purchase of shares of Class A Common Stock to non-employees for services rendered. In connection with such issuances, the Company has recorded compensation expense and equity in the amount of $86,167 representing the fair market valuation of the stock options on the date of grant pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation".

7.   NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"). This Statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents if such equivalents are converted into common stock and is calculated in the same manner as fully diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15").

     The Company will be required to adopt the new method of reporting EPS for the year ending September 30, 1997. In this quarterly report on Form 10-Q, the Company has presented its net income (loss) per share under APB No. 15. This presentation is consistent with the Basic EPS method as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, the anticipated results of implementing SFAS No. 128 is not expected to have a material impact on the Company's EPS.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains certain forward-looking statements relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective and current investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, including the matters set forth under the caption "Risk Factors" contained therein as well as factors in this Form 10-Q, which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

         The Company is a development stage company engaged in the research, development and commercialization of innovative pharmaceutical products. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL(R)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to March 31, 1997, the Company incurred a cumulative net loss of $41.4 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

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

         In July and September 1996, the Company initiated two additional Phase 3 clinical trials of LIDAKOL in the United States. The Company estimates that during fiscal 1997, it will incur direct costs for these two studies of approximately $3.0 to $3.5 million. The Company anticipates completion of these studies including data availability, in the summer of 1997.

         The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business and lengthy and expensive regulatory approval processes and from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients, and government agencies and limitations on the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective or toxic during clinical trials, fail to receive the necessary regulatory approvals, be

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

difficult to manufacture on a large scale, be uneconomical to market, or be precluded from commercialization by proprietary rights of third parties, or that the Company may not have sufficient financial resources to complete final development and/or marketing. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

NET LOSSES

         During the three and six months ended March 31, 1997, (the "1997 three and six months"), the Company incurred net losses of $3.9 million and $7.1 million, respectively, compared to net income of $59,000, and net loss of $2.0 million, respectively, during the three and six months ended March 31, 1996 (the "1996 three and six months").

REVENUES

         Total revenues for the 1997 three and six months were $263,000 and $1.0 million, respectively. For the three months ended March 31, 1997, (the "1997 three months"), total revenues consisted of interest and other income of $208,000 and federal research grant income of $55,000. For the six months ended March 31, 1997, (the "1997 six months"), total revenues consisted of license fee/contract research revenue of $500,000, interest and other income of $425,000 and federal research grant income of $112,500. For the three months ended March 31, 1996, (the "1996 three months"), total revenue consisted of license fee/contract research income of $3,000,000, interest and other income of $279,000 and federal research grant income of $11,000. For the six months ended March 31, 1996, (the "1996 six months"), total revenue consisted of license fee/contract research revenue of $3,000,000, interest and other income of $469,000 and federal research grant income of $18,000.

         The decrease in revenues in the 1997 three and six months was due primarily to license fees earned in the 1996 period in connection with certain licensing agreements. Partially offsetting the decreased revenues in the 1997 periods, are increased revenues during the 1997 periods from federal research grants issued by the National Institutes of Health.

EXPENSES

         Research and development expenses for the 1997 three and six months increased to $2.8 million and $5.0 million, respectively, from $1.1 million and $2.6 million in the 1996 three and six months. The increase in expenses during the 1997 three and six months was attributable primarily to increased activities related to the on-going U.S. Phase 3 clinical trials of LIDAKOL. During the 1997 six months, the Company's clinical trial expense increased to $3.0 million, from $1.0 million in the 1996 period.

         General and administrative expenses for the 1997 three months decreased to $734,000 from $902,000 in the 1996 three month period. The decrease in expenses in the 1997 three month period, compared to the 1996 three month period, is due primarily to lower legal fees, decreased costs of the mailing of proxy material to the Company's shareholders, decreased investor relations expenses, and decreases from non-recurring taxes paid in the 1996 period associated with license fees earned in the 1996 period. Also contributing to the

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

decreased expenses in the 1997 period are decreased non-cash expenses in the amount of $55,000 from the amortization of deferred debt issue costs related to the convertible notes payable . See Note 4 to the Financial Statements. Partially offsetting the decreased expenses in the 1997 period are increased expenses in connection with the recording of non-cash compensation expense related to the issuance of stock options to non-employees. See Note 6 to the Financial Statements.

         During the 1997 six months, general and administrative expenses increased to $1.9 million from $1.6 million in the 1996 six month period. The increase in expenses during the 1997 six months, compared to the 1996 six months, is attributable primarily to non-recurring expenses incurred in the 1997 period related to reacquiring from Bristol-Myers Squibb Company the rights to market LIDAKOL in all territories except the U.S., Canada and Mexico. Also contributing to the increased expenses in the 1997 six months are increased non-cash expenses in the amount of $11,000 from the amortization of deferred debt issue costs and increased compensation expense as referenced above. Partially offsetting the increased expenses in the 1997 six months are decreased expenses as noted above.

         Interest expense for the 1997 three and six months decreased to $546,000 and $1.2 million, respectively, from $1.2 million and $1.4 million, respectively, in the 1996 three and six months. Interest expense recorded in these periods consists primarily of the non-cash amortization of the discount on the convertible notes as discussed in Note 4 to the Financial Statements. The decrease in interest expense during the 1997 three and six months is due primarily to lower non-cash expenses associated with amortization of the discount on the convertible notes and lower interest expense due to a lower convertible notes payable balance in the 1997 periods.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through March 31, 1997 was $50.5 million.

         At March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $18.3 million and working capital of $11.3 million, as compared to $20.4 million and $13.8 million, respectively, at September 30, 1996. The decreases in cash, cash equivalents and short-term investments during the 1997 six months is attributable primarily to net cash used to fund operating activities, as discussed below. Also contributing to the decrease in cash, cash equivalents and short-term investments is the repayment of $3.4 million of principal and interest of convertible notes payable, offset by the receipt of $6.0 in principal amount from the issuance of a convertible note in February 1997. See Note 4 to Financial Statements.

         Net cash used by the Company to fund operating activities during the 1997 six months increased to $5.0 million from $774,000 during the 1996 six months. This increase is attributable primarily to increased expenses and decreased revenues during the 1997 period as discussed in "Results of Operations". During the 1997 period, net cash used to fund operating activities included $500,000 attributable to the recognition of revenue which was received and recorded as deferred revenue in the 1996 period. See "Results of Operations, Revenues". In addition, $28,000 of cash was used for capital expenditures during the period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

         As discussed above, the results of the clinical studies reported in 1996 of the Company's most developed drug candidate, LIDAKOL, do not support the filing of an NDA at this time. The Company is conducting two additional clinical studies to prove the efficacy of LIDAKOL versus an alternative placebo which, if successful, would enable it to file an NDA. Through March 31, 1997, the Company has recorded expenses of approximately $3.0 million in connection with these trials. The Company estimates it will incur additional direct costs for these two additional clinical studies of approximately $250,000 to $500,000 during fiscal 1997.

         Future clinical trial expenses notwithstanding, the Company anticipates that, on average, cash requirements to fund the operating activities for the remainder of the fiscal year ending September 30, 1997 will be consistent with, and similar to, the expenditures of the six months ended March 31, 1997, due to the fact that certain of the clinical trial expenses incurred in the 1997 six months will be paid in the subsequent period. The Company estimates its current cash, cash equivalents and short-term investments will be sufficient to fund operating activities for at least the next 12 months.

         On February 26, 1997, the Company issued a Convertible Note Payable in the amount of $6.0 million as part of a private placement to an institutional investor, (the "1997 Note"). The 1997 Note is convertible at the option of the holder into shares of Class A Common Stock at a price equal to (i) the Market Price per share, (as defined in the 1997 Note), of the Class A Common Stock on the date of conversion, if conversion takes place prior to the 90th day following the date of issue or (ii) 85% of the Market Price per share on the date of conversion, if the conversion takes place after May 26, 1997, provided, however, that in no event can the total shares issued from the conversion of the 1997 Note be more than 7,257,465. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. See Note 4 to the Financial Statements.

         Between November 1995 and January 1996, the Company issued a total of $13.5 million of convertible notes as part of a private placement to institutional investors. The Company has no further obligations under these notes. See Note 4 to the Financial Statements.

         The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds may not be sufficient to permit the Company to successfully complete development or commercialize any of its proposed pharmaceutical products. Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture and package finished product and obtain regulatory approvals to market its products. There can be no assurance that the Company can successfully obtain such additional capital, or enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27.1         Financial Statement Data Schedule

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

         Report on Form 8-K filed on January 15, 1997 - reporting the issuance of 1,338 shares of the Company's Class A Common Stock in connection with the conversion of $2,322 in principal amount of Convertible Note, and the repayment of $1,635,810 representing $1,297,678 of original principal, and $338,132 of premium and accrued interest to the noteholders pursuant to the terms of the convertible note.

         Report on Form 8-K filed on February 11, 1997 - reporting the extension of the expiration date of the Company's Class D Warrants from February 26, 1997 to December 31, 1997.

         Report on Form 8-K filed on March 10, 1997 - reporting the completion of a $6.0 million private financing of a three-year Convertible Note to an institutional investor.

         Report on Form 8-K filed on March 24, 1997 - reporting preliminary results of a clinical trial using LIDAKOL(R)as a topical treatment for Kaposi's Sarcoma.

         Report on Form 8-K filed on March 24, 1997 - reporting the appointment of James E. Berg to the position of Vice President of Clinical Affairs and Product Development, and the Company's drug development highlights as presented at the Company's Annual Meeting of Shareholders.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIDAK Pharmaceuticals

Date:  May 15, 1997                   By:/s/David H. Katz
                                         ---------------------------------------
                                         David H. Katz, M.D., President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)
                                         (Principal Executive Officer
                                         and Principal Financial and
                                         Accounting Officer)