Form 10-Q/A
period 1997-03-31
LIDAK PHARMACEUTICALS
filed 1997-06-05
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held March 15, 1997, the Company's shareholders re-elected four directors of the Company to hold office until the 1999 Annual Meeting of Shareholders, and approved the following proposals:

1) To amend the Company's 1994 Stock Option Plan to provide for an increase in the number of shares of Common Stock authorized for issuance under such plan from 1,350,000 to 2,000,000.

    There were cast 29,494,985 votes in favor of this proposal, 2,812,722 votes against this proposal, 322,311 votes abstained and 5,071,790 unvoted votes.

2) To ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 1997.

    There were cast 35,632,215 votes in favor of this proposal, 163,234 votes against this proposal, 187,998 votes abstained, and 1,718,361 unvoted votes.


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


                                         LIDAK Pharmaceuticals


Date:  June 5, 1997                   By: /s/ David H. Katz
                                         ---------------------------------------
                                         David H. Katz, M.D., President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)
                                         (Principal Executive Officer
                                         and Principal Financial and
                                         Accounting Officer)