Form 10-Q
period 1997-06-30
LIDAK PHARMACEUTICALS
filed 1997-08-13
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended JUNE 30, 1997                  Commission File No. 0-18734


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

                                 Yes [ x ] No[ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          Class                          Outstanding at August 8, 1997

Class A common stock, no par value                 37,694,442
Class B common stock, no par value                    283,000

                                    FORM 10-Q

                       For the quarter ended June 30, 1997

                                      Index


PART I.              FINANCIAL INFORMATION                                                           Page

Item 1.              Financial Statements

                     Balance Sheets at June 30, 1997 and September 30, 1996............................3

                     Statements of Operations for the three and nine month
                     periods ended June 30, 1997 and 1996 and for the period
                     from August 31, 1988 (inception) to June 30, 1997.................................4

                     Statements of Stockholders' Equity (Deficit) from August
                     31, 1988 (inception) to June 30, 1997.............................................5

                     Statements of Cash Flows for the nine month periods ended
                     June 30, 1997 and 1996 and for the period
                     from August 31, 1988 (inception) to June 30, 1997.................................10

                     Notes to Financial Statements.....................................................11

Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...............................................15

PART II.             OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K..................................................19

SIGNATURES           ..................................................................................20

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)



BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                  JUNE 30,      SEPTEMBER 30,
                                                                                    1997            1996

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 14,727,009     $ 13,347,508
  Short-term investments                                                           1,100,101        7,026,502
  Interest receivable                                                                121,876          338,403
  Prepaid and other                                                                   97,962          825,924
                                                                                ------------     ------------

        Total current assets                                                      16,046,948       21,538,337

PROPERTY - at cost (less accumulated depreciation of $345,476 and $266,668)          233,481          275,972

PATENT COSTS (less accumulated amortization of $60,514 and $39,654)                  584,586          581,770

DEBT ISSUE COSTS                                                                     243,473          185,015

OTHER ASSETS                                                                         265,785          265,785
                                                                                ------------     ------------
TOTAL                                                                           $ 17,374,273     $ 22,846,879
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Convertible notes payable                                                     $  5,488,589     $  5,721,087
  Accounts payable                                                                   651,765        1,329,418
  Accrued compensation and payroll taxes                                             267,646          206,445
  Due to MBI                                                                          46,097           21,810
  Deferred revenue                                                                                    500,000
                                                                                ------------     ------------
        Total current liabilities                                                  6,454,097        7,778,760
                                                                                ------------     ------------

COMMITMENTS - (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      36,873,300 and 34,054,022 shares issued and outstanding                    54,467,826       49,216,569
    Class B - 510,000 shares authorized; 283,000 shares
      issued and outstanding (convertible to Class A Common Stock)                   147,748          147,748
  Deficit accumulated during the development stage                               (43,695,398)     (34,296,198)
                                                                                ------------     ------------
        Total stockholders' equity                                                10,920,176       15,068,119
                                                                                ------------     ------------
TOTAL                                                                           $ 17,374,273     $ 22,846,879
                                                                                ============     ============


                       See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                             AUGUST 31, 1988
                                                THREE MONTHS ENDED                NINE MONTHS ENDED          (INCEPTION) TO
                                                      JUNE 30,                         JUNE 30,                 JUNE 30,
                                            -----------------------------     ---------------------------
                                                1997             1996            1997            1996             1997
REVENUES:

  License fees/Contract research                                              $   500,000     $ 3,000,000     $  4,482,625
  Federal research grants                   $      7,869     $     25,168         120,369          43,000          919,146
  Interest and other                             243,669          306,050         668,725         775,421        3,888,339
                                            ------------     ------------     -----------     -----------     ------------

    Total revenues                               251,538          331,218       1,289,094       3,818,421        9,290,110
                                            ------------     ------------     -----------     -----------     ------------
EXPENSES:

  Resarch and development                      1,299,578          920,336       6,326,120       3,477,105       30,714,929
  General and administrative                     520,405          636,654       2,391,649       2,188,506       16,667,991
  Cost of contract research                                                                                        533,270
  Interest                                       745,601        1,115,124       1,970,525       2,505,128        5,069,318
                                            ------------     ------------     -----------     -----------     ------------

    Total expenses                             2,565,584        2,672,114      10,688,294       8,170,739       52,985,508
                                            ------------     ------------     -----------     -----------     ------------

NET LOSS                                    $ (2,314,046)    $ (2,340,896)    $(9,399,200)    $(4,352,318)    $(43,695,398)
                                            ============     ============     ===========     ===========     ============

NET LOSS PER SHARE                          $      (0.06)    $      (0.07)    $     (0.26)    $     (0.14)
                                            ============     ============     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          36,854,063       32,488,397      36,286,375      31,358,952
                                            ============     ============     ===========     ===========


                       See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1997
--------------------------------------------------------------------------------





                                                               CONVERTIBLE PREFERRED STOCK                          COMMON STOCK
                                                     -------------------------------------------------      -----------------------
                                                           SERIES A                     SERIES B                     CLASS A
                                                     ----------------------    -----------------------      -----------------------
                                                      SHARES        AMOUNT      SHARES         AMOUNT          SHARES      AMOUNT
                                                     -------        ------      ------         ------          ------      ------

      BALANCE, AUGUST 31, 1988 (INCEPTION)

      Issuance of common stock for notes
        receivable and cash in September 1988
        at $.0125 per share
      Issuance of preferred stock in October
        1988 for license and other rights            2,000,000     $  1
      Issuance of common stock for cash in
        October 1988 at $.05 per share
      Issuance of common stock for cash in
        January 1989 at $.05 per share
      Issuance of stock options effective in
        August 1989 to purchase 600,000 shares
        of Class B common stock at $.0125
        per share (with an estimated fair market
        value of $.05 per share)
      Issuance of common stock for cash in
        September 1989 at $.0125 per share
        (with an estimated fair market value
        of $.05 per share)
      Collection on notes receivable
      Net loss
                                                     -------        ------      ------         ------          ------      ------

      BALANCE, SEPTEMBER 30, 1989                    2,000,000        1

      Conversion of advances to common stock in
        October 1989 at $.50 per share
      Issuance of common stock for cash in May
        1990 at $1.00 per share (net of stock
        issue costs totaling $1,033,280)                                                                    5,000,000   $ 3,966,820
      Issuance of common stock for cash in June
        1990 at $1.00 per share (net of stock
        issue costs totaling $97,500)                                                                         750,000       652,500
      Exercise of stock options in July and
        August 1990 at $.50 per share
      Forgiveness of compensation obligation
      Collection on notes receivable
      Net loss
                                                     ---------     -------       -------     ----------    ---------     ----------

      BALANCE, SEPTEMBER 30, 1990                    2,000,000        1                                    5,750,000      4,619,320



                                                          COMMON STOCK             DEFICIT
                                                    ------------------------     ACCUMULATED        NOTES
                                                            CLASS B              DURING THE       RECEIVABLE
                                                    ------------------------     DEVELOPMENT         FROM
                                                     SHARES          AMOUNT         STAGE        STOCKHOLDERS      TOTAL
                                                    ---------       --------      ----------     --------       ----------

      BALANCE, AUGUST 31, 1988 (INCEPTION)

      Issuance of common stock for notes
        receivable and cash in September 1988
        at $.0125 per share                         4,235,000       $ 52,937                     $(14,525)      $   38,412
      Issuance of preferred stock in October
        1988 for license and other rights                                                                                1
      Issuance of common stock for cash in
        October 1988 at $.05 per share                 80,000          4,000                                         4,000
      Issuance of common stock for cash in
        January 1989 at $.05 per share                 80,000          4,000                                         4,000
      Issuance of stock options effective in
        August 1989 to purchase 600,000 shares
        of Class B common stock at $.0125
        per share (with an estimated fair market
        value of $.05 per share)                                      22,500                                        22,500
      Issuance of common stock for cash in
        September 1989 at $.0125 per share
        (with an estimated fair market value
        of $.05 per share)                            400,000         20,000                                        20,000
      Collection on notes receivable                                                                1,635            1,635
      Net loss                                                                    $(409,718)                      (409,718)
                                                    ---------       --------      ---------      --------       ----------

      BALANCE, SEPTEMBER 30, 1989                   4,795,000        103,437       (409,718)      (12,890)        (319,170)

      Conversion of advances to common stock in
        October 1989 at $.50 per share                250,000        125,000                                       125,000
      Issuance of common stock for cash in May
        1990 at $1.00 per share (net of stock
        issue costs totaling $1,033,280)                                                                         3,966,820
      Issuance of common stock for cash in June
        1990 at $1.00 per share (net of stock
        issue costs totaling $97,500)                                                                              652,500
      Exercise of stock options in July and
        August 1990 at $.50 per share                  21,500         10,750                                        10,750
      Forgiveness of compensation obligation                          66,923                                        66,923
      Collection on notes receivable                                                               12,890           12,890
      Net loss                                                                    (2,319,231)                   (2,319,231)
                                                    ---------       --------      ----------     --------       ----------

      BALANCE, SEPTEMBER 30, 1990                   5,066,500        306,110      (2,728,949)           -        2,196,482



                                                                (Continued) - 1.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1997
--------------------------------------------------------------------------------




                                                               CONVERTIBLE PREFERRED STOCK                       COMMON STOCK
                                                    ---------------------------------------------------     -----------------------
                                                           SERIES A                     SERIES B                     CLASS A
                                                    ------------------------   ------------------------     -----------------------
                                                      SHARES        AMOUNT      SHARES         AMOUNT        SHARES        AMOUNT
                                                      ------        ------      ------         ------        ------        ------

      BALANCE, SEPTEMBER 30, 1990                   2,000,000        $1                                     5,750,000   $ 4,619,320

      Exercise of stock options in
        November 1990 at $.50 per share
      Issuance of preferred stock in
        July 1991 for cash (net of stock
        issue costs totaling $130,339)                                           960,003      $ 769,670
      Conversion of common stock                                                                              115,000         5,750
      Net loss
                                             ----------------        -----     ---------      ---------    ----------    ----------

      BALANCE, SEPTEMBER 30, 1991                   2,000,000         1          960,003        769,670     5,865,000     4,625,070

      Issuance of preferred stock in
        February 1992 for cash
        (net of stock issue costs
        totaling $428,605)                                                     4,266,680      3,571,395
      Exercise of stock options in
        March 1992 at $.50 per share
      Exercise of Class A warrants
        in May 1992 at $1.50 per share
        for cash (net of stock issue
        costs totaling $317,930)                                                                            5,650,200     8,157,370
      Conversion of common stock                                                                              395,000         6,250
      Net loss
                                             ----------------        -----     ---------      ---------    ----------   -----------

      BALANCE, SEPTEMBER 30, 1992                   2,000,000         1        5,226,683      4,341,065    11,910,200    12,788,690

      Exercise of Unit Purchase
         Options between October
        1992 and September 1993 for cash                                                                      793,645       600,010
      Exercise of Class A Warrants
        between October 1992
        and September 1993 at $.9450 per
        share for cash                                                                                        793,645       749,995
      Exercise of Class B Warrants
        between October 1992
        and September 1993 at $2.25 per
        share for cash
        (net of stock issue costs
        totaling $8,720)                                                                                       96,897       209,298
      Exercise of Class C Warrants
        between October 1992
        and September 1993 at $1.00
        per share for cash
        (net of stock issue costs
        totaling $4,122)                                                                                      103,050        98,928
      Exercise of Class D Warrants
        between October 1992
        and September 1993 at $1.50 per
        share for cash
        (net of stock issue costs
        totaling $42,125)                                                                                     836,335     1,212,376
      Exercise of Class E Warrants
        between October 1992
        and September 1993 at $.20
        per share for cash                                                                                    315,000        63,000
      Exercise of Class F Warrants
        between October 1992
        and September 1993 at $100,000
        per warrant for
        cash                                                                     320,000        300,000



                                               COMMON STOCK            DEFICIT
                                         ----------------------      ACCUMULATED         NOTES
                                                 CLASS B              DURING THE       RECEIVABLE
                                         ----------------------       DEVELOPMENT         FROM
                                             SHARES     AMOUNT           STAGE        STOCKHOLDERS       TOTAL
                                             ------     ------           -----        ------------       -----



      BALANCE, SEPTEMBER 30, 1990          5,066,500    $306,110      $(2,728,949)         -         $2,196,482

      Exercise of stock options in
        November 1990 at $.50 per share        2,000       1,000                                          1,000
      Issuance of preferred stock in
        July 1991 for cash (net of
        stock issue costs
        totaling $130,339)                                                                              769,670
      Conversion of common stock           (115,000)     (5,750)
      Net loss                                                         (1,949,588)                   (1,949,588)
                                           -------      -------       -----------        ---         ----------

      BALANCE, SEPTEMBER 30, 1991          4,953,500    301,360        (4,678,537)         -          1,017,564

      Issuance of preferred stock in
        February 1992 for cash (net
        of stock issue costs
        totaling $428,605)                                                                            3,571,395
      Exercise of stock options in
        March 1992 at $.50 per share         119,000     59,500                                          59,500
      Exercise of Class A warrants
        in May 1992 at $1.50 per share
        for cash (net of stock issue
        costs totaling $317,930)                                                                      8,157,370
      Conversion of common stock            (395,000)    (6,250)
      Net loss                                                         (2,361,855)                   (2,361,855)
                                           -------      -------        ----------        ---         ----------

      BALANCE, SEPTEMBER 30, 1992          4,677,500    354,610        (7,040,392)           -       10,443,974

      Exercise of Unit Purchase
         Options between October
        1992 and September 1993 for cash                                                                600,010
      Exercise of Class A Warrants
        between October 1992
        and September 1993 at $.9450 per
        share for cash                                                                                  749,995
      Exercise of Class B Warrants
        between October 1992
        and September 1993 at $2.25 per
        share for cash
        (net of stock issue costs
        totaling $8,720)                                                                                209,298
      Exercise of Class C Warrants
        between October 1992
        and September 1993 at $1.00
        per share for cash
        (net of stock issue costs
        totaling $4,122)                                                                                 98,928
      Exercise of Class D Warrants
        between October 1992
        and September 1993 at $1.50 per
        share for cash
        (net of stock issue costs
        totaling $42,125)                                                                             1,212,376
      Exercise of Class E Warrants
        between October 1992
        and September 1993 at $.20
        per share for cash                                                                               63,000
      Exercise of Class F Warrants
        between October 1992
        and September 1993 at $100,000
        per warrant for
        cash                                                                                            300,000

                                                                (Continued) - 2.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1997
--------------------------------------------------------------------------------




                                                               CONVERTIBLE PREFERRED STOCK                      COMMON STOCK
                                                    ---------------------------------------------------     -----------------------
                                                           SERIES A                     SERIES B                     CLASS A
                                                    ------------------------   ------------------------     -----------------------
                                                      SHARES        AMOUNT      SHARES         AMOUNT        SHARES        AMOUNT
                                                      ------        ------      ------         ------        ------        ------

      Exercise of Preferred Stock Units
        between October 1992
        and September 1993 for cash                                               96,000      $  90,000
      Exercise of stock options in
        August 1993 and
        September 1993 at exercise
        prices ranging from
        $0.81 to $1.53 per share                                                                               27,480   $    37,480
      Compensation expense related to
        stock options granted at an
        exercise price below fair market value                                                                              163,333
      Cancellation of Series A
        Preferred and Class B
        Common Stock in July 1993                  (1,500,000)                                                               28,003
      Issuance of Class A Common
         Stock in July 1993 in
         connection with amendment
         to a license agreement                                                                             1,500,000     2,670,000
      Conversion of preferred
         and common stock                            (100,000)                (5,642,653)     (4,731,065)   6,040,653     4,790,121
      Cancellation of partial shares                                                 (30)
      Net loss
                                               --------------        ------    ----------     ---------    ----------    ----------

      BALANCE, SEPTEMBER 30, 1993                     400,000           $ 1            -              -    22,416,905    23,411,234
      Exercise of non-redeemable
        Class B Warrants in
        April 1994 at $1.4175 per
        share for cash                                                                                         17,202        24,384
      Exercise of redeemable Class B
        Warrants between
        October 1993 and June 1994
        at $2.25 per share for
        cash (net of stock issue costs
        totaling $541,340)                                                                                  4,312,060     9,160,795
      Exercise of Class C Warrants
        between October 1993
        and September 1994 at $1.00
        per share for cash
        (net of commissions
        totaling $4,414)                                                                                      106,340       101,926
      Exercise of Class D Warrants
        between October 1993
        and September 1994 at $1.50
        per share for cash
        (net of commissions
        totaling $2,875)                                                                                       78,335       114,627
      Exercise of Class F Warrants
        between October 1993
        and November 1993 at $100,000
        per warrant for cash                                                      106,666        100,000
      Exercise of stock options
        between October 1993 and
        September 1994 at exercise
        prices ranging from
        $0.50 to $2.4375 per share                                                                            113,267       156,048
      Compensation expense related
        to stock options granted
        at an exercise price below fair
        market value                                                                                                        245,000
      Issuance of Class A Common Stock
        in connection with
        Stock Purchase Agreement in
        September 1994 (net
        of issue costs of $192,215)                                                                           522,449     1,807,785
      Conversion of preferred and
        common stock                                 (400,000)         (1)      (106,666)      (100,000)      653,416       113,911
      Cancellation of Class A Common
        and Class B Common
        Stock between January 1994
        and May 1994                                                                                          (70,000)       20,794
      Cancellation of partial shares                                                                              (3)
      Net loss
                                               --------------        ------    ----------     ---------    ----------    ----------

      BALANCE, SEPTEMBER 30, 1994                          --          --              --            --    28,149,971    35,156,504
                                               --------------        ------    ----------     ---------    ----------    ----------




                                                      COMMON STOCK             DEFICIT
                                                 ----------------------      ACCUMULATED         NOTES
                                                        CLASS B               DURING THE      RECEIVABLE
                                                 ----------------------      DEVELOPMENT         FROM
                                                    SHARES      AMOUNT          STAGE        STOCKHOLDERS      TOTAL
                                                 ------------  ---------     ------------    ------------   ----------

      Exercise of Preferred Stock Units
        between October 1992
        and September 1993 for cash                                                                         $   90,000
      Exercise of stock options in
        August 1993 and
        September 1993 at exercise
        prices ranging from
        $0.81 to $1.53 per share                                                                                37,480
      Compensation expense related to
        stock options granted at an
        exercise price below fair market value                                                                 163,333
      Cancellation of Series A
        Preferred and Class B
        Common Stock in July 1993                (2,240,250)   $ (28,003)
      Issuance of Class A Common
         Stock in July 1993 in
         connection with amendment
         to a license agreement                                                                              2,670,000
      Conversion of preferred
         and common stock                          (298,000)     (59,056)
      Cancellation of partial shares
      Net loss                                                               $ (6,139,223)                  (6,139,223)
                                                 ------------  ---------     ------------    ------------   ----------

      BALANCE, SEPTEMBER 30, 1993                 2,139,250      267,551      (13,179,615)           -      10,499,171
      Exercise of non-redeemable
        Class B Warrants in
        April 1994 at $1.4175 per
        share for cash                                                                                          24,384
      Exercise of redeemable Class B
        Warrants between
        October 1993 and June 1994
        at $2.25 per share for
        cash (net of stock issue costs
        totaling $541,340)                                                                                   9,160,795
      Exercise of Class C Warrants
        between October 1993
        and September 1994 at $1.00
        per share for cash
        (net of commissions
        totaling $4,414)                                                                                       101,926
      Exercise of Class D Warrants
        between October 1993
        and September 1994 at $1.50
        per share for cash
        (net of commissions
        totaling $2,875)                                                                                       114,627
      Exercise of Class F Warrants
        between October 1993
        and November 1993 at $100,000
        per warrant for cash                                                                                   100,000
      Exercise of stock options
        between October 1993 and
        September 1994 at exercise
        prices ranging from
        $0.50 to $2.4375 per share                                                                             156,048
      Compensation expense related
        to stock options granted
        at an exercise price below fair
        market value                                                                                           245,000
      Issuance of Class A Common Stock
        in connection with
        Stock Purchase Agreement in
        September 1994 (net
        of issue costs of $192,215)                                                                          1,807,785
      Conversion of preferred and
        common stock                               (146,750)     (13,910)
      Cancellation of Class A Common
        and Class B Common
        Stock between January 1994
        and May 1994                             (1,546,500)     (20,794)
      Cancellation of partial shares
      Net loss                                                                 (4,813,341)                  (4,813,341)
                                                 -----------   ----------    ------------    ------------   ----------

      BALANCE, SEPTEMBER 30, 1994                   446,000       232,847     (17,992,956)             --   17,396,395
                                                 -----------   ----------    ------------    ------------   ----------

                                                          (CONTINUED) - 3


Lidak PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1997





                                                               CONVERTIBLE PREFERRED STOCK                             COMMON STOCK
                                                      -------------------------------------------------     -----------------------
                                                           SERIES A                     SERIES B                     CLASS A
                                                      ----------------------   ------------------------     -----------------------
                                                      SHARES        AMOUNT      SHARES         AMOUNT        SHARES        AMOUNT
                                                      ------        ------      ------         ------        ------        ------
      OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
      Exercise of non-redeemable Class B
        Warrants in January and February, 1995
        at $1.4175 per share for cash                                                                          97,202       137,783
      Exercise of Class C Warrants between
        October, 1994 and June, 1995 at $1.00
        per share for cash (net of commissions
        totaling $26,743)                                                                                     415,600       388,857
      Exercise of Class D Warrants between
        April, 1995 and September, 1995 at $1.50
        per share for cash                                                                                    153,335       230,003
      Exercise of Class E Warrants in April
        and August, 1995 at $0.20 per share
        for cash                                                                                               85,000        17,000
      Exercise of stock options between
        October, 1994 and September, 1995
        at exercise prices ranging from $0.50
        per share to $3.56 per share                                                                          842,956     1,121,771
      Compensation expense related to
        stock options granted at an exercise
        price below fair market value                                                                                       129,792
      Conversion of common stock                                                                              103,000        53,774
      Net loss
                                                      ------        ------      ------          ------     ----------   -----------
      BALANCE, SEPTEMBER 30, 1995                        --            --          --              --      29,847,064    37,235,484
                                                      ------        ------      ------          ------     ----------   -----------



      OCTOBER 1, 1995 TO SEPTEMBER 30, 1996
      Exercise of Class D Warrants
        between October, 1995 and September,
        1996 at $1.50 per share for cash                                                                       78,334       117,500
      Exercise of Class E Warrants in
        March, 1996 at $0.20 per share
        for cash                                                                                               25,000         5,000
      Issuance of Class A Common Stock
        in connection with Stock Purchase
        Agreement in November 1995 (net
        of issue costs of $83,495)                                                                            481,651     1,416,505
      Conversion of Convertible Notes to
        Class A Common Stock between
        February and September, 1996
        (including interest and discount
        applied of $2,263,276 and net of
        issue costs of $402,268)                                                                            3,419,166    10,147,676
       Exercise of stock options
        between October, 1995
        and September, 1996 at
        exercise prices ranging
        from $0.50 per share
        to $3.56 per share                                                                                    142,807       263,079
      Conversion of common stock                                                                               60,000        31,325
      Net loss
                                                      ------        ------      ------          ------     ----------   -----------
      BALANCE, SEPTEMBER 30, 1996                        --            --          --              --      34,054,022   $49,216,569
                                                      ======        ======      ======          ======     ==========   ===========



                                                           COMMON STOCK            DEFICIT
                                                        ------------------       ACCUMULATED        NOTES
                                                            CLASS B               DURING THE      RECEIVABLE
                                                        ------------------       DEVELOPMENT         FROM
                                                        SHARES     AMOUNT           STAGE        STOCKHOLDERS       TOTAL
                                                        ------     ------           -----        ------------       -----
      OCTOBER 1, 1994 TO SEPTEMBER 30, 1995
        Exercise of non-redeemable Class B
        Warrants in January and February, 1995
        at $1.4175 per share for cash                                                                             137,783
      Exercise of Class C Warrants between
        October, 1994 and June, 1995 at $1.00
        per share for cash (net of commissions
        totaling $26,743)                                                                                         388,857
      Exercise of Class D Warrants between
        April, 1995 and September, 1995 at $1.50 per
        share for cash                                                                                            230,003
      Exercise of Class E Warrants in April
        and August, 1995 at $0.20 per share for cash                                                               17,000
      Exercise of stock options between
        October, 1994 and September, 1995
        at exercise prices ranging
        from $0.50 per share to $3.56
        per share                                                                                               1,121,771
      Compensation expense related to
        stock options granted at an
        exercise price below fair market
        value                                                                                                     129,792
      Conversion of common stock                       (103,000)   (53,774)
      Net loss                                                                  (10,173,001)                  (10,173,001)
                                                       --------   --------     ------------      -----------  -----------
      BALANCE, SEPTEMBER 30, 1995                       343,000    179,073      (28,165,957)             --     9,248,600
                                                       --------   --------     ------------      -----------  -----------






      OCTOBER 1, 1995 TO SEPTEMBER 30, 1996
      Exercise of Class D Warrants
        between October, 1995
        and September, 1996 at $1.50
        per share for cash                                                                                        117,500
      Exercise of Class E Warrants in
        March, 1996 at $0.20 per share
        for cash                                                                                                    5,000
      Issuance of Class A Common
        Stock in connection with
        Stock Purchase Agreement in
        November 1995 (net of issue
         costs of $83,495)                                                                         1,416,505
         1,807,785
      Conversion of Convertible
        Notes to Class A Common
        Stock between February
        and September, 1996 (including
        interest and discount applied of
        $2,263,276 and net of
        issue costs of $402,268)                                                                               10,147,676
       Exercise of stock options
        between October, 1995
        and September, 1996 at
        exercise prices ranging
        from $0.50 per share
        to $3.56 per share                                                                                        263,079
      Conversion of common stock                        (60,000)   (31,325)
      Net loss                                                                   (6,130,241)                   (6,130,241)
                                                       --------   --------     ------------      -----------  -----------
      BALANCE, SEPTEMBER 30, 1996                       283,000   $147,748     $(34,296,198)             --   $15,068,119
                                                       ========   ========     ============      ===========  ===========


                                                                (Continued) - 4.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1997




                                                               CONVERTIBLE PREFERRED STOCK
                                                      -------------------------------------------------
                                                           SERIES A                  SERIES B
                                                      ----------------------   ------------------------
                                                       SHARES       AMOUNT       SHARES        AMOUNT
                                                      --------     ---------   ---------     ----------
OCTOBER 1, 1996 TO JUNE 30, 1997
  (Unaudited)
Exercise of Class D Warrants
  between January and
  June, 1997 at $1.50 per share
  for cash
Exercise of Class E Warrants in
  October, 1996
  at $0.20 per share for cash
Conversion of Convertible Notes
  to Class A Common Stock
  between October,
  1996 and January, 1997 (including
  interest and discount applied of
  $635,029 and net of issue costs
  of $79,922)
Exercise of stock options between
  October, 1996
  and June, 1997 at exercise
  prices ranging
  from $0.9375 per share to $1.0625
  per share
Compensation expense related to
  valuation of
  stock options granted to
  non-employees between
  October 1996 and March 1997
Discount on Convertible Notes issued
  in February, 1997
Conversion of Convertible Note
  to Class A Common Stock in
  June, 1997 (including interest
  of $9,721 and net of
  issue costs of $23,463)
Net loss
                                                     ----------   ----------   ---------      ---------

BALANCE, JUNE 30, 1997                                     -            -           -              -
                                                     ==========   ==========   =========      =========


                                                                COMMON STOCK                   DEFICIT
                                              --------------------------------------------   ACCUMULATED        NOTES
                                                    CLASS A                 CLASS B          DURING THE      RECEIVABLE
                                              ----------------------     -----------------   DEVELOPMENT        FROM
                                               SHARES      AMOUNT        SHARES    AMOUNT       STAGE       STOCKHOLDERS   TOTAL
                                              --------   -----------     ------    ------       -----       ------------ ---------
OCTOBER 1, 1996 TO JUNE 30, 1997
  (Unaudited)
Exercise of Class D Warrants
  between January and
  June, 1997 at $1.50 per share
  for cash                                      321,085  $   481,628                                                     $ 481,628
Exercise of Class E Warrants in
  October, 1996
  at $0.20 per share for cash                    75,000       15,000                                                        15,000
Conversion of Convertible Notes
  to Class A Common Stock
  between October,
  1996 and January, 1997 (including
  interest and discount applied of
  $635,029 and net of issue costs
  of $79,922)                                 2,093,852    3,095,221                                                     3,095,221
Exercise of stock options between
  October, 1996
  and June, 1997 at exercise
  prices ranging
  from $0.9375 per share to $1.0625
  per share                                      16,800       16,750                                                        16,750
Compensation expense related to
  valuation of
  stock options granted to
  non-employees between
  October 1996 and March 1997                                 86,167                                                        86,167
Discount on Convertible Notes issued
  in February, 1997                                        1,058,823                                                     1,058,823
Conversion of Convertible Note
  to Class A Common Stock in
  June, 1997 (including interest
  of $9,721 and net of
  issue costs of $23,463)                       312,541      497,666                                                       497,666
Net loss                                                                                       (9,399,200)              (9,399,200)
                                             ----------  -----------    --------   --------  ------------   --------    ----------

BALANCE, JUNE 30, 1997                       36,873,300  $54,467,826     283,000   $147,748  $(43,695,398)      -       10,920,176
                                             ==========  ===========    ========   ========  ============   ========    ==========

See notes to financial statements                                  (Concluded-5)

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                        NINE MONTHS ENDED       AUGUST 31, 1988
                                                                                             JUNE 30,           (INCEPTION) TO
                                                                                 ----------------------------       JUNE 30,
                                                                                     1997            1996            1997
OPERATING ACTIVITIES:
  Net loss                                                                       $ (9,399,200)  $  (4,352,318)   $ (43,695,398)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Technology license fee                                                                                           3,545,713
    Depreciation and amortization                                                     236,226         239,504          833,109
    Non-cash interest expense                                                       1,841,778       2,473,344        4,612,808
    Compensation paid with common stock and stock options                              86,167                          661,792
    Compensation forgiven by stockholder                                                                                66,923
    Imputed interest under technology license fees                                                                      82,613
    Changes in assets and liabilities:
      Interest receivable                                                             216,527        (269,319)        (121,876)
      Prepaid and other                                                               727,962          55,300         (363,747)
      Patent costs                                                                     (3,676)        (93,601)        (625,100)
      Organizational costs                                                                                             (20,242)
      Accounts payable                                                               (677,653)     (1,178,507)         651,765
      Accrued compensation and payroll taxes                                           61,201          87,626          267,646
      Due to MBI                                                                       24,287           1,629           46,097
      Deferred revenue                                                               (500,000)        500,000
                                                                                 ------------   -------------    -------------
        Net cash used for operating activities                                     (7,386,381)     (2,536,342)     (34,057,897)
                                                                                 ------------   -------------    -------------
INVESTING ACTIVITIES:
  Short-term investments                                                            5,926,401     (12,919,607)      (1,100,101)
  Capital expenditures                                                                (36,317)        (49,488)        (578,957)
                                                                                 ------------   -------------    -------------
        Net cash provided by (used for) investing activities                        5,890,084     (12,969,095)      (1,679,058)
                                                                                 ------------   -------------    -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                                513,378       1,885,579       39,191,649
  Proceeds from the issuance of convertible notes payable                           6,000,000      13,500,000       19,500,000
  Debt issue costs                                                                   (296,059)       (771,351)      (1,067,410)
  Repayment of convertible notes payable                                           (3,341,521)                      (3,341,521)
  Stock issue costs                                                                                   (83,495)      (2,913,703)
  Advances for purchase of common stock                                                                                125,000
  Collection of notes receivable for common stock                                                                       14,525
  Proceeds from stockholder loans                                                                                      322,788
  Repayment of stockholder loans                                                                                      (322,788)
  Proceeds from issuance of subordinated notes payable-net of issue costs                                              538,750
  Repayment of subordinated notes payable                                                                             (625,000)
  Payment on technology license fee                                                                                   (958,326)
                                                                                 ------------   -------------    -------------
        Net cash provided by financing activities                                   2,875,798      14,530,733       50,463,964
                                                                                 ------------   -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,379,501        (974,704)      14,727,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   13,347,508       4,244,575
                                                                                 ------------   -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 14,727,009   $   3,269,871    $  14,727,009
                                                                                 ============   =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                                           0
  Interest paid                                                                  $    784,224                    $     993,763
                                                                                 ============   =============    =============

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and the Company's unaudited Quarterly Reports on Form 10-Q for the quarters ended December 31, 1996 and March 31, 1997. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position as of June 30, 1997 and results of operations for the three and nine months ended June 30, 1997 and from August 31, 1988 (Inception) to June 30, 1997. The results of operations for the three and nine months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending September 30, 1997.

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

3.    PRIOR YEAR QUARTERLY INFORMATION

      Interest expense, net loss and net loss per share for the three and nine months ended June 30, 1996 have been restated from amounts previously disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. This restatement reflects the impact on those amounts of an adjustment made in the fourth fiscal quarter of the year ended September 30, 1996, (as reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996), to record an adjustment to recognize non-cash interest expense associated with the Convertible Notes (See Note 4). The effect of the adjustment on amounts previously disclosed was to increase interest expense and net loss for the three and nine months ended June 30, 1997 by $1,083,340 ($0.03 per share) and $2,473,344 ($0.08 per share), respectively.

4.    CONVERTIBLE NOTES PAYABLE

      Note Issued in February, 1997 - On February 26, 1997, the Company issued a Convertible Note in the amount of $6.0 million (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note accrues interest at an annual rate of 7%, beginning

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4.    CONVERTIBLE NOTES PAYABLE (CONTINUED)

      August 26, 1997 and is due and payable on February 26, 2000 if and to the extent the 1997 Note is not previously converted pursuant to its terms. The Company is recognizing the stated 7% annual interest ratably over the term of the 1997 Note. The 1997 Note is convertible (subject to certain maximum share limitations discussed below) at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the Market Price per share (as defined in the 1997 Note) on the date of conversion. Pursuant to the terms of the 1997 Note, the holder is entitled to receive
      (i) a Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of Class G Stock Purchase Warrants in the event that the Company prepays the 1997 Note. Each Class G Stock Purchase Warrant is exercisable beginning August 26, 1997, or the first date after February 26, 1997 when the trading price of the Class A Common Stock is $6.00 or more, for a period of five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

      The option to convert the 1997 Note at 85% of the average closing bid price of the Class A Common Stock effectively results in the issue of the 1997 Note at an 18% discount. This discount, totaling $1,058,823, was recorded by the Company as equity in connection with the issuance of the 1997 Note (See Note 6). The discount was being amortized as non-cash interest expense during the 90 days prior to the period in which the discount on conversion applies, with a corresponding increase to the principal amount of the 1997 Note. Through June 30, 1997, the total discount of $1,058,823 was amortized as non-cash interest expense on the 1997 Note.

      The $6.0 million principal amount of the 1997 Note is convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. Through June 30, 1997, 312,541 shares of Class A Common Stock and 156,271 Class G Stock Purchase Warrants were issued in connection with the conversion of $511,411 in principal amount of the 1997 Note. Subsequent to June 30, 1997, 821,142 shares of Class A Common Stock and 410,571 Class G Stock Purchase Warrants were issued in connection with the conversions of $1,423,129 in principal amount of the 1997 Note. To date, a total of 1,133,683 shares of Class A Common Stock and 566,842 Class G Stock Purchase Warrants have been issued in connection with the conversions of $1,924,539 in principal amount of the 1997 Note. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment.

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4.    CONVERTIBLE NOTES PAYABLE (CONTINUED)

      From October 1, 1996 through January 10, 1997, the Company issued a total of 2,093,852 shares of Class A Common Stock in connection with the conversion of $2,540,116 of the original principal amount of the 95/96 Notes resulting in an aggregate issuance of 5,513,018 shares of stock to date pursuant to the 95/96 Notes. The Company repaid certain holders of the 95/96 Notes $1,728,393 on December 19, 1996 and $1,635,810 on January
      10, 1997, representing a total of $2,673,217 of original principal and $690,986 of premium and accrued interest in accordance with the provisions of the 95/96 Notes, thus retiring the entire balance of the principal and interest on the 95/96 Notes. The Company has no further obligation under the 95/96 Notes.

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

5.    DEBT ISSUE COSTS

      Debt issue costs represent costs related to the issuance of the 1997 Notes and the 95/96 Notes (the "Convertible Notes"). The debt issue costs are amortized over the life of the Convertible Notes, to the extent that the notes are not converted or repaid (See Note 4). To date, the Company has recorded debt issue costs in the amount of $296,059 in connection with the 1997 Note. Through June 30, 1997, $29,304 of debt issue costs were amortized and $23,463 were reclassified to stock issue costs in connection with conversion of the 1997 Note. Through January 10, 1997, $289,160 of debt issue costs were amortized and $482,191 were reclassified to stock issue costs in connection with the conversion of the 95/96 Notes into Common Stock. (See Notes 4 & 6)

6.    STOCKHOLDERS' EQUITY

      In June 1997, the Company issued 312,541 shares of Class A Common Stock from the conversion of 511,411 in principal amount of the 1997 Note. The amount recorded in Stockholder's Equity in connection with this conversion included $9,721 of interest expense and was reduced by a $23,463 reclassification of debt issue costs. (See Notes 4 & 5).

      Between October 1996 and January 1997, the Company issued an aggregate of 2,093,582 shares of Class A Common Stock from the conversion of $2,540,116 in the principal amount of the 95/96 Notes. The amount recorded as Stockholders' Equity in connection with these

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (CONTINUED)

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

      During the nine months ended June 30, 1997, the Company issued 56,500 stock options for the purchase of shares of Class A Common Stock to non-employees for services rendered. In connection with such issuances, the Company has recorded compensation expense and equity in the amount of $86,167 representing the fair market valuation of the stock options on the date of grant pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation".

7.    NET LOSS PER SHARE

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

      The Company will be required to adopt the new method of reporting EPS for the quarter ending December 31, 1997. In this quarterly report on Form 10-Q, the Company has presented its net loss per share under APB No. 15. This presentation is consistent with the Basic EPS method as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, the anticipated results of implementing SFAS No. 128 is not expected to have a material impact on the Company's net loss per share.

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

OVERVIEW

           The Company is a development stage company engaged in the research, development and commercialization of innovative pharmaceutical products. The Company is currently focusing its efforts primarily on the commercialization of n-docosanol 10% cream (LIDAKOL(R)) and its Large Multivalent Immunogen (LMI) technology. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to June 30, 1997, the Company incurred a cumulative net loss of $43.7 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

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

           In July and September 1996, the Company initiated two additional Phase 3 clinical trials of LIDAKOL in the United States. The Company has recently completed the enrollment and treatment portion of these studies and anticipates availability of data during the summer of 1997.

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

RESULTS OF OPERATIONS

NET LOSSES

           During the three and nine months ended June 30, 1997, (the "1997 three and nine months"), the Company incurred net losses of $2.3 million and $9.4 million, respectively, compared to net losses of $2.3 million and $4.4 million, respectively, during the three and nine months ended June 30, 1996 (the "1996 three and nine months").

REVENUES

           Total revenues for the 1997 three and nine months were $252,000 and $1.3 million, respectively. For the three months ended June 30, 1997, (the "1997 three months"), total revenues consisted of interest and other income of $244,000 and federal research grant income of $8,000. For the nine months ended June 30, 1997, (the "1997 nine months"), total revenues consisted of license fee/contract research revenue of $500,000, interest and other income of $669,000 and federal research grant income of $120,400. For the three months ended June 30, 1996, (the "1996 three months"), total revenue consisted of interest and other income of $306,000 and federal research grant income of $25,000. For the nine months ended June 30, 1996, (the "1996 nine months"), total revenue consisted of license fees/contract research revenue of $3,000,000, interest and other income of $775,000 and federal research grant income of $43,000.

           The decrease in revenues in the 1997 three months was due primarily to lower interest income earned in the 1997 period due to a lower average cash balance during the 1997 period and to the completion of. federal research grants issued by the National Institutes of Health during the 1997 three months. For the 1997 nine months, decreased revenues were due primarily to license fees earned in the 1996 period in connection with certain licensing agreements and lower interest income as a result of a lower average cash balance in the 1997 nine months. Partially offsetting the overall decrease in revenues in the 1997 nine months are increased revenues from federal research grants.

EXPENSES

           Research and development expenses for the 1997 three and nine months increased to $1.3 million and $6.3 million, respectively, from $920,000 and $3.5 million in the 1996 three and nine months. The increase in expenses during the 1997 three and nine months was attributable primarily to increased activities related to the on-going U.S. Phase 3 clinical trials of LIDAKOL. During the 1997 nine months, the Company's clinical trial expense increased to $3.6 million, from $1.0 million in the 1996 period.

           General and administrative expenses for the 1997 three months decreased to $520,000 from $637,000 in the 1996 three month period. The decrease in expenses in the 1997 three

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

month period, compared to the 1996 three month period, is due primarily to lower legal fees, and decreased costs of consulting services. Also contributing to the decreased expenses in the 1997 period are decreased non-cash expenses in the amount of $54,000 from the amortization of deferred debt issue costs related to the convertible notes payable. See Note 4 to the Financial Statements. Partially offsetting the decreased expenses in the 1997 period are increased occupancy expenses due to an expansion of administrative office space in the 1997 three months.

           During the 1997 nine months, general and administrative expenses increased to $2.4 million from $2.2 million in the 1996 nine month period. The increase in expenses during the 1997 nine months, compared to the 1996 nine months, is attributable primarily to non-recurring expenses incurred in the 1997 period related to reacquiring from Bristol-Myers Squibb Company the rights to market LIDAKOL in all territories except the U.S., Canada and Mexico. Also contributing to the increased expenses in the 1997 nine months are increased non-cash expenses in connection with the recording of compensation expense related to the issuance of stock options to non-employees. See Note 6 to the Financial Statements. Partially offsetting the increased expenses in the 1997 nine months, are lower costs of legal fees, investor relations activities and decreases from non-recurring taxes paid in the 1996 period associated with license fees earned in the 1996 period. Also partially offsetting the overall increased expenses in the 1997 nine months are lower non-cash expenses in the amount of $27,000 from the amortization of deferred debt issue costs.

           Interest expense for the 1997 three and nine months decreased to $746,000 and $2.0 million, respectively, from $1.1 million and $2.5 million, respectively, in the 1996 three and nine months. Interest expense recorded in these periods consists primarily of the non-cash amortization of the discount on the convertible notes as discussed in Note 4 to the Financial Statements. The decrease in interest expense during the 1997 three and nine months is due primarily to lower non-cash expenses associated with the amortization of the discount on the convertible notes and lower interest expense due to a lower convertible notes payable balance in the 1997 periods.

LIQUIDITY AND CAPITAL RESOURCES

           Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through June 30, 1997 was $50.5 million.

           At June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $15.8 million and working capital of $9.6 million, as compared to $20.4 million and $13.8 million, respectively, at September 30, 1996. The decreases in cash, cash equivalents and short-term investments during the 1997 nine months is attributable primarily to net cash used to fund operating activities, as discussed below. Also contributing to the decrease in cash, cash equivalents and short-term investments is the repayment of $3.4 million of principal and interest of convertible notes payable, offset by the receipt of $6.0 in principal amount from the issuance of a convertible note in February 1997. See Note 4 to Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

           Net cash used by the Company to fund operating activities during the 1997 nine months increased to $7.4 million from $2.5 during the 1996 nine months. This increase is attributable primarily to increased expenses and decreased revenues during the 1997 period as discussed in "Results of Operations". In addition, $36,000 of cash was used for capital expenditures during the period.

           As discussed above, the results of the clinical studies reported in 1996 of the Company's most developed drug candidate, LIDAKOL, do not support the filing of an NDA at this time. The Company has recently completed the enrollment and treatment stage of two additional clinical studies to prove the efficacy of LIDAKOL versus an alternative placebo which, if successful, would enable it to file an NDA. Through June 30, 1997, the Company has recorded expenses of approximately $3.5 million in connection with the recently completed trials. The Company does not anticipate substantial additional expenses related to these trials.

           The Company anticipates that, it's cash requirements to fund operating activities for the remainder of the fiscal year ending September 30, 1997 will be lower than the average expenditures of the nine months ended June 30, 1997, due to the fact that the majority of the clinical trial expenses incurred in the 1997 nine months have been paid. The Company estimates its current cash, cash equivalents and short-term investments will be sufficient to fund operating activities for at least the next 12 months.

           On February 26, 1997, the Company issued a Convertible Note Payable in the amount of $6.0 million as part of a private placement to an institutional investor, (the "1997 Note"). The 1997 Note is convertible at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the Market Price per share (as defined in the 1997 Note) on the date of conversion, provided, however, that in no event can the total shares issued from the conversion of the 1997 Note be more than 7,257,465. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. See Note 4 to the Financial Statements.

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

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

           27.1          Financial Statement Data Schedule

(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended June 30, 1997. Since that date and prior to the date of filing this report, the following reports on Form 8-K were filed:

           Report on Form 8-K filed on July 9, 1997 - reporting the issuance of 312,541 and 245,100 shares of the Company's Class A Common Stock in connection with two conversions of $920,923 in total principal amount of Convertible Notes. The Company also reported the issuance of 278,820 Class G Stock Purchase Warrants to purchase a like number of shares of the Company's Class A Common Stock at an exercise price of $2.97 per share in connection with these conversions.

           Report on Form 8-K filed on July 23, 1997 - reporting that the Company had received notification of allowance from the U.S. Patent and Trademark Office for its patent application #08/543,449 for Human Immue System in Non-Human Animal.

           Report on Form 8-K filed on July 24, 1997 - reporting the issuance of 301,648 shares of the Company's Class A Common Stock in connection with the conversion of $513,616 in principal amount of Convertible Notes. The Company also reported issuance of 150,824 Class G Stock Purchase Warrants to purchase a like number of shares of the Company's Class A Common Stock at an exercise price of $2.97 per share in connection with this conversion.

           Report on Form 8-K filed on July 30, 1997 - reporting the issuance of 274,394 shares of the Company's Class A Common Stock in connection with the conversion of $500,000 in principal amount of Convertible Notes. The Company also reported the issuance of 137,197 Class G Stock Purchase Warrants to purchase a like number of shares of the Company's Class A Common Stock at an exercise price of $2.97 per share in connection with this conversion.

           Report on Form 8-K filed on August 7, 1997 - reporting the appointment of Susan Yeagley Sullivan to the position of Vice President and Chief Financial Officer of the Company.

           Report on Form 8-K filed August 11, 1997 - reporting an agreement with Aurora Biosciences ("Aurora") whereby Aurora receives an exclusive license, with rights to sublicense, the Company's proprietary fluorescent one-step unbound free fatty acid determination method (ADIFAB) for the field of screening for therapeutic compounds.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            LIDAK Pharmaceuticals

Date:  August 13, 1997      By:/s/David H. Katz
                            ----------------
                            David H. Katz, M.D., President and
                            Chief Executive Officer
                            (Duly Authorized Officer )
                            (Principal Executive Officer)


Date:  August 13, 1997      By:/s/Susan Yeagley Sullivan
                            ----------------
                            Susan Yeagley Sullivan, Vice President,
                            Chief Financial Officer and Secretary
                            (Principal Financial and Accounting Officer)