Form 10-K405
period 1997-09-30
LIDAK PHARMACEUTICALS
filed 1998-01-02
CIK 858803

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1997

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

            Securities registered pursuant to Section (g) of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Class A Common Stock as reported by NASDAQ on December 29, 1997: $90,771,229.

The number of shares of Common Stock of the Registrant issued and outstanding as of December 29, 1997:

     Class A common stock, no par value                  38,742,511
     Class B common stock, no par value                     283,000

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 28, 1998 in connection with Registrant's annual meeting of stockholders to be held on March 14, 1998 is incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Form 10-K, including the matters set forth under the caption "Risk Factors" below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

GENERAL

     LIDAK Pharmaceuticals ("LIDAK" or the "Company") is a development stage company organized to engage in research, development and commercialization of innovative pharmaceutical products. The Company was incorporated in California in 1988 and since inception has operated in one business segment -- research and development of pharmaceutical products. See "Item 6.--Selected Financial Data." The Company has moved closest to commercialization with n-docosanol 10% cream (LIDAKOL(R)) as a topical treatment for oral herpes (cold sores or fever blisters). LIDAKOL is a therapeutic compound, developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions (See "Research and Development -- LIDAKOL").

     The Company is also at much earlier stages of research and/or development of several other potential therapeutic products derived from an exclusive license agreement with the Medical Biology Institute ("MBI"), a non-profit research organization (the "MBI Agreement"). These include a technology known as Large Multivalent Immunogen ("LMI") which has also reached the early clinical testing phase as an immunotherapeutic vaccine for malignant melanoma, and potential new drugs for treatment of allergies and asthma, inflammatory diseases and other human cancers. See "Research and Development" and "Relationship with Medical Biology Institute."

     In Spring 1996, the Company reported the results of its first Phase 3 clinical trials of LIDAKOL as a treatment for recurrent oral herpes. These trials did not demonstrate a statistically significant difference between LIDAKOL and the intended placebo and, therefore, did not provide the Company a basis for filing a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for marketing approval of LIDAKOL. As a result of this outcome and because the Company believed that the cream used as the intended placebo displayed unexpected anti-herpes activity, the Company conducted additional clinical trials. In August, 1997, the Company reported results from these additional Phase 3 clinical trials consisting of two trials evaluating LIDAKOL cream as a topical treatment of recurrent oral herpes outbreaks. In these trials, treatment with LIDAKOL resulted in a statistically significant reduction of the healing times of acute herpes episodes versus the placebo control. The Company believes that healing time is the critical primary end-point efficacy parameter required by the FDA for new drug marketing approval of this drug. On December 22, 1997, the Company filed a NDA with the FDA for marketing approval for LIDAKOL in the U.S. as a treatment of recurrent oral herpes. If the FDA approves the NDA, the Company believes that commercial sales of LIDAKOL could commence shortly thereafter. See "Research and Development -- LIDAKOL."

     To date, the Company has entered into five licensing agreements relating to marketing LIDAKOL for certain topical indications. These agreements are with: 1) Yamanouchi Europe, b.v., of the Netherlands ("Yamanouchi"), for rights in certain European and other countries (November, 1991); 2) CTS Chemical Industries, Ltd. ("CTS"), for rights in Israel (July, 1993); 3) Boryung Pharmaceuticals Company, Ltd. ("Boryung"), of Seoul, Korea, for rights in the Republic of Korea (July, 1994); 4) Grelan Pharmaceutical Co., Ltd. ("Grelan"), of Tokyo, Japan, for rights in Japan (October, 1994); and 5) Bristol-Myers Squibb Company ("BMS"), headquartered in the U.S., for rights in the U.S., Canada and Mexico (February, 1996). On December 29, 1997, the BMS agreement was cancelled by BMS. The Company is currently attempting to structure new arrangements for marketing LIDAKOL in North America. In each of the territories covered by the above agreements, and other territories not covered by these agreements, marketing of LIDAKOL is subject to obtaining appropriate government approvals.

     The Company's second area of drug development which has reached the clinical trial stage is application of the LMI technology as a potential vaccine approach to treatment of cancer. This approach involves injection into patients of small doses of tumor cell membrane materials (or antigens) which have been coated onto the surfaces of cell-sized inert beads. These coated beads serve as an artificial vaccine designed to stimulate specific immune system defense reactions against living cancer cells which carry the same tumor antigens on their outer surfaces. Under a FDA-allowed Investigational New Drug Application ("IND"), the Company studied the safety and efficacy of its melanoma antigen-coated LMI beads, known as LP 2307 Injectable LMI Suspension ("LP 2307"), in 16 patients with late stage (Stage IV) malignant melanoma. This Phase 1/Phase 2 clinical trial was completed in October, 1997. LP2307 immunization was well tolerated by all patients, was effective in stimulating immunity against melanoma tumors and appeared to result in stabilization and remission of disease in some of the patients receiving the treatment. See "Research and Development -- Large Multivalent Immunogen (LMI)."

     The Company has experienced significant financial losses since inception and its business is subject to significant risks. (See "Risk Factors"). With the possible exception of LIDAKOL, as noted above, the Company does not believe that any of its other products currently under development, including LMI, could be available for commercial sale for several years, if at all. The Company has recently filed a NDA with the FDA for marketing approval of LIDAKOL as a topical treatment of oral herpes in the U.S. There is no assurance, however, that marketing approval will be granted for topical LIDAKOL by the FDA in the U.S. or by comparable regulatory agencies elsewhere. Although the LMI cancer vaccine, LP 2307, showed promise in stimulating immunity in patients with malignant melanoma, there is no assurance that future clinical development of LMI will demonstrate satisfactory efficacy to support either further development of the technology or filing of an application for, or obtaining, marketing approval with the FDA in the U.S. or with regulatory agencies outside the U.S. The Company intends to obtain outside funding for any such future new development of the LMI technology. Lastly, there is no assurance that pre-clinical and clinical testing of the Company's other potential drugs under development will demonstrate appropriate safety and efficacy to warrant further development and/or to achieve the requirements of regulatory marketing approvals in the U.S. or elsewhere.

     Under current circumstances, the Company must obtain the support and collaboration of third parties, of which no assurance can be made, to ensure the ultimate commercialization of LIDAKOL and all of its other products, even if the Company obtains applicable regulatory marketing approvals for such products. These third party arrangements could include: 1) additional licensing or other collaborative agreements with suitable outside parties which have sufficient financial resources and expertise, and/or 2) additional financing to support completion of any remaining non-clinical and clinical development, regulatory approval filings and, if approved, eventual marketing of such products.

RESEARCH AND DEVELOPMENT

LIDAKOL

     Company scientists have developed a therapeutic compound, n-docosanol, trademarked under the name LIDAKOL, which has demonstrated in non-clinical trials a range of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. The compound was thoroughly examined for pre-clinical toxicity and then placed into the clinical development path of a FDA-allowed IND as a topical treatment for recurrent oral-facial herpes, commonly called cold sores or fever blisters. Early human testing proved that LIDAKOL 10% cream had an excellent safety profile and displayed clinical effectiveness in Phase 2 placebo-controlled trials in limited numbers of patients.

     In 1995, the Company's European licensing partner, Yamanouchi Europe b.v., completed a Phase 3 clinical trial of LIDAKOL in early treatment of recurrent herpes episodes. In this double blind study, LIDAKOL was compared to acyclovir (Zovirax(R)) 5% cream in approximately 400 patients initiating treatment at early stages of a recurrent herpes episode. Results of this trial demonstrated that LIDAKOL showed statistically comparable therapeutic efficacy to Zovirax 5% cream, a product approved for marketing in Europe as a treatment for recurrent oral herpes, but which is not approved for marketing or available in the U.S., (Zovirax ointment, which is available in the U.S., has not been approved by the FDA for use as a treatment for recurrent oral herpes). Demonstrating comparable efficacy to an approved product is one of the requirements for obtaining regulatory approval in most major European countries, but is not a requirement for approval in the U.S. Results of this trial, along with results from the U.S. Phase 3 placebo-controlled trials described below, will be used by Yamanouchi Europe for submission to the appropriate regulatory agencies for marketing approval in Europe.

     In Spring 1996, the Company obtained the results of three double-blind placebo-controlled Phase 3 U.S. and Canadian clinical trials of LIDAKOL 10% cream as a topical treatment for recurrent oral herpes in over 1,200 immunocompetent patients. Two of these studies involved 648 patients who initiated treatment early in a recurrent herpes episode (before the vesicle stage). The third study evaluated 544 patients who initiated treatment at later stages of an episode (when vesicles and/or ulcers had already appeared). In all three studies, LIDAKOL had a very good safety profile and was well-tolerated. The first two trials did not demonstrate a statistically significant difference between LIDAKOL and the intended placebo and, therefore, did not provide the Company with a basis for filing a NDA with the FDA for marketing approval of LIDAKOL. The Company believes that the cream used as the intended placebo displayed unexpected anti-herpes activity and, thus, adversely affected these trial results. The third Phase 3 U.S./Canadian late treatment study of LIDAKOL demonstrated that late stage treatment was ineffective in altering overall healing times. The outcome of this third trial was expected by the Company in view of its understanding of the mode of action of LIDAKOL, in which interference with viral infection occurs early when infecting herpes viruses begin to enter target cells, rather than after the virus has entered the cell and begun to multiply.

     If these trials had shown a statistically and clinically significant advantage of LIDAKOL versus placebo, the Company could have filed a NDA with the FDA for marketing approval of LIDAKOL as a treatment of recurrent oral herpes. However, as noted, LIDAKOL did not show a statistically significant difference in healing times versus the cream used as the intended placebo in the trials.
As a result of this outcome and because the Company believed that the cream used as the intended placebo displayed unexpected anti-herpes activity, the Company conducted additional clinical trials to prove the efficacy of LIDAKOL compared to what it believed to be an alternative, inert placebo.

     The Company initiated two Phase 3 studies (96-LID-06 and 96-LID-07) in the U.S. in July and September, 1996, both of which were early-treatment protocols. Almost 750 patients were evaluated in these double-blind, placebo-controlled studies, the primary endpoint of which was overall time-to-healing, with secondary endpoints including percentage of aborted outbreaks and relief of pain symptoms. The studies were conducted at many of the same sites used in earlier Phase 3 studies of LIDAKOL.

     In August, 1997, the Company reported that in the primary end-point of these trials, treatment of acute herpes episodes with LIDAKOL resulted in a statistically significant (P=0.0076) reduction of the healing times versus the placebo control. LIDAKOL also demonstrated statistically significant (P=0.0027) reduction in the time until patients were free of herpes-associated symptoms, which included pain, itching, tingling and burning. As observed in previous studies, there was a higher incidence of aborted outbreaks in LIDAKOL-treated versus placebo-treated patients. In one subset of patients, the difference in aborted episodes between LIDAKOL and placebo treatments was statistically significant (P=0.048), but the difference was not statistically significant among all patient subsets.

     These trial results provided the Company with the final clinical evidence to support all of the requirements for filing a NDA with the FDA for marketing approval of LIDAKOL in the United States as a treatment of recurrent oral herpes. On December 22, 1997, the Company filed its NDA with the FDA for marketing approval for LIDAKOL in the United States as a treatment of recurrent oral herpes. If the NDA is approved by the FDA, the Company believes that commercial sales could commence shortly thereafter.

     In January 1996, the Company initiated two separate open-label, pilot Phase 2 clinical trials of LIDAKOL as a topical treatment for Kaposi's Sarcoma cutaneous lesions ("KS") and Molluscum Contagiosum ("MC") in HIV-positive patients. The studies were conducted under the Company's IND with the FDA. Each of these conditions occurs with increased frequency in patients infected with human immunodeficiency virus ("HIV"). KS is a malignant vascular tumor typified by purplish skin lesions which may appear anywhere on the body. Recently published studies suggest that a new herpes virus, human herpes virus 8 ("HHV-8"), may be the causative agent of KS. MC is a viral infection resulting in raised skin lesions, or warts, currently treatable only by surgical removal. Each of the trials involved adult male HIV-infected patients (10 in the KS and 7 in the MC studies) in an open label, single center study in which patients applied LIDAKOL five times daily over a 28 day period. Clinical endpoints of both trials included reduction in the size of lesions.

     In Spring, 1997, the Company reported results of the study in which twenty-eight KS lesions were evaluated weekly for four weeks for effects of treatment on pigmentation, size and form (i.e. hard, soft, raised, flat, swollen) of the lesions. Topical treatment with LIDAKOL resulted in a highly significant (P=0.0098) decrease in overall mean lesion size with nearly 20% of lesions diminishing by more than 50%. Nine of the ten patients experienced notable lightening of lesion pigmentation within 4 weeks, and all ten patients (100%) manifested a decrease in lesion size by three months after treatment initiation. Histological assessments in two of these patients, comparing pre-treatment and post-treatment biopsy specimens, verified the absence of KS in one instance, and significant regression in the other. Importantly, none of the treated patients developed any apparent signs of systemic spread of the disease, including oral KS lesions which are generally the first sign of systemic dissemination of the disease. These preliminary results suggest a possible role for LIDAKOL in the treatment of HIV-1-associated cutaneous KS lesions. The MC studies are still in progress.

     Although these results in treating KS lesions appear promising, they were obtained in a small number of patients in a pilot study, were conducted in open-label (unblinded) fashion and in a single study site. Any possible further development of this application of topical LIDAKOL will depend on future discussions with the FDA about requirements for more extensive clinical trials and the design of such trials, and determinations concerning the source of funds to support any such trials. No assurance can be made, therefore, as to the future course of clinical development, if any, of the application of topical LIDAKOL to the treatment of KS in AIDS patients.

     The Company also has developed preliminary data indicating that a topical formulation of LIDAKOL might be beneficial in preventing sexually transmitted HIV. Further development of this potential use of LIDAKOL is dependent on establishment of a program with the National Institutes of Health ("NIH") under which the predominant financial investment would be made by the federal government. Negotiations for such contract arrangements with the NIH, for which no assurance of successful conclusion can be made, have been ongoing.

     The Company has also been considering the possibility of initiating additional clinical trials for other topical indications of LIDAKOL which may include genital herpes, shingles, wound healing, burns, fungal infections (some of which will also depend on the final conclusions from the MC clinical studies discussed above), and other skin conditions. There is also an ophthalmic formulation which might be used for similar disease conditions of the eye, and the Company has been developing LIDAKOL for systemic (internally administered) anti-viral (including cytomegalovirus, influenza, respiratory syncytial virus, hepatitis and HIV) and anti-inflammatory uses. At present, the Company does not intend to continue development on its own of such other topical indications or for the ophthalmic or systemic formulations of LIDAKOL, and recognizes that financing sources other than its own current working capital (of which no assurance can be made) and/or industrial partners will likely be required before any such trials can be undertaken.

     Patents covering medical and veterinary uses of the topical and systemic formulations of LIDAKOL have been issued to LIDAK in the U.S. and Europe. The Company has additional foreign patent applications pending covering topical and systemic uses of LIDAKOL and has been granted rights under certain U.S. and foreign patents and patent applications relating to LIDAKOL held by a third party. See "Patents and Proprietary Rights."

LARGE MULTIVALENT IMMUNOGEN (LMI)

     Utilizing the LMI technology acquired through the MBI Agreement, the Company has been attempting to develop anti-cancer and anti-viral therapeutic products. See "Relationship with Medical Biology Institute." This technology incorporates homogeneous cell-sized beads coated with purified cell membranes containing cancer or virus antigens. These coated beads are injected into patients' skin to stimulate the immune system, in particular those white blood cells which normally specifically fight against cancer cells (including melanoma)--commonly referred to as cytotoxic T lymphocytes ("CTL") or "killer cells." CTL's play a major role in the immune system's defense against diseases by attacking and killing cancer cells or virus infected cells. Provided they are effectively stimulated into their killing action, CTL's can recognize foreign antigens on the surface of cancer or virus-infected cells and kill such cells. In experimental animals, the LMI approach has been shown to stimulate strongly and enhance cancer-specific CTL responses against a variety of mouse tumors and, when combined with traditional chemotherapy, has been shown to improve significantly survival rates of cancer-bearing mice.

     In August 1993, the Company entered into an agreement with Ribi Immunochem Research, Inc. ("Ribi") under which Ribi granted the Company a license to use Ribi's melanoma cell lines in the clinical development of LMI technology for use in malignant melanoma. The Company granted Ribi an option for an exclusive license to commercialize the Company's LMI technology with Ribi's melanoma cell lines for the treatment of melanoma. This agreement only involves application of the Ribi melanoma cell lines with the Company's LMI technology, and does not restrict the Company from using its LMI technology for treatment of melanoma using other melanoma antigens or cell lines, or for the treatment of other cancers of any kind.

     In December 1995, the Company began a Phase 1/Phase 2 clinical trial of LMI in patients with malignant melanoma under its IND with the FDA. The clinical trial was conducted at the University of California, San Diego and was designed to evaluate the injectable LMI suspension, LP2307 (created by attaching high concentrations of melanoma antigen isolated from Ribi's melanoma cell lines onto cell-sized microspheres), at three dose levels for safety and tolerance and the ability of LP2307 to elicit immune T cell reactions against melanoma tumor cells in 16 melanoma patients with late stage disease. A secondary endpoint was the possible stabilization and/or remission of disease.

     In October, 1997, the Company announced preliminary results of these Phase 1/Phase 2 clinical trials of the LP2307 melanoma vaccine. The LP2307 immunization appeared to be effective in stimulating immunity against melanoma tumors and appeared to result in stabilization and remission in some of the patients receiving the treatment. Thus, enhanced immunological activity was observed in 10 of 15 patients who could be evaluated for CTL responses against melanoma tumor cells. The patients exhibiting CTL activity generally had rises in such activity ranging from 2-fold to 10-fold above the baseline CTL activity prior to LP2307 treatment. The results of the study also confirmed the safety of the LP2307 vaccination procedure.

     In addition, an important clinical outcome of this study was that LP2307 immunization appeared to result in stabilization of disease in five of the study patients. Moreover, at the cutoff point of the study the overall survival times of the patients averaged 12.1 months compared to the average life expectancy of eight months of patients with wide-spread Stage IV melanoma. Seven of 16 total patients in the study are still alive at this time ranging from 9 to 20 months since the initiation of treatment. The Company will be preparing a summary of the study results to present to the FDA to determine the next steps required for further clinical development of the program. The Company does not currently intend to continue development of this technology itself but rather intends to solicit involvement of outside partners from industry and/or the government to provide the financial resources to further pursue this area of cancer therapy.

     Although research efforts in this area are still at an early stage, Company scientists believe that the LMI approach may also be effective for stimulating enhanced virus-specific CTL responses, thereby providing the opportunity to develop improved therapies and vaccines for viral diseases. The Company intends to obtain outside funding for any such future new development of the LMI technology.

     Patents covering the use of LMI to treat human tumors have been issued to MBI in the U.S. and Europe. The rights to these patents belong to the Company through the MBI Agreement described under "Relationship with Medical Biology Institute" below. Both U.S. and foreign patents are being sought for use of LMI as a treatment for viral diseases, although the outcome of such applications cannot be ascertained at this time. See "Patents and Proprietary Rights."

NEW THERAPIES FOR ALLERGIES AND ASTHMA THROUGH IGE REGULATION

     It has been established, through several decades of research, that allergies and asthma result from the fact that allergic individuals commonly produce abnormally high levels of an antibody known as IgE (the antibody causing allergic responses). The reason for the elevated IgE antibodies is probably due to a combination of environmental and genetic influences, but the end result is the same for afflicted individuals -- an unpleasant-to-debilitating disease symptom complex.

     Finding an effective therapeutic solution to controlling IgE antibody levels has been a major goal within the pharmaceutical industry for decades. Moreover, a focus of the MBI scientific staff since the Institute's origins in 1981 has been directed to solving this problem. Through the MBI Agreement, the Company has obtained access to new assays applicable to this search. LIDAK has further developed proprietary techniques that are intended to screen for, and identify, novel small molecule drugs that appear to selectively suppress IgE antibody production. Using a combination of tissue culture, molecular and animal assays, the Company has screened over 10,000 compounds in the past 12 months.

     As a result, LIDAK has already identified several active candidate compounds that are non-toxic and, more significantly, appear to be specific in their inhibition of IgE antibody responses to allergens. The Company is attempting to identify orally-active therapeutic drug candidates for allergic disease therapy. These novel compounds, and the technological procedures used to discover their drug activities, are proprietary to the Company, and LIDAK is in the process of seeking patent protection for these technologies and compounds. Development of this technology and these small molecule drugs is currently in the pre-clinical stage and could require many years, and considerable financial resources, to ultimately, if ever, provide commercial products for use in the field of allergy and asthma drug therapy.

NOVEL VACCINES BASED ON DENDRITIC CELL ASSOCIATED (DCA) IMMUNE STIMULATION

     In the last ten years it has become clearly appreciated that a rare type of cell -- known originally by its discoverer as the Langerhans Cell, but commonly now called the dendritic cell, plays a pivotal role in immune stimulation against foreign invaders from the external environment. This role results from the ability of dendritic cells to efficiently "process" foreign antigens into small subunits (such as peptides) and then present these materials to specific T cells located in nearby lymph tissues. Dendritic cells are anonymously dispersed throughout the epidermal surface of the skin and mucous tissues of the body. When these cutaneous dendritic cells encounter foreign antigens, they process them into smaller subunits and then travel to the lymph nodes to deliver these antigens where T cells are located.

     Once this process became evident, a major effort was initiated by certain pharmaceutical companies to capture the potential medical benefit related to these newly-discovered dendritic cells. These organizations have recently created dendritic cell-based vaccines by growing dendritic cells from individual patients in tissue culture for a month or more, and then injecting them back into the same patient. Such laboratory-expanded dendritic cells have been found to be effective inducers of tumor-specific immunological responses. However, these vaccines require individualized therapy which is both time-consuming and costly.

     LIDAK scientists are using new techniques (acquired through the MBI Agreement -- See "Relationship with Medical Biology Institute") developed to deliver peptide antigens to dendritic cell precursors in the body and then induce these cells to mobilize to sites where they can activate T cell responses. In contrast to the vaccines described above, LIDAK's technology utilizes the resident dendritic cells within the body instead of removing them and growing them in the laboratory. The ultimate targets of this technique are cancer and viral diseases. Development of this technology is currently in the pre-clinical stage where, in experimental animals, LIDAK scientists have stimulated tumor-specific immunological responses. However, considerable time and additional financial support, which cannot be assured at this time, will be required to further develop this technology for eventual commercialization.

GENE SEQUENCE ANALYSIS (INDEL) TECHNOLOGY

     There is a family of proteins, most of which are enzymes (collectively known as the complement system), which play important roles in inflammation, immune system responses and blood clotting. Currently there are no available therapeutic products which specifically inhibit complement activation involved in a variety of human diseases including autoimmune diseases, such as rheumatoid arthritis and lupus, adult respiratory distress syndrome, certain neurological disorders, reperfusion injury following heart attacks and coronary artery manipulations such as angioplasty, and organ transplant rejection. Complement inhibitors can potentially suppress inflammatory responses at earlier stages than other anti-inflammatory drugs by blocking interactions between complement proteins.

     Identifying potential inhibitors capable of blocking interaction among complement system proteins requires knowledge of the proteins' structures. In the past, scientists have relied on time-intensive three-dimensional techniques such as X-ray crystallography to determine structures and possible binding sites. Using a new drug discovery method based on gene sequence analysis technology, called INDEL (acquired by the Company through the MBI Agreement with MBI -- See "Relationship with Medical Biology Institute"), LIDAK scientists have identified several new potential anti-inflammatory compounds which the Company believes have the potential to inhibit very early stages of inflammation caused by activation of the complement system. The Company is also using the INDEL technology to discover active sites on a variety of clinically important proteins. Although research efforts are at an early stage, Company scientists believe that the INDEL technology has the potential to shorten the drug discovery process. Both U.S. and foreign patent applications have been filed for the INDEL technology. The rights to these patent applications belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights."

     The Company recognizes that financing sources other than its own current working capital will be required before any additional development of this technology can be pursued. It is presently the intent to actively pursue outside partners from industry and/or the government to provide the financial resources to pursue this area of therapeutic research.

STEM CELL DEVELOPMENT PROGRAM

     Stem cells are the natural precursors of all of the cell types in the human hematopoietic system. They give birth, by a process known as differentiation, to all of the red and white blood cells present in bone marrow, lymph nodes and spleen and in the circulating blood. Stem cells are also capable of reproducing themselves, or self-renewal. As such, these stem cells are priceless and absolutely essential for successful application of bone marrow transplantation in modern medical therapy. Unfortunately, they are also very rare (less than 1 in 10,000 bone marrow cells) and difficult to grow in plentiful amounts.

     Autologous bone marrow transplantation is becoming a widespread tool of cancer therapy because it protects the patient while permitting the use of higher and more effective doses of chemotherapy and radiation. It is also the foundation of gene therapy due to the fact that stem cells produce vast numbers of blood cells for the life of the individual. The essential element in bone marrow transplants is the stem cell. Several companies have developed methods for enriching rare stem cells and then culturing the bone marrow cells to expand the number of blood cell offspring.

     Scientists at MBI have found that another cell type in the bone marrow, called stromal cells, significantly influence whether stem cells differentiate or renew themselves, and have identified individual stromal cell lines that direct self-renewal of stem cells. When bone marrow is cultured in the presence of these stromal cells, stem cells can increase in number up to 8-fold. LIDAK has licensed this technology through the MBI Agreement, See "Relationship with Medical Biology Institute", and is attempting to identify stromal cell chemicals that can promote stem cell self-renewal. If such compounds prove to be effective, they could potentially be used to enhance bone marrow transplantation and permit the procedure to be more widely used. This is an early stage LIDAK research project, and will require considerable time, and yet to be determined financial sources, to develop.

OTHER RESEARCH AND DEVELOPMENT PROGRAMS

     ADIFAB TECHNOLOGY: Using technology acquired through its license agreement with MBI, Company scientists have developed an assay which rapidly measures, with high precision, levels of unbound Free Fatty Acids ("FFA") in blood plasma and other tissue fluids. (See "Relationship with Medical Biology Institute"). Modest but statistically significant increases in blood plasma levels of unbound FFA were found to be associated with cancer and diabetes. However, major increases in unbound FFA (14-fold), were found in patients undergoing balloon angioplasty for coronary artery disease. Based on preliminary clinical studies, the Company believes this assay may be a sensitive detector of compromised blood flow, called ischemia, in heart disease. The Company is currently seeking outside parties to further develop this technology with the objective of producing an early diagnostic tool to identify ischemia caused by coronary artery disease or stroke as an important new diagnostic tool.

     In August, 1997 the Company and Aurora Biosciences Corporation ("Aurora") entered into an exclusive worldwide drug discovery agreement for this technology, using the ADIFAB assay in the field of screening for certain therapeutic compounds. The ADIFAB assay is and has been distributed to the medical research community through Molecular Probes, Inc. of Eugene, Oregon. However, in the future Aurora has the right to select distributors and may choose additional or alternate distributors to Molecular Probes. Such assay sales have not, and are not, expected to result in significant revenues to the Company. Both U.S. and foreign patents have been issued for the ADIFAB technology. The rights to these patents belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights."

     HUMAN IMMUNE SYSTEM-RECONSTITUTED SCID MOUSE TECHNOLOGY: The human immune system-reconstituted SCID mouse technology ("hu-PBL-SCID"), which the Company acquired pursuant to the MBI Agreement, creates a functional human immune system in mice which have a genetic defect known as Severe Combined ImmunoDeficiency ("SCID") by reconstituting such mice with human blood cells. (See "Relationship with Medical Biology Institute"). Certain aspects of the human immune system are thereby created to function in laboratory animals. Both U.S. and foreign patents have been issued for the hu-PBL-SCID technology. The rights to these patents belong to the Company through the MBI Agreement. See "Patents and Proprietary Rights."

     To date, the Company has used this model to complete work under twelve contract research agreements pursuant to which the Company used hu-PBL-SCID mice infected with HIV to screen compounds developed by other companies for potential therapeutic efficacy in human AIDS and other virus-induced diseases. The Company does not expect that revenues from contract research agreements to test compounds in hu-PBL-SCID mice will be significant. Therefore, the Company does not intend to continue to perform this research service to other pharmaceutical and biotechnology companies.

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

     LIDAK scientists have also been exploiting the hu-PBL-SCID mouse technology to develop a unique method for generating fully human monoclonal antibodies. In December of this year, the FDA approved the first monoclonal antibody for therapeutic use, even though the technology for producing monoclonal antibodies in mice has been known since 1975. A major reason for the long delay in translating this basic science discovery into a clinically effective therapeutic tool was the need to develop techniques to "humanize" mouse antibodies to avoid natural rejection of the foreign mouse proteins. This requirement can be potentially eliminated by appropriate application of the hu-PBL-SCID mouse technology to the production of human antibodies. The Company believes this technology may have the advantage over existing technology of more rapid production of a fully human monoclonal antibody in hu-PBL-SCID mice at a fraction of the cost. The Company has applied for joint patent coverage for this technology with IDEC Pharmaceuticals. The Company does not anticipate significant revenues from this product technology.

CONCLUSION -- RESEARCH AND DEVELOPMENT

     Despite the promise shown to date by the various technologies which the Company is developing or investigating, the research and development efforts relating to many of the Company's technologies are at pre-clinical and early stages and all development efforts are, by their nature, uncertain. There can be no assurance that efforts to develop commercial applications of the Company's technologies will be successful or continued. In the event that the Company decides to proceed to commercially develop these technologies, it will likely require additional financing either from collaborative arrangements with pharmaceutical or biotechnology companies or from other sources. There can be no assurance that the Company will be able to raise additional financing, or that the Company will be able to enter into licensing or other collaborative arrangements on favorable terms, if at all, or (if funded) that the required development and testing will be successfully completed and result in safe and effective products for human use.

RELATIONSHIP WITH MEDICAL BIOLOGY INSTITUTE ("MBI")

     In October 1988, the Company entered into an exclusive license agreement (the "MBI Agreement") with Medical Biology Institute, a non-profit research organization incorporated in California in 1981 to conduct interdisciplinary basic research in biological sciences. MBI currently conducts research on a variety of biomedical projects funded predominantly by Federal grants. MBI was founded by David H. Katz, M.D., who serves as President, Chief Executive Officer and a director of the Institute. Certain of the founders, scientific consultants, staff scientists and administrative personnel of the Company are affiliated with and/or employed by MBI. See "Human Resources." The MBI Agreement was amended in 1993 and 1994.

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

     Since inception of the MBI Agreement, several significant technologies developed at MBI have been transferred to LIDAK for further development and potential commercialization. These initially included: 1) the LMI program which has provided successful proof-of-principle in clinical trials with malignant melanoma patients; 2) the SCID mouse model for creating reconstituted human immune systems; and 3) the ADIFAB technology for rapidly screening unbound free fatty acids in serum and tissues. The latter two of these programs have generated modest revenues to the Company from contract research, research product sales and license fees, and the Company has sublicensed both technologies to third parties.

     Pursuant to a right of first preference under the MBI Agreement, more recent MBI-developed technologies transferred to LIDAK include: 4) the IgE program for creating novel therapies for allergies and asthma; 5) the dendritic cell technique for novel vaccine development; 6) the stem cell program; and 7) the INDEL gene sequence analysis technology. As required by the agreement, the Company has assumed responsibility, including funding, for the commercial development efforts including remaining research and development, future clinical testing and regulatory approvals, if such become possible and are required, for all of these projects and any others if rights to additional technologies developed at MBI are acquired in the future.

     MBI currently leases office and laboratory facilities in La Jolla, California. MBI's laboratories are designed for all phases of biological, biochemical, molecular biology and immunochemical studies, including tissue culture facilities, walk-in environmental rooms, facilities for recombinant DNA experimentation and modern computer equipment. MBI maintains a modern vivarium for breeding and housing of certain rodents in ample numbers to meet the needs of its researchers. The Company entered into a sublease agreement with MBI for laboratory and administrative facilities, equipment and services. The MBI Agreement provides that MBI will perform research services for the Company at its request on a fee-for-service basis not to exceed MBI's cost of providing such services, including reasonable overhead and administrative costs. Excluded from the computation of such fees are salaries of scientists also employed by the Company, as well as the costs of facilities, equipment and administrative services already included in the sublease agreement. See "Human Resources", and "Item 2.--Properties."

     There can be no assurance that the Company will have the ability to satisfy all of its obligations under the MBI Agreement, that the MBI Agreement will result in the development of any additional products or technologies, that MBI will be able to continue to receive adequate research funding, or that MBI will be able to attract and/or maintain qualified scientific or administrative personnel. Depending on the circumstances, modification or termination of the MBI Agreement could have either a material beneficial or adverse effect on the Company.

GOVERNMENT REGULATIONS

     The manufacture and sale of pharmaceutical products under development by the Company are subject to extensive regulation by the FDA in the U.S. and by comparable regulatory agencies in certain foreign countries. The FDA has established guidelines and safety standards which are applicable to the pre-clinical evaluation and clinical investigation of therapeutic products and stringent regulations which govern the manufacture and sale of such products.

     The process of obtaining FDA approval for a new therapeutic product, such as LIDAKOL or LMI, usually takes a significant amount of time and substantial resources. The steps typically required before such a product can be produced and marketed for human use include pre-clinical evaluation in vitro and in animal models including extensive toxicology. Pre-clinical studies are conducted in order to obtain preliminary information on the safety and efficacy of a drug. The results of such pre-clinical studies are submitted to the FDA as part of an IND application, after which the sponsor may commence human testing of the drug within 30 days unless otherwise notified by the FDA.

     The human clinical testing program for a drug generally involves three phases. Phase 1 investigations are conducted on either normal volunteers or on volunteers with a terminal disease (such as cancer) to determine the maximum tolerated doses and any side effects of the product. Phase 2 studies are conducted on limited numbers of patients with the disease or condition to be treatment and are aimed at determining 1) the most effective doses and schedule of administration, and 2) whether the product demonstrates therapeutic effectiveness against the disease. Phase 3 studies involve wide-scale, well-controlled investigations on diseased patients and are aimed at verifying the safety and effectiveness of the drug in a rigorously controlled trial. Data from Phase 1, Phase 2 and Phase 3 trials, as well as all pre-clinical and toxicology studies and evidence of development of acceptable manufacturing processes are submitted to the FDA in a NDA. The FDA's Center for Drug Evaluation and Research or Center for Biologics Evaluation and Research must approve a NDA for a drug before the drug may be marketed in the U.S..

     The Company has: 1) obtained two separate IND allowances (LIDAKOL for topical use and LP 2307 for melanoma treatment), 2) conducted and managed Phase 1, 2 and 3 clinical trials with LIDAKOL as a topical treatment of oral herpes infections, two Phase 2 clinical trials of LIDAKOL as a topical treatment for KS lesions and MC in AIDS patients, and a Phase 1/Phase 2 human clinical trial of its LMI technology as a treatment for late Stage IV melanoma, and 3) filed a NDA with the FDA for marketing approval of topical LIDAKOL on December 22, 1997. See "Research and Development -- LIDAKOL and

Large Multivalent Immunogen." No other IND applications have been filed at this time with the FDA with respect to any of the Company's other products or technologies.

     At such time, if ever, that the Company begins marketing its products for commercial sale in the U.S., any manufacturing operations which may be established within or outside the U.S. will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice Regulations. See "Manufacturing and Marketing." The Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act and other present and future laws of general application.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company owns six U.S. and three European patents and has additional U.S. and foreign patent applications pending relating to the topical and systemic uses of LIDAKOL and has been granted rights under certain U.S. and foreign patents and patent applications relating to LIDAKOL held by a third party. In addition, pursuant to the MBI Agreement the Company has been granted rights to certain U.S. and foreign patents and patent applications related to LMI, FFA, hu-PBL-SCID technologies, and U.S. and foreign patent applications have been, or will be, filed related to IgE, INDEL and other technologies obtained from MBI. The MBI Agreement requires the Company to pay the costs of pursuing and obtaining patents on the licensed technology and any improvements thereto. See "Research and Development" and "Relationship with Medical Biology Institute."

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

     The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S.. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and the patents must be sought and obtained separately.

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

MANUFACTURING AND MARKETING

     The Company has established certain contractual manufacturing relationships with respect to the manufacturing of LIDAKOL and LMI. The Company does not have the resources to directly manufacture or directly market LIDAKOL or any other products which it may develop on a large commercial scale. To successfully commercialize LIDAKOL or any other products, it will be necessary for the Company to enter into collaborative and licensing arrangements with pharmaceutical or biotechnology companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals, and costs of manufacturing and marketing. The Company believes that these arrangements will be more effective in promoting and distributing its products in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of established companies. Such third-party arrangements, however, will reduce the Company's profit margin on its products. Accordingly, material positive changes in the Company's financial condition may make it advisable to assume new marketing and distribution strategies in the future in order to realize higher profit margin returns.

     In November 1991, the Company entered into a licensing agreement with Yamanouchi for the clinical development, manufacturing, marketing and distribution of LIDAKOL in certain European and other countries. Yamanouchi will rely on the Phase 3 clinical studies completed by LIDAK in Summer, 1997, plus certain studies and manufacturing data prepared by Yamanouchi for regulatory filings in Europe and other covered territories. The Company anticipates that Yamanouchi will file for regulatory approval in 1998, although timing of such filing is Yamanouchi's responsibility.

     In July 1993, the Company entered into a licensing agreement with CTS Chemical Industries, Ltd. ("CTS"), a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, for the promotion of LIDAKOL in Israel, including obtaining governmental approvals for its manufacture and distribution. Separate clinical trials in Israel are not required for marketing approval. Accordingly, CTS will be able to file for marketing approval based on the data generated in the successful U.S. clinical trials completed in the Summer, 1997, and the European clinical trials. See "See Research and Development -- LIDAKOL."

     In July 1994, the Company entered into a licensing agreement with Boryung Pharmaceuticals Company, Ltd. located in Seoul, Korea, for the promotion of LIDAKOL in the Republic of Korea, including obtaining governmental approvals for its manufacture and distribution. In Korea, certain local clinical trials, in addition to clinical data generated in the U.S., Canada and Europe, are required in order to apply for marketing approval. To date, local clinical trials have not been initiated. See "Research and Development -- LIDAKOL."

     In October 1994, the Company entered into a licensing agreement with Grelan Pharmaceutical Company, Ltd. located in Tokyo, Japan, for the promotion of LIDAKOL in Japan, including obtaining governmental approvals for its manufacture and distribution. In Japan complete Phase 1, 2 and 3 clinical trials, conducted in Japan, are required in order to apply for marketing approval. To date local clinical trials have not been initiated.

     In February 1996, the Company entered into an exclusive license and distribution agreement with Bristol-Myers Squibb Company ("BMS"), under which BMS received the rights to manufacture, market and distribute LIDAKOL as a topical treatment for oral herpes in the U.S., Canada and all remaining major territories throughout the world which were not licensed to other parties including Mexico, China, South and Central America, Australia and India, and portions of the Far East. In November 1996, the Company reacquired the rights to market LIDAKOL in all territories except the U.S., Canada and Mexico. On December 29, 1997, the BMS agreement was cancelled by BMS.

     The Company is currently discussing licensing or distribution agreements for LIDAKOL in the territories not covered by the above agreements with other pharmaceutical companies. The Company may ultimately decide to establish its own manufacturing and/or marketing capability, at least for certain products or certain applications related thereto, in which case it would require substantial additional funds and personnel. There can be no assurances, however, that the Company will be able to finalize any substantial additional licensing arrangements on favorable terms, if at all, or that the Company will be able to raise additional financing necessary to develop and market LIDAKOL and any of its other products.

COMPETITION

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources and larger research and development and regulatory approval staffs. In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions compete with commercial firms, such as the Company, in recruiting highly qualified scientific personnel. The Company does not have the resources to compete with major pharmaceutical companies on a wide scale basis in the areas of clinical testing, regulatory approvals, manufacturing and marketing. See "Manufacturing and Marketing" and "Government Regulations."

     The Company's first proposed product, LIDAKOL, if ultimately approved for commercialization for the treatment of oral herpes, will compete with acyclovir (Zovirax(R)), a product marketed by Glaxo-Wellcome Corp., and famciclovir (Famvir(R)) and penciclovir (Denavir(R)), products marketed by SmithKline Beecham, and over-the-counter preparations. In addition, there are products and compounds being developed by other pharmaceutical and biotechnology companies for treatment of oral herpes, including the Glaxo-Wellcome product valaciclovir (Valtrex(TM)). There can be no assurance that LIDAKOL, if approved for sale by the FDA, will gain widespread acceptance by the medical community or consumer market.

     The Company's LMI technology, if successfully developed, will compete with technologies being developed by other companies and academic institutions which attempt to stimulate an immune response. There can be no assurance that LMI will be more efficacious than these competing technologies or that LMI will gain widespread acceptance by the medical community.

     The Company's IgE modulation program seeks to identify novel compounds useful in the treatment of allergy and asthma. There are several competing research approaches and numerous compounds in development by large pharmaceutical and biotechnology companies, as well as very successful marketed compounds such as loratadine (Claritin(R)) from Pfizer and astemizole (Hismanal(R)) from Johnson & Johnson. There is no assurance that the Company's IgE modulation program will be successful in developing a safe and effective drug or that the Company can obtain marketing approval by the FDA. Moreover, there can be no assurance that any resulting drug will be superior to competitors or gain widespread acceptance in the marketplace.

HUMAN RESOURCES

     At December 29, 1997, the Company employed 38 persons, of whom 19 were engaged in research and development activities and 19 in finance, business development and administrative functions. The Company's staff includes 14 employees with Ph.D. or M.D. degrees. Nine of the Company's employees are also employed by MBI (including Dr. Katz, the Company's President and Chief Executive Officer). In addition the Company has consulting agreements with four senior scientists at MBI. Pursuant to its arrangement with MBI, MBI may perform research services at the request of the Company on a fee-for-service basis. See "Relationship with the Medical Biology Institute."

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of December 29, 1997 are as follows:

DAVID H. KATZ, M.D....54
President and Chief Executive Officer

     Dr. Katz, M.D., has served as Chief Executive Officer and as a director of the Company since its inception in 1988 and as its President from inception through October 8, 1989 and from March 14, 1992 to the present. Dr. Katz is the founder of MBI and has served as its President and Chief Executive Officer since its inception in 1981 and as a director since August 1990. He was also founder of QUIDEL Corporation, a San Diego based biotechnology company ("QUIDEL"), serving as its Chairman of the Board and Chief Executive Officer from inception in 1981 through March 1985, and as its Chairman of the Board and Chief Scientific Officer through March 1988. Prior to founding MBI and QUIDEL, Dr. Katz was Chairman of the Department of Cellular and Developmental Immunology at Scripps Clinic and Research Foundation from 1976. From 1971 to 1976, Dr. Katz was on the Faculty of Medicine at Harvard Medical School. Dr. Katz has authored over 300 scientific publications, a comprehensive textbook on Immunology and edited a half-dozen other books in his field. Dr. Katz has served on the editorial boards of six major scientific journals, and was elected to membership in the American Society for Clinical Investigation in 1977. He has been an advisor to the National Institutes of Health ("NIH"), and served as Member of the Cancer Pre-clinical Program Project Research Committee of the National Cancer Institute at the NIH, and on the Medical and Scientific Advisory Board and the National Board of Trustees of the Leukemia Society of America. Dr. Katz received his B.A. in Biology from the University of Virginia in 1965 and his M.D. degree from Duke University Medical School in 1968. He trained in Internal Medicine at Johns Hopkins and then served on the staff of NIH.

JEFFERY B. WEINRESS...50
Vice President, Chief Financial Officer and Secretary

     Mr. Weinress has served as Vice President, Chief Financial Officer and Secretary since November, 1997. Mr. Weinress also serves as Chairman of ENV America Incorporated, a environmental engineering company which he co-founded in 1992. Mr. Weinress currently devotes less than 2% of his time to the ENV America Incorporated. From 1996 to 1997, he was Executive Vice President and in 1997 Chief Financial Officer of Omega Environmental, Inc. (on May 2, 1997, Omega Environmental filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.) From 1987 to 1995, he was Chief Financial Officer of Energy America Incorporated, an independent power producer. His previous experience includes Vice President-Project Finance for Energy Factors (1984-1987), Managing Director of First Interstate Bancorp (1983-1984), Co-Manager of the Energy Finance Group at Hambrecht & Quist (1982-1983) and Vice President of Bank of America where he served in its Project Finance, Energy and Asia Divisions (1974-1982). Mr. Weinress received a B.A. in Economics from Dartmouth College, a M.B.A. in finance from Harvard Business School and a M.A. from Harvard University.

TIMOTHY R. RUSSELL....55
Vice President of Business Development and Licensing

     Mr. Russell has served as Vice President of Business Development and Licensing since September, 1992. Mr. Russell also serves as President of Carlsson-Rensselaer Corporation, a licensing and development consulting company which he founded in 1990. Mr. Russell currently devotes less than 5% of his time to the Carlsson-Rensselaer Corporation. Prior to 1990, Mr. Russell held various positions in McNeil Pharmaceuticals, a subsidiary of Johnson & Johnson, including serving as a board member (1983-1990), Vice President of Corporate Relations (1986-1990), Vice President of Business Development (1983-1986) and other business development and planning functions (1975-1983). Mr. Russell has served as a director of Barton & Pittinos, an advertising agency, and Scandipharm, Inc., a pharmaceutical company. Mr. Russell received a B.S. degree in Engineering in 1964 from Rensselaer-Polytechnic Institute and a M.B.A. in 1987 from the Wharton School of the University of Pennsylvania.

GERALD J. YAKATAN, PH.D....55
Vice President of Drug Development

     Dr. Yakatan has served the Company on a half-time basis as Vice President of Drug Development since July, 1995. Dr. Yakatan currently serves as an independent consultant to other biotechnology companies and also serves as President and CEO of IriSys Research & Development, LLC, a company specializing contract drug formulation development services he founded in 1996. From 1990 until 1995, Dr. Yakatan served as President and Chief Executive Officer of San Diego based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. From 1987 until 1990, Dr. Yakatan was Executive Vice President for Research and Development, and Vice President of Pharmaceutical Development at Immunetech Pharmaceuticals, the predecessor company to Tanabe Research. From 1980 to 1987, Dr. Yakatan held various positions at Warner-Lambert Co., initially joining the Warner-Lambert/Parke-Davis Pharmaceutical Research Division as Director, Pharmokinetics/Drug Metabolism and later serving as Vice President of Product Development for the Pharmaceutical Research Division. From 1972 to 1980, Dr. Yakatan was on the faculty of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

JAMES E. BERG...46
Vice President of Clinical Affairs and Product Development

     Mr. Berg has served as Vice President of Clinical Affairs and Product Development since March, 1997. Prior to March, 1997, Mr. Berg was Director of Clinical Affairs and Product Development from August, 1992. Prior to joining the Company, Mr. Berg was employed by QUIDEL Corporation, from 1984, where he held positions as Regional Manager, Autoimmune Products, National Accounts Manager, Director of Materials, Materials Manager and Product Manager. From 1979 to 1984, Mr. Berg was the Sales Manager, Eastern Region at Bilstein Corporation. Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

SENIOR MANAGEMENT AND SCIENTIFIC & REGULATORY PERSONNEL

The following sets forth information with respect to other members of Management of the Company:

     CAROL O. COWING, PH.D., has been the Director of Biological Sciences since May 1996. Prior to joining the Company as a full-time employee, Dr. Cowing served as a consultant to the Company since 1989. Dr. Cowing has been on the scientific staff of the Medical Biology Institute since 1985, serving as an Associate Member from 1985 to 1993 and as Member from 1993 to 1996. From 1979 to 1985, Dr. Cowing was an Assistant Professor of Pathology and a Member of the Immunology Graduate Group at the

University of Pennsylvania School of Medicine. Prior to 1979, Dr. Cowing performed postdoctoral research in the Department of Genetics at Washington University Medical School and the National Cancer Institute of the National Institutes of Health. Dr. Cowing has over 40 publications in the field of Immunology and has served on several national advisory committees of the National Institutes of Health, the National Science Foundation and the U.S. Army Medical Research Breast Cancer Program. Dr. Cowing received her B.A. from Stanford University in 1963 and a Ph.D. in Medical Microbiology from Stanford University School of Medicine in 1973.

     LAURA E. POPE, PH.D., has been Director of Pre-clinical Development since May, 1996. Prior to May, 1996, Dr. Pope was Manager of Drug Metabolism and Pharmacokinetics from October, 1994 and a Senior Scientist with the Company from September, 1990. From 1987 to 1990, Dr. Pope served as a Research Associate in the Division of Biochemistry, Department of Molecular and Experimental Medicine at the Research Institute of Scripps Clinic. From 1984 to 1987, Dr. Pope was the recipient of Postdoctoral Fellowship awards from the American Cancer Society and National Cancer Institute while at Scripps. Dr. Pope received her B.A. degree from the University of Kansas in 1978, and her Ph.D. in Biological Chemistry from the University of California, Los Angeles, in 1983.

     JAGADISH SIRCAR, PH.D., has been Director of Biological Chemistry since May 1996. Dr. Sircar served as a full-time consultant to the Company from November 1995. Prior to joining the Company, Dr. Sircar was Senior Vice President of Research and Discovery at Biofor, Inc. from 1992 to 1995. From 1969 to 1991, Dr. Sircar held various positions at Warner Lambert/Parke Davis, including the position of Research Fellow and Chairman of the Immuno-Inflammatory Project Team. During his 22 years at Parke-Davis, Dr. Sircar was responsible for the design and implementation of two significant inflammation research programs and the discovery and pre-clinical development of six compounds. Dr. Sircar is also responsible for the discovery of PNP inhibitors, under development by Parke-Davis and BioCryst Pharmaceuticals, Inc. Dr. Sircar holds in excess of 70 patents and has in excess of 74 scientific publications relating to inflammation, asthma/allergy, cardiovascular diseases and fungal infections. Dr. Sircar received his B.Sc., in 1956, his M.S. in 1958 and Ph.D. in Chemistry in 1964 from the University of Calcutta.

     ROBERT C. DAVIS, PH.D., has been a Senior Scientist of the Company since May, 1992. Before joining the Company, Dr. Davis was an independent consultant from 1988. From 1976 to 1988 he was employed by the Battelle, Columbus Div. of Columbus, Ohio, concluding as a Senior Research Scientist at Battelle. From 1969 to 1976, Dr. Davis was an Assistant Professor of Chemistry at the University of Pennsylvania in Philadelphia. Dr. Davis received his B.A. from University of Rochester in 1962 and his Ph.D. in Chemistry from the University of California at Berkeley in 1967.

     M.H. KHALIL, PH.D., has served as a Senior Scientist at the Company since its inception. From 1985 to 1989, Dr. Khalil was Associate Director of Diagnostic R & D at QUIDEL Corporation where he managed the research and development of rapid, solid phase enzymatic and nonenzymatic visual immunoassays. From 1979 through 1985, Dr. Khalil was Manager and Senior Scientist at International Diagnostic Technology where he was involved in the research and development of immunofluorescence instrumentation and reagents. From 1978 through 1979, Dr. Khalil was a Research Scientist at SYVA Diagnostics working on the research and development of diagnostic equipment and reagents for therapeutic drug monitoring. From 1975 through 1978, Dr. Khalil did his postdoctoral training at North Dakota State University and California State University of Long Beach. Dr. Khalil received a Ph.D. in Organic Chemistry from the University of North Dakota in 1974.

     JOHN F. MARCELLETTI, PH.D., has been a Senior Scientist at the Company since its inception and since July, 1993, has been Head of Experimental Medicine. Before joining the Company, Dr. Marcelletti served as an Assistant Member at the Medical Biology Institute from 1982. During that period, he was involved in the study of the role of IgE antibodies in allergic and arthritic diseases. Also during this time period, he was employed as a scientific consultant to the therapeutics group of QUIDEL. Dr. Marcelletti received his Ph.D. from Wayne State University School of Medicine, Department of Immunology and Microbiology, in 1979. He received his M.B.A from Western Michigan University in 1981.

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

     IGOR R. NIKOULIN, PH.D., has been a Scientist at the Company since January 1997. Before joining the Company on a full-time basis, Dr. Nikoulin served as a scientific consultant to the Department of Medicinal Chemistry at LIDAK. From 1992-1996, Dr. Nikoulin did postdoctoral training at the Scripps Research Institute and the University of California, San Diego. Dr. Nikoulin was awarded the Ph.D. in biochemistry from Moscow Institute of Medical Enzymology (Russia) in 1988. He received a B.S. degree in biochemistry from Moscow State University (Russia) in 1980.

     MARK L. RICHARDS, PH.D., has been a Scientist with the Company since 1995 and in December 1997 was promoted to the rank of Senior Scientist. Dr. Richards performed postdoctoral research with Medical Biology Institute from 1986 to 1991, then served as an Assistant Member on the scientific staff of MBI from 1991 to 1995. From 1982 to 1986, Dr. Richards served as a Research Assistant in the Department of Pharmaceutical Chemistry at the University of California, San Francisco, and as a Teaching Assistant from 1981 to 1982. From 1976 to 1978, Dr. Richards was a Resident in the Clinical Pharmacy at Veterans Administration and University of Iowa Hospitals and Clinics. Dr. Richards received his B.S. in Animal Science from the University of Kentucky in 1973 and his B.S. in Pharmacy from the University of Wyoming in 1976. In 1978, Dr. Richards received his M.S. in Clinical/Hospital Pharmacy from the University of Iowa and in 1986 he received his Ph.D. in Pharmaceutical Chemistry from the University of California, San Francisco.

RISK FACTORS

     Development Stage Company; Explanatory Paragraph in Independent Auditors' Report for the Fiscal Year Ended September 30, 1997; History of Continuing Losses. The Company's independent auditors have included an explanatory paragraph in their report issued in connection with their audit of the Company's financial statements as of and for the fiscal year ended September 30, 1997 that refers to the Company's activities as those of a development stage enterprise. Through September 30, 1997 the Company has generated only limited revenues. Primarily as a result of expenses incurred in organizational and research and development activities, the Company has incurred net losses aggregating approximately $45.4 million from its inception through September 30, 1997. Since September 30, 1997, the Company has incurred operating losses, and anticipates that it will continue to incur substantial operating losses until such time, if ever, that the Company achieves significant revenue from its products. There can be no assurance that the Company will be able to successfully implement its marketing strategy or achieve significant revenues or profitable operations. Potential investors should be aware of the problems, delays, expense, and difficulties encountered by any company in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development and formulation, clinical testing, regulatory compliance, production and marketing additional costs and competition. There can be no assurance that the Company's proposed products, if fully developed and if required regulatory approvals are obtained, can be successfully marketed or that the Company will ever achieve significant revenues or profitable operations.

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

     Early Stage of Research Development; Unproven Products; Possible Loss of Product Development Costs. The Company does not expect LIDAKOL for oral herpes to be available for commercial sale or use in the U.S. and certain foreign markets before late 1998, if at all. There can be no assurance that LIDAKOL or any of the Company's other proposed products will be successfully developed, prove to be safe and efficacious in clinical trials, prove to be more effective than formulated products based on existing or newly developed technologies, meet applicable regulatory standards, demonstrate substantial therapeutic benefits in the treatment of any disease, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. There can be no assurance that effectiveness of these technologies in pre-clinical studies performed in vitro or in animal models will be pertinent to the development of, or indicative of the efficacy of, a product for human use. The continued development of the Company's products, including LIDAKOL, remain subject to all the risks inherent in the development of products based on innovative technologies, including unanticipated development problems and the possible insufficiency of funds which could result in the abandonment or substantial change in the development of a specific product. The development of medical products is a lengthy and capital intensive process. The risk of failure to complete development of the Company's proposed products is substantial. Unsuccessful Phase 3 clinical trial results for proposed products or the inability to successfully complete development, or a determination by the Company, for economic or other reasons, not to undertake to complete development of a particular product, could have a material adverse effect on the Company.

      Uncertainty of Market Acceptance; Limited Marketing Arrangements for Proposed Products. Except for its arrangement with Aurora Biosciences, Inc., the Company has not commenced marketing of any products to date, and at the present time, has limited marketing capabilities. Achieving market acceptance will require substantial marketing efforts and the expenditure of significant funds to inform potential customers of the perceived benefits of the Company's proposed products. The Company has no experience in the marketing or distribution of its proposed products. Moreover, the Company does not have the financial and other resources to undertake extensive marketing and advertising activities. Accordingly, the Company intends generally to rely on marketing arrangements, including possible joint ventures, license or distribution arrangements with third parties. To date, the Company has entered into marketing agreements with Yamanouchi, CTS, Boryung, Grelan, BMS and Aurora although on December 29, 1997, the BMS agreement was cancelled by BMS. (See "Manufacturing and Marketing" and "Research and Development--ADIFAB") There can be no assurance that it will be successful in entering into similar agreements with other parties in the future or that its products can be successfully marketed.

     Government Regulation. The development, production, testing, manufacturing and marketing of pharmaceutical products is subject to significant regulation by governmental authorities in the U.S., including the FDA, and other countries. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. There can be no assurance that regulatory approval will be obtained for any of the Company's proposed products. A significant portion of the proceeds of the Company's financings are being used for research and development and clinical trials necessary for seeking such approvals for the Company's products. There is no assurance that the Company will be able to enter into additional collaborative arrangements with large pharmaceutical companies to provide the financing necessary to complete the required testing and regulatory review process for the Company's products. Further, the expenditures by the Company will be made without any assurance that approvals will be obtained and before it can be ascertained whether the Company's products can be commercialized. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing such products and could have a material adverse effect on the Company. The Company is unable to predict the extent of adverse governmental regulation which might arise from future U.S. or foreign legislative or administrative action.

     Moreover, the Company cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system. Possible future changes could affect the time frame required for regulatory review and the sale prices of the Company's products, if approved for sale.

     Technological Change and Competition. The pharmaceutical industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical and bio-engineering companies may be intense. There can be no assurance that developments by the Company's competitors or potential competitors will not render the Company's proposed products obsolete. Most of such competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than the Company. If the Company's first proposed product, LIDAKOL, is successfully developed, it will compete with several prescription products for oral herpes known to the Company currently on the market in the U.S. and other over-the-counter preparations, as well as other products or potential products which are or may be under development or undergoing the FDA regulatory approval process. (See "Competition").

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

     There can be no assurance that the Company will have the ability to satisfy all of its obligations under the MBI Agreement, that the MBI Agreement will result in the development of any additional products or technologies, that the Company will be able to maintain its exclusivity to the MBI technology, that MBI will be able to continue to receive additional research funding, or that MBI will be able to attract and/or maintain qualified scientific or administrative personnel. Depending on the circumstances, modification or termination of the MBI Agreement could have either a material beneficial or adverse effect on the Company.

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

     Patents and Proprietary Rights. The Company owns six U.S. and three European patents and has additional foreign patent applications pending relating to the topical and systemic uses of LIDAKOL and has been granted rights under certain U.S. and foreign patents and patent applications relating to LIDAKOL held by a third party. In addition, the Company has been granted rights to certain U.S. and foreign patents and patent applications related to LMI, and other technologies pursuant to the MBI Agreement. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of the Company's patents could be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technologies or design around the patented aspects of the Company's technologies. There is no assurance that the Company's proposed technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. In this regard, the Company was at one time negotiating to acquire another company working on an anti-viral topical therapeutic product, but such negotiations were terminated. Although there can be no assurance that this other company will not assert rights with respect to LIDAKOL in the future, the Company believes it will have meritorious defenses to such assertions. Finally, federal NIH regulations provide that if federally-funded institutions do not timely pursue patent applications for patentable inventions, the government can exercise its right to own such inventions. Accordingly, the Company must monitor MBI's filing of patent applications in order to protect the value of its license agreement with MBI. The MBI Agreement requires the Company to pay the costs of pursuing and obtaining patents on the licensed technologies and improvements thereto.

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

     Dependence Upon a Limited Number of Proposed Products. The Company's principal efforts to date have been devoted to the development of LIDAKOL for the treatment of oral herpes is the product which the Company believes is most likely to be first available for commercial distribution. However, even if the Company's NDA is rapidly approved by the FDA, the Company does not expect LIDAKOL to be available for commercial sale or use in the U.S. and certain foreign markets before late 1998, if at all. The Company also ADIFAB assay is currently available for sale to the research community and the Company has entered into a distribution agreement with an independent, third-party distributor. The Company does not believe that revenues from the distribution of the ADIFAB assay will materially add to the revenues of the Company for several years, if ever. The Company anticipates that it will be several years until any of its other current products are available for commercial sale in any significant amount, if at all. The failure of these products to achieve commercial viability would have a material adverse effect upon the business and financial condition of the Company.

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

     Control by Insiders. As of December 29 1997, the officers and directors of the Company own approximately 3.4% of the outstanding capital stock of the Company and possess approximately 5.6% of the voting power. At that date, the officers and directors of the Company also held options and warrants to purchase an additional 3,514,190 shares of Class A Common Stock and 407,000 shares of Class B Common Stock. Assuming exercise of these options and warrants, the officers and directors of the Company would be able, as a practical matter, to influence considerably the election of directors and thereby select management and direct the policies of the Company.

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

     Future Sales of Common Stock. All of the Company's shares of Class B Common Stock currently outstanding are "restricted securities" as the term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act") and under certain circumstances may be sold without registration pursuant to such Rule. The outstanding shares of Class B Common Stock, which will convert into Class A Common Stock upon certain sales or transfers, are eligible for sale under Rule 144. Additionally, 5,117,115 shares are potentially issuable upon conversion of the convertible note issued in February, 1997. (See "Effect of Outstanding Convertible Stock, Options, Warrants and Notes", "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Note 5 to the Financial Statements"). The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Class A Common Stock although any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect.

     Effect of Outstanding Convertible Stock, Options, Warrants and Notes: As of December 29, 1997, there were outstanding stock options to purchase an aggregate of 5,322,683 shares of Class A Common Stock, which have exercise prices ranging between $0.9375 to $6.4375 per share, and 429,000 shares of Class B Common Stock which have exercise prices ranging between $0.0125 to $0.50 per share. In addition, the Company had outstanding 283,000 shares of Class B Common Stock at that date, each share of which is convertible into one share of Class A Common Stock. In addition, the Company had outstanding at December 29, 1997, Class D Warrants with an exercise price of $1.50 per share, which, if exercised, would result in the issuance of 1,387,689 shares of Class A Common Stock, Class G Stock Purchase Warrants with an exercise price of $2.97 per share, which, if exercised, would result in the issuance of 1,070,178 shares of Class A Common Stock and Class H Stock Purchase Warrants with an exercise price of $2.40 per share, which, if exercised, would result in the issuance of 100,000 shares of Class A Common Stock. Finally, at December 29, 1997, there were 5,117,115 shares of Class A Common Stock issuable upon the conversion of the Notes. (See "Significant Capital Requirements: Need for Working Capital and Additional Financing", "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Financial Statements).

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

ITEM 2. PROPERTIES

     The Company currently subleases approximately 15,500 square feet of laboratory and office space at MBI's La Jolla facility for a base annual rent of approximately $475,000. In addition, the sublease provides for the use of certain equipment and excess utility usage for an estimated annual fee of $160,000. Such costs represent the pro-rata portion of MBI's costs attributable to the Company. See "Item 1.-- Business -- Relationship with the Medical Biology Institute."

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of Class A Common Stock trade on the NASDAQ National Market System under the symbol LDAKA. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                         Class A Common Stock
                                         --------------------
                                    High                      Low
                                    ----                      ---
         1996
         ----
First Quarter                       $4.8125                   $3.5625
Second Quarter                      $5.9375                   $2.50
Third Quarter                       $3.3125                   $2.1875
Fourth Quarter                      $2.5625                   $1.6875

         1997
         ----
First Quarter                       $1.9375                   $1.375
Second Quarter                      $3.125                    $1.75
Third Quarter                       $2.3125                   $1.75
Fourth Quarter                      $3.0312                   $1.9375


     On December 29, 1997, the closing bid and ask prices of Class A Common Stock were $2.38 and $2.44, respectively.

     As of December 29, 1997, there were 991 holders of record and in excess of 18,000 beneficial owners of the Company's Class A Common Stock. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below at September 30, 1996 and 1997, for the years ended September 30, 1995, 1996, and 1997 and the period from inception (August 31, 1988) through September 30, 1997 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein and should be read in conjunction with those financial statements and notes thereto and with "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data presented below at September 30, 1993, 1994 and 1995, and for the years ended September 30, 1993 and 1994, are derived from audited financial statements not included herein.

                                                                                                                       From
                                                          Years Ended September 30,                              August 31, 1988
                                ------------------------------------------------------------    ------------      (Inception) to
                                    1993            1994            1995            1996            1997        September 30, 1997
                                ------------    ------------    ------------    ------------    ------------    ------------------
Statement of
Operations Data:
  Revenues ..................   $    590,822    $  1,016,719    $    884,589    $  4,158,038    $  1,547,554    $        9,548,570
  Net loss ..................     (6,139,223)     (4,813,341)    (10,173,001)     (6,130,241)    (11,109,242)          (45,405,440)
  Net loss per share (1) ....   $       (.35)   $       (.19)   $       (.35)   $       (.19)   $       (.30)
  Weighted average
    number of common shares
    outstanding (1) .........     17,310,231      25,166,958      29,338,418      32,072,944      36,779,774

                                                                September 30,
                                ------------------------------------------------------------    ------------
                                    1993            1994            1995            1996            1997
                                ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:

  Cash, cash equivalents and
    short-term investments ..   $ 10,256,445    $ 17,402,896    $ 10,035,727    $ 20,374,010    $ 14,428,834
    Working capital .........     10,063,769      16,837,299       8,567,966      13,759,577      11,336,627
    Total assets ............     10,877,700      18,244,299      10,954,043      22,846,879      15,727,495
    Convertible notes payable                                                      5,721,087       2,415,461
    Total liabilities .......        378,529         847,904       1,705,443       7,778,760       3,433,569
    Stockholders' equity ....     10,499,171      17,396,395       9,248,600      15,068,119      12,293,926

------------------
(1) The Escrow Shares outstanding in the fiscal year ended 1993 and 1994 are excluded from the computation of net loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Form 10-K, including the matters set forth under the caption "Risk Factors", which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

     The Company is a development stage company. Since inception in August 1988, the Company has operated in one business segment -- the conduct of biomedical research directed towards the development and commercialization of innovative pharmaceutical products. The Company has moved closest to the commercialization endpoint with n-docosanol 10% cream (LIDAKOL(R)) as a topical treatment for oral herpes (cold sores or fever blisters). LIDAKOL is a therapeutic compound, developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. The Company has recently filed its New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for marketing approval of LIDAKOL in the U.S. as a treatment of recurrent oral herpes. The Company is also developing several other potential therapeutic products derived from an exclusive license agreement with the Medical Biology Institute ("MBI"), a non-profit research organization. These include a technology known as Large Multivalent Immunogen ("LMI") which has also reached the clinical testing phase as an immunotherapeutic vaccine for malignant melanoma, and potential new drugs for treatment of allergies and asthma, inflammatory diseases and other human cancers. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988.

For the period from inception to September 30, 1997, the Company incurred a cumulative net loss of $45.4 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1996 AND 1997

NET LOSSES - 1997 VS. 1996

     During the fiscal year ended September 30, 1997, ("fiscal 1997") the Company incurred a net loss of $11.1 million compared to a net loss of $6.1 million in the fiscal year ended September 30, 1996 ("fiscal 1996").

REVENUES - 1997 VS. 1996

     Revenues totaled $1.5 million for fiscal 1997 compared to $4.2 million for fiscal 1996. Revenues for fiscal 1997 consisted of license fee/contract research income of $525,000, interest and other income of $881,000 and federal research grant income of $142,000.

     The decrease in revenues during fiscal 1997 was attributable to higher license fees earned in the 1996 period in connection with certain license agreements and lower interest income as a result of a lower average cash balance during the 1997 period. Partially offsetting the overall decrease in revenues in the 1997 period are increased revenues from federal research grants.

EXPENSES - 1997 VS. 1996

     Research and development expenses increased by $3.1 million to $7.6 million during fiscal 1997 as compared to fiscal 1996. The increase in expenses during fiscal 1997 was primarily attributable to the recently completed U.S. Phase 3 clinical trials of LIDAKOL which began early in fiscal 1997. During fiscal 1997, the Company's clinical trial expense for LIDAKOL increased by $2.5 million compared to fiscal 1996. Also contributing to the overall increased research and development expenses during fiscal 1997 were increased costs related to the Company's other research and development activities, partially offset by decreased costs related to LMI. See "Business -- Research and Development."

     General and administrative expenses increased to $3.0 million during fiscal 1997 from $2.7 million during fiscal 1996. The increase in expenses is attributable primarily to non-recurring expenses incurred in the 1997 period related to reacquiring from Bristol-Myers Squibb Company the rights to market LIDAKOL in all territories except the U.S., Canada and Mexico. Also contributing to the increased expenses in the 1997 period are higher costs of rent due to the expansion of administrative office space during the year. Further contributing to the increased expenses in the 1997 period are increased non-cash expenses in connection with the recording of compensation expense related to the issuance of stock options to non-employees and increased non-cash expenses related to depreciation of the Company's fixed assets.

     Partially offsetting the increased general and administrative expenses in the 1997 period are lower costs of legal fees, lower costs of investor relations activities, lower salaries and wage expense, and a decrease in non-recurring taxes paid in the 1996 period associated with license fees earned in that period. Also, partially offsetting the overall increased expenses in the 1997 period are lower non-cash expenses in the amount of $151,000 from the amortization of deferred debt issue costs.

     During fiscal 1997, interest expense decreased to $2.1 million from $3.0 million during fiscal 1996. The decrease in interest expense during the 1997 period was due primarily to lower non-cash expenses associated with the amortization of the discount on the convertible notes and lower interest expense due to a lower convertible notes payable balance in the 1997 period. Of the $2.1 million in interest expense, $1.4 million represents non-cash interest expense associated primarily with the 1997 Note (See "Liquidity and Capital Resources" and Note 5 to the Financial Statements).

COMPARISON OF FISCAL 1995 AND 1996

NET LOSSES - 1996 VS. 1995

     During fiscal 1996, the Company incurred a net loss of $6.1 million compared to a net loss of $10.2 million in the fiscal year ended September 30, 1995 ("fiscal 1995").

REVENUES - 1996 VS. 1995

     Revenues totaled $4.2 million for fiscal 1996 compared to $885,000 for fiscal 1995. Revenues for fiscal 1996 consisted of license fee/contract research income of $3.0 million, interest and other income of $1.1 million and federal research grant income of $58,000.

     The increase in revenues during fiscal 1996 was attributable primarily to license fee revenues in the amount of $3.0 million earned in connection with certain licensing agreements, most of which was derived from the Company's agreement with Bristol-Myers Squibb Company. Interest and other income increased in fiscal 1996 to $1.0 million compared to $885,000 in fiscal 1995. This increase was primarily attributable to higher cash balances available for investment during fiscal 1996. Federal research grant income increased to $58,000 during fiscal 1996 related to income earned from research grants issued by the National Institutes of Health which were not in place during fiscal 1995.

EXPENSES - 1996 VS. 1995

     Research and development expenses decreased by $3.1 million to $4.6 million during fiscal 1996 as compared to fiscal 1995. This decrease in expenses was primarily attributable to decreased activities related to toxicology testing and the completion of certain U.S./Canadian Phase 3 clinical trials of LIDAKOL in fiscal 1996.

     General and administrative expenses decreased to $2.7 million during fiscal 1996 from $3.3 million during fiscal 1995. This decrease in expenses during fiscal 1996 was primarily attributable to a one-time payment of fees related to a consulting agreement which was no longer in effect in fiscal 1996 and non-recurring expenses incurred in fiscal 1995 of investment banking fees paid in connection with the Company's license agreement for LIDAKOL in Japan, and for legal and investment banking services related to a proposed acquisition which was no longer being pursued by the Company.

     Interest expenses recorded during fiscal 1996 represents interest associated with the Convertible Notes issued during the fiscal year. Of the $2.9 million in interest expense, $2.7 million represents non-cash interest expense from the recognition of the conversion discount on the convertible notes issued between November 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through September 30, 1997 was $50.5 million.

     At September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $14.4 million and working capital of $11.3 million, as compared to $20.4 million and $13.8 million, respectively, at September 30, 1996. The decreases in cash and working capital during fiscal 1997 are primarily due to net cash used to fund operating activities as discussed in Results of Operations. Also contributing to the decrease in cash and working capital was the repayment of $3.4 million of principal and interest on convertible notes as discussed below, offset by the receipt of $6.0 million in principal amount from the issuance of a convertible note in February 1997. During fiscal 1997, the Company also received net proceeds of $531,000 from the exercise of certain options and warrants. Cash utilized by the Company to fund operating activities for fiscal 1997 and from inception to September 30, 1997, was $9.5 million and $36.2 million, respectively, as a result of net losses incurred during these periods. In addition, $50,000 and $593,000 of cash was utilized for capital expenditures during fiscal 1997 and from inception to September 30, 1997, respectively.

     The Company anticipates its cash requirements for the fiscal year ended September 30, 1998 to be less than cash used to fund operating activities during fiscal 1997, as the clinical trials of LIDAKOL have been completed. The Company estimates its current cash requirements to be sufficient to fund operating activities for fiscal 1998.

     On February 26, 1997, the Company issued a Convertible Note Payable in the amount of $6.0 million as part of a private placement to an institutional investor, (the "1997 Note"). The 1997 Note is convertible at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the Market Price per share (as defined in the 1997 Note) on the date of conversion, provided, however, that in no event can the total shares issued from the conversion of the 1997 Note be more than 7,257,467. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with: 1) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and 2) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. As of December 29, 1997, the outstanding principal balance of the 1997 Note was $2,215,461. See Note 5 to the Financial Statements.

     Between November 1995 and January 1996, the Company issued a total of $13.5 million of convertible notes as part of a private placement to institutional investors. The Company has no further obligations under these notes. See Note 5 to the Financial Statements.

     At December 29, 1997 the Company had exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 8.3 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $20 million. Included in such warrants and options are Class D Warrants, exercisable on or before June 30, 1999 into approximately 1.4 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. In the event the Company does call the Class D Warrants for redemption, there can be no assurance regarding the number of warrants which would be exercised or the amount of proceeds which the Company would receive. Also included in such warrants and options are Class G Stock Purchase Warrants exercisable into approximately 1.1 million shares of the Company's Class A Common Stock at an exercise price of $2.97 per share. Such warrants expire on various dates through 2002 and are not redeemable by the Company. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2007. The average exercise price of the remaining exercisable options and warrants is approximately $2.58 per share which is higher than the market price of the Company's Class A Common Stock on December 29, 1997. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future.

     The Company had available cash, cash equivalents and short term investments of approximately $13.5 million at November 30, 1997. The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds may not be sufficient to permit the Company to successfully complete development or commercialize any of its proposed products. Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture, package and market finished product and obtain regulatory approvals to market its products. There can be no assurance that the Company can successfully obtain such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-1 through F-22

                                                                            Page
                                                                            ----
     Independent Auditors' Report                                           F-2
     Balance Sheets at September 30, 1996 and 1997                          F-3
     Statements of Operations for the years ended
        September 30, 1995, 1996 and 1997, and the period
        August 31, 1988 (inception) to September 30, 1997                   F-4
     Statements of Stockholders' Equity (Deficit) for the
        period August 31, 1988 (inception) to
        September 30, 1997                                                  F-5
     Statements of Cash Flows for the years
        ended September 30, 1995, 1996 and 1997, and the period
        August 31, 1988 (inception) to September 30, 1997                   F-10
     Notes to Financial Statements                                          F-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held March 14, 1998 (the "Proxy Statement").

     The required information concerning Executive Officers of the Company is contained in Part 1, Item 1, of this Report under "Executive Officers."

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

     Report on Form 8-K filed on July 23, 1997 - reporting that the Company had received notification of allowance from the U.S. Patent and Trademark Office for its patent application #08/543,449 for Human Immune System in Non-Human Animal.

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

     Report on Form 8-K filed August 18, 1997 - reporting the Company achieved positive results with LIDAKOL in Phase 3 herpes clinical trials and that the Company will apply to the FDA for approval.

     Report on Form 8-K filed on August 20, 1997 - reporting the issuance of 877,957 shares of the Company's Class A Common Stock in connection with the conversion of $1,650,000 in principal amount of Convertible Notes. The Company also reported issuance of 438,980 Class G Stock Purchase Warrants to purchase a like number of shares of the Company's Class A Common Stock at an exercise price of $2.97 per share in connection with this conversion.

     Report on Form 8-K filed on November 12, 1997 - reporting the appointment of Jeffery B. Weinress to the position of Vice President and Chief Financial Officer replacing Susan Yeagley-Sullivan.

     Report on Form 8-K filed on December 31, 1997 - reporting that the Company filed a New Drug Application for LIDAKOL with the U.S. Food and Drug Administration.

     Report on Form 8-K filed on January 2, 1998 - reporting the cancellation of the Bristol-Myers Squibb North American license.

(c)  Exhibits
     --------
      1.1    -   Underwriting Agreement(1)
      3.1    -   Restated Articles of Incorporation of the Registrant(6)
      3.2    -   Bylaws of the Registrant(4)
      3.3    -   First and Second Amendment to Bylaws(6)
      4.1    -   Forms of Class A and Class B Common Stock Certificates(3)
      4.2    -   Class D Warrant Agreement (including form of Class D Warrant
                 Certificate)(4)
      4.3    -   Warrant Agreement (including form of Class E Warrant
                 Certificate)(4)
      4.7    -   Form of Unit Purchase Option issued to D.H. Blair & Co., Inc.
                 and its designees regarding Series B Preferred Stock and Class
                 D Warrants(4)
      4.8    -   Registration Rights Agreement(4)
      4.9    -   Convertible Note issued to GFL Advantage Fund Limited(8)
      4.10       Convertible Note issued to Capital Ventures International(9)
      4.11   -   Convertible Note, dated February 26, 1997, issued to RGC
                 International Investors LDC(10)
      4.12   -   Form of Class G Stock Purchase Warrant(10)
     10.1    -   1989 Stock Option Plan(3)
     10.2    -   License Agreement with Medical Biology Institute(3)
     10.3    -   Amendment to License Agreement with Medical Biology Institute dated July 1993(5)
     10.4    -   Employment Agreement with David H. Katz, as amended(3)
     10.5    -   Amendment to Employment Agreement with David H. Katz dated
                 April 1993(5)
     10.6    -   Sublease Agreement with Medical Biology Institute(3)
     10.7    -   First, Second and Third Amendments to Sublease Agreement with
                 Medical Biology Institute(4)
     10.8    -   Fourth and Fifth Amendments to the Sublease Agreement with
                 Medical Biology Institute(7)
     10.9    -   Licensing Agreement with Yamanouchi Europe b.v.(2)
     10.10   -   1994 Stock Option Plan(7)
     10.11   -   Supplemental Agreement with Yamanouchi Europe b.v.(7)
     10.12   -   Licensing Agreement with Grelan Pharmaceutical Company
                 Limited(7)
     10.13   -   Sixth Amendment to the Sublease Agreement with Medical Biology
                 Institute(8)
     10.14   -   Subscription Agreement(8)
     10.15   -   Note Purchase Agreement issued to GFL Advantage Fund Limited(8)
     10.16   -   Registration Rights Agreement issued to GFL Advantage Fund
                 Limited(8)
     10.17   -   License and Development Agreement with Bristol-Myers Squibb
                 Company(9)
     10.18   -   Registration Rights Agreement issued to Capital Ventures
                 International(9)
     10.19   -   Note Purchase Agreement issued to Capital Ventures
                 International(9)
     10.20   -   Note Purchase Agreement, dated February 26, 1997, issued to RGC
                 International Investors, LDC(10)
     10.21   -   Registration Rights Agreement, dated February 26, 1997, issued to RGC International Investors, LDC(10)
     10.22   -   Seventh Amendment to the Sublease Agreement with Medical
                 Biology Institute(9)
     23.1    -   Independent Auditors' Consent
     27.1    -   Financial Data Schedule

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

7 Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

8 Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed December 15, 1995.

9 Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.

10 Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K filed March 10, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 2, 1998
                                        LIDAK PHARMACEUTICALS

                                        By: /s/David H. Katz
                                           --------------------------------
                                           David H. Katz, M.D.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                        Title                                  Date
---------                                        -----                                  ----
/s/David H. Katz                        President and Chief                             January 2, 1998
------------------------------------    Executive Officer
David H. Katz, M.D.                     (Principal Executive Officer)


/s/Jeffery B. Weinress                  Vice President and Chief                        January 2, 1998
------------------------------------    Financial Officer
Jeffery B. Weinress                     (Principal Financial and Accounting Officer)



/s/Daniel J. Paracka                    Chairman of the Board                           January 2, 1998
------------------------------------
Daniel J. Paracka


/s/Helmer P.K. Agersborg, Jr.           Director                                        January 2, 1998
------------------------------------
Helmer P.K. Agersborg, Jr., Ph.D.


/s/William N. Jenkins                   Director                                        January 2, 1998
------------------------------------
William N. Jenkins


/s/Kenneth E. Olson                     Director                                        January 2, 1998
------------------------------------
Kenneth E. Olson


/s/Stuart A. Samuels                    Director                                        January 2, 1998
------------------------------------
Stuart A. Samuels


/s/Sidney N. Towle, Jr.                 Director                                        January 2, 1998
------------------------------------
Sidney N. Towle, Jr.

LIDAK PHARMACEUTICALS


INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        PAGE


INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS

Balance Sheets at September 30, 1996 and 1997                            F-3

Statements of Operations for the years ended
  September 30, 1995, 1996 and 1997, and the period
  August 31, 1988 (inception) to September 30, 1997                      F-4

Statements of Stockholders' Equity (Deficit) for the
  period August 31, 1988 (inception) to
  September 30, 1997                                                     F-5

Statements of Cash Flows for the years
  ended September 30, 1995, 1996 and 1997, and the period
  August 31, 1988 (inception) to September 30, 1997                     F-10

Notes to Financial Statements                                           F-12

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of LIDAK Pharmaceuticals:

We have audited the accompanying balance sheets of LIDAK Pharmaceuticals (a development stage enterprise) as of September 30, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997 and for the period August 31, 1988 (inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of LIDAK Pharmaceuticals at September 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 and the period August 31, 1988 (inception) to September 30, 1997 in conformity with generally accepted accounting principles.

The Company is in the development stage as of September 30, 1997. As discussed in Note 1 to the financial statements, the Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products.



DELOITTE & TOUCHE LLP


San Diego, California
November 25, 1997, except for the last paragraph of Note 6, as to which the date is December 29, 1997

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                              1996             1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 13,347,508       $ 14,428,834
  Short-term investments                                                  7,026,502
  Interest receivable                                                       338,403            109,528
  Prepaid and other                                                         825,924            231,834
                                                                       ------------       ------------

           Total current assets                                          21,538,337         14,770,196

PROPERTY - at cost (less accumulated depreciation
  of $266,668 and $372,951)                                                 275,972            219,748

PATENT COSTS (less accumulated amortization
  of $39,654 and $68,028)                                                   581,770            607,841

DEBT ISSUE COSTS                                                            185,015             93,758

OTHER ASSETS                                                                265,785             35,952
                                                                       ------------       ------------

TOTAL                                                                  $ 22,846,879       $ 15,727,495
                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                            $  5,721,087       $  2,415,461
  Accounts payable                                                        1,329,418            765,917
  Accrued compensation and payroll taxes                                    206,445            225,493
  Due to MBI                                                                 21,810             26,698
  Deferred revenue                                                          500,000
                                                                       ------------       ------------

           Total current liabilities                                      7,778,760          3,433,569
                                                                       ------------       ------------


COMMITMENTS - (Notes 2,4,5,6, and 9)

STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      34,054,022 and 38,589,399 shares issued and outstanding            49,216,569         57,551,618
    Class B -  510,000 shares authorized;  283,000 shares
     issued and outstanding (convertible to Class A Common Stock)           147,748            147,748
  Deficit accumulated during the development stage                      (34,296,198)       (45,405,440)
                                                                       ------------       ------------

           Total stockholders' equity                                    15,068,119         12,293,926
                                                                       ------------       ------------

TOTAL                                                                  $ 22,846,879       $ 15,727,495
                                                                       ============       ============


See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------



                                                                                           AUGUST 31, 1988
                                                 YEARS ENDED SEPTEMBER 30,                 (INCEPTION) TO
                                      ------------------------------------------------       SEPTEMBER 30,
                                           1995             1996               1997             1997

REVENUES:
  License fees/Contract research                        $  3,016,800        $   525,000        $ 4,507,625
  Federal research grants                                     58,000            141,869            940,646
  Interest and other                  $    884,589         1,083,238            880,685          4,100,299
                                      ------------      ------------       ------------       ------------

           Total revenues                  884,589         4,158,038          1,547,554          9,548,570
                                      ------------      ------------       ------------       ------------

EXPENSES:
  Research and development               7,715,807         4,576,426          7,627,129         32,015,938
  General and administrative             3,341,783         2,745,166          2,958,535         17,234,877
  Interest                                                 2,966,687          2,071,132          5,169,925
  Cost of contract research                                                                        533,270
                                      ------------      ------------       ------------       ------------

           Total expenses               11,057,590        10,288,279         12,656,796         54,954,010
                                      ------------      ------------       ------------       ------------

NET LOSS                             $ (10,173,001)     $ (6,130,241)      $(11,109,242)      $(45,405,440)
                                     =============      ============       ============       ============

NET LOSS PER SHARE                   $       (0.35)     $      (0.19)      $      (0.30)
                                     =============      =============      ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                           29,338,418         32,072,944        36,779,774
                                     =============      =============      ============


See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                   CONVERTIBLE PREFERRED STOCK                         COMMON STOCK
                                           ------------------------------------------  ---------------------------------------------
                                                 SERIES A            SERIES B                CLASS A                CLASS B
                                           ------------------  ----------------------  ----------------------   --------------------
                                             SHARES    AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT        SHARES    AMOUNT
                                           ----------  ------  ----------  ----------  ----------  ----------   ----------  --------

BALANCE, AUGUST 31, 1998 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                                                            4,235,000  $ 52,937
Issuance of preferred stock in October
  1988 for license and other rights         2,000,000  $    1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                                                                    80,000     4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                                                                    80,000     4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 Shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market
  value of $.05 per share)                                                                                                  $ 22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                                                               400,000    20,000
Collection on notes receivable
Net loss
                                           ----------  ------  ----------  ----------  ----------  ----------   ----------  --------
BALANCE, SEPTEMBER 30, 1989                 2,000,000       1                                                    4,795,000   103,437

Conversion of advances to common stock in
  October 1989 at $.50 per share                                                                                   250,000   125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totaling $1,033,280)                                                      5,000,000  $3,966,620
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totaling $97,500)                                                           750,000     652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                                                                     21,500    10,750
Forgiveness of compensation obligation                                                                                        66,923
Collection on notes receivable
Net loss
                                           ----------  ------  ----------  ----------  ----------  ----------   ----------  --------
BALANCE, SEPTEMBER 30, 1990                 2,000,000       1                           5,750,000   4,619,320    5,066,500   306,110


                                                       DEFICIT
                                                     ACCUMULATED         NOTES
                                                     DURING THE       RECEIVABLE
                                                     DEVELOPMENT         FROM
                                                        STAGE        STOCKHOLDERS           TOTAL
                                                     -----------     ------------        -----------
BALANCE, AUGUST 31, 1998 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                                                $   (14,525)        $    38,412
Issuance of preferred stock in October
  1988 for license and other rights                                                                1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                                               4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                                               4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125 per
  share (with an estimated fair market
  value of $.05 per share)                                                                    22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                                          20,000
Collection on notes receivable                                             1,635               1,635
Net loss                                             $  (409,718)                           (409,718)
                                                     -----------     ------------        -----------

BALANCE, SEPTEMBER 30, 1989                             (409,718)        (12,890)           (319,170)

Conversion of advances to common stock in
  October 1989 at $.50 per share                                                             125,000
Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totaling $1,033,280)                                                         3,966,820
Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totaling $97,500)                                                              652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                                               10,750
Forgiveness of compensation obligation                                                        66,923
Collection on notes receivable                                            12,890              12,890
Net loss                                              (2,319,231)                         (2,319,231)
                                                     -----------     ------------        -----------

BALANCE, SEPTEMBER 30, 1990                           (2,728,949)              --          2,196,482




                                                                                       (Continued)-1



LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------


                                                  CONVERTIBLE PREFERRED STOCK                         COMMON STOCK
                                          ------------------------------------------  ---------------------------------------------
                                                SERIES A            SERIES B                CLASS A                CLASS B
                                          ------------------  ----------------------  ----------------------   --------------------
                                            SHARES    AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT        SHARES    AMOUNT
                                          ----------  ------  ----------  ----------  ----------  ----------   ----------  --------

Exercise of stock options in November
  1990 at $.50 per share                                                                                            2,000  $  1,000
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                             960,003  $  769,670
Conversion of common stock                                                               115,000  $    5,750     (115,000)   (5,750)
Net loss
                                          ----------  ------  ----------  ----------  ----------  ----------   ----------  --------
BALANCE, SEPTEMBER 30, 1991                2,000,000  $    1     960,003     769,670   5,865,000   4,625,070    4,953,500   301,360

Issuance of preferred stock in February
  1992 for cash (net of stock issue
  costs totaling $428,605)                                     4,266,680   3,571,395
Exercise of stock options in March 1992
  at %.50 per share                                                                                               119,000    59,500
Exercise of Class A Warrants in May
  1992 at $1.50 per share for cash (net
  of stock issue costs totaling
  $317,930)                                                                            5,650,200   8,157,370
Conversion of common stock                                                               395,000       6,250     (395,000)   (6,250)
Net loss
                                          ----------  ------  ----------  ----------  ----------  ----------   ----------  --------
BALANCE, SEPTEMBER 30, 1992                2,000,000       1   5,226,683   4,341,065  11,910,200  12,788,690    4,677,500   354,610

Exercise of Unit Purchase Options
  between October 1992 and
  September 1993 for cash                                                                793,645     600,010
Exercise of Class A Warrants between
  October 1992 and September 1993 at
  $.9450 per share for cash                                                              793,645     749,995
Exercise of Class B Warrants between
  October 1992 and September 1993 at
  $2.25 per share for cash (net of
  stock issue costs totaling $8,720)                                                      96,897     209,298
Exercise of Class C Warrants between
  October 1992 and September 1993 at
  $1.00 per share for cash (net of
  stock issue costs totaling $4,122)                                                     103,050      98,928
Exercise of Class D Warrants between
  October 1992 and September 1993 at
  $1.50 per share for cash (net of
  stock issue costs totaling $42,125)                                                    836,335   1,212,376
Exercise of Class E Warrants between
  October 1992 and September 1993 at
  $.20 per share for cash                                                                315,000      63,000
Exercise of Class F Warrants between
  October 1992 and September 1993 at
  $100,000 per warrant for cash                                  320,000     300,000


                                                       DEFICIT
                                                     ACCUMULATED         NOTES
                                                     DURING THE       RECEIVABLE
                                                     DEVELOPMENT         FROM
                                                        STAGE        STOCKHOLDERS           TOTAL
                                                     -----------     ------------        -----------
Exercise of stock options in November
  1990 at $.50 per share                                                                 $     1,000
Issuance of preferred stock in July 19
  for cash (net of stock issue costs
  totaling $130,339)                                                                         769,670
Conversion of common stock
Net loss                                             $(1,949,588)                         (1,949,588)
                                                     -----------     ------------        -----------

BALANCE, SEPTEMBER 30, 1991                           (4,678,537)            -             1,017,564

Issuance of preferred stock in February
  1992 for cash (net of stock issue
  costs totaling $428,605)                                                                 3,571,395
Exercise of stock options in March 199
  at %.50 per share                                                                           59,500
Exercise of Class A Warrants in May
  1992 at $1.50 per share for cash (ne
  of stock issue costs totaling
  $317,930)                                                                                8,157,370
Conversion of common stock
Net loss                                              (2,361,655)                         (2,361,855)
                                                     -----------     ------------        -----------
BALANCE, SEPTEMBER 30, 1992                           (7,040,392)           -             10,443,974

Exercise of Unit Purchase Options
  between October 1992 and
  September 1993 for cash                                                                    600,010
Exercise of Class A Warrants between
  October 1992 and September 1993 at
  $.9450 per share for cash                                                                  749,995
Exercise of Class B Warrants between
  October 1992 and September 1993 at
  $2.25 per share for cash (net of
  stock issue costs totaling $8,720)                                                         209,298
Exercise of Class C Warrants between
  October 1992 and September 1993 at
  $1.00 per share for cash (net of
  stock issue costs totaling $4,122)                                                          98,928
Exercise of Class D Warrants between
  October 1992 and September 1993 at
  $1.50 per share for cash (net of
  stock issue costs totaling $42,125)                                                      1,212,376
Exercise of Class E Warrants between
  October 1992 and September 1993 at
  $.20 per share for cash                                                                     63,000
Exercise of Class F Warrants between
  October 1992 and September 1993 at
  $100,000 per warrant for cash                                                              300,000

                                                                (CONTINUED)-2

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                 CONVERTIBLE PREFERRED STOCK                         COMMON STOCK
                                         ------------------------------------------  ----------------------------------------------
                                               SERIES A            SERIES B                CLASS A                  CLASS B
                                         ------------------  ----------------------  ----------------------     -------------------
                                           SHARES    AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT          SHARES    AMOUNT
                                         ----------  ------  ----------  ----------  ----------  ----------     ----------  -------
Exercise of Preferred Stock Units
 between October 1992 and September
 1993 for cash                                                 96,000     $ 90,000
Exercise of stock options in August
 1993 and September 1993 at exercise
 prices ranging from $0.81 to $1.53
 per share                                                                             27,480    $   37,480
Compensation expense related to stock
 options granted at an exercise price
 below fair market value                                                                            163,333
Cancellation of Series A Preferred and
 Class B Common Stock in July 1993       (1,500,000)                                                 28,003    (2,240,250) $(28,003)
Issuance of Class A Common Stock in
 July 1993 in connection with
 amendment to a license agreement                                                   1,500,000     2,670,000
Conversion of preferred and common
 stock                                     (100,000)       (5,642,653)  (4,731,065) 6,040,653     4,790,121      (298,000)  (59,056)
Cancellation of partial shares                                    (30)
Net Loss
                                         ----------  ----  ----------   ----------  ---------     ---------    ----------  --------
BALANCE, SEPTEMBER 30, 1993                 400,000  $  1           -            -  22,416,905    23,411,234    2,139,250   267,551

Exercise of non-redeemable Class B
 Warrants in April 1994 at $1.4175 per
 share for cash                                                                         17,202        24,384
Exercise of redeemable Class B Warrants
 between October 1993 and June 1994 at
 $2.25 per share for cash (net of
 stock issue costs totaling $541,340)                                                4,312,060     9,160,795
Exercise of Class C Warrants between
 October 1993 and September 1994 at
 $1.00 per share for cash (net of
 commissions totaling $4,414)                                                          106,340       101,926
Exercise of Class D Warrants between
 October 1993 and September 1994 at
 $1.50 per share for cash (net of
 commissions totaling $2,875)                                                           78,335       114,627
Exercise of Class F Warrants between
 October 1993 and November 1993 at
 $100,000 per warrant for cash                                106,666      100,000
Exercise of stock options between
 October 1993 and Septemnber 1994 at
 exercise prices ranging from $0.50
 to $2.4375 per share                                                                  113,267       156,048
Compensation expense related to stock
 options granted at an exercise price
 below fair market value                                                                             245,000
Issuance of Class A Common Stock in
 connection with Stock Purchase
 Agreement in September 1994 (net
 of issue costs of $192,215)                                                           522,449     1,807.785
Conversion of preferred and common
 stock                                     (400,000)   (1)   (106,666)    (100,000)    653,416       113,911     (146,750)  (13,910)
Cancellation of Class A Common and Class
 B Common Stock between January 1994 and
 May 1994                                                                              (70,000)       20,794   (1,546,500)  (20,794)
Cancellation of partial shares                                                              (3)
Net loss
                                         ----------  ----  ----------   ----------  ----------    ----------   ----------  --------
BALANCE, SEPTEMBER 30, 1994                       -     -           -            -  28,149,971    35,156,504      446,000   232,847

                                                       DEFICIT
                                                     ACCUMULATED         NOTES
                                                     DURING THE       RECEIVABLE
                                                     DEVELOPMENT         FROM
                                                        STAGE        STOCKHOLDERS           TOTAL
                                                     -----------     ------------        -----------
Exercise of Preferred Stock Units
 between October 1992 and September
 1993 for cash                                                                           $    90,000
Exercise of stock options in August
 1993 and September 1993 at exercise
 prices ranging from $0.81 to $1.53
 per share                                                                                    37,480
Compensation expense related to stock
 options granted at an exercise price
 below fair market value                                                                     163,333
Cancellation of Series A Preferred and
 Class B Common Stock in July 1993
Issuance of Class A Common Stock in
 July 1993 in connection with
 amendment to a license agreement                                                          2,670,000
Conversion of preferred and common
 stock
Cancellation of partial shares
Net Loss                                            $ (6,139,223)                         (6,139,223)
                                                    ------------        --------         -----------
BALANCE, SEPTEMBER 30, 1993                         (13,1379,615)                         10,499,171

Exercise of non-redeemable Class B
 Warrants in April 1994 at $1.4175 per
 share for cash                                                                               24,384
Exercise of redeemable Class B Warrants
 between October 1993 and June 1994 at
 $2.25 per share for cash (net of
 stock issue costs totaling $541,340)                                                      9,160,795
Exercise of Class C Warrants between
 October 1993 and September 1994 at
 $1.00 per share for cash (net of
 commissions totaling $4,414)                                                                101,926
Exercise of Class D Warrants between
 October 1993 and September 1994 at
 $1.50 per share for cash (net of
 commissions totaling $2,875)                                                                114,627
Exercise of Class F Warrants between
 October 1993 and November 1993 at
 $100,000 per warrant for cash                                                               100,000
Exercise of stock options between
 October 1993 and Septemnber 1994 at
 exercise prices ranging from $0.50
 to $2.4375 per share                                                                        156,048
Compensation expense related to stock
 options granted at an exercise price
 below fair market value                                                                     245,000
Issuance of Class A Common Stock in
 connection with Stock Purchase
 Agreement in September 1994 (net
 of issue costs of $192,215)                                                               1,807.785
Conversion of preferred and common
 stock
Cancellation of Class A Common and Class
 B Common Stock between January 1994 and
 May 1994
Cancellation of partial shares
Net loss                                              (4,813,341)                         (4,813,341)
                                                     -----------          ---------       ----------
BALANCE, SEPTEMBER 30, 1994                          (17,992,956)                 -       17,396,395

                                                                 (Continued) - 3

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------


                                                   CONVERTIBLE PREFERRED STOCK                         COMMON STOCK
                                           ------------------------------------------  --------------------------------------------
                                                 SERIES A            SERIES B                CLASS A                CLASS B
                                           ------------------  ----------------------  ----------------------   -------------------
                                             SHARES    AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT        SHARES    AMOUNT
                                           ----------  ------  ----------  ----------  ----------  ----------   ----------  -------

Exercise of non-redeemable Class B
  Warrants in January and February,
  1995 at $1.4175 per share for cash                                                       97,202  $  137,783
Exercise of Class C Warrants between
  October 1994 and June, 1995 at
  $1.00 per share for cash (net
  commissions totaling $26,743)                                                           415,600     388,857
Exercise of Class D Warrants between
  April, 1995 and September, 1995 at
  $1.50 per share for cash                                                                153,335     230,003
Exercise of Class E Warrants in April
  and August, 1995 at $0.20 per share
  for cash                                                                                 85,000      17,000
Exercise of stock options between
  October, 1994 and September, 1995
  at exercise prices ranging from
  $0.50 per share to $3.56 per share                                                      842,956   1,121,771
Compensation expense related to stock
  options granted at an exercise price
  below fair market value                                                                             129,792
Conversion of common stock                                                                103,000      53,774    (103,000) $(53,774)
Net loss
                                           ----------  ------  ----------  ----------  ----------  ----------   ---------  --------
BALANCE, SEPTEMBER 30, 1995                         -       -           -           -  29,847,064  37,235,484     343,000   179,073

Exercise of Class D Warrants between
  October, 1995 and September, 1996
  at $1.50 per share for cash                                                              78,334     117,500
Exercise of Class E Warrants in March,
  1996 at $0.20 per share for cash                                                         25,000       5,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in November 1995 (net of
  issue costs of $83,495)                                                                 481,651   1,416,505
Conversion of Convertible Notes to Class A
  Common Stock between February and
  September, 1995 (including interest and
  discount applied of $2,263,276 and net
  of issue costs of $402,268)                                                           3,419,166  10,147,676
Exercise of stock options between October,
  1995 and September, 1998 at exercise
  prices ranging from $0.50 per share to
  $3.56 per share                                                                         142,807     263,079
Conversion of common stock                                                                 60,000      31,325     (60,000)  (31,325)
Net loss
                                           ----------  ------  ----------  ----------  ----------  ----------   ---------   -------
BALANCE, SEPTEMBER 30, 1996                         -       -           -           -  34,054,022  49,216,569     283,000   147,748



                                                       DEFICIT
                                                     ACCUMULATED         NOTES
                                                     DURING THE       RECEIVABLE
                                                     DEVELOPMENT         FROM
                                                        STAGE        STOCKHOLDERS           TOTAL
                                                     -----------     ------------        -----------


Exercise of non-redeemable Class B
  Warrants in January and February,
  1995 at $1.4175 per share for cash                                                     $    137,783
Exercise of Class C Warrants between
  October 1994 and June, 1995 at
  $1.00 per share for cash (net
  commissions totaling $26,743)                                                               388,857
Exercise of Class D Warrants between
  April, 1995 and September, 1995 at
  $1.50 per share for cash                                                                    230,003
Exercise of Class E Warrants in April
  and August, 1995 at $0.20 per share
  for cash                                                                                     17,000
Exercise of stock options between
  October, 1994 and September, 1995
  at exercise prices ranging from
  $0.50 per share to $3.56 per share                                                        1,121,771
Compensation expense related to stock
  options granted at an exercise price
  below fair market value                                                                     129,792
Conversion of common stock
Net loss                                             $(10,173,001)                        (10,173,001)
                                                     ------------       ------------      -----------
BALANCE, SEPTEMBER 30, 1995                           (28,165,957)                -         9,248,600

Exercise of Class D Warrants between
  October, 1995 and September, 1996
  at $1.50 per share for cash                                                                 117,500
Exercise of Class E Warrants in March,
  1996 at $0.20 per share for cash                                                              5,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in November 1995 (net of
  issue costs of $83,495)                                                                   1,416,505
Conversion of Convertible Notes to Class A
  Common Stock between February and
  September, 1995 (including interest and
  discount applied of $2,263,276 and net
  of issue costs of $402,268)                                                              10,147,676
Exercise of stock options between October,
  1995 and September, 1998 at exercise
  prices ranging from $0.50 per share to
  $3.56 per share                                                                             263,079
Conversion of common stock
Net loss                                               (6,130,241)                         (6,130,241)
                                                      -----------     ------------        -----------
BALANCE, SEPTEMBER 30, 1996                           (34,296,198)               -         15,068,119

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------


                                                   CONVERTIBLE PREFERRED STOCK                         COMMON STOCK
                                           ------------------------------------------  --------------------------------------------
                                                 SERIES A            SERIES B                CLASS A                CLASS B
                                           ------------------  ----------------------  ----------------------   -------------------
                                             SHARES    AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT        SHARES    AMOUNT
                                           ----------  ------  ----------  ----------  ----------  ----------   ----------  -------

Exercise of Class D Warrants between
  January and September, 1997 at $1.50
  per share for cash                                                                      321,085  $  481,628
Exercise of Class E Warrants in October,
  1996 at $0.20 per share for cash                                                         75,000      15,000
Conversion of Convertible Notes to Class
  A Common Stock between October, 1996
  and January, 1997 (including interest
  and discount applied of $684,383 and
  net of issue costs of $79,922)                                                        2,093,852   3,144,577
Exercise of stock options between
  October, 1996 and September, 1997 at
  exercise prices ranging from $0.9375
  per share to $1.0625 per share                                                           33,800      34,564
Compensation expense related to
  valuation of stock options granted to
  non-employees for services rendered                                                                  86,167
Discount on Convertible Notes issued in
  February, 1997                                                                                    1,058,823
Conversion of Convertible Note to Class A
  Common Stock between June, 1997 and
  September, 1997 including interest of
  $86,345 and net of issue costs of
  $156,593)                                                                             2,011,640   3,514,290
Net loss
                                           ----------  ------  ----------  ----------  ---------- -----------   ---------- --------
BALANCE, SEPTEMBER 30, 1997                         -       -           -           -  35,589,399 $57,551,618      283,000 $147,748
                                           ==========  ======  ==========  ==========  ========== ===========   ========== ========


                                                       DEFICIT
                                                     ACCUMULATED         NOTES
                                                     DURING THE       RECEIVABLE
                                                     DEVELOPMENT         FROM
                                                        STAGE        STOCKHOLDERS            TOTAL
                                                     -----------     ------------        ------------
Exercise of Class D Warrants between
  January and September, 1997 at $1.50
  per share for cash                                                                     $    481,628
Exercise of Class E Warrants in October,
  1996 at $0.20 per share for cash                                                             15,000
Convedrsion of Convertible Notes to Class
  A Common Stock between October, 1996
  and January, 1997 (including interest
  and discount applied of $684,383 and
  net of issue costs of $79,922)                                                            3,144,577
Exercise of stock options between
  October, 1996 and September, 1997 at
  exercise prices ranging from $0.9375
  per share to $1.0625 per share                                                               34,564
Compensation expense related to
  valuation of stock options granted to
  non-employees for services rendered                                                          86,167
Discount on Convertible Notes issued in
  February, 1997                                                                            1,058,823
Conversion of Convertible Note to Class A
  Common Stock between June, 1997 and
  September, 1997 including interest of
  $86,345 and net of issue costs of
  $156,593)                                                                                 3,514,290
Net loss                                            $(11,109,242)                         (11,109,242)
                                                    ------------     ------------        ------------
BALANCE, SEPTEMBER 30, 1997                         $(45,405,440)               -        $ 12,293,926
                                                    ============     ============        ============



See notes to financial statements.                             (Concluded)-6

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------


                                                                                                             AUGUST 31, 1988
                                                                YEARS ENDED SEPTEMBER 30,                    (INCEPTION) TO
                                                   ----------------------------------------------------       SEPTEMBER 30,
                                                        1995              1996                 1997                1997
OPERATING ACTIVITIES:
  Net Loss                                         $(10,173,001)       $ (6,130,241)       $(11,109,242)       $(45,405,440)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
    Depreciation and amortization                        84,867             292,943             136,820             733,703
    Non-cash interest expense                                             2,771,030           1,434,482           4,205,512
    Technology license fee                                                                                        3,545,713
    Compensation paid with common stock
      and stock options                                 129,792                                  86,167             661,792
    Compensation forgiven by stockholder                                                                             66,923
    Imputed interest on technology
      license fee                                                                                                    82,613
    Changes in assets and liabilities:
      Interest receivable                               (16,913)           (283,652)            228,875            (109,528)
      Prepaid and other                                 (77,111)           (908,513)            823,923            (267,786)
      Patent costs                                     (113,535)           (163,822)            (54,445)           (675,869)
      Organizational costs                                                                                          (20,242)
      Accounts payable                                  812,040            (190,813)           (563,501)            765,917
      Accrued compensation and payroll taxes             44,436              37,560              19,048             225,493
      Due to MBI                                          1,064               5,483               4,888              26,698
      Deferred revenue                                                      500,000            (500,000)
                                                     ----------          ----------          ----------         ------------
        Net cash used for operating
          activities:                                (9,308,361)         (4,070,025)         (9,492,985)        (36,164,501)
                                                     ----------          ----------          ----------         ------------

INVESTING ACTIVITIES:
  Short-term investments                              7,115,856          (1,235,350)          7,026,502
  Capital expenditures                                  (92,871)           (122,425)            (50,059)           (592,699)
  Note receivable - employee                            138,649
                                                     ----------          ----------          ----------         ------------

        Net cash provided by (used for)
          investing activities                        7,161,634          (1,357,775)          6,976,443            (592,699)
                                                     ----------          ----------          ----------         ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common
      and preferred stock                             1,922,157           1,885,579             531,192          39,209,463
  Proceeds from issuance of convertible
      notes payable                                                      13,500,000           6,000,000          19,500,000

See notes to financial statements.                                (Continued)-1

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                                                                            AUGUST 31, 1988
                                                             YEARS ENDED SEPTEMBER 30,                      (INCEPTION) TO
                                                  --------------------------------------------------         SEPTEMBER 30,
                                                       1995              1996              1997                  1997
FINANCING ACTIVITIES (Continued):
  Debt issue costs                                                      (771,351)            (296,059)         (1,067,410)
  Repayment of convertible notes payable                                                   (2,673,217)         (3,341,521)
  Stock issue costs                                  (26,743)            (83,495)                              (2,913,703)
  Advances for purchase of common stock                                                                           125,000
  Collection of notes receivable for
    common stock                                                                                                   14,525
  Proceeds from stockholder loans                                                                                 322,788
  Repayment of stockholder loans                                                                                 (322,788)
  Proceeds from issuance of
    subordinated notes payable -
      net of issue costs                                                                                          538,750
  Repayment of subordinated notes payable                                                                        (625,000)
  Payment on technology license fee                                                                              (958,326)
                                                ------------        ------------       ------------         -------------
      Net cash provided by financing
         activities                                1,895,414          14,530,733           2,893,612           50,481,778
                                                ------------        ------------       ------------         -------------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                      (251,313)          9,102,933           1,081,326           14,428,834

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           4,495,888           4,244,575          13,347,508
                                                ------------        ------------        ------------         -------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $  4,244,575        $ 13,347,508        $ 14,428,834        $  14,428,834
                                                ============        ============       =============        =============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Interest paid                                                   $     77,433        $    784,224        $     993,763
                                                                    ============       =============        =============



See notes to financial statements.                                (Concluded) -2

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS - LIDAK Pharmaceuticals (the "Company") was incorporated in the state of California on August 31, 1988. The Company is organized to engage in research, development, and commercialization of innovative pharmaceutical products.

        BASIS OF ACCOUNTING - The Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products. The Company has completed certain clinical trials on two of its products under Investigational New Drug ("IND") applications filed with the United States Food & Drug Administration ("FDA"). The Company is also currently performing research in connection with other technologies. Accordingly, the Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards ("SFAS") No. 7. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a "development stage enterprise" and that the Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows disclose activities since the date of the Company's inception.

        CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less, or other investments which provide for liquidity within three months. Short-term investments represent certificates of deposit, U.S. government securities, commercial paper, and other money market instruments with maturities of approximately one year or less. Cash equivalents and short-term investments are carried at cost, which approximates market value. At October 1, 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, management determined that the appropriate classification of its investments is "held-to-maturity" (See
Note 3).

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

        PROPERTY - Property is recorded at cost and represents primarily scientific equipment. Depreciation is provided over the estimated useful lives of the property (generally five years) on the straight-line method. Depreciation expense for the years ended September 30, 1995, 1996 and 1997 and the period from inception to September 30, 1997 was $74,799, $87,939 and $106,283 and $372,951, respectively.

        PATENT COSTS - Legal expenses incurred in connection with applications for patents are capitalized. Amortization of the costs of approved patent applications is provided over the useful lives of the patents. For patent applications that are abandoned, accumulated costs are charged to expense.

        DEBT ISSUE COSTS - Debt issue costs represent costs related to the issuance of the Convertible Note issued February 26, 1997 (the "1997 Note") and the Convertible Notes issued in fiscal year 1996 (the "95/96 Notes"). The debt issue costs are amortized over the life of the notes to the extent that the notes are not converted or repaid (See Note 5). The Company recorded debt issue costs in the amount of $296,059 in connection with the 1997 Note. As of September 30, 1997, $45,708 of debt issue costs were amortized and $156,593 were reclassified to stock issue costs in connection with conversion of the 1997 Note. The debt issue costs related to the 95/96 Notes have been fully amortized or reclassified to stock issue costs in connection with the conversion of the 95/96 Notes (See Note 5).

        DEFERRED REVENUE - Deferred Revenue represents payments received under licensing agreements that required additional performance by the Company prior to recognition of such amounts as revenue.

        REVENUES - Revenues from license fees are recognized when the performance requirements of the license agreements are met. Revenues from federal research grants and contracts are recognized during the period in which the related expenditures are incurred. Revenues from research contracts are recognized on the percentage of completion method. Under this method, revenues and costs are recognized as the work is performed based on the ratio that incurred costs bear to the estimated total costs. Provisions for anticipated losses on such contracts would be made in the period in which they first become determinable.

        RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

          NET LOSS PER SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"). This Statement requires the presentation of EPS to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, as if such equivalents are converted into common stock and is calculated substantially in the same manner as fully diluted EPS in accordance with the current standard, Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share".

          The Company will be required to adopt the new method of reporting EPS for the quarter ending December 31, 1997. In the accompanying statements of operations for the years ended September 30, 1995, 1996 and 1997, the Company has presented its net loss per share under APB No. 15. This presentation is consistent with the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, implementing SFAS No. 128 is not expected to have a material impact on the Company's net loss per share.

        ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and purchase plans. The Company has opted under SFAS No. 123, "Accounting for Stock-based Compensation" to disclose the impact of its stock-based compensation rather than recognize it in the financial statements. The pro forma effects of applying SFAS No. 123 are not necessarily representative of the effects on reported net income or loss for future years. See Note 4.

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

2.      MBI LICENSE AGREEMENT

        Medical Biology Institute ("MBI"), is a non-profit research organization incorporated in 1981 to conduct interdisciplinary basic research in biological sciences. The President, Chief Executive Officer and director of the Company is also the President, Chief Executive Officer and a director of MBI.

        The Company and MBI entered into a twenty year licensing agreement ("Agreement") as of October 10, 1988 which granted the Company an exclusive, worldwide license to all existing technology of MBI and a right of first preference to license future technology arising from the research and development efforts of MBI. As consideration for entering into this initial Agreement, MBI was granted 2,000,000 shares of the Company's convertible preferred stock, which was recorded at the nominal value of $1. Upon completion by the Company of its initial capitalization in May 1990, the Company became obligated to MBI for $900,000 payable in three equal annual installments. The payments were made in May 1990, 1991 and 1992, respectively. The present value of the obligation (approximately $818,000) as of May 1990 was reflected in the financial statements as a charge to research and development expense in May 1990. In addition, MBI shall receive 10% of all net license fees and 20% of royalties relating to sub licenses of the licensed technology. For products manufactured and sold by the Company, MBI will receive royalties of 6% and 3% of sales relating to patented (issued or pending) and non patented licensed technology, respectively. Under this initial Agreement, if the annual fees and royalties paid to MBI failed to exceed $100,000 for the calendar year ending December 31, 1995 or any calendar year thereafter then MBI had the right to convert the license to a non-exclusive license upon six months notice. Fees and royalties on future technology are subject to negotiation.

        In July 1993 the Agreement was amended. Pursuant to the terms of the amendment, the Company issued 1,500,000 shares of Class A common stock to MBI as consideration for a 5-year extension to its exclusive technology rights (until October 10, 2013) and a 5-year postponement (until December 31, 2000) of the Company's obligation to pay minimum royalties to MBI. Additionally, MBI waived its rights to 1,500,000 shares of the Company's convertible preferred stock which were being held in escrow. The remaining 500,000 shares of convertible preferred stock held by MBI were converted into the Company's Class A common stock in fiscal 1993 and 1994. The value of the common stock issued ($2,670,000) was reflected in the financial statements as a charge to research and development expense in July 1993.

        In November 1993 the Company and MBI entered into a Grant-in-Aid agreement as an addendum to the Agreement. Under this grant the Company agreed to provide direct laboratory support to fund a specific research program. Such grant will automatically renew for additional one year periods until terminated in writing by the Company.

        In July 1994 the Agreement was further amended to provide for future research funding and support for projects not included in the Agreement. This amendment provides for the transfer of ownership rights for each specific project during the time it is being funded by the Company.

3.      SHORT-TERM INVESTMENTS

        At September 30, 1996, the Company had short-term investments of $7,026,502 representing corporate debt securities at cost which approximated fair value.

4.      STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

        Common stock consists of Class A and B. Each share of Class A and B common stock (i) participates equally in dividends, (ii) is entitled to one and five votes, respectively, and (iii) upon liquidation of the Company, shares ratably in the net assets available for distribution, subject to the rights of Preferred Stock. Class B common stock automatically converts into Class A common stock at the option of the holder or upon sale or transfer to someone other than a holder of Class B common stock.

Warrants

        Class D Warrants- Each Class D warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, upon 30 days written notice, at a price of $.05 per warrant, if the average closing price of the Company's Class A common stock for the 30 days prior to notice exceeds $3.45 per share. If the Company exercises its redemption right, it is obligated to redeem all outstanding Class D warrants. In January 1997, the Company extended the expiration of its Class D Warrants from February 26, 1997 to December 31, 1997. In November, 1997, the Company further extended the expiration date of its Class D Warrants from December 31, 1997 to June 30, 1999.

        Class E Warrants- Each Class E warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $.20 per share. There were no Class E Warrants outstanding at September 30, 1997.

        Class G Stock Purchase Warrants - Each Class G Stock Purchase Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $2.97 per share. Such warrants expire five years from the date of issuance. Class G Stock Purchase Warrants are issued in connection with conversion of the convertible note issued in February, 1997. See Note 5.

        Class H Stock Purchase Warrant - Each Class H Stock Purchase Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $2.40 per share. Such warrants expire on February 26, 2002.


                                          CLASS D           CLASS E         CLASS G          CLASS H
                                          WARRANTS          WARRANTS        WARRANTS         WARRANTS

  Balance at October 1, 1994              1,960,023          185,000
  Exercised                                (153,335)         (85,000)
                                         ----------       ----------       ------------      ----------

  Outstanding at September 30, 1995       1,806,688          100,000

  Exercised                                 (78,334)         (25,000)
                                         ----------       ----------       ------------      ----------

  Outstanding at September 30, 1996       1,728,354           75,000
  Issued                                                                      1,005,822         100,000
  Exercised                                (321,085)         (75,000)
                                         ----------       ----------       ------------      ----------

  Outstanding at September 30, 1997       1,407,269            -              1,005,822         100,000
                                         ==========       ==========       ============      ==========

  Exercise Price per Share               $     1.50            -           $       2.97      $     2.40
                                         ==========       ==========       ============      ==========


Stock Options

        In March 1994, the Company's shareholders approved the adoption of the 1994 Stock Option Plan ("the 1994 Plan") pursuant to which an aggregate of 750,000 shares of Class A Common Stock were reserved for issuance. Such options may be granted to officers, directors, employees and consultants of the Company. The options are to be granted at an exercise price of at least fair market value on the date of grant and generally vest over a three year period. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also an employee of the Company. The 1994 Plan terminates on January 14, 2004. In March, 1995, 1996 and 1997 the Company's shareholders voted to increase the shares reserved for issuance under the plan to an aggregate of 1,100,000, 1,350,000, and 2,000,000 shares, respectively. At September 30, 1997, there were 759,163 shares of Class A Common Stock remaining available for grant under the 1994 Plan.

        In September 1988, under an employment agreement with its President and Chief Executive Officer, the Company issued options to purchase 900,000 shares of Class B common stock at an option price of $.0125 per share representing the estimated fair market value on the date of grant. Effective in August 1990, the employment agreement was amended to provide for the grant of options to purchase an additional 600,000 shares of Class B common stock at an option price of $.0125 per share in return for the cancellation of certain anti-dilution rights. The options were fully exercisable when issued and expire on September 9, 2003. In July 1993 options to purchase 1,125,000 shares were canceled and replaced pursuant to certain of the July 1993 grants discussed below. As of September 30, 1997, fully vested options to purchase 375,000 shares of Class B common stock remained outstanding.

        In February 1993 the Company granted options to purchase 500,000 shares of Class A common stock to a consultant at an option price of $0.50 per share. In June 1994 the Company issued additional options to purchase 100,000 shares of Class A common stock at an exercise price of $2.25 per share pursuant to the consulting agreement. In February 1995, the consultant exercised options to purchase 500,000 shares of the Company's Class A Common Stock at the option price of $0.50 per share.

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

        The following summarizes all common stock option activity for the period October 1, 1994 to September 30, 1997:

                                                  NUMBER OF SHARES           WEIGHTED
                                            ---------------------------     AVERAGE OPTION
                                              CLASS A         CLASS B      PRICE PER SHARE
                                            -----------     -----------    ---------------
Outstanding at October 1, 1994             5,667,117           492,000          $2.33
  Granted                                    319,500                            $3.75
  Exercised                                 (795,956)          (47,000)         $1.33
  Canceled                                  (168,746)                           $2.13
                                           ---------           -------

Outstanding at September 30, 1995          5,021,915           445,000          $2.58
  Granted                                    243,500                            $2.58
  Exercised                                 (126,807)          (16,000)         $1.84
  Canceled                                   (18,586)                           $4.44
                                           ---------           -------

Outstanding at September 30, 1996          5,120,022           429,000          $2.59
  Granted                                    488,500                            $1.85
  Exercised                                  (33,800)                           $1.02
  Canceled                                  (269,279)                           $3.19
                                           ---------           -------

Outstanding at September 30, 1997          5,305,443           429,000          $2.51
                                           =========           =======          =====
Exercisable at September 30, 1997          4,681,356           429,000          $2.55
                                           =========           =======          =====

        The Company applies APB No. 25 and related Interpretations in accounting for its employee stock options (See Note 1). Accordingly, no compensation expense has been recognized for its stock option plan, as the options are granted at fair market value of the Company's Class A Common Stock. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for options granted under the option plan consistent with methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                    Years Ended September 30,
                                                   ---------------------------
                                                   1996                1997
                                                   ----                ----

Net loss
    As reported                                $ (6,130,241)      $ (11,109,242)
    Pro forma                                  $ (6,204,518)      $ (11,347,983)

Net loss per share
    As reported                                $      (0.19)      $       (0.30)
    Pro forma                .                 $      (0.19)      $       (0.31)


     The weighted average fair value per share of the options granted during the fiscal years 1996 and 1997 is estimated as $2.19 and $1.54, respectively, using the Black-Scholes option-pricing model and the following assumptions:

                                          Years Ended September 30,
                                          -------------------------
                                               1996         1997
                                              -----         -----
Risk-free interest rate                          6%            5%
Expected life (years)                          4.0           3.5
Expected volatility                            184%          161%
Expected dividends                               -             -

      The following table summarizes information concerning outstanding and exercisable options at September 30, 1997:

                               Options Outstanding
                               -------------------              Options Exercisable
                                    Weighted                  ------------------------
                                     Average       Weighted                   Weighted
                                    Remaining     Average                     Average
    Range of           Number      Contractual    Exercise      Number       Exercise
Exercise Prices      Outstanding   Life in Years   Price      Exercisable      Price
---------------      -----------   -------------   -----      -----------      -----
$0.01 - $0.50           429,000        5.45        $0.07        429,000         $0.07
$0.94 - $2.50         1,077,085        7.21        $1.89        542,035         $1.80
$2.75 - $2.75         3,530,104        5.82        $2.75      3,530,104         $2.75
$2.76 - $4.00           612,500        6.70        $3.42        531,473         $3.44
$5.75 - $6.44            85,754        6.90        $5.96         77,744         $5.91
                      ---------        ----        -----      ---------         -----
$0.01 - $6.44         5,734,443        6.16        $2.51      5,110,356         $2.54

5.      CONVERTIBLE NOTES PAYABLE

        Note Issued in February, 1997 - On February 26, 1997, the Company issued a $6 million Convertible Note Payable (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note accrues interest at an annual rate of 7%, beginning August 26, 1997 and is due and payable on February 26, 2000 if and to the extent the 1997 Note is not previously converted pursuant to its terms. The Company is recognizing the stated 7% annual interest ratably over the term of the 1997 Note. The 1997 Note is convertible (subject to certain maximum share limitations discussed below) at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the market price per share (as defined in the 1997 Note) on the date of conversion. Pursuant to the terms of the 1997 Note, the holder is entitled to receive (i) a Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of Class G Stock Purchase Warrants in the event that the Company prepays the 1997 Note. Each Class G Stock Purchase Warrant is exercisable beginning August 26, 1997, or the first date after February 26, 1997 when the trading price of the Class A Common Stock is $6 or more, for a period of five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

          The option to convert the 1997 Note at 85% of the average closing bid price of the Class A Common Stock effectively results in the issuance of the 1997 Note at an 18% discount. This discount, totaling $1,058,823, was recorded by the Company as equity in connection with the issuance of the 1997 Note. The discount was amortized as non-cash interest expense over the 90 days from the date of issuance with a corresponding increase to the principal amount of the 1997 Note.

          The $6 million principal amount of the 1997 Note is convertible into an aggregate maximum of 7,257,467 shares of Class A Common Stock. Through September 30, 1997, 2,011,640 shares of Class A Common Stock and 1,005,820 Class G Stock Purchase Warrants were issued in connection with the conversion of $3,584,540 in principal amount of the 1997 Note. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment.

          Notes Issued in Fiscal Year 1996 - Between November 1995 and January 1996, the Company issued $13.5 million of Convertible Notes Payable (the "95/96 Notes") as part of a private placement to institutional investors. The $13.5 million original principal amount of the 95/96 Notes was convertible into an aggregate maximum of 5,513,018 shares of Class A Common Stock at the option of the holders, with each individual note limited to a pro-rata amount of such number of shares. From October 1, 1996 through January 10, 1997, the Company issued a total of 2,093,852 shares of Class A Common Stock in connection with the conversion of $2,540,116 of the original principal amount of the 95/96 Notes resulting in the issuance of the maximum 5,513,018 shares of stock pursuant to the 95/96 Notes. The Company repaid certain holders of the 95/96 Notes $1,728,393 on December 19, 1996 and $1,635,810 on January 10, 1997, representing a total of $2,673,217 of original principal and $690,986 of premium and accrued interest in accordance with the provisions of the 95/96 Notes, thus retiring the entire balance of the principal and interest on the 95/96 Notes. The Company has no further obligation under the 95/96 Notes.

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

6.      LICENSE AGREEMENTS

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

        BRISTOL-MYERS SQUIBB - In February 1996, the Company entered into a license agreement with Bristol-Myers Squibb Company ("BMS") for the manufacture, marketing and distribution of LIDAKOL as a topical treatment for oral herpes exclusively in the U.S., Canada and all remaining major territories throughout the world which are not currently licensed to other parties, including Mexico, China, South and Central America, Australia and India, and portions of the Far East. In connection with this agreement, the Company received an initial license fee with a portion recorded as revenue in the year ended September 30, 1996 and the remainder recorded as deferred revenue at September 30, 1996. In the fiscal year ended September 30, 1997, the Company recognized the deferred revenue due to achievement of certain milestones. In November 1996, the Company reacquired from BMS the rights to market LIDAKOL in all territories covered in the license agreement, except the United States, Canada and Mexico, and on December 29, 1997, the BMS agreement was cancelled by BMS.

7.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                      September 30,
                                               -----------------------
                                               1996               1997
                                               ----               ----
Net operating loss carryforwards             $ 11,894,762        $ 15,799,913
Capitalized license fees                        1,136,879           1,073,719
Research credit carryforwards                   1,359,517           1,960,022
Capitalized research and development costs        663,639             794,301
Other                                            (138,077)           (183,202)
                                             ------------        ------------
Net deferred tax assets                        14,916,720          19,444,753
Valuation allowance for net deferred
    tax assets                                (14,916,720)        (19,444,753)
                                             ------------        ------------
                                                     --                  --
                                             ============        ============



      The Company has provided a valuation allowance against the net deferred tax assets recorded as of September 30, 1996 and 1997 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2011. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company. As of September 30, 1997, the Company had $43,853,798 and $14,493,667 of federal and California net operating loss carryforwards, respectively.

8.      OTHER RELATED PARTY TRANSACTIONS

        MBI - The Company has incurred charges relating to certain administrative and research services and facilities provided by MBI and the use of certain of MBI's facilities and equipment. Such charges to the Company are based on the usage of personnel and facilities and totaled $216,439, $218,867 and $223,262 and $1,613,727 for the years ended September 30, 1995, 1996 and 1997 and for the period from inception to September 30, 1997, respectively.

        H.C. Wainwright - In October 1995, the Company engaged H.C. Wainwright Asset Management to provide cash management services of the Company's investment portfolio. One of the Company's directors is a Vice President at Wainwright and receives a portion of the fee earned by Wainwright for such cash management services.

9.      COMMITMENTS

        OPERATING LEASES - The Company leases its facilities from MBI under a month to month operating lease. Lease expense for the years ended September 30, 1995, 1996 and 1997 and the period from inception to September 30, 1997 was $372,201, $410,391, $448,251 and $2,424,726, respectively.

10.     EMPLOYEE SAVINGS PLAN

        The Company has an employee savings plan established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 15% of their salary, subject to annual limits. The Company is not required to make matching contributions. The Company did not make any such contributions in fiscal years 1995, 1996 and 1997.

                                   * * * * * *