Form 10-K/A
period 1997-09-30
LIDAK PHARMACEUTICALS
filed 1998-01-09
CIK 858803

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

Date: January 8, 1998
                                        LIDAK PHARMACEUTICALS

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

Signature                                        Title                                  Date
---------                                        -----                                  ----
/s/David H. Katz                        President and Chief                             January 8, 1998
------------------------------------    Executive Officer
David H. Katz, M.D.                     (Principal Executive Officer)


/s/Jeffery B. Weinress                  Vice President and Chief                        January 8, 1998
------------------------------------    Financial Officer
Jeffery B. Weinress                     (Principal Financial and Accounting Officer)



/s/Daniel J. Paracka                    Chairman of the Board                           January 8, 1998
------------------------------------
Daniel J. Paracka


/s/Helmer P.K. Agersborg, Jr.           Director                                        January 8, 1998
------------------------------------
Helmer P.K. Agersborg, Jr., Ph.D.


/s/William N. Jenkins                   Director                                        January 8, 1998
------------------------------------
William N. Jenkins


/s/Kenneth E. Olson                     Director                                        January 8, 1998
------------------------------------
Kenneth E. Olson


/s/Stuart A. Samuels                    Director                                        January 8, 1998
------------------------------------
Stuart A. Samuels


/s/Sidney N. Towle, Jr.                 Director                                        January 8, 1998
------------------------------------
Sidney N. Towle, Jr.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------



                                                                                                             AUGUST 31, 1988
                                                                YEARS ENDED SEPTEMBER 30,                    (INCEPTION) TO
                                                   ----------------------------------------------------       SEPTEMBER 30,
                                                        1995              1996                 1997                1997
OPERATING ACTIVITIES:
  Net Loss                                         $(10,173,001)       $ (6,130,241)       $(11,109,242)       $(45,405,440)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
    Depreciation and amortization                        84,867             292,943             136,820             733,703
    Non-cash interest expense                                             2,771,030           1,470,434           4,241,464
    Technology license fee                                                                                        3,545,713
    Compensation paid with common stock
      and stock options                                 129,792                                  86,167             661,792
    Compensation forgiven by stockholder                                                                             66,923
    Imputed interest on technology
      license fee                                                                                                    82,613
    Changes in assets and liabilities:
      Interest receivable                               (16,913)           (283,652)            228,875            (109,528)
      Prepaid and other                                 (77,111)           (908,513)            823,923            (267,786)
      Patent costs                                     (113,535)           (163,822)            (54,445)           (675,869)
      Organizational costs                                                                                          (20,242)
      Accounts payable                                  812,040            (190,813)           (563,501)            765,917
      Accrued compensation and payroll taxes             44,436              37,560              19,048             225,493
      Due to MBI                                          1,064               5,483               4,888              26,698
      Deferred revenue                                                      500,000            (500,000)
                                                     ----------          ----------          ----------         ------------
        Net cash used for operating
          activities:                                (9,308,361)         (4,070,025)         (9,457,033)        (36,128,549)
                                                     ----------          ----------          ----------         ------------

INVESTING ACTIVITIES:
  Short-term investments                              7,115,856          (1,235,350)          7,026,502
  Capital expenditures                                  (92,871)           (122,425)            (50,059)           (592,699)
  Note receivable - employee                            138,649
                                                     ----------          ----------          ----------         ------------

        Net cash provided by (used for)
          investing activities                        7,161,634          (1,357,775)          6,976,443            (592,699)
                                                     ----------          ----------          ----------         ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common
      and preferred stock                             1,922,157           1,885,579             531,192          39,209,463
  Proceeds from issuance of convertible
      notes payable                                                      13,500,000           6,000,000          19,500,000

See notes to financial statements.                                (Continued)-1

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997, AND THE PERIOD
AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------


                                                                                                            AUGUST 31, 1988
                                                             YEARS ENDED SEPTEMBER 30,                      (INCEPTION) TO
                                                  --------------------------------------------------         SEPTEMBER 30,
                                                       1995              1996              1997                  1997
FINANCING ACTIVITIES (Continued):
  Debt issue costs                                                      (771,351)            (296,059)         (1,067,410)
  Repayment of convertible notes payable                                                   (2,673,217)         (2,673,217)
  Stock issue costs                                  (26,743)            (83,495)                              (2,913,703)
  Advances for purchase of common stock                                                                           125,000
  Collection of notes receivable for
    common stock                                                                                                   14,525
  Proceeds from stockholder loans                                                                                 322,788
  Repayment of stockholder loans                                                                                 (322,788)
  Proceeds from issuance of
    subordinated notes payable -
      net of issue costs                                                                                          538,750
  Repayment of subordinated notes payable                                                                        (625,000)
  Payment on technology license fee                                                                              (958,326)
                                                ------------        ------------       ------------         -------------
      Net cash provided by financing
         activities                                1,895,414          14,530,733           3,561,916           51,150,082
                                                ------------        ------------       ------------         -------------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                      (251,313)          9,102,933           1,081,326           14,428,834

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           4,495,888           4,244,575          13,347,508
                                                ------------        ------------        ------------         -------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $  4,244,575        $ 13,347,508        $ 14,428,834        $  14,428,834
                                                ============        ============       =============        =============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Interest paid                                                   $     77,433        $    784,224        $     993,763
                                                                    ============       =============        =============




See notes to financial statements.                                (Concluded) -2