Form 10-K405/A
period 1997-09-30
LIDAK PHARMACEUTICALS
filed 1998-01-28
CIK 858803

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 Amendment No. 2

                                       to
                                   FORM 10-K/A

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

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]


The aggregate market value of the Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Class A Common Stock as reported by NASDAQ on January 20, 1998: $72,993,584.

The number of shares of Common Stock of the Registrant issued and outstanding as of January 20, 1998:

        Class A common stock, no par value                 38,976,511
        Class B common stock, no par value                     49,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company as of January 20, 1998 are as follows:

             Name                          Age                           Position
             ----                          ---                           --------
    David H. Katz, M.D.(1), (2) (6)        54            President, Chief Executive Officer and Director
    Jeffery B. Weinress(1)                 50            Vice President, Chief Financial Officer
                                                             and Secretary
    Timothy R. Russell(1)                  55            Vice President, Business Development
                                                             and Licensing
    Gerald J. Yakatan, Ph.D.(1)            55            Vice President of Drug Development
    James E. Berg(1)                       46            Vice President of Clinical Affairs
                                                             and Product Development
    Helmer P.K. Agersborg, Ph.D. (2) (5)   69            Director
    William N. Jenkins(2) (4) (6)          69            Chairman of the Board
    Kenneth E. Olson(2) (3) (6)            61            Director
    Stuart A. Samuels(2) (5)               56            Director
    Sidney N. Towle, Jr. (2)(3)            53            Director

-----------------------
1. The business experience concerning the Executive Officers of the Company is contained in Part 1, Item 1, of this Report under "Executive Officers."
2. The Board of Directors consists of two Classes of Directors (Class I and Class II) with each class serving a two-year term. Currently, the Class I Directors of the Company are Dr. Agersborg and Messrs. Jenkins and Samuels whose two-year term expires at the 1998 Annual Meeting of Shareholders. The Class II Directors of the Company are Dr. Katz and Messrs. Olson and Towle whose two-year term expires at the 1999 Annual Meeting of Shareholders.
3.   Member of the Executive Compensation and Stock Option Committee
4.   Member of the Audit Committee
5.   Member of the Technology Review Committee
6.   Member of the Executive Committee

There are no family relationships among any of the directors and officers.

HELMER P.K. AGERSBORG, PH.D. has been a Director of the Company since October, 1992. Dr. Agersborg has also been a pharmaceutical industry consultant since 1990, and was affiliated with Wyeth Laboratories and Wyeth-Ayerst Research, subsidiaries of American Home Products, from 1958 to 1990. From 1987 to 1990, he served as President of Wyeth-Ayerst Research. Dr. Agersborg is also a director of Afferon Corporation, Maret Corporation and Collagenex Pharmaceuticals, Inc.

WILLIAM N. JENKINS has been a director of the Company since August, 1988 and Chairman of the Board since January 13, 1998. Mr. Jenkins is retired, having served as an attorney specializing in corporate and securities law for more than 30 years. Of counsel to the law firm of Musick, Peeler and Garret from 1990 to 1992 and partner in the law firm of Jenkins & Perry from 1961 to 1989.

KENNETH E. OLSON has served as a Director since August 1988. Since July 1984, Mr. Olson has been Chairman of the Board of Proxima Corporation, a supplier of display projection systems for professional desktop computers. Mr. Olson also serves as Chief Executive Officer of Proxima Corporation (December 1990 to February 1996 and March 1997 to present).

STUART A. SAMUELS has served as a Director since April 1992. Mr. Samuels has been a pharmaceutical industry consultant since 1990. Mr. Samuels was affiliated with the Rorer Group from 1986 to 1990 where he held positions of Senior Vice President, Rorer Pharmaceuticals Corporation, and General Manager of Rorer Pharmaceuticals and President of Dermik Laboratories, both divisions of Rorer Pharmaceuticals Corporation.

SIDNEY N. TOWLE, JR. has served as a Director since August 1988. Since June 1990, Mr. Towle has been a registered representative of H.C. Wainwright & Co., Inc. and since January 1994, a Vice President. From December 1988 to June 1990, he was a registered representative for Homans, McGraw, Trull, Valeo and Company, Inc. Prior thereto, he was Vice Chairman of J.T. Moran Financial Corp. ("Moran"). founded Buttonwood Securities Corporation of Massachusetts in 1984, remaining Chief Executive Officer until it was acquired by Moran in 1988. From February 1988 to October 1988, he was Vice President of John Magee, Inc., a wholly-owned subsidiary of Moran.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following executive compensation disclosures reflect all compensation awarded to, earned by or paid to the named executive officers and directors of the Company for the fiscal years ended September 30, 1997, 1996, and 1995. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer ("CEO"), regardless of compensation level, and the other executive officers of the Company who received in excess of $100,000 in total annual salary and bonus for the fiscal year ended September 30, 1997 ("Fiscal 97").

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                           -------------------------------------
                                           Annual Compensation                     Awards              Payouts
                                  -------------------------------------------------------------------------------
                                                                                         Securities
                                                              Other        Restricted    Underlying      LTIP
      Name and                                                Annual          Stock       Options/      Payouts     All Other
 Principal Position        Year   Salary($)(2) Bonus($)   Compensation($)  Awards($)(3)  SAR's(#)(4)    ($)(5)    Compensation($)
----------------------------------------------------------------------------------------------------------------------------------
David H. Katz, M.D.(1)     1997     232,200       --            --             --          30,000         --             --
  President and Chief      1996     228,000       --            --             --            --           --             --
  Executive Officer        1995     228,000       --            --             --          30,000         --             --

Timothy R. Russell         1997     177,031       --            --             --          15,000         --             --
  Vice President of        1996     168,046       --            --             --          25,000         --             --
  Business Development     1995     161,949       --            --             --          15,000         --             --
  And Licensing

Gerald J. Yakatan          1997     111,693       --            --             --          15,000         --             --
  Vice President of        1996     104,723       --            --             --          25,000         --             --
  Drug Development         1995      21,154       --            --             --         100,000         --             --

James E. Berg              1997     110,792       --            --             --          25,000         --             --
  Vice President of        1996      99,705       --            --             --           3,000         --             --
  Clinical Affairs and     1995      92,000       --            --             --           6,000         --             --
  Product Development

     (1)  See "Employment Contracts and Termination of Employment Agreements."
     (2) Amounts shown include compensation earned and received by executive officers that exceeded $100,000 in the fiscal year. No amounts were earned but deferred at the election of those officers.
     (3)  The Company has not made any Restricted Stock Awards.
     (4)  The Company has not made any grants of SAR's.
     (5)  The Company has not made any Long Term Incentive Plan ("LTIP")
          Payouts.

STOCK OPTION GRANTS

     The following table shows all individual grants of stock options to the Named Executive Officers during Fiscal 97.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Percent of                                       Potential Realizable Value
                                          Total                                          at Assumed Annual Rates of
                                       Options/SAR's                                          Appreciation For
                                        Granted to       Exercise or                             Option Term
                       Option/SAR's    Employees in       Base Price      Expiration    -----------------------------
Name                   Granted (#)      Fiscal Year        ($/SH)(2)         Date            5%             10%
---------------------------------------------------------------------------------------------------------------------
David H. Katz           30,000 (1)          6%               1.8750        06/21/07        $35,375        $89,648
  President and
  Chief Executive
  Officer

Timothy R. Russell      15,000 (1)          3%               2.25          03/15/07        $21,225        $53,789
  Vice President of
  Business
  Development and
  Licensing

Gerald J. Yakatan       15,000 (1)          3%               2.25          03/15/07        $21,225        $53,789
  Vice President of
  Drug Development

James E. Berg           10,000 (1)          2%               1.4688        11/09/06         $9,237        $23,409
  Vice President of     15,000 (1)          3%               2.25          03/15/07        $21,225        $53,789
  Clinical Affairs
  and Product
  Development

     (1) Vesting may be accelerated and the options may be repriced at the discretion of the Board. In the event of a specified corporate transaction such as a dissolution, merger or other reorganization of the Company in which more than 50% of the Company's stock is exchanged, vesting on such options shall be accelerated unless the surviving corporation assumes the options outstanding, substitutes similar rights for outstanding options, or the options shall continue.
     (2)  Market price on the date of grant.
     (3) The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term at this appreciated stock price.

OPTION EXERCISES

     Set forth below is information with respect to exercises of stock options by the Named Executive Officers during Fiscal 97 and the fiscal year-end value of all unexercised stock options held by such persons.

                                                            Number of Unexercised           Value of Unexercised
                                                           Options Held at Fiscal           In-the-Money Options
                                                                Year-End (#)              At Fiscal Year-End ($) (1)
                                                       ---------------------------------------------------------------
                          Shares
                       Acquired on         Value
Name                   Exercise (#)    Realized ($)      Exercisable     Unexercisable   Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------------------
David H. Katz               --              --            2,251,644         30,356        $909,375        $73,123
Timothy R. Russell          --              --             184,750          25,250        $123,750         $2,813
Gerald J. Yakatan           --              --             104,177          35,823            0            $2,813
James E. Berg               --              --              92,184          21,816         $43,706         $8,245

     (1) Based on the closing bid price of the Company's Class A Common Stock of $2.4375 quoted on the NASDAQ National Market System on September 30, 1997.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENT

     In April 1993, the Company entered into an employment agreement with David
H. Katz, M.D. (the "1993 Employment Agreement"), which replaced the prior employment agreement between Dr. Katz and the Company dated September 9, 1988, as amended on September 19, 1989 and October 8, 1989, respectively (the "1988 Employment Agreement"). The 1993 Employment Agreement provides that Dr. Katz's employment with the Company shall be at an "at will" basis, subject to the discretion of the Board, for an annual base salary of $207,692. Dr. Katz's salary is reviewed by the Compensation Committee of the Board of the Company from time to time to determine, within the Board's discretion, whether an increase is appropriate. In March 1994 and June 1997, the board increased Dr. Katz's annual base salary to $228,000 and $240,000, respectively. In addition, Dr. Katz's base salary increases or decreases in proportion to any future mutually agreed upon increase or decrease in the percentage amount of time Dr. Katz allocates to the Company (currently 75%) compared with MBI (currently 25%).

     In the event that Dr. Katz is terminated for any reason other than cause, Dr. Katz will receive a severance payment in the amount of his base salary. Dr. Katz is also entitled to all benefits generally available to the Company's employees.

     The 1993 Employment Agreement further provides that, except for Dr. Katz's involvement with MBI, Dr. Katz's services shall be exclusive to the Company. The terms of the 1993 Employment Agreement prohibit Dr. Katz from engaging in any other businesses or providing services of a business or commercial nature to any other person or organization unless such activity is fully disclosed to the Company and approved by the Company's Board of Directors.

COMPENSATION TO DIRECTORS

     Directors who are not otherwise employed by the Company ("Outside Directors"), other than the Chairman of the Board, are paid a retainer of $500 per month. During Fiscal 97 and until January 12, 1998, Mr. Daniel J. Paracka served as Chairman of the Board and received a retainer of $2,500 per month. Effective January 13, 1998, Mr. Jenkins was named Chairman and will receive a retainer of $2,500 per month. All Outside Directors receive $1,500 for attendance at each regular meeting of the Board, $1,000 for attendance at each meeting of the Technology Review Committee and $250 for attendance at each special meeting of directors and meetings of the committees of the directors other than the Technology Review Committee. Directors who are also employees (currently only Dr. Katz) receive no compensation for services as a member of the Board.

     In March 1994, the shareholders of the Company approved the Company's 1994 Stock Option Plan (the "1994 Option Plan"). The 1994 Option Plan provides that non-employee directors are automatically granted options exercisable into 10,000 Class A Shares of the Company's Common Stock on the date of the Company's annual meeting. The options granted at such time are exercisable at fair market value on the date of issuance, vest over three years and have a term of ten years. Unless sooner terminated by the Board, the 1994 Option Plan expires on January 14, 2004. The Board may amend, suspend, modify or terminate the 1994 Option Plan, but may not without the prior written approval of shareholders make any amendment which: (i) materially increases the number of shares available for issuance under the 1994 Option Plan (except as expressly permitted); (ii) materially changes the class of person who is eligible for the grant of ISOs; or
(iii) if required by Rule 16b-3 (or any successor) under the Exchange Act, would materially increase the benefits accruing to participants under the 1994 Option Plan or would materially modify the requirements as to eligibility for participation in the 1994 Option Plan.

     In March 1997, Messrs. Agersborg, Jenkins, Olson, Paracka, Samuels and Towle each received stock options exercisable into 10,000 Class A Shares at an exercise price of $2.25 per share pursuant to the 1994 Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting shares (Class A Shares and Class B Shares) as of January 20, 1998 by: (i) each director and named executive officer of the Company; (ii) all current executive officers and directors of the Company as a group; and (iii) all persons known by the Company to own beneficially 5% or more of the outstanding shares or voting power of the Company's voting securities. The table is based upon information supplied by directors, officers and principal shareholders. Unless otherwise indicated, each of the listed persons has sole voting and sole investment power with respect to the Shares beneficially owned, subject to community property laws were applicable.

                                                               Amount and                           Percent of
                                                               Nature of                              Total
     Title of Class        Name and Address of Beneficial      Beneficial           Percent of        Voting
                           Owner or Identity of Group(1)      Ownership (2)          Class (2)       Power (3)
-------------------------- ------------------------------ --------------------- ------------------ ------------
Class A Common Stock       David H. Katz,  M.D. (4)(5)(18)           3,192,796              7.73%       11.78%
Class B Common Stock                                                   385,000             88.71%

Class A Common Stock       William N. Jenkins (6)(7)                   277,000                  *            *
Class B Common Stock                                                    16,000             24.62%

Class A Common Stock       Kenneth E. Olson (8)(9)                     223,400                  *            *
Class B Common Stock                                                    16,000             24.62%

Class A Common Stock       Stuart A. Samuels (10)                       45,000                  *            *
Class B Common Stock                                                       -0-                -0-

Class A Common Stock       Sidney N. Towle, Jr. (11)                   177,000                  *            *
Class B Common Stock                                                       -0-                -0-

Class A Common Stock       Helmer P.K. Agersborg,  Ph.D. (12)           70,000                  *            *
Class B Common Stock                                                       -0-                -0-

Class A Common Stock       Timothy R. Russell (13)                     196,863                  *            *
Class B Common Stock                                                       -0-                -0-

Class A Common Stock       Gerald J. Yakatan, Ph.D. (14)               111,086                  *            *
Class B Common Stock                                                       -0-                -0-

Class A Common Stock       James E. Berg (15)                           97,472                  *            *
Class B Common Stock                                                       -0-                -0-

Class A Common Stock       All officers and directors as             4,410,617             10.39%       14.50%
Class B Common Stock       a group (10 persons) (16)(17)               417,000             89.48%

*    Percentage of shares beneficially owned does not exceed 1%.

(1) c/o LIDAK Pharmaceuticals, 11077 North Torrey Pines Road, La Jolla, California 92037.

(2) Based upon 38,976,511 shares of Class A Common Stock and 49,000 shares of Class B Common Stock outstanding as of January 20, 1998, plus any shares of Common Stock under options and warrants or subject to conversion rights of the particular individual or, in the case of all directors and executive officers, as a group. Includes all shares of Common Stock under options, warrants or other conversion rights exercisable or convertible within 60 days of January 20, 1998.

(3) Percentage of voting power is based upon total cumulative voting power of Class A Common Stock and Class B Common stock combined as of January 20, 1998. Each share of Class A Common Stock entitles the holder to one vote per share on matters to be voted on by the shareholders, each share of Class B Common Stock entitles the holder to five votes per share. The percentage ownership and voting power for each shareholder is calculated by assuming the exercise or conversion price of all warrants, options exercisable within 60 days of January 20, 1998 and convertible securities held by such holder and the nonexercise and nonconversion of all other outstanding warrants, options and convertible securities.

(4) Includes 882,703 shares of Class A Common Stock and options to purchase 1,877,000 shares of Class A Common Stock and 386,190 shares of Class A Common Stock issuable upon exercise of Class D Warrants. Also includes options to purchase 46,903 shares of Class A Common Stock held by a member of his family. Does not include options to purchase 30,000 shares of Class A Common Stock and options to purchase 7,097 shares of Class A Common Stock held by a member of his family which are not exercisable within 60 days of January 20, 1998.

(5) Includes options to purchase 375,000 shares of Class B Common Stock granted under Dr. Katz's employment agreement and options to purchase 10,000 shares of Class B Common Stock held by a member of his family.

(6) Includes options to purchase 277,000 shares of Class A Common Stock. Does not include options to purchase 10,000 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(7)  Includes options to purchase 16,000 shares of Class B Common Stock.

(8) Includes 36,400 shares of Class A Common Stock and options to purchase 187,000 shares of Class A Common Stock. Does not include options to purchase 10,000 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(9)  Includes options to purchase 16,000 shares of Class B Common Stock.

(10) Includes options to purchase 45,000 shares of Class A Common Stock. Does not include options to purchase 10,000 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(11) Includes options to purchase 177,000 shares of Class A Common Stock. Does not include options to purchase 10,000 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(12) Includes options to purchase 70,000 shares of Class A Common Stock. Does not include options to purchase 10,000 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(13) Includes 5,000 shares of Class A Common Stock and options to purchase 191,863 shares of Class A Common Stock. Does not include options to purchase 18,137 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(14) Includes options to purchase 111,086 shares of Class A Common Stock. Does not include options to purchase 28,914 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(15) Includes options to purchase 97,472 shares of Class A Common Stock. Does not include options to purchase 16,538 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(16) Includes 924,103 shares of Class A Common Stock and options and warrants to purchase an aggregate of 3,486,514 shares of Class A Common Stock. Does not include options to purchase 230,676 shares of Class A Common Stock which are not exercisable within 60 days of January 20, 1998.

(17) Includes options to purchase 417,000 shares of Class B Common Stock.

(18) Excludes 308,100 shares of Class A Common Stock and 70,200 shares of Class B Common Stock due to a recent sale of these shares to HealthMed. Dr. Katz has also advised the Company that he has placed the remainder of his Class A Common Stock and Class B Common Stock in a voting trust with HealthMed as a trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     David H. Katz, President and CEO of the Company, is also President and CEO of MBI. In October 1988, the Company and MBI entered into a twenty-year licensing agreement (the "MBI Agreement"), which granted the Company an exclusive, worldwide license to all existing technology of MBI and a right of first preference to license future technology developed at MBI. The MBI Agreement was amended in 1993 and 1994. Under the MBI Agreement, as amended, the Company has been granted an exclusive worldwide license to all technology and know-how of MBI which had been developed or which was under development as of the original date of the MBI Agreement and a right of first preference to license future technology of MBI through the year 2013, subject to restrictions, if any, in the funding agreements by which MBI develops the technology. The Company expects that, if rights to additional technologies developed at MBI are acquired pursuant to right of first preference under the MBI Agreement, the Company will assume responsibility, including funding, for the commercial development efforts including remaining research and development, clinical testing and regulatory approvals.

     The Company and MBI have also entered into agreements for the leasing of facilities and equipment and the use of certain research and administrative services. During Fiscal 97, the Company incurred charges to MBI totaling $448,251 and $223,262, respectively, under these agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(b)     Current Reports on Form 8-K

        Report on Form 8-K filed on January 21, 1998 - reporting that the Company has received a preliminary proposal from HealthMed, Inc.

        Report on Form 8-K filed on January 21, 1998 - reporting the resignation of Daniel J. Paracka as Chairman of the Board effective January 12, 1998, and the appointment of Mr. William N. Jenkins as Chairman of the Board effective January 13, 1998.

(c)     Exhibits

        23.1     -     Independent Auditors' Consent

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 1998

                                        LIDAK PHARMACEUTICALS

                                        By: /s/ David H. Katz
                                           --------------------------------
                                           David H. Katz, M.D.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                        Title                                  Date
---------                                        -----                                  ----
/s/David H. Katz                        President and Chief                             January 28, 1998
------------------------------------    Executive Officer
David H. Katz, M.D.                     (Principal Executive Officer)


/s/Jeffery B. Weinress                  Vice President and Chief                        January 28, 1998
------------------------------------    Financial Officer
Jeffery B. Weinress                     (Principal Financial and Accounting Officer)



/s/Helmer P.K. Agersborg, Jr.           Director                                        January 28, 1998
------------------------------------
Helmer P.K. Agersborg, Jr., Ph.D.


/s/William N. Jenkins                   Chairman of the Board                           January 28, 1998
------------------------------------
William N. Jenkins


/s/Kenneth E. Olson                     Director                                        January 28, 1998
------------------------------------
Kenneth E. Olson


/s/Stuart A. Samuels                    Director                                        January 28, 1998
------------------------------------
Stuart A. Samuels


/s/Sidney N. Towle, Jr.                 Director                                        January 28, 1998
------------------------------------
Sidney N. Towle, Jr.