Form 10-Q
period 1997-12-31
LIDAK PHARMACEUTICALS
filed 1998-02-18
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended DECEMBER 31, 1997                  Commission File No. 0-18734


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

               Class                            Outstanding at February 5, 1998

Class A common stock, no par value                       38,742,511
Class B common stock, no par value                          283,000

LIDAK Pharmaceuticals



                                    FORM 10-Q

                     For the quarter ended December 31, 1997

                                      Index


                                                                               Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets at September 30, 1997 and
          December 31, 1997..................................................    3

          Statements of Operations for the three month periods ended
          December 31, 1996 and 1997, and the period from August 31, 1988
          (inception) to December 31, 1997...................................    4

          Statements of Stockholders' Equity (Deficit) for the period
           August 31, 1988 (inception) to December 31, 1997..................    5

          Statements of Cash Flows for the three month periods ended
          December 31, 1996 and 1997, and the period from August 31, 1988
          (inception) to December 31, 1997...................................   10

          Notes to Financial Statements......................................   11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................   16

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................   21

SIGNATURES ..................................................................   22

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                       1997               1997
                                                                         -------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 14,428,834       $ 13,093,044
  Interest receivable                                                         109,528            210,960
  Prepaid and other                                                           231,834            190,112
                                                                         ------------       ------------

           Total current assets                                            14,770,196         13,494,116

PROPERTY - at cost (less accumulated depreciation of $372,951
  and $404,750)                                                               219,748            275,639

PATENT COSTS (less accumulated amortization of $68,028 and $75,579)           607,841            595,745

DEBT ISSUE COSTS                                                               93,758             76,831

OTHER ASSETS                                                                   35,952                265
                                                                         ------------       ------------

TOTAL                                                                    $ 15,727,495       $ 14,442,596
                                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                              $  2,415,461       $  2,215,461
  Accounts payable                                                            765,917            737,292
  Accrued compensation and payroll taxes                                      225,493            273,533
  Due to MBI                                                                   26,698             26,127
                                                                         ------------       ------------

  Total current liabilities                                                 3,433,569          3,252,413
                                                                         ------------       ------------


STOCKHOLDERS' EQUITY:

  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      38,589,399 and 38,742,511 shares issued and outstanding              57,551,618         57,788,922
    Class B - 510,000 shares authorized;
     283,000 shares issued and outstanding (convertible to
     Class A Common Stock)                                                    147,748            147,748
  Deficit accumulated during the development stage                        (45,405,440)       (46,746,487)
                                                                         ------------       ------------

           Total stockholders' equity                                      12,293,926         11,190,183
                                                                         ------------       ------------

TOTAL                                                                    $ 15,727,495       $ 14,442,596
                                                                         ============       ============



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED            AUGUST 31,1988
                                                     DECEMBER 31,               (INCEPTION) TO
                                            ------------------------------       DECEMBER 31,
                                                1996              1997              1997
REVENUES:

  License fees/Contract research            $    500,000                        $   4,507,625
  Federal research grants                         57,500                              940,646
  Interest and other                             217,072      $    219,759          4,320,058
                                            ------------      ------------      -------------

          Total revenues                         774,572           219,759          9,768,329
                                            ------------      ------------      -------------

EXPENSES

  Research and development                     2,179,395           883,561         32,899,499
  General and administrative                   1,136,959           642,006         17,876,883
  Interest                                       678,976            35,239          5,205,164
  Cost of contract research                                                           533,270
                                            ------------      ------------      -------------

           Total expenses                      3,995,330         1,560,806         56,514,814
                                            ------------      ------------      -------------

NET LOSS                                    $ (3,220,758)     $ (1,341,047)     $ (46,746,487)
                                            ============      ============      =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     35,301,227        38,898,947
                                            ============      ============




See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                  CONVERTIBLE PREFERRED STOCK
                                           -------------------------------------------
                                                 SERIES A            SERIES B
                                           ------------------  -----------------------
                                            SHARES     AMOUNT   SHARES        AMOUNT
                                           ---------    ---    ---------    ----------
BALANCE, AUGUST 31,1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September
  1988 at $.0125 per share
Issuance of preferred stock in October
  1988 for license and other rights        2,000,000    $ 1
Issuance of common stock for cash in
  October 1988 at $.05 per share
Issuance of common stock for cash in
  January 1989 at $.05 per share
Issuance of stock options effective in
  August 1989 to purchase 600,000
  shares of Class B common stock at
  $.0125 per share (with an estimated
  fair market value of $.05 per share)
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)
Collection on notes receivable
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1989                2,000,000      1

Conversion of advances to common stock
  in October 1989 at $.50 per share
Issuance of common stock for cash in
  May 1990 at $1.00 per share (net of
  stock issue costs totaling $1,033,280)
Issuance of common stock for cash in
  June 1990 at $1.00 per share (net of
  stock issue costs totaling $97,500)
Exercise of stock options in July and
  August 1990 at $.50 per share
Forgiveness of compensation obligation
Collection on notes receivable
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1990                2,000,000      1


                                                          COMMON STOCK                      DEFICIT
                                           ---------------------------------------------  ACCUMULATED      NOTES
                                                   CLASS A                CLASS B          DURING THE    RECEIVABLE
                                           -----------------------  --------------------  DEVELOPMENT      FROM
                                             SHARES      AMOUNT       SHARES     AMOUNT      STAGE      STOCKHOLDERS     TOTAL
                                           ----------  -----------  ----------  --------  ------------  ------------  ------------
BALANCE, AUGUST 31,1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September
  1988 at $.0125 per share                                           4,235,000  $ 52,937                  $(14,525)   $     38,412
Issuance of preferred stock in October
  1988 for license and other rights                                                                                              1
Issuance of common stock for cash in
  October 1988 at $.05 per share                                        80,000     4,000                                     4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share                                        80,000     4,000                                     4,000
Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125
  per share (with an estimated fair
  market value of $.05 per share)                                                 22,500                                    22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                                                   400,000    20,000                                    20,000
Collection on notes receivable                                                                               1,635           1,635
Net loss                                                                                  $   (409,718)                   (409,718)
                                           ----------  -----------  ----------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1989                                          4,795,000   103,437      (409,718)    (12,890)       (319,170)

Conversion of advances to common stock
  in October 1989 at $.50 per share                                    250,000   125,000                                   125,000
Issuance of common stock for cash in
  May 1990 at $1.00 per share (net of
  stock issue costs totaling $1,033,280)    5,000,000  $ 3,966,820                                                       3,966,820
Issuance of common stock for cash in
  June 1990 at $1.00 per share (net of
  stock issue costs totaling $97,500)         750,000      652,500                                                         652,500
Exercise of stock options in July and
  August 1990 at $.50 per share                                         21,500    10,750                                    10,750
Forgiveness of compensation obligation                                            66,923                                    66,923
Collection on notes receivable                                                                              12,890          12,890
Net loss                                                                                    (2,319,231)                 (2,319,231)
                                           ----------  -----------  ----------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1990                 5,750,000    4,619,320   5,066,500   306,110    (2,728,949)         --       2,196,482


                                                                 (Continued) - 1

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                  CONVERTIBLE PREFERRED STOCK
                                           -------------------------------------------
                                                 SERIES A            SERIES B
                                           ------------------  -----------------------
                                            SHARES     AMOUNT   SHARES        AMOUNT
                                           ---------    ---    ---------    ----------
Exercise of stock options in November
  1990 at $.50 per share
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                             960,003    $  769,670
Conversion of common stock
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1991                2,000,000    $ 1      960,003       769,670

Issuance of preferred stock in
  February 1992 for cash (net of stock
  issue costs totaling $428,605)                               4,266,680     3,571,395
Exercise of stock options in March 1992
  at $.50 per share
Exercise of Class A warrants in May 1992
  at $1.50 per share for cash (net of
  stock issue costs totaling $317,930)
Conversion of common stock
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1992                2,000,000      1    5,226,683     4,341,065

Exercise of Unit Purchase Options
  between October 1992 and September
  1993 for cash
Exercise of Class A Warrants between
  October 1992 and September 1993
  at $.9450 per share for cash
Exercise of Class B Warrants between
  October 1992 and September 1993 at
  $2.25 per share for cash (net of
  stock issue costs totaling $8,720)
Exercise of Class C Warrants between
  October 1992 and September 1993 at
  $1.00 per share for cash (net of
  stock issue costs totaling $4,122)
Exercise of Class D Warrants between
  October 1992 and September 1993 at
  $1.50 per share for cash (net of
  stock issue costs totaling $42,125)
Exercise of Class E Warrants between
  October 1992 and September 1993 at
  $.20 per share for cash
Exercise of Class F Warrants between
  October 1992 and September 1993 at
  $100,000 per warrant for cash                                  320,000       300,000


                                                          COMMON STOCK                      DEFICIT
                                           ---------------------------------------------  ACCUMULATED      NOTES
                                                   CLASS A                CLASS B          DURING THE    RECEIVABLE
                                           -----------------------  --------------------  DEVELOPMENT      FROM
                                             SHARES      AMOUNT       SHARES     AMOUNT      STAGE      STOCKHOLDERS     TOTAL
                                           ----------  -----------  ----------  --------  ------------  ------------  ------------
Exercise of stock options in November
  1990 at $.50 per share                                                 2,000  $  1,000                              $      1,000
Issuance of preferred stock in July
  1991 for cash (net of stock issue
  costs totaling $130,339)                                                                                                 769,670
Conversion of common stock                    115,000  $     5,750    (115,000)   (5,750)
Net loss                                                                                  $ (1,949,588)                 (1,949,588)
                                           ----------  -----------  ----------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1991                 5,865,000    4,625,070   4,953,500   301,360    (4,678,537)         --       1,017,564

Issuance of preferred stock in
  February 1992 for cash (net of
  stock issue costs totaling $428,605)                                                                                   3,571,395
Exercise of stock options in March
  1992 at $.50 per share                                               119,000    59,500                                    59,500
Exercise of Class A warrants in
  May 1992 at $1.50 per share for
  cash (net of stock issue costs
  totaling $317,930)                        5,650,200    8,157,370                                                       8,157,370
Conversion of common stock                    395,000        6,250    (395,000)   (6,250)
Net loss                                                                                    (2,361,855)                 (2,361,855)
                                           ----------  -----------  ----------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1992                11,910,200   12,788,690   4,677,500   354,610    (7,040,392)         --      10,443,974

Exercise of Unit Purchase Options
  between October 1992 and September
  1993 for cash                               793,645      600,010                                                         600,010
Exercise of Class A Warrants between
  October 1992 and September 1993 at
  $.9450 per share for cash                   793,645      749,995                                                         749,995
Exercise of Class B Warrants between
  October 1992 and September 1993 at
  $2.25 per share for cash (net of
  stock issue costs totaling $8,720)           96,897     209,298                                                          209,298
Exercise of Class C Warrants between
  October 1992 and September 1993 at
  $1.00 per share for cash (net of
  stock issue costs totaling $4,122)          103,050       98,928                                                          98,928
Exercise of Class D Warrants between
  October 1992 and September 1993 at
  $1.50 per share for cash (net of
  stock issue costs totaling $42,125)         836,335    1,212,376                                                       1,212,376
Exercise of Class E Warrants between
  October 1992 and September 1993 at
  $.20 per share for cash                     315,000       63,000                                                          63,000
Exercise of Class F Warrants between
  October 1992 and September 1993 at
  $100,000 per warrant for cash                                                                                            300,000


                                                                 (Continued) - 2

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                  CONVERTIBLE PREFERRED STOCK
                                           -------------------------------------------
                                                 SERIES A            SERIES B
                                           ------------------  -----------------------
                                            SHARES     AMOUNT   SHARES        AMOUNT
                                           ---------    ---    ---------    ----------
Exercise of Preferred Stock Units
  between October 1992 and September
  1993 for cash                                                   96,000       $90,000
Exercise of stock options in August 1993
  and September 1993 at exercise prices
  ranging from $0.81 to $1.53 per share
Compensation expense related to stock
  options granted at an exercise price
  below fair market value
Cancellation of Series A Preferred and
  Class B Common Stock in July 1993       (1,500,000)
Issuance of Class A Common Stock in
  July 1993 in connection with
  amendment to a license agreement
Conversion of preferred and common stock    (100,000)         (5,642,653)   (4,731,065)
Cancellation of partial shares                                       (30)
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1993                  400,000    $ 1           --            --
Exercise of non-redeemable Class B
  Warrants in April 1994 at $1.4175 per
  share for cash
Exercise of redeemable Class B Warrants
  between October 1993 and June 1994
  at $2.25 per share for cash (net of
  stock issue costs totaling $541,340)
Exercise of Class C Warrants between
  October 1993 and September 1994 at
  $1.00 per share for cash (net of
  commissions totaling $4,414)
Exercise of Class D Warrants between
  October 1993 and September 1994 at
  $1.50 per share for cash (net of
  commissions totaling $2,875)
Exercise of Class F Warrants between
  October 1993 and November 1993 at
  $100,000 per warrant for cash                                  106,666       100,000
Exercise of stock options between
  October 1993 and September 1994 at
  exercise prices ranging from
  $0.50 to $2.4375 per share
Compensation expense related to stock
  options granted at an exercise price
  below fair market value
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in September 1994 (net
  of issue costs of $192,215)
Conversion of preferred and common stock    (400,000)    (1)    (106,666)     (100,000)
Cancellation of Class A Common and
  Class B Common Stock between
  January 1994 and May 1994
Cancellation of partial shares
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1994                       --     --           --            --


                                                          COMMON STOCK                      DEFICIT
                                           ---------------------------------------------  ACCUMULATED      NOTES
                                                   CLASS A                CLASS B          DURING THE    RECEIVABLE
                                           -----------------------  --------------------  DEVELOPMENT      FROM
                                             SHARES      AMOUNT       SHARES     AMOUNT      STAGE      STOCKHOLDERS     TOTAL
                                           ----------  -----------  ----------  --------  ------------  ------------  ------------
Exercise of Preferred Stock Units
  between October 1992 and September
  1993 for cash                                                                                                       $     90,000
Exercise of stock options in August 1993
  and September 1993 at exercise prices
  ranging from $0.81 to $1.53 per share        27,480  $    37,480                                                          37,480
Compensation expense related to stock
  options granted at an exercise price
  below fair market value                                  163,333                                                         163,333
Cancellation of Series A Preferred and
  Class B Common Stock in July 1993                         28,003  (2,240,250) $(28,003)
Issuance of Class A Common Stock in
  July 1993 in connection with
  amendment to a license agreement          1,500,000    2,670,000                                                       2,670,000
Conversion of preferred and common stock    6,040,653    4,790,121    (298,000)  (59,056)
Cancellation of partial shares
Net loss                                                                                   $(6,139,223)                 (6,139,223)
                                           ----------  -----------  ----------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1993                22,416,905   23,411,234   2,139,250   267,551   (13,179,615)         --      10,499,171

Exercise of non-redeemable Class B
  Warrants in April 1994 at $1.4175
  per share for cash                           17,202       24,384                                                          24,384
Exercise of redeemable Class B Warrants
  between October 1993 and June 1994
  at $2.25 per share for cash (net of
  stock issue costs totaling $541,340)      4,312,060    9,160,795                                                       9,160,795
Exercise of Class C Warrants between
  October 1993 and September 1994 at
  $1.00 per share for cash (net of
  commissions totaling $4,414)                106,340      101,926                                                         101,926
Exercise of Class D Warrants between
  October 1993 and September 1994 at
  $1.50 per share for cash (net of
  commissions totaling $2,875)                 78,335      114,627                                                         114,627
Exercise of Class F Warrants between
  October 1993 and November 1993 at
  $100,000 per warrant for cash                                                                                            100,000
Exercise of stock options between
  October 1993 and September 1994 at
  exercise prices ranging from
  $0.50 to $2.4375 per share                  113,267      156,048                                                         156,048
Compensation expense related to stock
  options granted at an exercise
  price below fair market value                            245,000                                                         245,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in September 1994 (net
  of issue costs of $192,215)                 522,449    1,807,785                                                       1,807,785
Conversion of preferred and common stock      653,416      113,911    (146,750)  (13,910)
Cancellation of Class A Common and
  Class B Common Stock between
  January 1994 and May 1994                   (70,000)      20,794  (1,546,500)  (20,794)
Cancellation of partial shares                     (3)
Net loss                                                                                    (4,813,341)                 (4,813,341)
                                           ----------  -----------  ----------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1994                28,149,971   35,156,504     446,000   232,847   (17,992,956)         --      17,396,395


                                                                 (Continued) - 3

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

--------------------------------------------------------------------------------
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1997


                                                  CONVERTIBLE PREFERRED STOCK
                                           -------------------------------------------
                                                 SERIES A            SERIES B
                                           ------------------  -----------------------
                                            SHARES     AMOUNT   SHARES        AMOUNT
                                           ---------    ---    ---------    ----------
Exercise of non-redeemable Class B
  Warrants in January and February,
  1995 at $1.4175 per share for cash
Exercise of Class C Warrants between
  October, 1994 and June, 1995 at
  $1.00 per share for cash (net of
  commissions totaling $26,743)
Exercise of Class D Warrants between
  April, 1995 and September, 1995 at
  $1.50 per share for cash
Exercise of Class E Warrants in April
  and August, 1995 at $0.20 per share
  for cash
Exercise of stock options between
  October, 1994 and September, 1995
  at exercise prices ranging from
  $0.50 per share to $3.56 per share
Compensation expense related to stock
  options granted at an exercise price
  below fair market value
Conversion of common stock
Net loss
                                           ---------    ---    ---------    ----------
BALANCE, SEPTEMBER 30, 1995                       --     --           --            --

Exercise of Class D Warrants between
  October, 1995 and September, 1996
  at $1.50 per share for cash
Exercise of Class E Warrants in March,
  1996 at $0.20 per share for cash
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in November 1995 (net
  of issue costs of $83,495)
Conversion of Convertible Notes to
  Class A Common Stock between
  February and September, 1996
  (including interest and discount
  applied of $2,263,276 and net of
  issue costs of $402,268)
Exercise of stock options between
  October, 1995 and September, 1996
  at exercise prices ranging from
  $0.50 per share to $3.56 per share
Conversion of common stock
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1996                       --     --           --            --


                                                           COMMON STOCK                     DEFICIT
                                             -------------------------------------------  ACCUMULATED      NOTES
                                                     CLASS A                 CLASS B       DURING THE    RECEIVABLE
                                             -----------------------   -----------------  DEVELOPMENT      FROM
                                               SHARES      AMOUNT      SHARES    AMOUNT      STAGE      STOCKHOLDERS     TOTAL
                                             ----------  -----------   -------  --------  ------------  ------------  ------------
Exercise of non-redeemable Class B
  Warrants in January and February, 1995
  at $1.4175 per share for cash                  97,202  $   137,783                                                  $    137,783
Exercise of Class C Warrants between
  October, 1994 and June, 1995 at
  $1.00 per share for cash (net of
  commissions totaling $26,743)                 415,600      388,857                                                       388,857
Exercise of Class D Warrants between
  April, 1995 and September, 1995 at
  $1.50 per share for cash                      153,335      230,003                                                       230,003
Exercise of Class E Warrants in April and
  August, 1995 at $0.20 per share for cash       85,000       17,000                                                        17,000
Exercise of stock options between
  October, 1994 and September, 1995 at
  exercise prices ranging from $0.50 per
  share to $3.56 per share                      842,956    1,121,771                                                     1,121,771
Compensation expense related to stock
  options granted at an exercise price
  below fair market value                                    129,792                                                       129,792
Conversion of common stock                      103,000       53,774  (103,000) $(53,774)
Net loss                                                                                  $(10,173,001)                (10,173,001)
                                             ----------  -----------   -------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1995                  29,847,064   37,235,484   343,000   179,073   (28,165,957)         --       9,248,600

Exercise of Class D Warrants between
  October, 1995 and September, 1996 at
  $1.50 per share for cash                       78,334      117,500                                                       117,500
Exercise of Class E Warrants in March,
  1996 at $0.20 per share for cash               25,000        5,000                                                         5,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in November 1995 (net
  of issue costs of $83,495)                    481,651    1,416,505                                                     1,416,505
Conversion of Convertible Notes to
  Class A Common Stock between February
  and September, 1996 (including interest
  and discount applied of $2,263,276 and
  net of issue costs of $402,268)             3,419,166   10,147,676                                                    10,147,676
Exercise of stock options between
  October, 1995 and September, 1996 at
  exercise prices ranging from $0.50 per
  share to $3.56 per share                      142,807      263,079                                                       263,079
Conversion of common stock                       60,000       31,325   (60,000)  (31,325)
Net loss                                                                                    (6,130,241)                 (6,130,241)
                                             ----------  -----------   -------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1996                  34,054,022   49,216,569   283,000   147,748   (34,296,198)         --      15,068,119



                                                                 (Continued) - 4

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

--------------------------------------------------------------------------------
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO DECEMBER 31, 1997


                                                  CONVERTIBLE PREFERRED STOCK
                                           -------------------------------------------
                                                 SERIES A            SERIES B
                                           ------------------  -----------------------
                                            SHARES     AMOUNT   SHARES        AMOUNT
                                           ---------    ---    ---------    ----------
Exercise of Class D Warrants between
  January and September, 1997 at
  $1.50 per share for cash
Exercise of Class E Warrants in October,
  1996 at $0.20 per share for cash
Conversion of Convertible Notes to
  Class A Common Stock between October,
  1996 and January, 1997 (including
  interest and discount applied of
  $684,383 and net of issue costs
  of $79,922)
Exercise of stock options between October,
  1996 and September, 1997 at exercise
  prices ranging from $0.9375 per share
  to $1.0625 per share
Compensation expense related to valuation
  of 86,167 stock options granted to
  non-employees between October 1996
  and March 1997
Discount on Convertible Notes issued
  in February, 1997
Conversion of Convertible Note to Class A
  Common Stock between June, 1997 and
  September, 1997 (including interest
  of $86,345 and net of issue costs
  of $156,593)
Net loss
                                           ---------    ---    ---------    ----------

BALANCE, SEPTEMBER 30, 1997                       --     --           --            --

OCTOBER 1, 1997 TO DECEMBER 31, 1997
  (Unaudited)
Exercise of stock optionsin October
  1997 at an exercise price of
  $0.9625 per share
Exercise of Class D warrants in
  November 1997 at $1.50 per share
  for cash
Conversion of Convertible Note to
  Class A Common Stock in December
  1997 (including interest of
  $10,619 and net of issue costs
  of $7,228)
Net loss
                                           ---------    ---    ---------    ----------
BALANCE DECEMBER 31, 1997                         --     --           --            --
                                           =========    ===    =========    ==========


                                                           COMMON STOCK                     DEFICIT
                                             -------------------------------------------  ACCUMULATED      NOTES
                                                     CLASS A                 CLASS B       DURING THE    RECEIVABLE
                                             -----------------------   -----------------  DEVELOPMENT      FROM
                                               SHARES      AMOUNT      SHARES    AMOUNT      STAGE      STOCKHOLDERS     TOTAL
                                             ----------  -----------   -------  --------  ------------  ------------  ------------
Exercise of Class D Warrants between
  January and September, 1997 at
  $1.50 per share for cash                      321,085  $   481,628                                                   $   481,628
Exercise of Class E Warrants in October,
  1996 at $0.20 per share for cash               75,000       15,000                                                        15,000
Conversion of Convertible Notes to
  Class A Common Stock between October,
  1996 and January, 1997 (including
  interest and discount applied of
  $684,383 and net of issue costs
  of $79,922)                                 2,093,852    3,144,577                                                     3,144,577
Exercise of stock options between October,
  1996 and September, 1997 at exercise
  prices ranging from $0.9375 per share
  to $1.0625 per share                           33,800       34,564                                                        34,564
Compensation expense related to valuation
  of 86,167 stock options granted to
  non-employees between October 1996
  and March 1997                                              86,167                                                        86,167
Discount on Convertible Notes issued
  in February, 1997                                        1,058,823                                                     1,058,823
Conversion of Convertible Note to Class A
  Common Stock between June, 1997 and
  September, 1997 (including interest
  of $86,345 and net of issue costs
  of $156,593)                                2,011,640    3,514,290                                                     3,514,290
Net loss                                                                                  $(11,109,242)                (11,109,242)
                                             ----------  -----------   -------  --------  ------------    --------    ------------

BALANCE, SEPTEMBER 30, 1997                  38,589,399   57,551,618   283,000   147,748   (45,405,440)         --      12,293,926

OCTOBER 1, 1997 TO DECEMBER 31, 1997
  (Unaudited)
Exercise of stock optionsin October
  1997 at an exercise price of
  $0.9625 per share                               5,000        4,813                                                         4,813
Exercise of Class D warrants in
  November 1997 at $1.50 per share
  for cash                                       19,400       29,100                                                        29,100
Conversion of Convertible Note to
  Class A Common Stock in December
  1997 (including interest of
  $10,619 and net of issue costs
  of $7,228)                                    128,712      203,391                                                       203,391
Net Loss                                                                                    (1,341,047)                 (1,341,047)
                                             ----------  -----------   -------  --------  ------------    --------    ------------
BALANCE DECEMBER 31, 1997                    38,742,511  $57,788,922   283,000  $147,748  $(46,746,487)         --    $ 11,190,183
                                             ==========  ===========   =======  ========  ============    ========    ============

                                                                (Concluded) -- 5

See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                        THREE MONTHS ENDED          AUGUST 31, 1988
                                                                                           DECEMBER 31,             (INCEPTION) TO
                                                                                    ----------------------------     DECEMBER 31,
                                                                                        1996            1997             1997
                                                                                    ------------    ------------     ------------
OPERATING ACTIVITIES:
  Net loss                                                                          $ (3,220,758)   $ (1,341,047)    $(46,746,487)
  Adjustments to reconcile net loss to net cash used for operating activiites:
    Depreciation and amortization                                                        102,326          59,668          793,371
    Non-cash interest expense                                                            284,744                        4,241,464
    Technology license fee                                                                                              3,545,713
    Compensation paid with common stock and stock options                                                                 661,792
    Compensation forgiven by stockholder                                                                                   66,923
    Imputed interest under technology license fees                                                                         82,613
    Changes in assets and liabilities:
      Interest receivable                                                                148,530        (101,432)        (210,960)
      Prepaid and other                                                                  331,644          77,409         (190,377)
      Patent costs                                                                       (20,637)          4,545         (671,324)
      Organizational costs                                                                                                (20,242)
      Accounts payable                                                                  (134,725)        (28,625)         737,292
      Accrued compensation and payroll taxes                                              51,095          48,040          273,533
      Due to MBI                                                                          (8,316)           (571)          26,127
      Deferred revenue                                                                  (500,000)
                                                                                    ------------    ------------     ------------
           Net cash used for operating activities                                     (2,966,097)     (1,282,013)     (37,410,562)
                                                                                    ------------    ------------     ------------

INVESTING ACTIVITIES:
  Short-term investments                                                               1,032,775
  Capital expenditures                                                                   (20,295)        (87,690)        (680,389)
                                                                                    ------------    ------------     ------------
           Net cash provided by (used for) investing activities                        1,012,480         (87,690)        (680,389)
                                                                                    ------------    ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                                    19,312          33,913       39,243,376
  Proceeds from issuance of convertible notes payable                                                                  19,500,000
  Debt issue costs                                                                                                     (1,067,410)
  Repayment of convertible notes payable                                              (1,375,539)                      (2,673,217)
  Stock issue costs                                                                                                    (2,913,703)
  Advances for purchase of common stock                                                                                   125,000
  Collection of notes receivable for common stock                                                                          14,525
  Proceeds from stockholder loans                                                                                         322,788
  Repayment of stockholder loans                                                                                         (322,788)
  Proceeds from issuance of subordinated notes payable-net of issue costs                                                 538,750
  Repayment of subordinated notes payable                                                                                (625,000)
  Payment on technology license fee                                                                                      (958,326)
                                                                                    ------------    ------------     ------------
           Net cash provided by (used for) financing activities                       (1,356,227)         33,913       51,183,995
                                                                                    ------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,309,844)     (1,335,790)      13,093,044

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      13,347,508      14,428,834
                                                                                    ------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 10,037,664    $ 13,093,044     $ 13,093,044
                                                                                    ============    ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                     $    446,092    $     45,155     $  1,038,918
                                                                                    ============    ============     ============



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position as of December 31, 1997 and results of operations for the three months ended December 31, 1997 and from August 31, 1988 (Inception) to December 31, 1997. The results of operations for the three months ended December 31, 1997 may not be indicative of the results that may be expected for the year ending September 30, 1998.

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

The $6 million principal amount of the 1997 Note is convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. Through December 31, 1997, 2,140,352 shares of Class A Common Stock and 1,070,176 Class G Stock Purchase Warrants were issued in connection with the conversion of $3,784,539 in principal amount of the 1997 Note. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. See Note 5.

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

4.  DEBT ISSUE COSTS

Debt issue costs represent costs related to the issuance of the 1997 Notes and the 95/96 Notes (the "Convertible Notes"). The debt issue costs have been amortized over the life of the Convertible Notes, to the extent that the notes are not converted or repaid (see Note 3). To date, the Company has recorded debt issue costs in the amount of $296,059 in connection with the 1997 Note. Through December 31, 1997, $55,407 of debt issue costs were amortized and $163,821 were reclassified to stock issue costs in connection with conversion of the 1997 Note. Through January 10, 1997, $289,160 of debt issue costs were amortized and $482,191 were reclassified to stock issue costs in connection with the conversion of the 95/96 Notes into Common Stock. See Notes 3 and 5.

5.  STOCKHOLDERS' EQUITY

On January 12, 1998, the President, Chief Executive Officer and director of the Company sold 308,100 shares of Class A Common Stock and 70,200 shares of Class
B Common Stock to HealthMed, Inc., a Nevada corporation ("HealthMed"), for a total purchase price of $1,528,235. The purchase price was paid in the form of a promissory note maturing on January 12, 2000. In addition, the President, Chief Executive Officer and director transferred 718,903 shares of Class A Common Stock and 163,800 shares of Class B Common Stock into a voting trust controlled by HealthMed. Upon these transfers, the 70,200 shares of Class B Common Stock sold and the 163,800 shares of Class B Common Stock transferred automatically converted to 234,000 shares of Class A Common Stock. The term of the voting trust is ten (10) years.

On January 12, 1998, Medical Biology Institute ("MBI") sold 65,100 shares of Class A Common Stock to HealthMed for a total purchase price of $263,004. The purchase price was paid in the form of a promissory note maturing on January 12, 2000. In addition, MBI transferred 151,900 shares of Class A Common Stock into a voting trust controlled by HealthMed. The term of the voting trust is ten (10) years. The President,

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

5.  STOCKHOLDERS EQUITY (continued)

Chief Executive Officer and director of the Company is also the President, Chief Executive Officer and a director of MBI.

In December 1997 the Company issued 128,712 shares of Class A Common Stock and 64,356 Class G Stock Purchase Warrants from the conversion of $200,000 in principal amount of the 1997 Note. The amount recorded in Stockholder's Equity in connection with this conversion included $10,619 of interest expense and was reduced by a $7,228 reclassification of debt issue costs. See Notes 3 and 4.

On January 12, 1998, the Company received notice of conversion of $1,233,642 in principal amount of the 1997 Note, which will result in the issuance of 827,836 shares of Class A Common Stock and 413,918 Class G Stock Purchase Warrants.

Between October 1997 and December 1997, the Company issued 5,000 and 19,400 shares of Class A Common Stock from the exercise of stock options and Class D Warrants, respectively.

6.  NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"). This Statement requires the presentation of EPS to reflect both the "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, as if such equivalents are converted into common stock, and is calculated substantially in the same manner as fully diluted EPS in accordance with Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share".

The Company has adopted the new method of reporting EPS for the quarter ended December 31, 1997. In the accompanying statements of operations for the three months ended December 31, 1996 and 1997, the Company has presented its net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, implementing SFAS No. 128 has not had a material impact on the Company's net loss per share.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

7.  LICENSE AGREEMENT

In February 1996, the Company entered into a license agreement with Bristol-Myers Squibb Company ("BMS") for the manufacture, marketing and distribution of LIDAKOL as a topical treatment for oral herpes exclusively in the U.S., Canada and all remaining major territories throughout the world which are not currently licensed to other parties, including Mexico, China, South and Central America, Australia and India, and portions of the Far East. In connection with this agreement, the Company received an initial license fee with a portion recorded as revenue in the year ended September 30, 1996 and the remainder recorded as deferred revenue at September 30, 1996 . In the fiscal year ended September 30, 1997, the Company recognized the deferred revenue due to achievement of certain milestones. In November 1996 the Company reacquired from BMS the rights to market LIDAKOL in all territories covered in the license agreement, except the United States, Canada and Mexico, and on December 29, 1997, the BMS agreement was cancelled by BMS.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, including the matters set forth under the caption "Risk Factors" contained therein as well as factors in this Form 10-Q, which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

The Company is a development stage company. Since inception in August 1988, the Company has operated in one business segment -- the conduct of biomedical research directed towards the development and commercialization of innovative pharmaceutical products. The Company has moved closest to the commercialization endpoint with n-docosanol 10% cream (LIDAKOL(R)) as a topical treatment for oral herpes (cold sores or fever blisters). LIDAKOL is a therapeutic compound, developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. The Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") on December 22, 1997, for marketing approval of LIDAKOL in the U.S. as a treatment of recurrent oral herpes. The Company is also developing several other potential therapeutic products derived from an exclusive license agreement with the Medical Biology Institute, a non-profit research organization. These include a technology known as Large Multivalent Immunogen ("LMI") which has also reached the clinical testing phase as an immunotherapeutic vaccine for malignant melanoma, and potential new drugs for treatment of allergies and asthma, inflammatory diseases and other human cancers. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to September 30, 1997, the Company incurred a cumulative net loss of $46.7 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

On January 13, 1998, the Company received a preliminary proposal from HealthMed, Inc., a Nevada corporation based in Beverly Hills, CA. ("HealthMed"), to provide to the Company up to $130 million of non-dilutive debt financing in multiple stages over 18 months. The proposal suggests that the working capital be used, in part, to accelerate research and development of the Company's technologies and for marketing expenses related to LIDAKOL if approved for marketing by the FDA. The proposal is subject to certain conditions, including, without limitation, the following: (i) HealthMed's satisfaction with the results of a due diligence review of the Company, (ii) HealthMed

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (continued)

receiving sufficient entry of shareholders of the Company in voting trusts in which HealthMed is the trustee, and (iii) reconfiguring the Board of Directors of the Company to the satisfaction of HealthMed. A committee composed of four independent directors of the Company has been formed to evaluate the HealthMed proposal. There can be no assurance as to whether or not a definitive agreement will be reached.

In related transactions on January 12, 1998, David H. Katz, M.D., President, Chief Executive Officer and director of the Company, sold 308,100 shares of Class A Common Stock and 70,200 shares of Class B Common Stock to HealthMed for a total purchase price of $1,528,235. The purchase price was paid in the form of a promissory note maturing on January 12, 2000. In addition, Dr. Katz transferred 718,903 shares of Class A Common Stock and 163,800 shares of Class B Common Stock into a voting trust controlled by HealthMed. Upon these transfers, the 70,200 shares of Class B Common Stock sold and the 163,800 shares of Class B Common Stock transferred automatically converted to 234,000 shares of Class A Common Stock. The term of the voting trust is ten (10) years.

On January 12, 1998, MBI sold 65,100 shares of Class A Common Stock to HealthMed for a total purchase price of $263,004. The purchase price was paid in the form of a promissory note maturing on January 12, 2000. In addition, MBI transferred 151,900 shares of Class A Common Stock into a voting trust controlled by HealthMed. The term of the voting trust is ten (10) years. Dr. Katz is the President, Chief Executive Officer and a director of MBI

The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business and lengthy and expensive regulatory approval processes and competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients, and government agencies and limitations on the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective or toxic during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, or be precluded from commercialization by proprietary rights of third parties, or that the Company may not have sufficient financial resources. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET LOSSES

During the three months ended December 31, 1997 ("the 1997 three months"), the Company incurred net losses of $1.3 million compared to $3.2 million during the three months ended December 31, 1996 ("the 1996 three months").

REVENUES

Total revenues for the 1997 three months were $220,000 consisting of interest and other income. Total revenues for the 1996 three months were $775,000, consisting of license fee/contract research revenue of $500,000, interest and other income of $217,000 and federal research grant income of $58,000.

The decrease in revenues in the 1997 three months relative to the 1996 three months was primarily attributable to higher license fees earned during the 1996 period due to the achievement of certain milestones in connection with a license agreement. Also contributing to the decreased revenues during the 1997 three months are decreased revenues from federal research grants issued by the National Institutes of Health which were not in place during the 1997 three months.

EXPENSES

Research and development expenses for the 1997 three months decreased to $884,000 from $2.2 million in the 1996 three months. The decrease in expenses during the 1997 three months was attributable primarily to fewer activities related to the U.S. Phase 3 clinical trials of LIDAKOL than were on-going in the 1996 three months.

General and administrative expenses for the 1997 three months decreased to $642,000 from $1.1 million during the 1996 three months. The decrease in expenses during the 1997 three months is attributable primarily to non-recurring expenses incurred in the 1996 period related to reacquiring the rights to market LIDAKOL in all territories except the U.S., Canada and Mexico from Bristol-Myers Squibb Company which occurred in November, 1996. See Note 7 to the Financial Statements.

Interest expense in the 1997 three months decreased to $35,000 compared to $679,000 in the 1996 three months. This decrease is attributable to the recognition of the conversion discount on the 95/96 Notes that were outstanding in the 1996 three months. Interest expense in the 1997 three months is related to the 1997 Note. See Note 3 to the Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through December 31, 1997 was $51.2 million.

At December 31, 1997, the Company had cash and cash equivalents totaling $13.1 million and working capital of $10.2 million, as compared to $14.4 million and $11.3 million, respectively, at September 30, 1997. The decrease in cash and cash equivalents during the 1997 three months is primarily attributable to net cash used to fund operating activities, as discussed below.

Net cash used by the Company to fund operating activities during the 1997 three months decreased to $1.3 million from $3.0 million during the 1996 three months. This decrease is primarily attributable to the decreased expenses and revenues during the 1997 three months as discussed in "Results of Operations". In addition, $88,000 of cash was used for capital expenditures during the1997 three months.

The Company anticipates its cash requirements for the year ending September 30, 1998 to be less than cash used to fund operating activities during the year ended September 30, 1997, as the clinical trials of LIDAKOL have been completed.

On February 26, 1997, the Company issued the 1997 Note in the amount of $6.0 million as part of a private placement to an institutional investor. The 1997
Note is convertible at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the Market Price per share (as defined in the 1997 Note) on the date of conversion, provided, however, that in no event can the total shares issued from the conversion of the 1997 Note be more than 7,257,467. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with: 1) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and 2) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. As of December 31, 1997, the outstanding principal balance of the 1997 Note was $2,215,461. On February __, 1998, the Company received notice of conversion of $1,233,642 in principal amount of the 1997 Note, which will result in the issuance of 827,836 shares of Class A Common Stock and 413,918 Class G Stock Purchase Warrants. See Notes 3 and 5 to the Financial Statements.

Between November 1995 and January 1996, the Company issued a total of $13.5 million of convertible notes as part of a private placement to institutional investors. The Company has no further obligations under these notes. See Note 3 to the Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

At December 31, 1997 the Company had exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 8.3 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $20 million. Included in such warrants and options are Class D Warrants, exercisable on or before June 30, 1999 into approximately 1.4 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. In the event the Company does call the Class D Warrants for redemption, there can be no assurance regarding the number of warrants which would be exercised or the amount of proceeds which the Company would receive. Also included in such warrants and options are Class G Stock Purchase Warrants exercisable into approximately 1.1 million shares of the Company's Class A Common Stock at an exercise price of $2.97 per share. Such warrants expire on various dates through 2002 and are not redeemable by the Company. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2007. The average exercise price of the remaining exercisable options and warrants is approximately $2.58 per share which is higher than the market price of the Company's Class A Common Stock on December 31, 1997. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future.

The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds may not be sufficient to permit the Company to successfully complete development or commercialize any of its proposed pharmaceutical products. Accordingly, the Company may be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to complete clinical development, manufacture and package finished product and obtain regulatory approvals to market its products. There can be no assurance that the Company can successfully obtain such additional capital, enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms. See Overview above.

                                  PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        27.1  Financial Statement Data Schedule

(b)     Reports on Form 8-K

        The following reports on Form 8-K were filed during the quarter ended December 31, 1997:

        Report on Form 8-K filed on November 12, 1997 - reporting the appointment of Jeffery B. Weinress to the position of Vice President and Chief Financial Officer replacing Susan Yeagley-Sullivan

        Report on Form 8-K filed on December 31, 1997 - reporting the filing of a New Drug Application for its herpes drug, LIDAKOL, with the U.S. Food and Drug Administration

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIDAK Pharmaceuticals

Date:  February 12, 1998
                                        By: /s/David H. Katz
                                            ----------------------------------
                                            David H. Katz, M.D., President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer )
                                            (Principal Executive Officer)



Date:  February 12, 1998                By: /s/Jeffery B. Weinress
                                            ----------------------------------
                                            Jeffery B. Weinress, Vice President
                                            Chief Financial Officer and
                                            Secretary