Form 10-Q/A
period 1997-12-31
LIDAK PHARMACEUTICALS
filed 1998-02-19
CIK 858803

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED            AUGUST 31,1988
                                                     DECEMBER 31,               (INCEPTION) TO
                                            ------------------------------       DECEMBER 31,
                                                1996              1997              1997
REVENUES:

  License fees/Contract research            $    500,000                        $   4,507,625
  Federal research grants                         57,500                              940,646
  Interest and other                             217,072      $    219,759          4,320,058
                                            ------------      ------------      -------------

          Total revenues                         774,572           219,759          9,768,329
                                            ------------      ------------      -------------

EXPENSES

  Research and development                     2,179,395           883,561         32,899,499
  General and administrative                   1,136,959           642,006         17,876,883
  Interest                                       678,976            35,239          5,205,164
  Cost of contract research                                                           533,270
                                            ------------      ------------      -------------

           Total expenses                      3,995,330         1,560,806         56,514,814
                                            ------------      ------------      -------------

NET LOSS                                    $ (3,220,758)     $ (1,341,047)     $ (46,746,487)
                                            ============      ============      =============

NET LOSS PER SHARE                          $       (.09)     $       (.03)
                                            ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     35,301,227        38,898,947
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