Form 10-Q
period 1998-03-31
LIDAK PHARMACEUTICALS
filed 1998-04-24
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended MARCH 31, 1998                     Commission File No. 0-18734


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

                                   Yes [X] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                             Outstanding at April 24, 1998
Class A common stock, no par value                               39,812,017
Class B common stock, no par value                                   49,000

LIDAK Pharmaceuticals


                                    FORM 10-Q

                      For the quarter ended March 31, 1998

                                      Index



PART I. FINANCIAL INFORMATION                                                 Page
Item 1. Financial Statements

        Balance Sheets at September 30, 1997 and
        March 31, 1998 ..................................................      3

        Statements of Operations for the three and six month periods ended March 31, 1997 and 1998, and the period
        from August 31, 1988 (inception) to March 31, 1998 ..............      4

        Statements of Stockholders' Equity (Deficit) for the period
        August 31, 1988 (inception) to March 31, 1998 ...................      5

        Statements of Cash Flows for the six month periods
        ended March 31, 1997 and 1998, and the period
        from August 31, 1988 (inception) to March 31, 1998 ..............     10

        Notes to Financial Statements ...................................     11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................     16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...............................................     19

Item 5. Other Information ...............................................     19

Item 6. Exhibits and Reports on Form 8-K ................................     23

SIGNATURES ..............................................................     24

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 SEPTEMBER 30         MARCH 31
ASSETS                                                                               1997               1998
CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 14,428,834       $ 10,650,684
  Interest receivable                                                                 109,528             97,282
  Prepaid and other                                                                   231,834            371,295
                                                                                 ------------       ------------

           Total current assets                                                    14,770,196         11,119,261

PROPERTY - at cost (less accumulated depreciation of $372,951 and $434,645)           219,748            260,231

PATENT COSTS (less accumulated amortization of $68,028 and $83,243)                   607,841            599,202

DEBT ISSUE COSTS                                                                       93,758             29,124

OTHER ASSETS                                                                           35,952                265
                                                                                 ------------       ------------

TOTAL                                                                            $ 15,727,495       $ 12,008,083
                                                                                 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                                      $  2,415,461       $  1,000,001
  Accounts payable                                                                    765,917            486,154
  Accrued compensation and payroll taxes                                              225,493            196,571
  Due to MBI                                                                           26,698             11,628
                                                                                 ------------       ------------

  Total current liabilities                                                         3,433,569          1,694,354
                                                                                 ------------       ------------


STOCKHOLDERS' EQUITY:

  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
     38,589,399 and 39,805,850 shares issued and outstanding                       57,551,618         59,110,620
    Class B - 510,000 shares authorized; 283,000 and
     49,000 shares issued and outstanding (convertible to
     Class A Common Stock)                                                            147,748             25,582
  Deficit accumulated during the development stage                                (45,405,440)       (48,822,473)
                                                                                 ------------       ------------

           Total stockholders' equity                                              12,293,926         10,313,729
                                                                                 ------------       ------------

TOTAL                                                                            $ 15,727,495       $ 12,008,083
                                                                                 ============       ============



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED                    SIX MONTHS ENDED              AUGUST 31,1988
                                                  MARCH 31,                            MARCH 31,                 (INCEPTION) TO
                                      -------------------------------       -------------------------------          MARCH 31,
                                          1997               1998                1997              1998                1998
REVENUES:
  License fees/Contract research                                            $    500,000                          $  4,507,625
  Federal research grants             $     55,000                               112,500                               940,646
  Interest and other                       207,984       $    132,372            425,056       $    352,132          4,452,431
                                      ------------       ------------       ------------       ------------       ------------

          Total revenues                   262,984            132,372          1,037,556            352,132          9,900,702
                                      ------------       ------------       ------------       ------------       ------------


EXPENSES
  Research and development               2,847,147            751,764          5,026,542          1,635,325         33,651,263
  General and administrative               734,285          1,426,907          1,871,244          2,068,913         19,303,790
  Interest                                 545,948             29,688          1,224,924             64,927          5,234,852
  Cost of contract research                                                                                            533,270
                                      ------------       ------------       ------------       ------------       ------------

           Total expenses                4,127,380          2,208,359          8,122,710          3,769,165         58,723,175
                                      ------------       ------------       ------------       ------------       ------------

NET LOSS                              $ (3,864,396)      $ (2,075,987)      $ (7,085,154)      $ (3,417,033)      $(48,822,473)
                                      ============       ============       ============       ============       ============

NET LOSS PER SHARE                    $      (0.11)      $      (0.05)      $      (0.20)      $      (0.09)
                                      ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              36,719,420         39,458,510         36,002,531         39,175,597
                                      ============       ============       ============       ============



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1998
--------------------------------------------------------------------------------


                                                        CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                                    SERIES A                 SERIES B                   CLASS A
                                               SHARES       AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT
                                            -----------  -----------  -----------  -----------  -----------  -----------
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

Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)

Collection on notes receivable

Net loss
                                            -----------  -----------  -----------  -----------  -----------  -----------


BALANCE, SEPTEMBER 30, 1989                   2,000,000            1

Conversion of advances to common stock in October 1989 at $.50 per share

Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totaling $1,033,280)                                                                5,000,000  $ 3,966,820

Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totaling $97,500)                                                                     750,000      652,500

Exercise of stock options in July and
  August 1990 at $.50 per share

Forgiveness of compensation obligation

Collection on notes receivable

Net loss
                                            -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 1990                   2,000,000            1                              5,750,000    4,619,320


                                                                           DEFICIT
                                                                         ACCUMULATED     NOTES
                                                    COMMON STOCK         DURING THE   RECEIVABLE
                                                       CLASS B           DEVELOPMENT     FROM
                                                SHARES        AMOUNT       STAGE     STOCKHOLDERS      TOTAL
                                              -----------  -----------  -----------  ------------   -----------
BALANCE, AUGUST 31,1988 (INCEPTION)

Issuance of common stock for notes
  receivable and cash in September 1988
  at $.0125 per share                           4,235,000  $    52,937                $   (14,525)  $    38,412

Issuance of preferred stock in October
  1988 for license and other rights                                                                           1

Issuance of common stock for cash in
  October 1988 at $.05 per share                   80,000        4,000                                    4,000

Issuance of common stock for cash in
  January 1989 at $.05 per share                   80,000        4,000                                    4,000

Issuance of stock options effective in
  August 1989 to purchase 600,000 shares
  of Class B common stock at $.0125
  per share (with an estimated fair market
  value of $.05 per share)                                      22,500                                   22,500

Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market value
  of $.05 per share)                              400,000       20,000                                   20,000

Collection on notes receivable                                                              1,635         1,635

Net loss                                                                $  (409,718)                   (409,718)
                                              -----------  -----------  -----------  ------------   -----------
BALANCE, SEPTEMBER 30, 1989                     4,795,000      103,437     (409,718)      (12,890)     (319,170)

Conversion of advances to common stock in
  October 1989 at $.50 per share                  250,000      125,000                                  125,000

Issuance of common stock for cash in May
  1990 at $1.00 per share (net of stock
  issue costs totaling $1,033,280)                                                                    3,966,820

Issuance of common stock for cash in June
  1990 at $1.00 per share (net of stock
  issue costs totaling $97,500)                                                                         652,500

Exercise of stock options in July and
  August 1990 at $.50 per share                    21,500       10,750                                   10,750

Forgiveness of compensation obligation                          66,923                                   66,923

Collection on notes receivable                                                             12,890        12,890

Net loss                                                                 (2,319,231)                 (2,319,231)
                                              -----------  -----------  -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 1990                     5,066,500      306,110   (2,728,949)           --     2,196,482

                                                                 (Continued) - 1

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                CONVERTIBLE PREFERRED STOCK                     COMMON STOCK
                                                           SERIES A                    SERIES B                    CLASS A
                                                     SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Exercise of stock options in November
  1990 at $.50 per share

Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                                               960,003  $    769,670

Conversion of common stock                                                                                     115,000  $      5,750

Net loss
                                                  ------------  ------------  ------------  ------------  ------------  ------------


BALANCE, SEPTEMBER 30, 1991                          2,000,000  $          1       960,003       769,670     5,865,000     4,625,070

Issuance of preferred stock
  in February 1992 for cash
 (net of stock issue costs
 totaling $428,605)                                                              4,266,680     3,571,395

Exercise of stock options in March 1992 at $.50 per share

Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock
  issue costs totaling $317,930)                                                                             5,650,200     8,157,370

Conversion of common stock                                                                                     395,000         6,250

Net loss
                                                  ------------  ------------  ------------  ------------  ------------  ------------


BALANCE, SEPTEMBER 30, 1992                          2,000,000             1     5,226,683     4,341,065    11,910,200    12,788,690

Exercise of Unit Purchase
 Options between October
 1992 and September 1993
 for cash                                                                                                      793,645       600,010

Exercise of Class A Warrants
 between October 1992
  and September 1993 at
 $.9450 per share for cash                                                                                     793,645       749,995

Exercise of Class B Warrants
 between October 1992 and September
 1993 at $2.25 per share for cash
  (net of stock issue costs totaling $8,720)                                                                    96,897       209,298

Exercise of Class C Warrants between
 October 1992 and September 1993 at
  $1.00 per share for cash
  (net of stock issue costs totaling $4,122)                                                                   103,050        98,928

Exercise of Class D Warrants between
 October 1992 and September 1993 at
  $1.50 per share for cash
 (net of stock issue costs totaling $42,125)                                                                   836,335     1,212,376

Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                                315,000        63,000

Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                             320,000       300,000

                                                                                   DEFICIT
                                                                                  ACCUMULATED      NOTES
                                                           COMMON STOCK           DURING THE     RECEIVABLE
                                                              CLASS B             DEVELOPMENT       FROM
                                                       SHARES          AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                                    ------------   ------------   ------------   ------------  ------------
Exercise of stock options in November
  1990 at $.50 per share                                   2,000   $      1,000                                $      1,000

Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                                                                                769,670

Conversion of common stock                              (115,000)        (5,750)

Net loss                                                                          $ (1,949,588)                  (1,949,588)
                                                    ------------   ------------   ------------   ------------  ------------


BALANCE, SEPTEMBER 30, 1991                            4,953,500        301,360     (4,678,537)            --     1,017,564

Issuance of preferred stock
  in February 1992 for cash
 (net of stock issue costs
 totaling $428,605)                                                                                               3,571,395

Exercise of stock options in March 1992 at
  $.50 per share                                         119,000         59,500                                      59,500

Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock
  issue costs totaling $317,930)                                                                                  8,157,370

Conversion of common stock                              (395,000)        (6,250)

Net loss                                                                            (2,361,855)                  (2,361,855)
                                                    ------------   ------------   ------------   ------------  ------------


BALANCE, SEPTEMBER 30, 1992                            4,677,500        354,610     (7,040,392)            --    10,443,974

Exercise of Unit Purchase
 Options between October
 1992 and September 1993
 for cash                                                                                                           600,010

Exercise of Class A Warrants
 between October 1992
  and September 1993 at
 $.9450 per share for cash                                                                                          749,995

Exercise of Class B Warrants
 between October 1992 and September
 1993 at $2.25 per share for cash
  (net of stock issue costs totaling $8,720)                                                                        209,298

Exercise of Class C Warrants between
 October 1992 and September 1993 at
  $1.00 per share for cash
  (net of stock issue costs totaling $4,122)                                                                         98,928

Exercise of Class D Warrants between
 October 1992 and September 1993 at
  $1.50 per share for cash
 (net of stock issue costs totaling $42,125)                                                                      1,212,376

Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                                      63,000

Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                                                              300,000


                                                                 (Continued) - 2

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1998
-------------------------------------------------------------------------------

                                                          CONVERTIBLE PREFERRED STOCK                         COMMON STOCK
                                                    SERIES A                      SERIES B                       CLASS A
                                             SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                          ------------   ------------   ------------   ------------   ------------   ------------
Exercise of Preferred Stock
  Units between October
  1992 and September 1993 for cash                                            96,000   $     90,000

Exercise of stock options in
  August 1993 and September 1993
  at exercise prices ranging from
  $0.81 to $1.53 per share                                                                                  27,480   $     37,480

Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value                                                                                                                   163,333

Cancellation of Series A Preferred
  and Class B Common Stock in
  July 1993                                 (1,500,000)                                                                    28,003

Issuance of Class A Common Stock
   in July 1993 in connection with
   amendment to a license agreement                                                                      1,500,000      2,670,000

Conversion of preferred and common stock      (100,000)                   (5,642,653)    (4,731,065)     6,040,653      4,790,121

Cancellation of partial shares                                                   (30)

Net loss
                                          ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1993                    400,000   $          1             --             --     22,416,905     23,411,234

Exercise of non-redeemable Class B
  Warrants in April 1994 at
  $1.4175 per share for cash                                                                                17,202         24,384

Exercise of redeemable Class B
  Warrants between October 1993
  and June 1994 at $2.25 per share
  for cash (net of stock issue
  costs totaling $541,340)                                                                               4,312,060      9,160,795

Exercise of Class C Warrants between
  October 1993 and September 1994 at
  $1.00 per share for cash
  (net of commissions totaling $4,414)                                                                     106,340        101,926

Exercise of Class D Warrants
  between October 1993 and September
  1994 at $1.50 per share for cash
  (net of commissions totaling $2,875)                                                                      78,335        114,627

Exercise of Class F Warrants between
  October 1993 and November 1993
  at $100,000 per warrant for cash                                           106,666        100,000

Exercise of stock options between
  October 1993 and September 1994 at
  exercise prices ranging from
  $0.50 to $2.4375 per share                                                                               113,267        156,048

Compensation expense related to
  stock options granted at an
  exercise price below fair market value                                                                                  245,000

Issuance of Class A Common Stock
  in connection with Stock Purchase
  Agreement in September 1994 (net
  of issue costs of $192,215)                                                                              522,449      1,807,785

Conversion of preferred and common stock      (400,000)            (1)      (106,666)      (100,000)       653,416        113,911

Cancellation of Class A Common and
  Class B Common Stock between
  January 1994 and May 1994                                                                                (70,000)        20,794

Cancellation of partial shares                                                                                  (3)

Net loss
                                          ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1994                         --             --             --             --     28,149,971     35,156,504


                                                                         DEFICIT
                                                                       ACCUMULATED      NOTES
                                                COMMON STOCK            DURING THE    RECEIVABLE
                                                   CLASS B              DEVELOPMENT      FROM
                                           SHARES         AMOUNT          STAGE      STOCKHOLDERS      TOTAL
                                        ------------   ------------   ------------   ------------  ------------
Exercise of Preferred Stock
  Units between October
  1992 and September 1993 for cash                                                                 $     90,000

Exercise of stock options in
  August 1993 and September 1993
  at exercise prices ranging from
  $0.81 to $1.53 per share                                                                               37,480

Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value                                                                                                 163,333

Cancellation of Series A Preferred
  and Class B Common Stock in
  July 1993                               (2,240,250)  $    (28,003)

Issuance of Class A Common Stock
   in July 1993 in connection with
   amendment to a license agreement                                                                   2,670,000

Conversion of preferred and common stock    (298,000)       (59,056)

Cancellation of partial shares

Net loss                                                              $ (6,139,223)                  (6,139,223)
                                        ------------   ------------   ------------   ------------  ------------
BALANCE, SEPTEMBER 30, 1993                2,139,250        267,551    (13,179,615)            --    10,499,171

Exercise of non-redeemable Class B
  Warrants in April 1994 at
  $1.4175 per share for cash                                                                             24,384

Exercise of redeemable Class B
  Warrants between October 1993
  and June 1994 at $2.25 per share
  for cash (net of stock issue
  costs totaling $541,340)                                                                            9,160,795

Exercise of Class C Warrants between
  October 1993 and September 1994 at
  $1.00 per share for cash
  (net of commissions totaling $4,414)                                                                  101,926

Exercise of Class D Warrants
  between October 1993 and September
  1994 at $1.50 per share for cash
  (net of commissions totaling $2,875)                                                                  114,627

Exercise of Class F Warrants between
  October 1993 and November 1993
  at $100,000 per warrant for cash                                                                      100,000

Exercise of stock options between
  October 1993 and September 1994 at
  exercise prices ranging from
  $0.50 to $2.4375 per share                                                                            156,048

Compensation expense related to
  stock options granted at an
  exercise price below fair market value                                                                245,000

Issuance of Class A Common Stock
  in connection with Stock Purchase
  Agreement in September 1994 (net
  of issue costs of $192,215)                                                                         1,807,785

Conversion of preferred and common stock    (146,750)       (13,910)

Cancellation of Class A Common and
  Class B Common Stock between
  January 1994 and May 1994               (1,546,500)       (20,794)

Cancellation of partial shares

Net loss                                                                (4,813,341)                  (4,813,341)
                                        ------------   ------------   ------------   ------------  ------------
BALANCE, SEPTEMBER 30, 1994                  446,000        232,847    (17,992,956)            --    17,396,395



                                                                 (Continued) - 3

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1998
-------------------------------------------------------------------------------



                                                       CONVERTIBLE PREFERRED STOCK                      COMMON STOCK
                                                SERIES A                     SERIES B                      CLASS A
                                         SHARES         AMOUNT         SHARES         AMOUNT        SHARES         AMOUNT
                                      ------------   ------------   ------------   ------------   ------------   ------------
Exercise of non-redeemable Class
  B Warrants in January and
  February, 1995 at $1.4175 per
  share for cash                                                                                        97,202       $137,783

Exercise of Class C Warrants
  between October, 1994 and
  June, 1995 at $1.00 per share
  for cash (net of commissions
  totaling $26,743)                                                                                    415,600        388,857

Exercise of Class D Warrants
  between April, 1995 and
  September, 1995 at $1.50 per
  share for cash                                                                                       153,335        230,003

Exercise of Class E Warrants
  in April and August, 1995 at
  $0.20 per share for cash                                                                              85,000         17,000

Exercise of stock options
  between October, 1994 and
  September, 1995 at exercise
  prices ranging from $0.50 per
  share to $3.56 per share                                                                             842,956      1,121,771

Compensation expense related
  to stock options granted at
  an exercise price below fair
  market value                                                                                                        129,792

Conversion of common stock                                                                             103,000         53,774

Net loss
                                      ------------   ------------   ------------   ------------   ------------   ------------


BALANCE, SEPTEMBER 30, 1995                      -             -              -              -      29,847,064     37,235,484

Exercise of Class D Warrants
  between October, 1995 and
  September, 1996 at $1.50 per
  share for cash                                                                                        78,334        117,500

Exercise of Class E Warrants
  in March, 1996 at $0.20 per
  share for cash                                                                                        25,000          5,000

Issuance of Class A Common
  Stock in connection with Stock
  Purchase Agreement in
  November 1995 (net of issue
  costs of $83,495)                                                                                    481,651      1,416,505

Conversion of Convertible
  Notes to Class A Common Stock
  between February and September,
  1996 (including interest and
  discount applied of $2,263,276
  and net of issue costs of $402,268)                                                                3,419,166     10,147,676

Exercise of stock options
  between October, 1995 and
  September, 1996 at exercise
  prices ranging from $0.50
  per share to $3.56 per share                                                                         142,807        263,079

Conversion of common stock                                                                              60,000         31,325

Net loss
                                      ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1996                      -              -              -              -     34,054,022     49,216,569

                                                                        DEFICIT
                                                                       ACCUMULATED      NOTES
                                               COMMON STOCK            DURING THE     RECEIVABLE
                                                 CLASS B               DEVELOPMENT       FROM
                                           SHARES          AMOUNT         STAGE       STOCKHOLDERS      TOTAL
                                         ------------   ------------   ------------   ------------   ------------
Exercise of non-redeemable Class
  B Warrants in January and
  February, 1995 at $1.4175 per
  share for cash                                                                                         $137,783

Exercise of Class C Warrants
  between October, 1994 and
  June, 1995 at $1.00 per share
  for cash (net of commissions
  totaling $26,743)                                                                                       388,857

Exercise of Class D Warrants
  between April, 1995 and
  September, 1995 at $1.50 per
  share for cash                                                                                          230,003

Exercise of Class E Warrants
  in April and August, 1995 at
  $0.20 per share for cash                                                                                 17,000

Exercise of stock options
  between October, 1994 and
  September, 1995 at exercise
  prices ranging from $0.50 per
  share to $3.56 per share                                                                              1,121,771

Compensation expense related
  to stock options granted at
  an exercise price below fair
  market value                                                                                            129,792

Conversion of common stock                   (103,000)     $(53,774)

Net loss                                                               $(10,173,001)                  (10,173,001)
                                         ------------   ------------   ------------   ------------   ------------


BALANCE, SEPTEMBER 30, 1995                   343,000        179,073   (28,165,957)             -      9,248,600

Exercise of Class D Warrants
  between October, 1995 and
  September, 1996 at $1.50 per
  share for cash                                                                                          117,500

Exercise of Class E Warrants
  in March, 1996 at $0.20 per
  share for cash                                                                                            5,000

Issuance of Class A Common
  Stock in connection with Stock
  Purchase Agreement in
  November 1995 (net of issue
  costs of $83,495)                                                                                     1,416,505

Conversion of Convertible
  Notes to Class A Common Stock
  between February and September,
  1996 (including interest and
  discount applied of $2,263,276
  and net of issue costs of $402,268)                                                                  10,147,676

Exercise of stock options
  between October, 1995 and
  September, 1996 at exercise
  prices ranging from $0.50
  per share to $3.56 per share                                                                            263,079

Conversion of common stock                    (60,000)       (31,325)

Net loss                                                                 (6,130,241)                   (6,130,241)
                                         ------------   ------------   ------------   ------------   ------------


BALANCE, SEPTEMBER 30, 1996                   283,000        147,748    (34,296,198)             -     15,068,119


                                                                 (Continued) - 4

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO MARCH 31, 1998
--------------------------------------------------------------------------------



                                                       CONVERTIBLE PREFERRED STOCK                      COMMON STOCK
                                                SERIES A                     SERIES B                      CLASS A
                                         SHARES         AMOUNT         SHARES         AMOUNT        SHARES         AMOUNT
                                      ------------   ------------   ------------   ------------   ------------   ------------
Exercise of Class D Warrants
  between January and September,
  1997 at $1.50 per share for cash                                                                     321,085     $  481,628

Exercise of Class E Warrants in
  October, 1996 at $0.20 per share
  for cash                                                                                              75,000         15,000

Conversion of Convertible Notes
  to Class A Common Stock between
  October, 1996 and January, 1997
  (including interest and discount
  applied of $684,383 and net of
  issue costs of $79,922)                                                                            2,093,852      3,144,577

Exercise of stock options between
  October, 1996 and September,
  1997 at exercise prices ranging
  from $0.9375 per share to
  $1.0625 per share                                                                                     33,800         34,564

Compensation expense related to
  valuation of 86,167 stock options
  granted to non-employees between
  October 1996 and March 1997                                                                                          86,167

Discount on Convertible Notes
  issued in February, 1997                                                                                          1,058,823

Conversion of Convertible Note to
  Class A Common Stock between
  June, 1997 and September, 1997
  (including interest of $86,345
  and net of issue costs of $156,593)                                                                2,011,640      3,514,290

Net loss

                                      ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1997                      -              -              -              -     38,589,399     57,551,618

OCTOBER 1, 1997 TO MARCH 31, 1998
  (Unaudited) Exercise of stock
  options in October, 1997 at an
  exercise price of $.9625 per share                                                                     5,000          4,813

Exercise of Class D warrants in
  November, 1997 at $1.50 per share
  for cash                                                                                              19,400         29,100

Conversion of Convertible Note to
  Class A Common Stock between
  December,1997 and February 1998
  (including interest of $35,223
  and net of issue costs of $47,758)                                                                   958,051      1,402,923

Conversion of Common Stock                                                                             234,000        122,166

Net loss
                                      ------------   ------------   ------------   ------------   ------------   ------------

BALANCE,  MARCH 31, 1998                         -              -              -              -     39,805,850    $59,110,620
                                      ============   ============   ============   ============   ============   ============


                                                                       DEFICIT
                                                                      ACCUMULATED      NOTES
                                              COMMON STOCK            DURING THE     RECEIVABLE
                                                CLASS B               DEVELOPMENT       FROM
                                          SHARES          AMOUNT         STAGE       STOCKHOLDERS      TOTAL
                                        ------------   ------------   ------------   ------------   ------------
Exercise of Class D Warrants
  between January and September,
  1997 at $1.50 per share for cash                                                                    $  481,628

Exercise of Class E Warrants in
  October, 1996 at $0.20 per share
  for cash                                                                                                15,000

Conversion of Convertible Notes
  to Class A Common Stock between
  October, 1996 and January, 1997
  (including interest and discount
  applied of $684,383 and net of
  issue costs of $79,922)                                                                              3,144,577

Exercise of stock options between
  October, 1996 and September,
  1997 at exercise prices ranging
  from $0.9375 per share to
  $1.0625 per share                                                                                       34,564

Compensation expense related to
  valuation of 86,167 stock options
  granted to non-employees between
  October 1996 and March 1997                                                                             86,167

Discount on Convertible Notes
  issued in February, 1997                                                                             1,058,823

Conversion of Convertible Note to
  Class A Common Stock between
  June, 1997 and September, 1997
  (including interest of $86,345
  and net of issue costs of $156,593)                                                                  3,514,290

Net loss
                                                                                     $(11,109,242)   (11,109,242)
                                        ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1997                  283,000        147,748    (45,405,440)             -     12,293,926

OCTOBER 1, 1997 TO MARCH 31, 1998
  (Unaudited) Exercise of stock
  options in October, 1997 at an
  exercise price of $.9625 per share                                                                       4,813

Exercise of Class D warrants in
  November, 1997 at $1.50 per share
  for cash                                                                                                29,100

Conversion of Convertible Note to
  Class A Common Stock between
  December,1997 and February 1998
  (including interest of $35,223
  and net of issue costs of $47,758)                                                                   1,402,923

Conversion of Common Stock                  (234,000)      (122,166)

Net loss                                                                (3,417,033)                   (3,417,033)
                                        ------------   ------------   ------------   ------------   ------------

BALANCE,  MARCH 31, 1998                      49,000        $25,582   $(48,822,473)             -    $10,313,729
                                        ============   ============   ============   ============   ============

                                                                   (Concluded)-5



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                    AUGUST 31, 1988
                                                                                       SIX MONTHS ENDED              (INCEPTION) TO
                                                                                          MARCH 31,                    MARCH 31,
                                                                               -------------------------------      ---------------
                                                                                  1997                1998                1998
OPERATING ACTIVITIES:
  Net loss                                                                     $ (7,085,154)      $ (3,417,033)      $(48,822,473)
  Adjustments to reconcile net loss to net cash used
    for operating activiites:
    Depreciation and amortization                                                   181,548            121,454            855,157
    Non-cash interest expense                                                     1,066,679                             4,241,464
    Technology license fee                                                                                              3,545,713
    Compensation paid with common stock and stock options                            86,167                               661,792
    Compensation forgiven by stockholder                                                                                   66,923
    Imputed interest under technology license fees                                                                         82,613
    Changes in assets and liabilities:
      Interest receivable                                                           152,201             12,246            (97,282)
      Prepaid and other                                                             642,123           (103,774)          (371,560)
      Patent costs                                                                  (21,408)               975           (674,894)
      Organizational costs                                                                                                (20,242)
      Accounts payable                                                              502,729           (279,763)           486,154
      Accrued compensation and payroll taxes                                         10,495            (28,922)           196,571
      Due to MBI                                                                    (12,325)           (15,070)            11,628
      Deferred revenue                                                             (500,000)
                                                                               ------------       ------------       ------------

           Net cash used for operating activities                                (4,976,945)        (3,709,887)       (39,838,436)
                                                                               ------------       ------------       ------------

INVESTING ACTIVITIES:
  Short-term investments                                                          4,555,794
  Capital expenditures                                                              (28,291)          (102,176)          (694,875)
                                                                               ------------       ------------       ------------

           Net cash provided by (used for) investing activities                   4,527,503           (102,176)          (694,875)
                                                                               ------------       ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                              513,378             33,913         39,243,376
  Proceeds from issuance of convertible notes payable                             6,000,000                            19,500,000
  Debt issue costs                                                                 (288,519)                           (1,067,410)
  Repayment of convertible notes payable                                         (3,341,521)                           (2,673,217)
  Stock issue costs                                                                                                    (2,913,703)
  Advances for purchase of common stock                                                                                   125,000
  Collection of notes receivable for common stock                                                                          14,525
  Proceeds from stockholder loans                                                                                         322,788
  Repayment of stockholder loans                                                                                         (322,788)
  Proceeds from issuance of subordinated notes payable-net of issue costs                                                 538,750
  Repayment of subordinated notes payable                                                                                (625,000)
  Payment on technology license fee                                                                                      (958,326)
                                                                               ------------       ------------       ------------

           Net cash provided by financing activities                              2,883,338             33,913         51,183,995
                                                                               ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2,433,896         (3,778,150)        10,650,684

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 13,347,508         14,428,834
                                                                               ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 15,781,404       $ 10,650,684       $ 10,650,684
                                                                               ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                $    784,224       $     79,016       $  1,072,779
                                                                               ============       ============       ============



See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997 and the Company's unaudited Quarterly Report on Form 10-Q for the quarter ended December 31, 1997. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position as of March 31, 1998 and results of operations for the three and six months ended March 31, 1998 and from August 31, 1988 (Inception) to March 31, 1998. The results of operations for the three and six months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending September 30, 1998.

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

The $6 million principal amount of the 1997 Note is convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. Through March 31, 1998, 2,969,691 shares of Class A Common Stock and 1,484,846 Class G Stock Purchase Warrants were issued in connection with the conversion of $5,000,000 in principal amount of the 1997 Note. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. See Note 5.

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

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

3.   CONVERTIBLE NOTES PAYABLE (continued)

4.   DEBT ISSUE COSTS

Debt issue costs represent costs related to the issuance of the 1997 Notes and the 95/96 Notes (the "Convertible Notes"). The debt issue costs have been amortized over the life of the Convertible Notes, to the extent that the notes are not converted or repaid (see Note 3). To date, the Company has recorded debt issue costs in the amount of $296,059 in connection with the 1997 Note. Through March 31, 1998, $62,584 of debt issue costs were amortized and $204,351 were reclassified to stock issue costs in connection with conversion of the 1997 Note. Through January 10, 1997, $289,160 of debt issue costs were amortized and $482,191 were reclassified to stock issue costs in connection with the conversion of the 95/96 Notes into Common Stock. See Notes 3 and 5.

5.   STOCKHOLDERS' EQUITY

On January 12, 1998, David H. Katz, former President and Chief Executive Officer ("CEO"), a director of the Company sold 308,100 shares of Class A Common Stock and 70,200 shares of Class B Common Stock to HealthMed, Inc., a Nevada corporation ("HealthMed"), for a total purchase price of $1,528,235. The purchase price was paid in the form of a promissory note maturing on January 12, 2000. In addition, Dr. Katz transferred 718,903 shares of Class A Common Stock and 163,800 shares of Class B Common Stock into a voting trust controlled by HealthMed. Upon these transfers, the 70,200 shares of Class B Common Stock sold and the 163,800 shares of Class B Common Stock transferred automatically converted to 234,000 shares of Class A Common Stock. The term of the voting trust is ten (10) years.

In December 1997 the Company issued 128,712 shares of Class A Common Stock and 64,356 Class G Stock Purchase Warrants from the conversion of $200,000 in principal amount of the 1997 Note. The amount recorded in Stockholder's Equity in connection with this conversion included $1,898 of interest expense and was reduced by a $7,228 reclassification of debt issue costs. See Notes 3 and 4.

In February 1998 the Company Issued 829,339 shares of Class A Common Stock and 414,670 Class G Stock Purchase Warrants from the conversion of $1,215,460 in principal amount of the 1997 Note. The amount recorded in Stockholder's Equity in connection with this conversion included $33,325 of interest expense and was reduced by a $40,530 reclassification of debt issue costs. See Notes 3 and 4.

Between October 1,1997 and March 31, 1998, the Company issued 5,000 and 19,400 shares of Class A Common Stock from the exercise of stock options and Class D Warrants, respectively.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

6.   NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). This Statement requires the presentation of EPS to reflect both the "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, as if such equivalents are converted into common stock, and is calculated substantially in the same manner as fully diluted EPS in accordance with Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share".

The Company has adopted the new method of reporting EPS for the three and six months ended March 31, 1998. In the accompanying statements of operations for the three and six months ended March 31, 1997 and 1998, the Company has presented its net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, implementing SFAS No. 128 has not had a material impact on the Company's net loss per share.

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

In addition, in February 1998, Grelan Pharmaceuticals, LIDAK's Japanese licensee, notified the Company that Takeda Chemical Industries Ltd. had acquired a controlling interest in their company. As a result, Grelan indicated that it could no longer commit the resources needed to develop the LIDAKOL product. Grelan has agreed to work with the Company to find a new Japanese licensing partner

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, including the matters set forth under the caption "Risk Factors" contained therein as well as factors in this Form 10-Q, which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

The Company is a development stage company. Since inception in August 1988, the Company has operated in one business segment -- the conduct of biomedical research directed towards the development and commercialization of innovative pharmaceutical products. The Company has moved closest to the commercialization endpoint with n-docosanol 10% cream (LIDAKOL(R)) as a topical treatment for oral herpes (cold sores or fever blisters). LIDAKOL is a therapeutic compound, developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. The Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") on December 22, 1997, for marketing approval of LIDAKOL in the U.S. as a treatment of recurrent oral herpes. The Company is also developing several other potential therapeutic products derived from an exclusive license agreement with the Medical Biology Institute, a non-profit research organization. These include a technology known as Large Multivalent Immunogen ("LMI") which has also reached the clinical testing phase as an immunotherapeutic vaccine for malignant melanoma, and potential new drugs for treatment of allergies and asthma, inflammatory diseases and other human cancers. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to March 31, 1998, the Company incurred a cumulative net loss of $48.8 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

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

RESULTS OF OPERATIONS

NET LOSSES

During the three and six months ended March 31, 1998 (the "1998 three and six months"), the Company incurred net losses of $2.1 million and $3.4 Million, respectively, compared to net losses of $3.9 million and $7.1 million, respectively, during the three and six months ended March 31, 1997 (the "1997 three and six months").

REVENUES

Total revenues for the 1998 three and six months, consisting of interest and other income, were $132,000 and $352,000, respectively. Total revenues for the 1997 three and six months were $263,000 and $1.0 million, respectively. For the three months ended March 31, 1997, (the "1997 three months"), total revenues consisted of interest and other income of $208,000 and federal research grant income of $55,000. For the six months ended March 31, 1997, (the "1997 six months"), total revenues consisted of license fee/contract research revenue of $500,000, interest and other income of $425,000 and federal research grant income of $113,000.

The decrease in revenues in the 1998 six months compared to the 1997 six months was attributable primarily to license fees earned during the 1997 period due to the achievement of certain milestones in connection with a license agreement. Also contributing to the decreased revenues during the 1998 three and six months are decreased revenues from federal research grants issued by the National Institutes of Health which were not in place during the 1998 three and six months.

EXPENSES

Research and development expenses for the 1998 three and six months, respectively, decreased to $752,000 and $1.6 million, respectively, from $2.8 million and $5.0 million in the 1997 three and six months. The decrease in expenses during the 1998 three and six months was attributable primarily to decreased activities relating to the U.S. Phase 3 clinical trials of LIDAKOL that were on-going in the 1997 three and six months.

General and administrative expenses for the 1998 three and six months increased to $1.4 million and $2.1 million, respectively, from $734,000 and $1.9 million, respectively, in the 1997 three and six months. The increase in expenses during the 1998 three and six months was attributable primarily to legal and other expenses incurred in connection with the January 1998, financing proposal presented by HealthMed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the 1998 three and six months decreased to $30,000 and $65,000, respectively, from $546,000 and $1.2 million, respectively, in the 1997 three and six months. The decrease in expense was attributable primarily to the Company having reduced interest obligations due to reduction of outstanding debt, during the 1998 three and six months, due to the retirement of the unconverted 95/96 Notes in January of 1997 and the subsequent early conversion of a majority of the 1997 Notes. See Note 3 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through March 31, 1998 was $51.2 million.

At March 31, 1998, the Company had cash and cash equivalents totaling $10.7 million and working capital of $9.4 million, as compared to $14.4 million and $11.3 million, respectively, at September 30, 1997. The decrease in cash and cash equivalents during the 1998 six months is attributable primarily to net cash used to fund operating activities, as discussed below.

Net cash used by the Company to fund operating activities during the 1998 six months decreased to $3.7 million from $5.0 million during the 1997 six months. This decrease is attributable primarily to the decreased expenses and revenues during the 1998 six months as discussed in "Results of Operations". In addition, $102,000 of cash was used for capital expenditures during the 1998 six months.

The Company anticipates its cash requirements for the year ending September 30, 1998 to be less than cash used to fund operating activities during the year ended September 30, 1997, as the clinical trials of LIDAKOL have been completed.

On February 26, 1997, the Company issued the 1997 Note in the amount of $6.0 million as part of a private placement to an institutional investor. The 1997
Note is convertible at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the Market Price per share (as defined in the 1997 Note) on the date of conversion, provided, however, that in no event can the total shares issued from the conversion of the 1997 Note be more than 7,257,467. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitations, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with: 1) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and 2) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. As of March 31, 1998, the outstanding principal balance of the 1997 Note was $1.0. See Notes 3 and 5 to the Financial Statements.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

At March 31, 1998 the Company had exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 8.7 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $21.2 million. Included in such warrants and options are Class D Warrants, exercisable on or before June 30, 1999 into approximately 1.4 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. In the event the Company does call the Class D Warrants for redemption, there can be no assurance regarding the number of warrants which would be exercised or the amount of proceeds which the Company would receive. Also included in such warrants and options are Class G Stock Purchase Warrants exercisable into approximately 1.5 million shares of the Company's Class A Common Stock at an exercise price of $2.97 per share. Such warrants expire on various dates through 2002 and are not redeemable by the Company. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2007. The average exercise price of the remaining exercisable options and warrants is approximately $2.52 per share which is higher than the market price of the Company's Class A Common Stock on March 31, 1998. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future.

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

                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On April 1, 1998, the Company filed a Complaint for Declaratory Relief against Medical Biology Institute ("MBI") in the San Diego County, California Superior Court (Case No. 719403). The Complainant alleged that in February of 1998, MBI wrote LIDAK a letter asserting an equitable lien and constructive trust on any proceeds from the Company's development of LIDAKOL. In its Complaint, the Company asserted that Dr. David H. Katz was the owner of the initial patent for the topical use of docosanl in the treatment of viral and inflammatory disease, and Dr. Katz had directly assigned that patent to Lidak on Mach 29, 1990. As a consequence, the Company contends that LIDAK is the sole owner of all right, title and interest in LIDAKOL, and the Complaint asks that the Court affirm LIDAK's ownership. In response, MBI has denied that LIDAK is the owner of LIDAKOL, and in its own Cross-complaint, MBI has alleged that LIDAKOL was developed through the efforts of its own employees working in conjunction with LIDAK scientists. The Cross-complaint asserts that Dr. Katz breached the terms of his Employment Agreement with MBI when he assigned the LIDAKOL patent to LIDAK, and as a consequence, MBI asserts its own ownership interest in LIDAKOL. Further, the Cross-complaint alleges that LIDAK has not proceeded diligently to develop other technologies that have been licensed by MBI to LIDAK. As a result, MBI contends that LIDAK is in violation of its obligations under the License Agreement; the Cross-complaint asks that the licensed technologies be returned to MBI and that its rights to share in the proceeds of LIDAKOL be determined. LIDAK believes these allegations of a breach under the License Agreement are governed by an arbitration clause in that agreement; the Company has demanded that those issues be remanded to arbitration and dismissed from the Cross-complaint.

ITEM 5:  OTHER INFORMATION

On January 13, 1998, the Company received a preliminary proposal from HealthMed, Inc. ("HealthMed"), a Nevada corporation based in Beverly Hills, California, relating to the possibility of a substantial loan to the Company by HealthMed and other lenders affiliated with HealthMed. The Company engaged in discussions with HealthMed regarding its proposal until March 2, 1998, when discussion ended.

On March 16, 1998, a group consisting of HealthMed, Mitchell J. Stein, George P. Rutland, Wallace O. Raubenheimer and David H. Katz, M.D., filed with the Securities and Exchange Commission (the "Commission") an Amendment No. 1 to the
Schedule 13D of HealthMed, which stated that they had formed a group which might seek to obtain voting control over a majority of the Company's outstanding securities through open market purchases, privately negotiated transactions, placement of shares into voting trusts over which HealthMed would have voting control, the solicitation of proxies or otherwise.

On March 17, 1998, a group known as the LIDAK Pharmaceuticals Shareholders Committee (the "Shareholders Committee"), consisting of HealthMed and Wallace O. Raubenheimer, filed a preliminary proxy statement with the Commission. In its preliminary proxy statement, the Shareholders Committee indicated that it intended to solicit proxies from the Company's shareholders to be voted in favor of an alternate slate of nominees at the 1998 Annual Meeting, consisting of Edward L. Hennessy Jr., George P. Rutland and Wallace O. Raubenheimer, for election as directors to hold office until the Company's 2000 Annual Meeting. If elected, the three nominees of the Shareholders Committee, together with Dr. Katz, the former President and CEO and a Director of the Company until the 1999 Annual Meeting, would have constituted a majority of the Company's seven-member Board of Directors.

Between March 18, 1998 and March 24, 1998, the Company engaged in discussions with representatives of the Shareholders Committee and its nominees. On March 24, 1998, in order to avoid the probable disruption to the Company's business and the substantial expenses associated with a proxy contest, the Company's Board of Directors approved the terms of a proposed settlement with the Shareholders Committee and its nominees. On March 25, 1998, the Company and the Shareholders Committee jointly announced that they had entered into an Agreement of Settlement and Compromise dated as of March 24, 1998 (the "Settlement Agreement"), pursuant to which the Shareholders Committee and its nominees agreed to withdraw the preliminary proxy statement and also agreed to certain other covenants and limitations.

The Settlement Agreement provides for an expanded LIDAK Board of Directors to be comprised of nine members, including four existing LIDAK directors, three additional independent nominees (at least one of whom would have significant pharmaceutical industry experience) (the "Independent Nominees") to be mutually agreed upon by a joint search committee of the parties, and two nominees of the Shareholders Committee, Messrs. Rutland and Hennessy. In connection with the increase in the size of the Board of Directors, the Board adopted, subject to shareholder approval, a Bylaw amendment expanding the number of authorized directors to a range with a minimum of five and a maximum of nine directors (with the exact number of directors to be fixed from time to time within these limits by the Board of Directors). The Board also adopted, subject to shareholder approval, an additional Bylaw amendment increasing the number of classes of directors from two classes to three classes, with Class I serving an initial term until the 1999 Annual Meeting, Class II serving an initial term until the 2000 Annual Meeting, and a new Class III serving an initial term until the 2001 Annual Meeting. The initial terms for all Classes would be followed by full three-year staggered terms for each such Class. Under the Settlement Agreement, the Company agreed that the three Classes of the reconstituted Board of Directors would include the following persons: Class I--Dr. Katz, one Independent Nominee and one incumbent director; Class II--Mr. Hennessy, one Independent Nominee and one incumbent director; and Class III--Mr. Rutland, one Independent Nominee and one incumbent director. The directors in Class I are not up for election at the 1998 Annual Meeting, except for the vacant director's seat which is to be filled by one of the Independent Nominees. The proposals to approve the Bylaw amendments and to elect the nominees to fill the one vacant directors' seat in Class I, the three directors' seats up for election in Class II and the three directors' seats up for election in the newly created Class III, are presented for shareholder approval in the Proxy Statement for the 1998 Annual Meeting. The Company and the Shareholders Committee and its nominees have agreed to vote all shares owned by them or as to which they have the right to direct the vote in favor of these proposals and nominees at the 1998 Annual Meeting.

The Settlement Agreement further provides that until the completion of the 1998 Annual Meeting, the Company will not, subject to the Board's fiduciary duties, engage in any extraordinary business combinations, nor enter into any employee retention agreements except in the ordinary course of business or with certain specified senior managers of the Company. The Company has agreed to permit Mr. Rutland to attend meetings of the Company's Board of Directors as an observer until the completion of the 1998 Annual Meeting, subject to his executing a customary confidentiality agreement.

Under the Settlement Agreement, the parties have agreed to certain other covenants and limitations. Until the Company's 2001 Annual Meeting HealthMed and Mr. Stein will not acquire, or offer or agree to acquire, directly or indirectly, by purchase or otherwise, beneficial ownership of any LIDAK securities (or rights, options or warrants to acquire LIDAK securities), other than those LIDAK securities beneficially owned by them as of the date of the Settlement Agreement, or encourage any person to acquire, or advise any person with respect to the acquisition or proposed acquisition of LIDAK securities other than attempts to dispose of their LIDAK securities, subject to certain exceptions, including HealthMed's permitted acquisition of LIDAK securities in amounts necessary to maintain its existing percentage ownership in LIDAK Class A Common Stock and its permitted acquisition of certain LIDAK securities upon the exercise of stock options by Dr. Katz, pursuant to a Purchase Rights Agreement dated January 12, 1998 between HealthMed and Dr. Katz. In addition, until the Company's 2001 Annual Meeting, the members of the Shareholders Committee and their nominees will not: (i) solicit, or encourage or assist any other person to solicit, or become a participant or otherwise engage in any solicitation of, any proxy, consent or other shareholder solicitations with respect to LIDAK securities, advise or seek to advise any person with respect to voting LIDAK securities, submit or encourage or advise or assist any other person with respect to the submission of any nominations or proposals for consideration by the Company's shareholders, or take any action to request a special meeting of any holders of LIDAK securities; (ii) sell or otherwise convey (singly or collectively) more than five percent of LIDAK's then-current outstanding securities to any person or group, unless such person or group, and every member there of, agrees in writing to be bound by the terms of the Settlement Agreement; (iii) deposit any LIDAK securities into a voting trust or subject such securities to a voting trust or similar arrangement, or otherwise form or join a partnership, limited partnership, syndicate or group for the purpose of acquiring, holding, voting or disposing of any LIDAK securities, except for the LIDAK securities held in voting trust by the parties as of the date of the Settlement Agreement; (iv) engage in or offer, agree or propose to engage in any business combinations involving the Company, (other than to participate as a shareholder on terms generally available to all shareholders), or arrange or in any way participate in the financing of any business combination or purchase, by any person, of LIDAK securities or assets, except for a financing or investment proposal presented privately to the Company's Board of Directors or a tender of shares in response to a third party tender offer for all outstanding shares of a class of LIDAK securities; (v) otherwise act alone or in concert with others to seek representation on the Company's Board of Directors or to acquire control of the Company or any of its securities or assets; (vi) publicly request any amendment of the "standstill" provisions of the Settlement Agreement; or (vii) assist or advise, or enter into any agreement or arrangement to assist or advise, any person in taking any of the foregoing actions. If the Company's Board of Directors invites offers from third parties for a business combination that would result in a change of control of the Company, the

Settlement Agreement would not prohibit the members of the Shareholders Committee and their nominees from competing on equal terms with any such third party.

The Settlement Agreement does not contemplate any changes to the Company's current executive management. Under the settlement agreement, the members of the Shareholders Committee and their nominees have agreed, subject to the fiduciary duties of any such party who may be a member of the Company's Board of Directors, (i) not to propose, encourage others to propose, or assist or support in any way, directly or indirectly, the employment or appointment of Dr. Katz in any capacity as an employee or consultant of the Company, and (ii) except for the completion of his current term as a director, not to nominate, encourage others to nominate, vote for the nomination of or assist or support in any way the nomination or elevation, directly or indirectly, Dr. Katz as a director of the Company, through the completion of the Company's 2001 Annual Meeting, or election.

The Settlement Agreement provides that the Company will reimburse HealthMed for 75% of the third party expenses related to its proxy contest, with such payment not to exceed $150,000. These moneys have been placed in escrow pending the completion of the 1998 Annual Meeting, and will be disbursed to HealthMed if the proposals to amend the Bylaws and elect the specified nominees are approved by the Company's Shareholders at the 1998 Annual Meeting. In the event the proposals are not approved, the moneys will be returned to the Company, and the parties will be relieved of all their obligations under the Settlement Agreement, except for the mutual releases by the parties contained herein. The Settlement Agreement does not restrict HealthMed from making financing or investment proposals presented privately to the Board of Directors of the Company.

The Settlement Agreement also provides that none of the parties will make publicly any negative statements regarding the other parties, the Company's Board of Directors, the process by which the Company's Board may seek to enhance shareholder value, or any proposed, pending or consummated business combination involving the Company. Each of the parties also has agreed that, subject to his or its right to pursue legitimate business objectives independently and in good faith, he or it will not, directly or indirectly, take any action or encourage any person to take any action, the intent or direct foreseeable result of which is to interfere with or adversely affect the business activities, contractual relationships or business opportunities of the other parties to the Settlement Agreement or their affiliates and associates.

Dr. Katz did not vote in favor of the proposed settlement and was not a party to the Settlement Agreement. On March 30, 1998, Dr. Katz filed with the Commission Amendment No. 1 to his schedule 13D, in which he objected to the Settlement Agreement and disclaimed any further membership in the HealthMed group of shareholders. On April 11, 1998, Dr. Katz filed a suit against Mitchell J. Stein, HealthMed and others, seeking recission of his transfer of shares to HealthMed (including his transfer into the voting trust he entered into with HealthMed (the "Katz Voting Trust")), monetary damages and other relief. See
Note 5 to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27.1         Financial Statement Data Schedule

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31,1998

         Report on Form 8-K filed on January 2, 1998 - press release reporting the cancellation of the Bristol-Myers Squibb Company licensing agreement.

         Report on Form 8-K filed on January 21, 1998 - press release reporting the resignation of Daniel J. Paracka as chairman of the board and a director of the Company.

         Report on Form 8-K filed on January 21, 1998 - press release announcing receipt of a preliminary proposal from HealthMed, Inc. expressing an interest in providing capital to the Company in the form of a non-dilutive debt instrument.

         Report on Form 8-K filed on March 3, 1998 - press release reporting the results of operations for the quarter ended December 31, 1998 (the first quarter of FYE 1998).

         Report on Form 8-K filed on March 12, 1998 - reporting the receipt of correspondence from HealthMed unilaterally terminating all discussions in regard to loan transaction.

         Report on Form 8-K filed on March 12, 1998 - reporting Gerald J. Yakatan was appointed President and CEO of LIDAK.

         Report on Form 8-K filed on March 18, 1998 - reporting a LIDAK board action adopting a Fourth Amendment and restated Bylaws of LIDAK Pharmaceuticals.

         Report on 8-K filed on March 27, 1998 - reporting that LIDAK had entered into an Agreement of Compromise with HealthMed Inc., Mitchell
         J. Stein, George P. Rutland, Edward l. Hennessy, Jr. and Wallace O. Raubenheimer.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LIDAK Pharmaceuticals

Date:  April 24, 1998
                                      By:/s/Gerald O. Yakatan
                                         ---------------------------------------
                                            Gerald O. Yakatan, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer )
                                            (Principal Executive Officer)



Date:   April, 1998                   By: /s/Jeffery B. Weinress
                                         ---------------------------------------
                                             Jeffery B. Weinress, Vice President
                                             Chief Financial Officer and
                                             Secretary