Form 10-Q
period 1998-06-30
LIDAK PHARMACEUTICALS
filed 1998-08-14
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 1998                      Commission File No. 0-18734


                              LIDAK PHARMACEUTICALS
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     33-0314804
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

9393 TOWNE CENTRE DRIVE, SUITE 200
       SAN DIEGO, CALIFORNIA                                   92121
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

                                  Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

              Class                                       Outstanding at August 13, 1998
Class A common stock, no par value                                      39,814,017
Class B common stock, no par value                                          49,000


                              LIDAK Pharmaceuticals

                                    FORM 10-Q

                       For the quarter ended June 30, 1998

                                      Index



PART I.     FINANCIAL INFORMATION                                                     Page

Item 1.     Financial Statements

            Balance Sheets at June 30, 1998 and September 30, 1997..............         3

            Statements of Operations for the three and nine month
            periods ended June 30, 1998 and 1997 and for the period
            from August 31, 1988 (inception) to June 30, 1998...................         4

            Statements of Stockholders' Equity (Deficit) from
             August 31, 1988 (inception) to June 30, 1998.......................         5

            Statements of Cash Flows for the nine month periods ended
            June 30, 1998 and 1997 and for the period
            from August 31, 1988 (inception) to June 30, 1998...................        10

            Notes to Financial Statements.......................................        11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................        16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................        21

Item 4.     Submission of Matters to a Vote of Security Holders.................        22

Item 6.     Exhibits and Reports on Form 8-K....................................        22

SIGNATURES  ....................................................................        24


LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)



BALANCE SHEETS

                                                                                        JUNE 30,            SEPTEMBER 30,
ASSETS                                                                                   1998                   1997
                                                                                     ------------           ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  8,906,468           $ 14,428,834
  Interest receivable                                                                      58,702                109,528
  Prepaid and other                                                                       169,814                231,834
                                                                                     ------------           ------------

           Total current assets                                                         9,134,984             14,770,196

PROPERTY - at cost (less accumulated depreciation of $463,651 and $372,951)               249,065                219,748

PATENT COSTS (less accumulated amortization of $91,176 and $68,028)                       482,389                607,841

DEBT ISSUE COSTS                                                                           25,326                 93,758

OTHER ASSETS                                                                               38,925                 35,952
                                                                                     ------------           ------------

TOTAL                                                                                $  9,930,689           $ 15,727,495
                                                                                     ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible notes payable                                                          $  1,000,001           $  2,415,461
  Accounts payable                                                                        595,919                765,917
  Accrued compensation and payroll taxes                                                  250,739                225,493
  Due to MBI                                                                              553,965                 26,698
                                                                                     ------------           ------------

           Total current liabilities                                                    2,400,624              3,433,569
                                                                                     ------------           ------------


COMMITMENTS AND CONTINGENCIES- (Notes 3, 4, 5 and 8)

STOCKHOLDERS' EQUITY:
  Common stock - no par value:
    Class A - 99,490,000 shares authorized;
      39,812,017 and 38,589,399 shares issued and outstanding                          59,117,647             57,551,618
    Class B -  510,000 shares authorized;
      49,000 and 283,000 shares issued and outstanding
     issued and outstanding (convertible to Class A Common Stock)                          25,582                147,748
  Deficit accumulated during the development stage                                    (51,613,164)           (45,405,440)
                                                                                     ------------           ------------

           Total stockholders' equity                                                   7,530,065             12,293,926
                                                                                     ------------           ------------

TOTAL                                                                                $  9,930,689           $ 15,727,495
                                                                                     ============           ============



                        See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)



STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                   AUGUST 31, 1988
                                         THREE MONTHS ENDED              NINE MONTHS ENDED         (INCEPTION) TO
                                              JUNE 30,                        JUNE 30,                JUNE 30,
                                   ----------------------------    ----------------------------    -------------
                                       1998            1997            1998            1997            1998
REVENUES:
  License fees/Contract research                                                   $    500,000    $  4,507,625
  Federal research grants                          $      7,869                         120,369         940,646
  Interest and other               $    144,422         243,669    $    496,554         668,725       4,596,853
                                   ------------    ------------    ------------    ------------    ------------

           Total revenues               144,422         251,538         496,554       1,289,094      10,045,124
                                   ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Research and development            1,157,948       1,299,578       2,793,273       6,326,120      34,809,211
  General and administrative          1,094,527         520,405       3,013,440       2,391,649      20,248,317
   Litigation settlement                668,104                         818,104                         818,104
  Interest                               14,534         745,601          79,461       1,970,525       5,249,386
  Cost of contract research                   0                                                         533,270
                                   ------------    ------------    ------------    ------------    ------------

           Total expenses             2,935,113       2,565,584       6,704,278      10,688,294      61,658,288
                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                           $ (2,790,691)   $ (2,314,046)   $ (6,207,724)   $ (9,399,200)   $(51,613,164)
                                   ============    ============    ============    ============    ============


NET LOSS PER SHARE                 $      (0.07)   $      (0.06)   $      (0.16)   $      (0.26)
                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          39,860,537      36,854,063      39,405,843      36,286,375
                                   ============    ============    ============    ============


                        See notes to financial statements

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1998



                                                               CONVERTIBLE PREFERRED STOCK                        COMMON STOCK
                                                     -------------------------------------------------      ------------------------
                                                           SERIES A                     SERIES B                     CLASS A
                                                     ----------------------    -----------------------      -----------------------
                                                      SHARES        AMOUNT      SHARES         AMOUNT          SHARES      AMOUNT
                                                      ------        ------      ------         ------          ------      ------

      BALANCE, AUGUST 31,1988 (INCEPTION)

      Issuance of common stock for notes
        receivable and cash in September 1988
        at $.0125 per share
      Issuance of preferred stock in October
        1988 for license and other rights            2,000,000     $  1
      Issuance of common stock for cash in
        October 1988 at $.05 per share
      Issuance of common stock for cash in
        January 1989 at $.05 per share
      Issuance of stock options effective in
        August 1989 to purchase 600,000 shares of
         Class B common stock at $.0125
        per share (with an estimated fair market
        value of $.05 per share)
      Issuance of common stock for cash in
        September 1989 at $.0125 per share
        (with an estimated fair market value
        of $.05 per share)
      Collection on notes receivable
      Net loss
                                                     ---------      ------      ------         ------      ---------       ---------

      BALANCE, SEPTEMBER 30, 1989                    2,000,000        1

      Conversion of advances to common stock in
        October 1989 at $.50 per share
      Issuance of common stock for cash in May
        1990 at $1.00 per share (net of stock
        issue costs totaling $1,033,280)                                                                   5,000,000     $ 3,966,820
      Issuance of common stock for cash in June
        1990 at $1.00 per share (net of stock
        issue costs totaling $97,500)                                                                         750,000        652,500
      Exercise of stock options in July and
        August 1990 at $.50 per share
      Forgiveness of compensation obligation
      Collection on notes receivable
      Net loss
                                                     ---------      ------      ------         ------      ---------       ---------

      BALANCE, SEPTEMBER 30, 1990                    2,000,000        1                                    5,750,000       4,619,320

                                                                                      DEFICIT
                                                                                   ACCUMULATED         NOTES
                                                           COMMON STOCK             DURING THE       RECEIVABLE
                                                       ------------------------
                                                               CLASS B              DEVELOPMENT         FROM
                                                       ------------------------
                                                        SHARES          AMOUNT         STAGE        STOCKHOLDERS      TOTAL
                                                        ------          ------         -----        ------------      -----

      BALANCE, AUGUST 31,1988 (INCEPTION)

      Issuance of common stock for notes
        receivable and cash in September 1988
        at $.0125 per share                            4,235,000       $ 52,937                     $(14,525)      $   38,412
      Issuance of preferred stock in October
        1988 for license and other rights                                                                                   1
      Issuance of common stock for cash in
        October 1988 at $.05 per share                    80,000          4,000                                         4,000
      Issuance of common stock for cash in
        January 1989 at $.05 per share                    80,000          4,000                                         4,000
      Issuance of stock options effective in
        August 1989 to purchase 600,000 shares of
         Class B common stock at $.0125
        per share (with an estimated fair market
        value of $.05 per share)                                         22,500                                        22,500
      Issuance of common stock for cash in
        September 1989 at $.0125 per share
        (with an estimated fair market value
        of $.05 per share)                               400,000         20,000                                        20,000
      Collection on notes receivable                                                                   1,635            1,635
      Net loss                                                                       $(409,718)                      (409,718)
                                                       ---------        -------       ---------       ------        ---------

      BALANCE, SEPTEMBER 30, 1989                      4,795,000        103,437       (409,718)      (12,890)        (319,170)

      Conversion of advances to common stock in
        October 1989 at $.50 per share                   250,000        125,000                                       125,000
      Issuance of common stock for cash in May
        1990 at $1.00 per share (net of stock
        issue costs totaling $1,033,280)                                                                            3,966,820
      Issuance of common stock for cash in June
        1990 at $1.00 per share (net of stock
        issue costs totaling $97,500)                                                                                 652,500
      Exercise of stock options in July and
        August 1990 at $.50 per share                     21,500         10,750                                        10,750
      Forgiveness of compensation obligation                             66,923                                        66,923
      Collection on notes receivable                                                                  12,890           12,890
      Net loss                                                                       (2,319,231)                   (2,319,231)
                                                       ---------        -------       ---------       ------        ---------

      BALANCE, SEPTEMBER 30, 1990                      5,066,500        306,110      (2,728,949)           -        2,196,482


                                                                 (Continued) - 1

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1998

                                                         CONVERTIBLE PREFERRED STOCK                             COMMON STOCK
                                                     -------------------------------------------------     -------------------------
                                                           SERIES A                   SERIES B                     CLASS A
                                                     --------------------       ----------------------     -------------------------
                                                     SHARES        AMOUNT       SHARES         AMOUNT        SHARES        AMOUNT
                                                     ------        ------       ------         ------        ------        ------
Exercise of stock options in November
  1990 at $.50 per share
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                                             960,003      $ 769,670
Conversion of common stock                                                                                    115,000         $5,750
Net loss
                                                    ---------       -----      ---------      ---------    ----------    -----------
BALANCE, SEPTEMBER 30, 1991                         2,000,000        $1          960,003        769,670     5,865,000      4,625,070

Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totaling $428,605)                                                           4,266,680      3,571,395
Exercise of stock options in March 1992 at
  $.50 per share
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue
  costs totaling $317,930)                                                                                  5,650,200      8,157,370
Conversion of common stock                                                                                    395,000          6,250
Net loss
                                                    ---------       -----      ---------      ---------    ----------    -----------
BALANCE, SEPTEMBER 30, 1992                         2,000,000         1        5,226,683      4,341,065    11,910,200     12,788,690

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                            793,645        600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                             793,645        749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totaling $8,720)                                                                   96,897        209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totaling $4,122)                                                                  103,050         98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totaling $42,125)                                                                 836,335      1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                               315,000         63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                           320,000        300,000

                                                          COMMON STOCK               DEFICIT
                                                     ----------------------        ACCUMULATED        NOTES
                                                            CLASS B                DURING THE       RECEIVABLE
                                                     ----------------------        DEVELOPMENT         FROM
                                                          SHARES     AMOUNT           STAGE        STOCKHOLDERS       TOTAL
                                                          ------     ------        -----------     ------------       -----
Exercise of stock options in November
  1990 at $.50 per share                                   2,000      $1,000                                          $1,000
Issuance of preferred stock in July 1991
  for cash (net of stock issue costs
  totaling $130,339)                                                                                                 769,670
Conversion of common stock                              (115,000)     (5,750)
Net loss                                                                           $(1,949,588)                   (1,949,588)
                                                        ---------    -------        ----------        ---         ----------
BALANCE, SEPTEMBER 30, 1991                             4,953,500    301,360        (4,678,537)         -          1,017,564

Issuance of preferred stock in February 1992
  for cash (net of stock issue costs
  totaling $428,605)                                                                                               3,571,395
Exercise of stock options in March 1992 at
  $.50 per share                                         119,000       59,500                                         59,500
Exercise of Class A warrants in May 1992 at
  $1.50 per share for cash (net of stock issue
  costs totaling $317,930)                                                                                         8,157,370
Conversion of common stock                              (395,000)     (6,250)
Net loss                                                                            (2,361,855)                   (2,361,855)
                                                        ---------    -------        ----------        ---         ----------
BALANCE, SEPTEMBER 30, 1992                             4,677,500    354,610        (7,040,392)        -          10,443,974

Exercise of Unit Purchase Options between October
  1992 and September 1993 for cash                                                                                   600,010
Exercise of Class A Warrants between October 1992
  and September 1993 at $.9450 per share for cash                                                                    749,995
Exercise of Class B Warrants between October 1992
  and September 1993 at $2.25 per share for cash
  (net of stock issue costs totaling $8,720)                                                                         209,298
Exercise of Class C Warrants between October 1992
  and September 1993 at $1.00 per share for cash
  (net of stock issue costs totaling $4,122)                                                                          98,928
Exercise of Class D Warrants between October 1992
  and September 1993 at $1.50 per share for cash
  (net of stock issue costs totaling $42,125)                                                                      1,212,376
Exercise of Class E Warrants between October 1992
  and September 1993 at $.20 per share for cash                                                                       63,000
Exercise of Class F Warrants between October 1992
  and September 1993 at $100,000 per warrant for
  cash                                                                                                               300,000

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1998



                                                                    CONVERTIBLE PREFERRED STOCK                COMMON STOCK
                                                           -----------------------------------------------     -------------
                                                                  SERIES A                 SERIES B              CLASS A
                                                           --------------------   ------------------------     -------------
                                                           SHARES        AMOUNT      SHARES         AMOUNT        SHARES
                                                           ------        ------      ------         ------        ------

Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                        96,000      $  90,000
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share                                                                                         27,480
Compensation expense related to stock options
  granted at an exercise price below fair market
  value
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993                            (1,500,000)
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement                                                             1,500,000
Conversion of preferred and common stock                 (100,000)               (5,642,653)     (4,731,065)    6,040,653
Cancellation of partial shares                                                          (30)
Net loss
                                                       ----------       -------  ----------       ---------    ----------

BALANCE, SEPTEMBER 30, 1993                               400,000        $ 1              -              -     22,416,905
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                                                                         17,202
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totaling $541,340)                                                             4,312,060
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totaling $4,414)                                                                            106,340
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totaling $2,875)                                                                             78,335
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                106,666         100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                                                                                      113,267
Compensation expense related to stock options granted
  at an exercise price below fair market value
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                                                                                     522,449
Conversion of preferred and common stock                 (400,000)       (1)       (106,666)       (100,000)      653,416
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994                                                                         (70,000)
Cancellation of partial shares                                                                                         (3)
Net loss
                                                       ----------       -------  ----------       ---------    ----------
BALANCE, SEPTEMBER 30, 1994                                    -              -           -               -    28,149,971


                                                                                              DEFICIT
                                                                                             ACCUMULATED       NOTES
                                                             COMMON STOCK                    DURING THE     RECEIVABLE
                                                     -----------------------------------
                                                       CLASS A              CLASS B            DEVELOPMENT       FROM
                                                     -----------    ----------------------
                                                        AMOUNT          SHARES     AMOUNT       STAGE      STOCKHOLDERS    TOTAL
                                                        ------          ------     ------       -----      ------------    -----

Exercise of Preferred Stock Units between October 1992
  and September 1993 for cash                                                                                            $  90,000
Exercise of stock options in August 1993 and
  September 1993 at exercise prices ranging from
  $0.81 to $1.53 per share                             $  37,480                                                            37,480
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                  163,333                                                           163,333
Cancellation of Series A Preferred and Class B
  Common Stock in July 1993                               28,003    (2,240,250)   $ (28,003)
Issuance of Class A Common Stock in July 1993 in
   connection with amendment to a license agreement    2,670,000                                                          2,670,000
Conversion of preferred and common stock               4,790,121      (298,000)     (59,056)
Cancellation of partial shares
Net loss                                                                                      $(6,139,223)               (6,139,223)
                                                      ----------     ---------     --------   -----------     --------    ---------

BALANCE, SEPTEMBER 30, 1993                           23,411,234     2,139,250      267,551   (13,179,615)        -      10,499,171
Exercise of non-redeemable Class B Warrants in
  April 1994 at $1.4175 per share for cash                24,384                                                             24,384
Exercise of redeemable Class B Warrants between
  October 1993 and June 1994 at $2.25 per share for
  cash (net of stock issue costs totaling $541,340)    9,160,795                                                          9,160,795
Exercise of Class C Warrants between October 1993
  and September 1994 at $1.00 per share for cash
  (net of commissions totaling $4,414)                   101,926                                                            101,926
Exercise of Class D Warrants between October 1993
  and September 1994 at $1.50 per share for cash
  (net of commissions totaling $2,875)                   114,627                                                            114,627
Exercise of Class F Warrants between October 1993
  and November 1993 at $100,000 per warrant for cash                                                                        100,000
Exercise of stock options between October 1993 and
  September 1994 at exercise prices ranging from
  $0.50 to $2.4375 per share                             156,048                                                            156,048
Compensation expense related to stock options granted
  at an exercise price below fair market value           245,000                                                            245,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in September 1994 (net
  of issue costs of $192,215)                          1,807,785                                                          1,807,785
Conversion of preferred and common stock                 113,911      (146,750)     (13,910)
Cancellation of Class A Common and Class B Common
  Stock between January 1994 and May 1994                 20,794    (1,546,500)     (20,794)
Cancellation of partial shares
Net loss                                                                                       (4,813,341)               (4,813,341)
                                                      ----------     ---------     --------   -----------     --------    ---------
BALANCE, SEPTEMBER 30, 1994                           35,156,504       446,000      232,847   (17,992,956)           -   17,396,395



                                                                 (Continued) - 3

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1998



                                                                  CONVERTIBLE PREFERRED STOCK                     COMMON STOCK
                                                      -----------------------------------------------        ----------------------
                                                            SERIES A                   SERIES B                     CLASS A
                                                      --------------------      ---------------------        --------------------
                                                      SHARES        AMOUNT      SHARES         AMOUNT        SHARES        AMOUNT
                                                      ------        ------      ------         ------        ------        ------

Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash                                                                                             97,202       $137,783
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totaling $26,743)                                                                415,600        388,857
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash                                                           153,335        230,003
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash                                                                           85,000         17,000
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                                   842,956      1,121,771
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                                                    129,792
Conversion of common stock                                                                                  103,000         53,774
Net loss
                                                      ------        ------      ------         ------    ----------     ----------

BALANCE, SEPTEMBER 30, 1995                                -             -           -              -    29,847,064     37,235,484

Exercise of Class D Warrants between October, 1995
  and September, 1996 at $1.50 per share for cash                                                            78,334        117,500
Exercise of Class E Warrants in March, 1996
  at $0.20 per share for cash                                                                                25,000          5,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)                                                                                481,651      1,416,505
Conversion of Convertible Notes to Class A Common
  Stock between February and September, 1996
  (including interest and discount applied of
  $2,263,276 and net of issue costs of $402,268)                                                          3,419,166     10,147,676
 Exercise of stock options between October, 1995
  and September, 1996 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                                   142,807        263,079
Conversion of common stock                                                                                   60,000         31,325
Net loss
                                                      ------        ------      ------         ------    ----------     ----------

BALANCE, SEPTEMBER 30, 1996                                -             -           -              -    34,054,022     49,216,569




                                                                                  DEFICIT
                                                                                 ACCUMULATED         NOTES
                                                            COMMON STOCK         DURING THE        RECEIVABLE
                                                      -----------------------
                                                             CLASS B              DEVELOPMENT        FROM
                                                          -----------------
                                                          SHARES     AMOUNT         STAGE          STOCKHOLDERS       TOTAL
                                                          ------     ------         -----          ------------       -----

Exercise of non-redeemable Class B Warrants in
  January and February, 1995 at $1.4175 per
  share for cash                                                                                                      $137,783
Exercise of Class C Warrants between October,
  1994 and June, 1995 at $1.00 per share for
  cash (net of commissions totaling $26,743)                                                                           388,857
Exercise of Class D Warrants between April, 1995
  and September, 1995 at $1.50 per share for cash                                                                      230,003
Exercise of Class E Warrants in April and August,
  1995 at $0.20 per share for cash                                                                                      17,000
Exercise of stock options between October, 1994
  and September, 1995 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                                            1,121,771
Compensation expense related to stock options
  granted at an exercise price below fair market
  value                                                                                                                129,792
Conversion of common stock                              (103,000)   $(53,774)
Net loss                                                                         $(10,173,001)                     (10,173,001)
                                                         -------    --------     ------------       --------       -----------

BALANCE, SEPTEMBER 30, 1995                              343,000     179,073      (28,165,957)             -         9,248,600

Exercise of Class D Warrants between October, 1995
  and September, 1996 at $1.50 per share for cash                                                                      117,500
Exercise of Class E Warrants in March, 1996
  at $0.20 per share for cash                                                                                            5,000
Issuance of Class A Common Stock in connection with
  Stock Purchase Agreement in November 1995 (net
  of issue costs of $83,495)                                                                                         1,416,505
Conversion of Convertible Notes to Class A Common
  Stock between February and September, 1996
  (including interest and discount applied of
  $2,263,276 and net of issue costs of $402,268)                                                                    10,147,676
 Exercise of stock options between October, 1995
  and September, 1996 at exercise prices ranging
  from $0.50 per share to $3.56 per share                                                                              263,079
Conversion of common stock                               (60,000)   (31,325)
Net loss                                                                           (6,130,241)                      (6,130,241)
                                                         -------    --------     ------------       --------       -----------

BALANCE, SEPTEMBER 30, 1996                              283,000    147,748       (34,296,198)             -        15,068,119



                                                                 (Continued) - 4

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AUGUST 31, 1988 (INCEPTION) TO JUNE 30, 1998



                                                                  CONVERTIBLE PREFERRED STOCK                     COMMON STOCK
                                                        -----------------------------------------------        ---------------------
                                                              SERIES A                  SERIES B                     CLASS A
                                                        --------------------      ---------------------        ---------------------
                                                        SHARES        AMOUNT      SHARES         AMOUNT        SHARES        AMOUNT
                                                        ------        ------      ------         ------        ------        ------

Exercise of Class D Warrants between January and
  September, 1997 at $1.50 per share for cash                                                                 321,085     $  481,628
Exercise of Class E Warrants in October, 1996
  at $0.20 per share for cash                                                                                  75,000         15,000
Conversion of Convertible Notes to Class A Common
  Stock between October, 1996 and January, 1997
  (including interest and discount applied of
  $684,383 and net of issue costs of $79,922)                                                               2,093,852      3,144,577
Exercise of stock options between October, 1996
  and September, 1997 at exercise prices ranging
  from $0.9375 per share to $1.0625 per share                                                                  33,800         34,564
Compensation expense related to valuation of 86,167
  stock options granted to non-employees between
  October 1996 and March 1997                                                                                                 86,167
Discount on Convertible Notes issued in February, 1997                                                                     1,058,823
Conversion of Convertible Note to Class A Common
  Stock between June, 1997 and September, 1997
  (including interest of $86,345 and net of issue
  costs of $156,593)                                                                                        2,011,640      3,514,290
Net loss
                                                        ------        ------      ------         ------    ----------    -----------
BALANCE, SEPTEMBER 30, 1997                                  -             -           -              -    38,589,399     57,551,618

OCTOBER 1, 1997 TO JUNE 30, 1998 (Unaudited)
Exercise of stock options
between October, 1997
  and June, 1998, at exercise prices ranging
  from $.9625 and $1.4688 per share                                                                            11,167         11,840
Exercise of Class D warrants in November, 1997
  at $1.50 per share for cash                                                                                  19,400         29,100
Conversion of Convertible Note to Class A
  Common Stock between December, 1997 and
  February 1998 (including interest of
  $35,223 and net of issue costs of $47,758)                                                                  958,051      1,402,923
Conversion of common stock                                                                                    234,000        122,166
Net loss
                                                        ------        ------      ------         ------    ----------    -----------
BALANCE, JUNE 30, 1998                                       -             -           -              -    39,812,017    $59,117,647
                                                        ======        ======      ======         ======    ==========    ===========



                                                                                      DEFICIT
                                                                                      ACCUMULATED         NOTES
                                                               COMMON STOCK           DURING THE       RECEIVABLE
                                                           ------------------
                                                                 CLASS B              DEVELOPMENT        FROM
                                                            -----------------
                                                            SHARES     AMOUNT           STAGE        STOCKHOLDERS       TOTAL
                                                            ------     ------           -----        ------------       -----

Exercise of Class D Warrants between January and
  September, 1997 at $1.50 per share for cash                                                                       $  481,628
Exercise of Class E Warrants in October, 1996
  at $0.20 per share for cash                                                                                           15,000
Conversion of Convertible Notes to Class A Common
  Stock between October, 1996 and January, 1997
  (including interest and discount applied of
  $684,383 and net of issue costs of $79,922)                                                                        3,144,577
Exercise of stock options between October, 1996
  and September, 1997 at exercise prices ranging
  from $0.9375 per share to $1.0625 per share                                                                           34,564
Compensation expense related to valuation of 86,167
  stock options granted to non-employees between
  October 1996 and March 1997                                                                                           86,167
Discount on Convertible Notes issued in February, 1997                                                               1,058,823
Conversion of Convertible Note to Class A Common
  Stock between June, 1997 and September, 1997
  (including interest of $86,345 and net of issue
  costs of $156,593)                                                                                                 3,514,290
Net loss                                                                           $(11,109,242)                   (11,109,242)
                                                          --------    -------      ------------        --------     ----------
BALANCE, SEPTEMBER 30, 1997                                283,000    147,748       (45,405,440)              -     12,293,926

OCTOBER 1, 1997 TO JUNE 30, 1998 (Unaudited)
Exercise of stock options
between October, 1997
  and June, 1998, at exercise prices ranging
  from $.9625 and $1.4688 per share                                                                                     11,840
Exercise of Class D warrants in November, 1997
  at $1.50 per share for cash                                                                                           29,100
Conversion of Convertible Note to Class A
  Common Stock between December,1997 and
  February 1998 (including interest of
  $35,223 and net of issue costs of $47,758)                                                                         1,402,923
Conversion of common stock                                (234,000)  (122,166)
Net loss                                                                             (6,207,724)                    (6,207,724)
                                                          --------    -------      ------------        --------     ----------
BALANCE, JUNE 30, 1998                                      49,000    $25,582      $(51,613,164)              -     $7,530,065
                                                          ========    =======      ============        ========     ==========



See notes to financial statements.                                (Concluded)-5

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            AUGUST 31, 1988
                                                                   NINE MONTHS ENDED        (INCEPTION) TO
                                                                       JUNE 30,                JUNE 30,
                                                            ----------------------------    ------------
                                                                 1998            1997            1998
OPERATING ACTIVITIES:
  Net loss                                                  $ (6,207,724)   $ (9,399,200)   $(51,613,164)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Technology license fee                                                                     3,545,713
    Depreciation and amortization                                169,714         236,226         903,417
    Non-cash interest expense                                                  1,841,778       4,241,464
    Compensation paid with common stock and stock options                         86,167         661,792
    Compensation forgiven by stockholder                                                          66,923
    Imputed interest under technology license fees                                                82,613
    Changes in assets and liabilities:
      Interest receivable                                         50,826         216,527         (58,702)
      Prepaid and other                                           59,047         727,962        (208,739)
      Patent costs                                               102,304          (3,676)       (573,565)
      Organizational costs                                                                       (20,242)
      Accounts payable                                          (169,998)       (677,653)        595,919
      Accrued compensation and payroll taxes                      25,246          61,201         250,739
      Due to MBI                                                 527,267          24,287         553,965
      Deferred revenue                                                          (500,000)
                                                            ------------    ------------    ------------

     Net cash used for operating activities                   (5,443,318)     (7,386,381)    (41,571,837)
                                                            ------------    ------------    ------------

INVESTING ACTIVITIES:
  Short-term investments                                                       5,926,401
  Capital expenditures                                          (120,017)        (36,317)       (712,716)
                                                            ------------    ------------    ------------

     Net cash provided by (used for) investing activities       (120,017)      5,890,084        (712,716)
                                                            ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock            40,939         513,378      39,250,402
  Proceeds from the issuance of convertible notes payable                      6,000,000      19,500,000
  Debt issue costs                                                              (296,059)     (1,067,410)
  Repayment of convertible notes payable                                      (3,341,521)     (2,673,217)
  Stock issue costs                                                                           (2,913,703)
  Advances for purchase of common stock                                                          125,000
  Collection of notes receivable for common stock                                                 14,525
  Proceeds from stockholder loans                                                                322,788
  Repayment of stockholder loans                                                                (322,788)
  Proceeds from issuance of subordinated notes
   payable-net of issue costs                                                                    538,750
  Repayment of subordinated notes payable                                                       (625,000)
  Payment on technology license fee                                                             (958,326)
                                                            ------------    ------------    ------------

     Net cash provided by financing activities                    40,939       2,875,798      51,191,021
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (5,522,396)      1,379,501       8,906,468

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              14,428,834      13,347,508
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  8,906,468    $ 14,727,009    $  8,906,468
                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                             $     96,085    $    784,224    $    305,624
                                                            ============    ============    ============



                       See notes to financial statements.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.         BASIS OF PRESENTATION

           The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997 and the Company's unaudited Quarterly Reports on Form 10-Q for the quarters ended December 31, 1997, and March 31, 1998. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position as of June 30, 1998, and results of operations for the three and nine months ended June 30, 1998, and from August 31, 1988 (Inception) to June 30, 1998. The results of operations for the three and nine months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending September 30, 1998.

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

3.         CONVERTIBLE NOTES PAYABLE

           Note Issued in February 1997 - On February 26, 1997, the Company issued a $6 million Convertible Note Payable (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note accrues interest at an annual rate of 7%, beginning August 26, 1997 and is due and payable on February 26, 2000 if and to the extent the 1997 Note is not previously converted pursuant to its terms. The Company is recognizing the stated 7% annual interest ratably over the term of the 1997 Note. The 1997 Note is convertible (subject to certain maximum share limitations discussed below) at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the market price per share (as defined in the 1997 Note) on the date of conversion. Pursuant to the terms of the 1997 Note, the holder is entitled to receive (i) a Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of Class G Stock Purchase Warrants in the event that the Company prepays the 1997 Note. Each Class G Stock Purchase Warrant is exercisable beginning August 26, 1997, or the first date after February 26, 1997 when the trading price of the Class A Common Stock is $6.00 or more, for a period of five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

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

           The $6 million principal amount of the 1997 Note is convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. Through June 30, 1998 2,969,691 shares of Class A Common Stock and 1,484,846 Class G Stock Purchase Warrants were issued in connection with the conversion of $5,000,000 in principal amount of the 1997 Note. In the event that the shares of Class A Common Stock underlying the 1997 Note cannot be issued upon request for conversion due to the above referenced maximum share limitation, the Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with (i) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and (ii) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. See Note 5.

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


4.         DEBT ISSUE COSTS

           Debt issue costs represent costs related to the issuance of the 1997 Notes and the 95/96 Notes (the "Convertible Notes"). The debt issue costs have been amortized over the life of the Convertible Notes, to the extent that the notes are not converted or repaid (see Note 3). To date, the Company has recorded debt issue costs in the amount of $296,059 in connection with the 1997 Note. Through June 30, 1998, $66,382 of debt issue costs were amortized and $204,351 were reclassified to stock issue costs in connection with conversion of the 1997 Note. Through January 10, 1997, $289,160 of debt issue costs were amortized and $482,191 were reclassified to stock issue costs in connection with the conversion of the 95/96 Notes into Common Stock. See Notes 3 and 5.

5.         STOCKHOLDERS' EQUITY

           On January 12, 1998, David H. Katz (former President and Chief Executive Officer) and a director of the Company sold 308,100 shares of Class A Common Stock and 70,200 shares of Class B Common Stock to HealthMed, Inc., a Nevada corporation ("HealthMed"), for a total purchase price of $1,528,235. The purchase price was paid in the form of a promissory note maturing on January 12, 2000. In addition, Dr. Katz transferred 718,903 shares of Class A Common Stock and 163,800 shares of Class B Common Stock into a voting trust controlled by HealthMed. Upon these transfers, the 70,200 shares of Class B Common Stock that were sold and the 163,800 shares of Class B Common Stock that were transferred into the voting trust, automatically converted to 234,000 shares of Class A Common Stock. The term of the voting trust is ten (10) years.

           In December 1997 and February 1998, the Company issued an aggregate total of 958,051 shares of Class A Common Stock and 479,026 Class G Stock Purchase Warrants from the conversion of $1,415,460 in principal and $19,227 in interest of the 1997 Note. The amount recorded in Stockholder's Equity in connection with this conversion included $16,004 of interest expense and was reduced by debt issue costs totaling of $47,768. See Notes 3 and 4.

           In November of 1997 the Company extended the expiration of its Class D Warrants from December 31, 1997 to June 30, 1999. There were no Class D Warrant exercises between January and June 1998.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (continued)

5.         STOCKHOLDERS' EQUITY (continued)

           Between October 1,1997 and June 30, 1998, the Company issued 11,167 and 19,400 shares of Class A Common Stock from the exercise of stock options and Class D Warrants, respectively.

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

In the accompanying statements of operations for the three and nine months ended June 30, 1998 and 1997, the Company has presented its net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, implementing SFAS No. 128 has not had a material impact on the Company's net loss per share.

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

           In July 1998, the Company and Grelan Pharmaceuticals Co., Ltd of Japan, a subsidiary of Takeda Chemical Industries Ltd., mutually agreed to terminate the license agreement dated October 31, 1994.

LIDAK PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS (continued)

8.         LITIGATION SETTLEMENT

           On August 7, 1998, the Company reached agreement in principle on the terms of a settlement of its dispute with Medical Biology Institute (MBI) over MBI's claimed rights to LIDAKOL and certain other technologies for the development of asthma and allergy drugs and an innovative drug discovery technology. In return for LIDAK obtaining full control of these technologies and avoiding potential future royalty payments, the Company will loan $500,000 to MBI and will return certain other technologies to MBI. The loan to MBI will be forgiven by LIDAK, subject to certain loan covenants to be maintained by MBI over a 180-day period from the effective date of the agreement. The term of the settlement, which include termination of the technology license agreement between the two parties, are subject to the parties entering into a definitive agreement and approval by the Court. On August 10, 1998, the Court preliminarily approved the terms of the settlement and the Company believes the Court will approve the definitive agreement when it is submitted.

           In connection with this settlement, the Company recorded a charge to its Statement of Operations in the amount of $668,104 for the period ended June 30, 1998, which includes the probable write down of the loan to MBI of $500,000 and certain other costs that were previously capitalized by the Company related to those patents which will be returned to MBI. Included in Litigation settlement costs for the nine months ended June 30, 1998 is $150,000 paid to HealthMed in connection with the Settlement Agreement dated March 24, 1998 between the Company and HealthMed. This amount was reclassified from general and administrative expense.

                          PART I: FINANCIAL INFORMATION

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

OVERVIEW

The Company is a development stage company. Since inception in August 1988, the Company has operated in one business segment -- the conduct of biomedical research directed towards the development and commercialization of innovative pharmaceutical products. The Company has moved closest to the commercialization endpoint with n-docosanol 10% cream (LIDAKOL(R)) as a topical treatment for oral herpes (cold sores or fever blisters). LIDAKOL is a therapeutic compound, developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. The Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") on December 22, 1997, for marketing approval of LIDAKOL in the U.S. as a treatment of recurrent oral herpes. The Company is also developing other potential therapeutic products for treatment of allergies and asthma, inflammatory diseases and other human cancers. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to June 30, 1998, the Company incurred a cumulative net loss of $50.9 million. The Company's research and development, clinical trial and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

The Company's business is subject to significant risks including, but not limited to, the uncertainity of obtaining marketing approval from the FDA for LIDAKOL, referenced above, the inherent difficulties of successfully marketing a new pharmaceutical product, such as LIDAKOL, if approved, the uncertainity of success of the Company's research and development efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business and lengthy and expensive regulatory approval processes and competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients, and government agencies and limitations on the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective or toxic during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market, or be precluded from commercialization by proprietary rights of third parties, or that the Company may not have sufficient financial resources. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET LOSSES

During the three and nine months ended June 30, 1998 (the "1998 three and nine months"), the Company incurred net losses of $2.8 million and $6.2 Million, respectively, compared to net losses of $2.3 million and $9.4 million, respectively, during the three and nine months ended June 30, 1997 (the "1997 three and nine months").

REVENUES

Total revenues for the 1998 three and nine months, consisting of interest income, were $144,000 and $497,000, respectively. Total revenues for the 1997 three and nine months were $252,000 and $1.3 million, respectively. For the three months ended June 30, 1997, (the "1997 three months"), total revenues consisted of interest and other income of $244,000 and federal research grant income of $8,000. For the nine months ended June 30, 1997, (the "1997 nine months"), total revenues consisted of interest and other income of $669,000, license fee/contract research revenue of $500,000, and federal research grant income of $120,000.

The decrease in revenues in the 1998 three months relative to the 1997 three months was due primarily to lower interest income as a result of a lower average cash balance available for investment in the 1998 period. The decrease in revenues in the 1998 nine months relative to the 1997 nine months was primarily attributable to license fees earned during the 1997 period due to the achievement of certain milestones in connection with a license agreement. Also contributing to the decreased revenues during the 1998 three and nine months are decreased revenues from federal research grants issued by the National Institutes of Health which were completed in September 1997.

EXPENSES

Research and development expenses for the 1998 three months and nine months decreased to $1.2 million and $2.8 million, respectively, from $1.3 million and $6.3 million in the 1997 three and nine months, respectively. The decrease in expenses during the 1998 three and nine months was attributable primarily to decreased activities relating to the U.S. Phase 3 clinical trials of LIDAKOL and the preparation of the NDA for LIDAKOL.

General and administrative expenses for the 1998 three and nine months increased to $1.1 million and $3.0 million, respectively, from $520,000 and $2.4 million in the 1997 three and nine months, respectively. The increase in expenses during the 1998 three months was attributable primarily to legal and other expenses incurred in connection the preparation and distribution of the proxy information to the Company's shareholders related to the Annual Meeting held June 8, 1998 and June 30, 1998 and increased legal expenses due to litigation between the Company and Medical Biology Institute as discussed in Part II. Other Information, Item 1. Legal Proceedings in this report. Also contributing to the increased expenses in the 1998 three months are expenses related to moving costs due to the relocation of the Company's corporate office on June 16,

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998. The increased expenses in the 1998 nine months also include increased legal expenses incurred in connection with the January 1998 financing proposal presented by HealthMed. Litigation settlement costs related primarily to costs incurred in related to the Company's settlement with MBI on technology disputes (See Note 8 to the Financial Statements and Part II. Other Information, Item 1. Legal Proceedings in this report).

Interest expense in the 1998 three and nine months decreased to $15,000 and $79,000, respectively, from $745,000 and $2.0 million in the 1997 three and nine months, respectively. This decrease in expense is attributable primarily to the Company having reduced interest obligations due to reduction of outstanding debt, during the 1998 three and nine months, due to the retirement of the unconverted 95/96 Notes in January of 1997 and the subsequent early conversion of a majority of the 1997 Notes. See Note 3 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through June 30, 1998 was $51.2 million.

At June 30, 1998, the Company had cash and cash equivalents totaling $8.9 million and working capital of $6.7 million, as compared to $14.4 million and $11.3 million, respectively, at September 30, 1997. The decrease in cash and cash equivalents during the 1998 nine months is primarily attributable to net cash used to fund operating activities, as discussed below.

Net cash used by the Company to fund operating activities during the 1998 nine months decreased to $5.5 million from $7.4 million during the 1997 nine months. This decrease is primarily attributable to the decreased expenses and revenues during the 1998 nine months as discussed in "Results of Operations". In addition, $120,000 of cash was used for capital expenditures during the 1998 nine months.

On August 7, 1998, the Company reached an agreement in principle on the terms of a settlement of its dispute with MBI (See Note 8 to the Financial Statements and Part II. Other Information, Item 1. Legal Proceedings in this report). At June 30, 1998, the Company has recorded a liability in the amount of $500,000 payable to MBI related to this settlement.

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

Company is immediately obligated to repay the original principal of that portion of the 1997 Note which is presented for conversion and cannot be converted, together with: 1) a premium equal to 17.64% of such principal plus any accrued and unpaid interest, and 2) that number of Class G Stock Purchase Warrants equal to 50% of the principal plus interest divided by the conversion price on the date of payment. As of June 30, 1998, the outstanding principal balance of the 1997 Note was $1.0 million. See Notes 3 and 5 to the Financial Statements.

Between November 1995 and January 1996, the Company issued a total of $13.5 million of convertible notes as part of a private placement to institutional investors. The Company has no further obligations under these notes. See Note 3 to the Financial Statements.

At June 30, 1998 the Company had exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 8.8 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $21.2 million. Included in such warrants and options are Class D Warrants, exercisable on or before June 30, 1999 into approximately 1.4 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. Also included in such warrants and options are Class G Stock Purchase Warrants exercisable into approximately 1.5 million shares of the Company's Class A Common Stock at an exercise price of $2.97 per share. The Class G Stock Purchase Warrants expire on various dates through 2002 and are not redeemable by the Company. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2007. The average exercise price of the remaining exercisable options and warrants is approximately $2.48 per share which is higher than the market price of the Company's Class A Common Stock on June 30, 1998. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future, or in the event the Company calls its Class D Warrants redemption, there can be no assurance that any warrants would be exercised or proceeds received.

The Company expects to continue to incur substantial operating losses for the foreseeable future. The Company's available funds are unlikely to be sufficient to commercialize LIDAKOL and will not be sufficient to permit the Company to successfully develop or commercialize any of its proposed pharmaceutical products. Accordingly, if LIDAKOL is approved by the FDA, the Company will be required to raise substantial additional capital or to collaborate with one or more large pharmaceutical or biotechnology companies which could provide the necessary financing and expertise to manufacture and package finished product. There can be no assurance that the Company can successfully obtain such additional capital, enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms.
See Overview above.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending September 30, 1999. The Company does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending September 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Interim reporting of this standard is not required.
The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.


IMPACT OF YEAR 2000 ISSUE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether the Company's computerized information systems will properly recognize date-sensitive information when the year changes to 2000. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failure. The Company will expend necessary resources to attempt to assure that its computer systems are reprogrammed in time to effectively deal with the transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also presently believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. Management has taken initial steps toward the updating, converting and replacement of its non-compliant systems in order to achieve compliance in a cost effective and timely fashion. The Company will continue to assess the year 2000 compliance issue, including monitoring and testing any new vendors products and conducting surveys within the Company and with third parties to assure year 2000 issues are resolved in a timely manner.

                           PART II. OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

On August 7, 1998, the Company reached an agreement in principle with MBI to settle all outstanding disputes between, as described below. This agreement is subject to court approval and the negotiation of a definitive agreement. on August 10, 1998, the Court preliminarily approved the terms of the settlement and the Company believes that the Court will approve the definitive agreement when it is submitted. See Note 8 to the Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations included in this report. On April 1, 1998, the Company filed a Complaint for Declaratory Relief against Medical Biology Institute ("MBI") in the San Diego County, California Superior Court (Case No. 719403). The Complaint alleged that in February of 1998, MBI wrote LIDAK a letter asserting an equitable lien and constructive trust on any proceeds from the Company's development of LIDAKOL. In its Complaint, the Company asserted that Dr. David H. Katz was the owner of the initial patent for the topical use of docosonal in the treatment of viral and inflammatory disease, and Dr. Katz had directly assigned that patent to Lidak on March 29, 1990. As a consequence, the Company contended that LIDAK is the sole owner of all right, title and interest in LIDAKOL, and the Complaint asked that the Court affirm LIDAK's ownership. In response, MBI denied that LIDAK is the owner of LIDAKOL, and in its own Cross-complaint, MBI alleged that LIDAKOL was developed through the efforts of its own employees working in conjunction with LIDAK scientists. The Cross-complaint asserted that Dr. Katz breached the terms of his Employment Agreement with MBI when he assigned the LIDAKOL patent to LIDAK, and as a consequence, MBI asserted its own ownership interest in LIDAKOL. Further, the Cross-complaint alleged that LIDAK had not proceeded diligently to develop other technologies that have been licensed by MBI to LIDAK. As a result, MBI contended that LIDAK was in violation of its obligations under the License Agreement; the Cross-complaint asked that the licensed technologies be returned to MBI.

On April 30, 1998, Dr. David H. Katz filed a Complaint for Declaratory Relief, in Injunction, an Accounting, Indemnity and Damages against the Company and certain of its Directors in the San Diego County Superior Court (Case No. 720216). In his Complaint, Dr. Katz seeks a declaration from the Court that the termination of his employment, the election of Dr. Gerald J. Yakatan, as a director, president and chief executive officer and the Proxy Settlement Agreement between the Company and HealthMed, Inc., are null and void acts. The Complaint also seeks an injunction to preserve the status quo with respect to Dr. Katz' stock option rights, a declaration that would restore voting rights to Dr. Katz' Class B Common Stock in the Company, a declaration that if his termination of employment is effective, then Dr. Katz should be entitled to severance payment in accordance with his employment agreement. The Complaint further requests that the Court order an Accounting of funds that Dr. Katz alleges he advanced the Company, and it seeks recovery of unspecified money damages for alleged breaches of unspecified duties that Dr. Katz alleges were owed to him by the Company and the Director-Defendants. On July 30, 1998, the Company filed an Answer denying the material allegations of the Complaint and asserting affirmative defenses. No discovery has been conducted in the lawsuit, and no trial date has been established by the Court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders held June 8, 1998, adjourned and reconvened on June 30, 1998, the Company's shareholders approved the following proposals:

1) To amend Article III of the Company's Bylaws (the "Bylaws") to expand the authorized number of directors to a minimum of five and a maximum of nine.

           There were cast 23,119,071 votes in favor of this proposal, 1,755,939 votes against this proposal, 275,281 votes abstained and 13,475,470 non-votes.

2) To amend Article III of the Bylaws to create three classes of directors (Class I, II and Class III), serving an initial term until the 1999 Annual Meeting of Shareholders, the 2000 Annual Meeting of Shareholders and the 2001 Annual Meeting of Shareholders, respectively, with initial terms for all classes to be followed by full three year terms for each class thereafter.

           There were cast 22,651,285 votes in favor of this proposal, 2,137,308 votes against this proposal, 361,698 votes abstained and 13,475,470 non-votes.

3) To elect directors to Classes I, II and III nominated by the Company's Board of Directors

           The following directors were elected to the Class I, II and III as listed below:

           Class I:   Michael W. George

           Class II:  Dennis J. Carlo, Ph.D., Edward L. Hennessey, Jr.,
                      and Stuart A. Samuels

           Class III: Kenneth E. Olson, George P. Rutland, and Joseph E. Smith

           Gerald J.Yakatan, Ph.D., the Company's president and chief executive officer and David H. Katz, M.D. continue to serve as Class I directors until the 1999 annual meeting of shareholders.

           There were in excess of 37,843,378 votes for each of the nominees.

4) To ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 1999.

           There were cast 36,649,832 votes in favor of this proposal, 483,491 votes against this proposal, 258,635 votes abstained and zero non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

           10.1          Employment Agreement with Gerald J. Yakatan, Ph.D.

           10.2          Form of Retention Agreement with certain Executive
                         Officers of the Company

           10.3          Form of Indemnification Agreement with certain
                         Directors and Executive Officers of the Company

           27.1          Financial Statement Data Schedule


(b)        Reports on Form 8-K

           The following reports on Form 8-K have been filed since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998:

           Report on Form 8-K filed April 27, 1998 reporting the Company's results of operations for the quarter ended March 31, 1998.

           Report on Form 8-K filed May 6, 1998 reporting that David H. Katz, M.D., a director and former president and chief executive officer of the Company, filed a complaint in the California State Superior Court in San Diego, against the Company and certain of its directors.

           Report on Form 8-K filed July 27, 1998 reporting the appointment of Gregory P. Hanson to the position of Vice President, Finance and Chief Financial Officer replacing Jeffery B. Weinress who resigned from the position.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LIDAK Pharmaceuticals

Date:  August 14, 1998       By: /s/ Gerald J. Yakatan, Ph.D.
                                 -----------------------------------------------
                                  Gerald J. Yakatan, Ph.D., President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:  August 14, 1998       By: /s/ Gregory P. Hanson
                                 -----------------------------------------------
                                  Gregory P. Hanson, Vice President, Finance and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)