Form 10-K405
period 1998-09-30
AVANIR PHARMACEUTICALS
filed 1999-01-04
CIK 858803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                              COMMISSION FILE NO. 0-18734

                                 AVANIR PHARMACEUTICALS
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     33-0314804
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO).
        INCORPORATION OR ORGANIZATION)

      393 TOWNE CENTRE DRIVE, SUITE 200                            92121
            SAN DIEGO, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (619) 558-0364
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       CLASS A COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of the Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Class A Common Stock as reported by NASDAQ on December 23, 1998: $30,062,123

     The number of shares of Common Stock of the Registrant issued and outstanding as of December 23, 1998:

Class A Common stock, no par value.......................  40,935,666
Class B Common stock, no par value.......................      49,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 4, 1999 in connection with the Registrant's annual meeting of stockholder's to be held on February 19, 1999 is incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1933, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth below under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

GENERAL

     AVANIR Pharmaceuticals ("AVANIR" or the "Company"), formerly LIDAK Pharmaceuticals, is a development stage company organized to discover, develop, and market novel therapeutic products to treat human diseases. The Company was incorporated in California in 1988 and since inception has operated in one business segment -- pharmaceutical product development.

     In December 1997 the Company filed a New Drug Application ("NDA") with the Food and Drug Administration ("FDA") for its topical drug, n-docosanol 10% cream ("docosanol cream"), for the treatment of oral-facial herpes (cold sores and fever blisters). On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable" ("FDA Decision"). The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies the Company submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. The Company has informed the FDA that it intends to respond to the letter. The Company is currently evaluating the impact of the FDA Decision.

     Pending evaluation of the FDA Decision and possible course of action, the Company's current commercialization strategy to build an integrated sales and marketing capacity to support the launch of docosanol cream as a prescription product has been suspended until there is more definitive information from the FDA on required additional evidence of the efficacy of docosanol cream and impact on timing and cost. The Company also plans to seek additional products through in-licensing and co-promotion. If FDA approval is obtained at a later date, the Company intends to build its own sales force which would call on various target physician markets for the sale of docosanol cream. While marketing plans are currently on hold, the Company intends to remain prepared to produce advertising and promotional materials in the event of a possible future product launch. Should the Company continue to pursue docosanol cream and implement this launch strategy, it will be substantially reliant on its own sales organization, and the failure to implement an effective sales organization in a timely manner will have a material adverse effect on the Company. There can be no assurance that the Company will be able to hire and train sales staff in a timely fashion, as competition for competent sales staff is intense. Neither can there be any assurance that the Company will be able to develop effective advertising or that patients will seek medical treatment or select the Company's product. Due to the uncertain nature of the market's acceptance of docosanol cream as a topical treatment for oral-facial herpes, there is no assurance that the Company will attain a level of sales sufficient to sustain Company operations.

     Following further discussion with the FDA, the Company could conclude that FDA requirements for an oral-facial herpes prescription product would result in an unacceptable delay and incremental cost before marketing approval could be achieved. If such a conclusion is reached, the Company intends to evaluate an alternative form of product for cold sores and fever blisters that complies with over-the-counter ("OTC") regulatory requirements, with the objective of having a product available for sale to the public in the 1999 calendar year. Marketing of such an OTC product would have most of the risks associated with the sales and marketing of docosanol cream described herein plus other risks depending on the distribution channels targeted. No assurance can be given that such a product could be successfully developed or brought to market on a timely manner, if at all.

     The Company currently has three licensing agreements relating to potential marketing of docosanol cream for certain topical indications. These agreements are with: 1) Yamanouchi Europe, b.v., of The Netherlands ("Yamanouchi"), for rights in certain European and other countries (November 1991); 2) CTS Chemical Industries, Ltd. ("CTS"), for rights in Israel (July 1993); and 3) Boryung Pharmaceuticals Company, Ltd. ("Boryung"), of Seoul, Korea, for rights in the Republic of Korea (July 1994). Two earlier agreements between the Company and other pharmaceuticals companies were canceled in fiscal 1998: 1) Bristol-Myers Squibb Company ("BMS") for rights in the U.S., Canada and Mexico (signed in February 1996; canceled in December 1997) and 2) Grelan Pharmaceutical Co., Ltd. ("Grelan"), of Tokyo, Japan, for rights in Japan (signed in October 1994; canceled in June 1998). See "Licensing, Marketing and Sales -- Docosanol Cream" and Note 4 to the Financial Statements.

     The Company is also engaged in much earlier stages of research and/or development of several other potential therapeutic products. These include potential new drugs for treatment of allergies, asthma, and inflammatory diseases. These additional products will not be available for sale to the market for several years, if at all. See "Research and Development." To enhance commercial sales opportunities the Company is also seeking acquisitions and in-licensing and co-promotion agreements with other pharmaceutical companies for late stage products to add to its drug development pipeline. See "In-Licensing Strategy for New Product Development".

     The Company has experienced significant financial losses since inception and its business is subject to significant risks. See "Risk Factors". With the possible exception of docosanol cream, as noted above, the Company does not believe that any of its other products currently under development could be available for commercial sale for several years, if at all. Additionally, there is no assurance that preclinical and clinical testing of the Company's other potential drugs under development will demonstrate appropriate safety and efficacy to warrant further development and/or to achieve the requirements of regulatory marketing approvals in the U.S. or elsewhere.

     Regarding marketing and distribution outside the U.S., under current circumstances, the Company must obtain the support and collaboration of third parties in foreign countries, of which no assurance can be made, to ensure the ultimate commercialization of docosanol cream and all of the Company's other products, even if the Company obtains applicable regulatory marketing approvals for such products. These third party arrangements could include: 1) additional licensing or other collaborative agreements with suitable outside parties which have sufficient financial resources and expertise and/or 2) additional financing to support completion of any remaining nonclinical and clinical development, regulatory approval filings and, if approved, eventual marketing of such products.

RESEARCH AND DEVELOPMENT

  Docosanol Cream

     Company scientists have developed a therapeutic product, docosanol cream as a topical treatment for recurrent oral-facial herpes, commonly called cold sores or fever blisters. On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies the Company submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. The Company has informed the FDA that it intends to respond to the letter. The Company is currently evaluating the impact of the FDA decision and possible course of action.

     In 1995, the Company's European licensing partner, Yamanouchi Europe b.v., completed a phase 3 clinical trial of docosanol cream in treatment of recurrent oral-facial herpes episodes. In this double-blind clinical study, docosanol cream was compared to acyclovir (Zovirax(R)) 5% cream which is approved for marketing in Europe as a treatment for recurrent oral-facial herpes. When this clinical study was analyzed by the same non-parametric statistical test used in the U.S. clinical studies there was no statistically significant difference between treatments in the primary efficacy parameter, time-to-healing, in patients who initiated treatment in stages of their recurrence prior to and including the papule stage. Results from this trial, along with results from the U.S. phase 3 placebo-controlled trials, if FDA approval is obtained, will be used for submission to the appropriate regulatory agencies for marketing approval in Europe.

     In July and September 1996, the Company initiated two phase 3 studies (96-LID-06 and 96-LID-07) of docosanol cream. In February 1997, the Company proposed to the FDA that the two identical studies be reported as a single pooled study. This proposal was accepted by the FDA with the request that the results of the individual studies also be reported. A total of 743 patients who initiated treatment in the prodrome/erythema stage of their recurrent episode were evaluated in these double-blind, placebo-controlled studies. The primary endpoint of the studies was time-to-healing, with secondary endpoints including relief of pain and/or burning, itching, or tingling and percentage of aborted outbreaks. In August 1997, the Company reported that in the primary end-point of these pivotal trials, treatment of recurrent oral-facial herpes episodes with docosanol cream resulted in a statistically significant (p=0.0076) reduction in time-to-healing versus placebo. On December 22, 1997, the Company filed an NDA for marketing approval for docosanol cream in the United States as a treatment of recurrent oral-facial herpes. The FDA Decision on December 22, 1998 stated that additional evidence is needed to substantiate the efficacy findings of the Company.

     Other studies performed by the Company indicate on a preliminary basis that docosanol cream may have other indications that, if further developed, could open other avenues for product development, including use as a topical treatment for Kaposi's sarcoma cutaneous lesions in HIV-positive patients. At present, however, no further development of the potential uses of docosanol cream is ongoing. The Company has considered the possibility of initiating additional clinical trials for other topical indications of docosanol cream which may include genital herpes, wound healing, and burns. At present, the Company does not intend to continue development on its own of these other potential topical indications.

     Patents covering medical and veterinary uses of the topical and systemic formulations of docosanol cream have been issued to the Company in the U.S. and Europe. The Company has additional foreign patent applications pending covering topical and systemic uses of docosanol cream and has been granted rights under certain U.S. and foreign patents and patent applications relating to docosanol held by a third party. See "Patents and Proprietary Rights."

  New Therapies for Allergies and Asthma Through IgE Regulation

     Allergy and asthma are respiratory diseases affecting millions of people worldwide. It has been established, through several decades of research, that allergies and asthma result from the fact that allergic individuals commonly produce abnormally high levels of an antibody known as IgE (the antibody responsible for triggering allergic responses). The reason for the elevated IgE antibodies is probably due to a combination of environmental and genetic influences, but the end result is the same for afflicted individuals -- an unpleasant-to-debilitating disease symptom complex.

     The Company has developed techniques that are intended to screen for, and identify, novel small molecule drugs that appear to selectively suppress IgE antibody production. Using a combination of tissue culture, in-vitro and animal assays, the Company has screened over 12,000 compounds in the past 24 months. As a result, the Company has identified several active candidate compounds that are non-toxic and, more significantly, appear to be specific in their inhibition of IgE antibody responses to allergens. The Company is attempting to identify orally-active therapeutic drug candidates for allergic disease therapy. These novel compounds, are proprietary and the Company has filed an application for these compounds with the United States Patent Office.

     Development of this technology and these small molecule drugs is currently in the pre-clinical stage and will require many years, and considerable financial resources, to ultimately, if ever, provide commercial products for use in the field of allergy and asthma drug therapy. Dr. David H. Katz, the Company's former president and chief executive officer and a director, together with his wife, Lee R. Katz, have asserted a competing claim to ownership of certain IgE technology, and they contend that the Company's pending patent application constitutes a cloud on their title to that technology. This matter is a subject of litigation between Dr. and Mrs. Katz and the Company. See "Legal Proceedings."

  Human Immune System -- Reconstituted Scid Mouse Technology

     The human immune system-reconstituted SCID mouse technology ("hu-PBL-SCID"), creates a functional human immune system in mice which have a genetic defect known as Severe Combined ImmunoDeficiency ("SCID") by reconstituting such mice with human blood cells. Certain aspects of the human immune system are thereby created to function in laboratory animals. Both U.S. and foreign patents have been issued for the hu-PBL-SCID technology. The rights to these patents belong to the Company through the settlement agreement with Medical Biology Institute. See "Patents and Proprietary Rights" and "Settlement Agreement with Medical Biology Institute".

     To date, the Company has used this model to complete work under twelve contract research agreements pursuant to which the Company used hu-PBL-SCID mice infected with HIV to screen compounds developed by other companies for potential therapeutic efficacy in human AIDS and other virus-induced diseases. The Company does not expect that revenues from contract research agreements to test compounds in hu-PBL-SCID mice will be significant. Therefore, the Company does not intend to continue to perform this research service for other pharmaceutical and biotechnology companies.

     In August 1996, the Company entered into a five-year license agreement with Southern Research Institute ("SRI") under which the Company granted SRI a non-exclusive license to use its hu-PBL-SCID technology in performing certain contract research testing. The Company does not anticipate significant revenues under this agreement. The Company will continue to offer non-exclusive licenses to the research community for the use of this technology.

     Company scientists and outside collaborators have also developed a variation of the hu-PBL-SCID mouse technology which appears capable of generating fully human monoclonal antibodies of high affinity. Monoclonal antibodies for therapeutic use in humans have only been approved by regulatory agencies in the past few years, even though the technology for producing monoclonal antibodies in mice has been known since 1975. A major reason for the long delay in translating this basic science discovery into a clinically effective therapeutic tool was the need to develop techniques to "humanize" mouse antibodies to avoid natural rejection of the foreign mouse proteins. This humanization step, which is time and labor intensive, can potentially be eliminated by application of this new technology to produce entirely human antibodies. The Company believes this technology may have advantages over other technologies, including rapid turnaround, production of diverse antibody specificities with potentially high affinity, and reduced cost. The Company has applied for joint patent coverage for this technology with IDEC Pharmaceuticals. The Company is exploring ways to commercialize this technology.

  Protein Sequence Analysis Drug Discovery Method

     Identifying potential modulators capable of influencing the interaction among proteins requires knowledge of the proteins' structures. In the past, scientists have relied on time-intensive three-dimensional techniques such as X-ray crystallography to determine structures and possible binding sites. Using a proprietary new drug discovery method based on protein sequence analysis technology, Company scientists are attempting to discover active sites on a variety of clinically important proteins. Although research efforts are at an early stage, Company scientists believe that this technology has the potential to shorten the drug discovery process for certain types of drugs.

     The Company recognizes that financing sources other than its own current working capital will be required before any additional development of this technology can be pursued. The Company presently intends to actively pursue outside partners from industry and/or the government to provide the financial resources to pursue this area of therapeutic research.

  Termination of the Relationship with MBI

     During the course of 1998, the Company's license agreement with Medical Biology Institute ("MBI") was terminated. See "Settlement Agreement with Medical Biology Institute". Prior to that time, the Company had, from time-to-time, conducted research and development efforts of certain technologies derived from MBI under that license agreement.

  Conclusion

     Despite the promise shown to date by certain technologies which the Company is developing or investigating, the research and development efforts relating to many of the Company's technologies are at pre-clinical and early stages and all development efforts are, by their nature, uncertain. There can be no assurance that efforts to develop commercial applications of the Company's current or future in-licensed technologies will be successful or continued. In the event that the Company decides to proceed to commercially develop these technologies, it will likely require additional financing either from collaborative arrangements with pharmaceutical or biotechnology companies or from other sources. There can be no assurance that the Company will be able to raise additional financing, or, that the Company will be able to enter into licensing or other collaborative arrangements on favorable terms, if at all, or if funded, that the required development and testing will be successfully completed and result in safe and effective products for human use.

IN-LICENSING STRATEGY FOR NEW PRODUCT DEVELOPMENT

     In addition to its internal research and development programs, the Company is currently pursuing an in-licensing strategy to acquire new products to bring in house to further develop, market or to license to others. The Company is evaluating products and technologies to add to its research and development "pipeline". There can be no assurance that any of the products currently under consideration will meet the Company's expectations, that the Company can complete negotiations with third parties, or that the Company will be able to identify any other suitable products to in-license if the products under consideration are found to be unsuitable for the Company. Further, there can also be no assurance that, once products are identified, the Company will be able to raise additional financing, or that the Company will be able to enter into licensing or other collaborative arrangements on favorable terms, if at all, or, if funded, that the required development and testing will be successfully completed and result in safe and effective commercial products for human use.

LICENSING, MARKETING AND SALES -- DOCOSANOL CREAM

  Licensing

     The Company has established certain contractual relationships with respect to the licensing and distribution of docosanol cream assuming it receives FDA marketing approval. The Company has established and will continue to seek to establish other relationships because it does not have all the necessary resources to carry out all aspects of commercialization of docosanol cream. To successfully commercialize docosanol cream worldwide or to develop other products, the Company will need to enter into various collaborative and/or licensing arrangements with pharmaceutical or biotechnology companies. Such arrangements will likely include assistance in funding the costs of development and clinical testing necessary to obtain regulatory approvals for new products and the subsequent costs of manufacturing and marketing, should additional potential products successfully pass through the various stages of development. Further, the Company believes that collaborative arrangements will be necessary in certain market segments in promoting and distributing its products, in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of established companies. Such third-party arrangements, however, will reduce the Company's profit margin on its products.

     In November 1991, the Company entered into a licensing agreement with Yamanouchi for the clinical development, manufacturing, marketing and distribution of docosanol cream in certain European and other countries. On December 31, 1998, the agreement will convert from exclusive to non-exclusive and the Company has a right to select additional partners in the countries covered by this agreement. At present, Yamanouchi management believes docosanol cream is more suitable in many of the European countries as an over-the-counter ("OTC") product. Yamanouchi is currently seeking a partner or sublicensee with OTC experience to continue commercialization efforts for the product.

     In July 1993, the Company entered into a licensing agreement with CTS Chemical Industries, Ltd. ("CTS"), a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, for the promotion of docosanol cream in Israel, including obtaining governmental approvals for its manufacture and distribution. Separate clinical trials in Israel are not required for marketing approval, however, the Company expects CTS will keep its marketing plans on hold until further progress is made by the Company with the FDA. See "Research and Development -- Docosanol Cream."

     In July 1994, the Company entered into a licensing agreement with Boryung Pharmaceuticals Company, Ltd. located in Seoul, Korea, for the promotion of docosanol cream in the Republic of Korea, including obtaining governmental approvals for its manufacture and distribution. In Korea, certain local clinical trials, in addition to clinical data generated in the U.S., Canada and Europe, are required in order to apply for marketing approval. Boryung plans to initiate the local clinical trials following approval in the U.S. See "Research and Development -- Docosanol Cream."

     In October 1994, the Company entered into a licensing agreement with Grelan Pharmaceutical Company, Ltd. ("Grelan") located in Tokyo, Japan, for the promotion of docosanol cream in Japan, including obtaining governmental approvals for its manufacture and distribution. To apply for marketing approval in Japan, complete Phase 1, 2 and 3 clinical trials, conducted in Japan, are required. To date local clinical trials have not been initiated. During 1997, Takeda Chemical Industries acquired a majority interest in Grelan; thereafter, Grelan restructured its research department and was no longer in a position to advance the development of the product in a timely manner. On June 30, 1998, the Company and Grelan mutually agreed to terminate the license agreement. The Company plans to seek a new licensee in Japan following U.S. approval of docosanol cream.

     In February 1996, the Company entered into an exclusive license and distribution agreement with Bristol-Myers Squibb Company ("BMS"), under which BMS received the rights to manufacture, market and distribute docosanol cream as a topical treatment for oral herpes in the U.S., Canada and all remaining major territories throughout the world which were not licensed to other parties including Mexico, China, South and Central America, Australia and India, and portions of the Far East. In November 1996, the Company reacquired the rights to market docosanol cream in all territories except the U.S., Canada and Mexico. On December 29, 1997, the BMS agreement was canceled by BMS.

     The Company is currently discussing licensing agreements for docosanol cream in the territories not covered by the above agreements with other pharmaceutical companies. In the event docosanol cream is approved by the FDA, the Company's licensing partners will use the U.S. FDA approval in the regulatory filings required for marketing and distribution in the specific territories. The Company anticipates that these regulatory filings will be prepared timely, however, there is no assurance that marketing approval for topical docosanol cream by the FDA in the U.S. or by comparable regulatory agencies elsewhere in the world will result in a level of sales sufficient to sustain Company operations. See "Risk Factors".

  Marketing and Sales -- United States

     Pending evaluation of the FDA Decision and possible courses of action, the Company intends to build an integrated sales and marketing force and/or enter into co-promotion agreements to market and sell docosanol cream as a prescription product if approved by the FDA. As of the date of the receipt of the FDA Decision, the Company had already increased its staff with the addition of a Vice President of Sales and Marketing in preparation of the potential product launch. See "Executive Officers".

     The Company has engaged the services of an advertising agency to produce advertising and promotional materials in preparation for possible product launch. The Company has also engaged a public relations firm to help execute a consumer and professional public relations campaign designed to increase awareness of the disease of oral-facial herpes. The timing of these potential marketing efforts is uncertain at present in light of the FDA Decision. Furthermore, there can be no assurance that the Company will ultimately be able develop effective advertising or increase awareness of the disease or that patients will seek medical treatment or select the Company's product. Neither can there be any assurance that the Company will be able to establish a sufficient sales force, secure co-promotion or additional license agreements on favorable terms or raise sufficient additional financing necessary to (i) conduct the additional clinical trials which may be required by the FDA with respect to docosanol cream or (ii) both market docosanol cream and continue the Company's other drug discovery and development programs currently underway.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION -- DOCOSANOL CREAM

     The Company has established manufacturing, warehousing and distribution agreements in preparation for approval from the FDA regarding the approval of its NDA for marketing docosanol cream. On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol cream was "not approvable" and that additional evidence is needed to substantiate the drug's effectiveness. Until further discussions are held with the FDA, all of these agreements will remain in place to maintain readiness for product launch assuming the discussion with the FDA are successful. See "Business -- General".

     In October 1998, the Company selected CONDEA Chemie GmbH ("CONDEA") as manufacturer of n-docosanol by placing a purchase order with CONDEA Vista Company, a U.S. affiliate of CONDEA Chemie GmbH for an initial quantity of product. CONDEA is the name under which RWE-DEA AG of Hamburg, Germany, conducts its global chemical activities. It is intended that, CONDEA will manufacture the active ingredient at their plant in Brunsbettel, Germany.

     Also in October 1998, the Company signed a warehousing, distribution and logistical support agreement with Livingston Healthcare Services Inc. ("LHSI"). Under the agreement, LHSI's Decatur, Georgia facility will warehouse and distribute the Company's active ingredient n-docosanol and the end product docosanol cream, when and if it is marketed.

     In November 1998, the Company signed a manufacturing agreement to produce docosanol cream with Bausch and Lomb (Pharmaceutical Division) at its Tampa Bay, Florida facility. Bausch and Lomb Pharmaceutical Division produces a variety of prescription drug and over-the-counter products on a contract basis for many pharmaceutical companies.

COMPETITION

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources and larger research and development and regulatory approval staffs. In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions compete with commercial firms, such as the Company, in recruiting highly qualified scientific personnel. The Company does not have the resources to compete with major pharmaceutical companies on a wide scale basis in the areas of clinical testing, regulatory approvals, manufacturing and marketing. See "Licensing, Marketing and Sales -- Docosanol Cream" and "Government Regulations."

     The Company's first proposed product, docosanol cream, if ultimately marketed, will compete with acyclovir (Zovirax(R)) and valacyclovir (Valtrex(R)) products marketed by Glaxo-Wellcome Corp., and famciclovir (Famvir(R)) and penciclovir (Denavir(R)), products marketed by SmithKline Beecham, and over-the-counter preparations. There can be no assurance that docosanol cream, when and if marketed, will gain widespread acceptance by the medical community or consumer market.

     The Company's IgE modulation program seeks to identify novel compounds useful in the treatment of allergy and asthma. There are several competing research approaches and numerous compounds in development by large pharmaceutical and biotechnology companies, as well as very successful marketed compounds such as loratadine (Claritin(R)) from Schering-Plough and astemizole (Hismanal(R)) from Johnson & Johnson. There is no assurance that the Company's IgE modulation program will be successful in developing a safe and effective drug or that the Company can obtain marketing approval by the FDA. Moreover, there can be no assurance that any resulting drug will be superior to competitors or gain widespread acceptance in the marketplace.

PATENTS AND PROPRIETARY RIGHTS

     The Company owns six U.S. and three European patents and has additional U.S. and foreign patent applications pending relating to the topical and systemic uses of docosanol and has been granted rights under certain U.S. and foreign patents and patent applications relating to docosanol held by third parties. In addition, pursuant to the Settlement Agreement with Medical Biology Institute (the "MBI Settlement Agreement") discussed below, the Company has been granted rights to certain U.S. and foreign patents and patent applications related to hu-PBL-SCID technologies. The MBI Settlement Agreement requires the Company to pay the costs of pursuing and obtaining patents on the licensed technology and any improvements thereto. The MBI Settlement Agreement requires MBI to release all claims to docosanol and IgE. See "Research and Development" and "Settlement Agreement with Medical Biology Institute." U.S. and foreign patent applications have been, or will be, filed related to IgE.

     There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of the Company's patents could be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technologies or design around the patented aspects of the Company's technologies. There is no assurance that the Company's proposed technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. Finally, the National Institutes of Health
(NIH) regulations provide that if federally-funded institutions do not timely pursue patent applications for patentable inventions, the government can exercise its right to own such inventions.

     The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and the patents must be sought and obtained separately.

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

     The process of obtaining FDA approval for a new therapeutic product, such as docosanol cream, usually takes a significant amount of time and substantial resources. The steps typically required before such a product can be produced and marketed for human use include nonclinical evaluation in vitro and in animal models including extensive toxicology. Preclinical studies are conducted in order to obtain preliminary information on the safety and efficacy of a drug. The results of such preclinical studies may be submitted to the FDA as part of an Investigational New Drug (IND) application. The sponsor of an IND may not commence human testing of the compound until being notified by the FDA (usually within 30 days of submission of the application) that the FDA has activated the IND.

     The human clinical testing program for a drug may involve three phases. Phase 1 investigations are conducted on either normal volunteers or on volunteers with a terminal disease (such as cancer) to determine the maximum tolerated doses and any side effects of the product. Phase 2 studies are conducted on limited numbers of patients with the disease or condition to be treated and are aimed at determining 1) the most effective doses and schedule of administration, and 2) whether the product demonstrates therapeutic effectiveness against the disease. Phase 3 studies involve wide-scale, well-controlled investigations on diseased patients and are aimed at verifying the safety and effectiveness of the drug in a rigorously controlled trial. Data from phase 1, phase 2, and phase 3 trials, as well as all nonclinical studies and evidence of cGMP manufacturing processes are submitted to the FDA in an NDA. The FDA's Center for Drug Evaluation and Research (CDER) or Center for Biologics Evaluation and Research (CBER) must approve an NDA or Biologics License Application for a drug before the drug may be marketed in the U.S.

     At such time, if ever, that the Company begins marketing its products for commercial sale in the U.S., any manufacturing operations which may be established within or outside the U.S. will be subject to rigorous regulation, including the need to comply with current Good Manufacturing Practices. See "Manufacturing, Warehousing, and Distribution -- Docosanol Cream". The Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act and other present and future laws of general application. Additionally, the handling, care and use of laboratory mice, such as the hu-PBL-SCID mice, and rats is subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the NIH.

     The Company currently intends to seek approval to market its products in foreign countries, which may have regulatory processes that materially differ from that of the FDA. The Company anticipates that it will rely upon the pharmaceutical or biotechnology companies to which it has licensed or may license its products, or independent consultants, to seek approvals to market its products in foreign countries. There can be no assurance that approvals to market any of the Company's products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.

SETTLEMENT AGREEMENT WITH MEDICAL BIOLOGY INSTITUTE ("MBI")

     In October 1988, the Company entered into an exclusive license agreement (the "MBI License Agreement") with Medical Biology Institute, a non-profit research organization incorporated in California in 1981 to conduct interdisciplinary basic research in biological sciences. MBI was founded by the former CEO of the Company, David H. Katz, M.D., who served as president, CEO and a director of MBI until May 14, 1998.

     Since inception of the MBI License Agreement, several technologies developed at MBI were transferred to AVANIR for further development and potential commercialization. These included: 1) the SCID mouse model for creating reconstituted human immune systems, 2) the IgE program for creating therapies for allergies and asthma, and 3) the protein sequence analysis drug discovery method. See "Research and Development".

     In 1998, disputes over rights to docosanol cream and other matters ensued between MBI and the Company, resulting in a Settlement Agreement and Mutual General Release on August 27, 1998 ("the MBI Settlement Agreement"), which provides for the Company to retain all rights to its lead therapeutic product, docosanol cream, other applications of the product, and other technologies. In return for obtaining full control of the Company's technologies and avoidance of potential future royalty payments, the Company loaned $500,000 to MBI and returned other technologies that no longer fit the Company's long-term strategic plans. The loan will be forgiven by the Company, subject to certain loan covenants to be maintained by MBI over a 180-day period ending February 23, 1999. See "Notes to the Financial Statements".

HUMAN RESOURCES

     At December 23, 1998, the Company employed 32 persons, of whom 17 were engaged in research and development activities, clinical and regulatory affairs, and business development activities and 15 in finance, sales and marketing and administrative functions. The Company's staff includes 9 employees with Ph.D. degrees.

EXECUTIVE OFFICERS

     The Executive Officers of the Company and their ages as of December 23, 1998 are as follows:

GERALD J. YAKATAN, PH.D . . . 56
President and Chief Executive Officer

     Dr. Yakatan has served the Company as President and Chief Executive Officer since March 1998. Prior to that, Dr. Yakatan served on a half-time basis as Vice President of Drug Development since July 1995. Dr. Yakatan also serves as Chairman of IriSys Research & Development, LLC, a company he founded in 1996 specializing in contract drug formulation development services. From 1990 until 1995, Dr. Yakatan served as President and Chief Executive Officer of San Diego based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. From 1987 until 1990, Dr. Yakatan was Executive Vice President for Research and Development, and Vice President of Pharmaceutical Development at Immunetech Pharmaceuticals, the predecessor company to Tanabe Research. From 1980 to 1987, Dr. Yakatan held various positions at Warner-Lambert Co., initially joining the Warner-Lambert/ Parke-Davis Pharmaceutical Research Division as Director, Pharmacokinetics/Drug Metabolism and later serving as Vice President of Product Development for the Pharmaceutical Research Division. From 1972 to 1980, Dr. Yakatan was on the faculty of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmacokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

GREGORY P. HANSON . . . 52
Vice President, Finance; Chief Financial Officer and Secretary

     Mr. Hanson has served as Vice President, Finance and Chief Financial Officer (CFO) and Secretary of the Company since July 1998. From September 1995 to July 1998 Mr. Hanson served as CFO of XXsys Technologies Inc., a composite materials technology company. From May 1993 to September 1995, Mr. Hanson held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems. From January 1992 to May 1993, Mr. Hanson served as CFO of Onsite Energy, a contract energy services company. From February 1990 to December 1991, Mr. Hanson was CFO for Catrel USA, a waste resource recovery company. Prior to 1989 he held management positions with Ford Motor Company and Solar Turbines Incorporated (a Caterpillar subsidiary). Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

J. DAVID HANSEN . . . 48
Vice President, Sales and Marketing

     Mr. Hansen has served as Vice President, Sales and Marketing since September 1998. From December 1989 to September 1998, Mr. Hansen held various management positions at Dura Pharmaceuticals, San Diego, California, including Senior Director, Strategic Sales Systems; National Sales Director, Director of Business Development and Director of Marketing. From April 1988 to November 1989, Mr. Hansen was Marketing Manager for Immunetech Pharmaceuticals, San Diego. From April 1981 to March 1988, he held various managerial positions in sales in Schering/Key Pharmaceuticals, Kennilworth, New Jersey. From February 1976 to March 1981 he was a territory representative for E.R. Squibb & Sons, Princeton, New York. Mr. Hansen graduated with honors from the University of Oregon, with a B.S. degree in Chemistry in June 1974.

TIMOTHY R. RUSSELL . . . 56
Vice President, Business Development and Licensing

     Mr. Russell has served as Vice President, Business Development and Licensing since September 1992. Mr. Russell also serves as President of Carlsson-Rensselaer Corporation, a licensing and development consulting company which he founded in 1990. Mr. Russell currently devotes less than 5% of his time to the Carlsson-Rensselaer Corporation. Prior to 1990, Mr. Russell held various positions in McNeil Pharmaceuticals, a subsidiary of Johnson & Johnson, including serving as a board member (1983-1990), Vice President of Corporate Relations (1986-1990), Vice President of Business Development (1983-1986) and other business development and planning functions (1975-1983). Mr. Russell has served as a director of Barton & Pittinos, an advertising agency, and Scandipharm, Inc., a pharmaceutical company. He is a member of the Licensing Executives Society, American Association for the Advancement of Science, and the Reserve Officers Association. Mr. Russell received a B.S. degree in Engineering in 1964 from Rensselaer-Polytechnic Institute and a M.B.A. in 1987 from the Wharton School of the University of Pennsylvania.

JAMES E. BERG. . . . 47
Vice President, Clinical Affairs and Regulatory Affairs

     Mr. Berg has served as Vice President, Clinical Affairs and Product Development since March 1997. From August 1992 to March 1997, Mr. Berg was Director of Clinical Affairs and Product Development. Prior to joining the Company, Mr. Berg was employed by QUIDEL Corporation from April 1984 until August 1992, where he held positions as Product Development Manager, Director of Materials; National Accounts Manager for Allergy and IgE Products and Regional Manager, Autoimmune Products. From March 1979 to April 1984, Mr. Berg was the Sales Manager, Eastern U.S. and Canada, at Krupp Bilstein Corporation of America, Inc. Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

                                  RISK FACTORS

     Development Stage Company; Explanatory Paragraph in Independent Auditors' Report for the Fiscal Year Ended September 30, 1998; History of Continuing Losses. The Company's independent auditors have included an explanatory paragraph in their report issued in connection with their audit of the Company's financial statements as of and for the fiscal year ended September 30, 1998 that refers to the Company's activities as those of a development stage enterprise. Through September 30, 1998 the Company has generated only limited revenues. Primarily as a result of expenses incurred in organizational and research and development activities, the Company has incurred net losses aggregating approximately $53.6 million from its inception through September 30, 1998. Since September 30, 1998, the Company has incurred operating losses, and anticipates that it will continue to incur substantial operating losses until such time, if ever, that the Company achieves significant revenue from its products. There can be no assurance that the Company will be able to successfully implement its marketing strategy or achieve significant revenues or profitable operations. Potential investors should be aware of the problems, delays, expense, and difficulties encountered by any company in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development and formulation, clinical testing, regulatory compliance, production and marketing, additional costs and competition. There can be no assurance that the Company's proposed products, if fully developed and if required regulatory approvals are obtained, can be successfully marketed or that the Company will ever achieve significant revenues or profitable operations.

     Non-Approval on Docosanol Cream; No Assurance of FDA Approval. On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies the Company submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. The Company has informed the FDA that it intends to respond to the letter. The Company is currently evaluating the impact of the FDA decision and possible course of action. There can be no assurance that the Company's discussions with the FDA will result in a change in decision or that the FDA will ultimately grant marketing approval. Failure to receive approval or a substantial delay in receiving approval from the FDA would have a materially adverse effect on the Company and its current business plan.

     Significant Capital Requirements; Need for Working Capital and Additional Financing. The commercialization of docosanol cream, if approved by the FDA, and any of the Company's other products will require capital reserves substantially greater than those currently on hand at the Company. In particular, any clinical trials that may be required by the FDA related to docosanol cream will require substantial additional capital. Accordingly, the Company will be required to raise additional capital or possibly collaborate with one or more large pharmaceutical companies to obtain the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market other indications of docosanol cream and develop other proposed products. There can be no assurance that the Company will be able to raise additional capital or to enter into other collaborative arrangements necessary to further develop or commercialize docosanol cream or any of the Company's other proposed products on acceptable terms. Failure to obtain required additional financing, or to enter into additional collaborative and licensing arrangements for the continued development, manufacturing and distribution of the Company's products, would materially limit the Company's ability to finance or undertake its proposed operations. In such event, if the Company were unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to commercialize docosanol cream or any other products.

     Early Stage of Research Development; Unproven Products; Possible Loss of Product Development Costs. There can be no assurance that any of the Company's research and development programs and potential products will be successfully developed, will prove to be safe and efficacious in clinical trials, prove to be more effective than formulated products based on existing or newly developed technologies, meet applicable regulatory standards, demonstrate substantial therapeutic benefits in the treatment of any disease, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. There can be no assurance that effectiveness of any of the Company's technologies in pre-clinical studies performed in vitro or in animal models will be pertinent to the development of, or indicative of the efficacy of, a product for human use. The Company's drug development programs are subject to all the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible insufficiency of funds which could result in the abandonment or substantial change in the development of a specific product. The development of medical products is a lengthy and capital intensive process. The risk of failure to complete development of the Company's proposed products is substantial. Unsuccessful clinical trial results for proposed products or the inability to successfully complete development, or a determination by the Company, for economic or other reasons, not to undertake to complete development of a particular product, could have a material adverse effect on the Company.

     Uncertainty of Sales Channel and Market Acceptance for Docosanol
Cream. Pending evaluation of the FDA Decision, the Company's current commercialization strategy is to build an integrated sales and marketing capacity to support the potential launch of docosanol cream as a prescription product, if approved by the FDA. The Company also plans to seek additional products through in-licensing and co-promotion. While marketing plans are currently on hold, the Company intends to remain prepared to engage the services of an advertising agency to produce advertising and promotional materials in the event of a possible future product launch. Should the Company continue to pursue docosanol cream and implement this launch strategy it will be substantially reliant on its own sales organization and the failure to implement an effective sales organization in a timely manner will have a material adverse effect on the Company. There can be no assurance that the Company will be able to hire and train sales staff in a timely fashion, as competition for competent sales staff is intense. Neither can there be any assurance that the Company will be able develop effective advertising or increase awareness of the disease or that patients will seek medical treatment or select the Company's product. Due to the uncertain nature of the market's acceptance of docosanol cream as a topical treatment for oral-facial herpes, there is no assurance that the Company will attain a level of sales sufficient to sustain Company operations.

     Uncertainty of Ability to Acquire In-licensed Technologies. The Company's ability to acquire and/or in-license new products and technologies to further develop, market and/or sublicense to others, is central to the Company attaining its objective to become a licensing and development company with products at various stages of the drug development pipeline. Competition for such in-licensed products is intense and there is no assurance that the Company can locate suitable products to fit the Company's strengths or that the Company will be able to obtain them on acceptable terms.

     Uncertainty of Ability to Meet Listing Requirements; Possible Delisting by the Nasdaq National Market. The Company's Class A Common Stock trades on the Nasdaq National Market System. Under the rules of Nasdaq, the minimum bid price of an issuer's trading security must trade above $1.00 and the issuer must maintain net tangible assets of $4 million, to be in compliance with the maintenance standards and to remain listed on the Nasdaq National Market. In the event the minimum bid price falls below $1.00 for thirty (30) consecutive business days an issuer will be notified by Nasdaq that it has ninety (90) calendar days from the date of such notification to achieve compliance with the applicable continued inclusion standard. Compliance can be achieved by meeting the inclusion standard, in this case having a minimum bid price over $1.00 for a minimum of ten (10) consecutive business days during the 90-day compliance period. On December 23, 1998, the Company's Class A Common Stock fell below $1.00. There can be no an assurance that the Company's Class A Common Stock will trade at a price that enables the Company to comply with Nasdaq National Market maintenance standards. Delisting from the Nasdaq National Market System could have a material adverse effect on the Company's ability to raise additional capital on favorable terms, if at all, as well as on stockholder liquidity.

     Government Regulation. The development, production, testing, manufacturing and marketing of pharmaceutical products is subject to significant regulation by governmental authorities in the U.S., including the FDA, and other countries. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. There can be no assurance that regulatory approval will be obtained for any of the Company's proposed products. A significant portion of the proceeds of the Company's financings are being used for research and development and clinical trials necessary for seeking such approvals for the Company's products. There is no assurance that the Company will be able to enter into additional collaborative arrangements with pharmaceutical companies to provide the financing necessary to complete the required testing and regulatory review processes necessary for the Company's products. Further, the expenditures by the Company will be made without any assurance that approvals will be obtained and before it can be ascertained whether the Company's products can be commercialized. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing such products and could have a material adverse effect on the Company. The Company is unable to predict the extent of adverse governmental regulation which might arise from future U.S. or foreign legislative or administrative action.

     Moreover, the Company cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system. Possible future changes could affect the time frame required for regulatory review and the sale prices of the Company's products, if approved for sale.

     Technological Change and Competition. The pharmaceutical industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical and bio-engineering companies may be intense. There can be no assurance that developments by the Company's competitors or potential competitors will not render the Company's proposed products obsolete. Most of such competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than the Company. If the Company's first proposed product, docosanol cream, is successfully launched, it will compete with several prescription products for oral-facial herpes known to the Company currently on the market in the U.S. and other over-the-counter preparations, as well as other products or potential products which are or may be under development or undergoing the FDA regulatory approval process. See "Competition".

     Dependence Upon Key Personnel. The Company is dependent on its executive management and scientific staff. Reduction in the amount of time key personnel devote to the Company or the loss of any key person could have a material adverse effect upon the Company's business. In addition, in order to carry out its business plan, the Company will be required to retain additional qualified scientific, technical and administrative personnel. There can be no assurance the Company will be able to attract or maintain such additional personnel.

     Patents and Proprietary Rights. The Company owns six U.S. and three European patents and has additional foreign patent applications pending relating to the topical and systemic uses of docosanol and has been granted rights under certain U.S. and foreign patents and patent applications relating to docosanol held by a third party. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of the Company's patents could be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technologies or design around the patented aspects of the Company's technologies. There is no assurance that the Company's proposed technologies will not infringe on patents or other rights owned by others, or licenses to which may not be available to the Company.

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

     Dependence Upon a Limited Number of Proposed Products. The Company's principal efforts to date have been devoted to the development of docosanol cream for the treatment of oral-facial herpes, and it is the product which the Company believes is most likely to be first available for commercial distribution. However, even with approval by the FDA, the Company does not expect docosanol cream to be available for commercial sale or use in the U.S. before the end of the first calendar quarter of 1999 and likely could take years before being available in many foreign countries or not available at all in certain foreign countries. The Company anticipates that it will be several years until any of its other current products are available for commercial sale in any significant amount, if at all. The failure of these products to achieve commercial viability would have a material adverse effect upon the business and financial condition of the Company.

     Dependence Upon Third-Party Arrangements. The Company does not have and does not expect to have in the foreseeable future the resources to manufacture or directly market on a large commercial scale docosanol cream or any other products which it may develop. To successfully commercialize docosanol cream or any other products, it will be necessary for the Company to enter into collaborative arrangements with pharmaceutical or biotechnology companies to assist in funding various aspects of commercialization costs, which may include costs of development, clinical testing necessary to obtain regulatory approvals, and costs of manufacturing and marketing. The Company believes that such arrangements will be more effective in many, but not all, instances in promoting and distributing its products in view of the Company's limited resources and the extensive marketing networks and large promotional and advertising budgets of established pharmaceutical companies. The Company has entered into several licensing agreements to cover the clinical development, manufacturing and marketing of docosanol cream in both the U.S. and in foreign markets. There can be no assurance, however, that the Company will be able to finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms or at all. The Company may ultimately determine to establish its own manufacturing and/or marketing capability, at least for certain products, in which case it will require substantial additional funds and personnel.

     Risks Related to Foreign Sales. The Company is subject to various risks inherent in foreign trade in connection with the continued development of docosanol cream by foreign licensees, and the manufacture, marketing and distribution of docosanol cream overseas by foreign licensees, if ever. Such risks could include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, customs duties and export quotas and other trade restrictions, all of which could have a significant impact on the Company's ability to deliver its products.

     Possible Volatility of Stock Price. Recent history relating to the market prices of the shares of biotechnology companies in general, and the historical fluctuations in the market price of the Company's Class A Common Stock, indicates the market price of the Company's Class A Common Stock may be highly volatile. Factors such as fluctuations in the Company's operating results, developments relating to the progress of clinical trials for the Company's products and the Company's relationships with present and potential licensees and distributors, announcements of technological innovations or new products by the Company or its competitors, and changes in market conditions and in the economy generally, may have a significant impact in the market price of the Company's Class A Common Stock. Further, the market prices for securities of many biotechnology companies have experienced wide fluctuations which were not necessarily related to the operating performance of such companies.

     Control by Insiders. As of December 23, 1998, the officers and directors of the Company own approximately 3.8% of the outstanding capital stock of the Company and possess approximately 3.8% of the voting power. At that date, the officers and directors of the Company also held options and warrants to purchase an additional 3,669,190 shares of Class A Common Stock and 391,000 shares of Class B Common Stock. Assuming exercise of these options and warrants, the officers and directors of the Company would be able, as a practical matter, to influence considerably the election of directors and thereby select management and direct the policies of the Company.

     Product Liability; Limited Insurance Coverage. The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others. Claims may be asserted against the Company by end users of any of the Company's proposed products which may be developed. The Company has maintained product liability insurance coverage for its clinical trials in the amount of $2,000,000 per incident, and in aggregate. There is no assurance that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of the Company.

     Future Sales of Common Stock. All of the Company's shares of Class B Common Stock currently outstanding are "restricted securities" as the term is defined in Rule 144 (the "Rule") promulgated under the Securities Act of 1933, as amended (the "Act") and under certain circumstances may be sold without registration pursuant to such Rule. The outstanding shares of Class B Common Stock, which will convert into Class A Common Stock upon certain sales or transfers, are eligible for sale under Rule 144. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Class A Common Stock although any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources".

     Effect of Outstanding Convertible Stock, Options, and Warrants: As of December 23, 1998, there were outstanding stock options to purchase an aggregate of 5,832,948 shares of Class A Common Stock, which have exercise prices ranging between $0.9375 to $6.4375 per share, and 419,000 shares of Class B Common Stock, which have exercise prices ranging between $0.0125 to $0.50 per share. In addition, the Company had outstanding 49,000 shares of Class B Common Stock at that date, each share of which is convertible into one share of Class A Common Stock. In addition, the Company had outstanding at December 23, 1998, Class D Warrants with an exercise price of $1.50 per share, which, if exercised, would result in the issuance of 1,387,689 shares of Class A Common Stock, Class G Stock Purchase Warrants with an exercise price of $2.97 per share, which, if exercised, would result in the issuance of 2,030,455 shares of Class A Common Stock and Class H Stock Purchase Warrants with an exercise price of $2.40 per share, which, if exercised, would result in the issuance of 100,000 shares of Class A Common Stock.

     To the extent that these outstanding securities are exercised or converted, dilution of the percentage of ownership of the Company's shareholders will occur. Sales in the public market of the Class A Common Stock, underlying options and warrants may adversely affect prevailing market prices for the Class A Common Stock. This, in turn, might adversely affect the terms upon which the Company will be able to obtain additional equity capital.

     Dividends Unlikely. The Company does not intend to declare or pay cash dividends in the foreseeable future. Earnings, if and when achieved, are expected to be retained to finance its business.

ITEM 2. PROPERTIES

     The Company currently subleases approximately 12,000 square feet of laboratory and office space at 9393 Towne Centre Drive in San Diego, California for a base annual rent of approximately $270,000.

ITEM 3. LEGAL PROCEEDINGS

     On April 30, 1998, Dr. David Katz filed a Complaint for Declaratory Relief (the "Katz Complaint") against the Company seeking to overturn certain actions of the Company. Dr. Katz seeks a declaration of the court that the action of the Board of Directors to terminate his employment as president is null and void. His Complaint also seeks a declaration that the election of Gerald Yakatan, Ph.D. as a director and as the president is void; that the Company's Proxy Settlement Agreement with HealthMed, Inc. ("HealthMed") likewise is void; that unspecified Board actions be set aside. The Katz Complaint further seeks an injunction to preserve his stock options and a declaration that Class B Common Stock (returned to Dr. Katz incident to a rescission of his personal transactions with HealthMed) is restored to Class B Voting Rights. See Note 2 to the financial statements. Additionally, the Katz Complaint seeks a determination that the termination of his employment was not "for cause," which would entitle him to certain severance benefits. Finally, Dr. Katz seeks an accounting for personal funds he allegedly advanced to the Company, and he asks for an award of unspecified money damages for emotional distress and defamation.

     On October 30, 1998, the Company filed a cross-complaint against Dr. Katz seeking recovery of compensatory and punitive damages for his breach of fiduciary duties as a director and officer of the Company. Acting pursuant to Dr. Katz' agreements with the Company, the cross-complaint also asks that the Court order Dr. and Mrs. Katz to assign any interest they may possess in a pending patent application pertaining to the Company's proprietary IgE down-regulation technology. A case management conference has been scheduled for January 15, 1999, and discovery by both parties has begun.

     On December 21, 1998, Dr. Katz amended his complaint and added a claim for specific performance of an alleged option right to acquire certain shares of Class B Common Stock. In this amended pleading, Dr. Katz's wife, Lee R. Katz was added as a plaintiff. Mrs. Katz formerly, was employed by the Company, and she alleges the Company breached her grant of options to acquire Class B Common Stock. She also has joined with Dr. Katz in seeking declaration of the court that they have rights to certain IgE technology, and those rights are superior to the rights of the Company. Dr. Katz also alleges that the Company breached an agreement to reimburse him for certain personal attorney fees.

     Neither the Company nor its counsel is able to express an opinion on the likely outcome of the lawsuits with Dr. Katz, but the Company intends to defend the claims from, and pursue it claims against, Dr. Katz' vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 1998, the Company held a Special Meeting of Shareholders to amend Article 1 of the Company's Articles of Incorporation to change the Company's name from LIDAK Pharmaceuticals to AVANIR Pharmaceuticals. There were cast 35,394,726 votes in favor of the proposal, 2,188,745 votes against the proposal, 187,923 votes abstained and 2,287,623 non-votes.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On November 30, 1998, the Company's shares of Class A Common Stock began trading on the NASDAQ National Market System under the symbol AVNR. Prior to November 30, 1998, the Company's shares traded under the symbol LDAKA. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                                 CLASS A
                                                               COMMON STOCK
                                                              --------------
                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1997
First Quarter...............................................  $1.94    $1.37
Second Quarter..............................................  $3.13    $1.75
Third Quarter...............................................  $2.31    $1.75
Fourth Quarter..............................................  $3.03    $1.94

FISCAL 1998
First Quarter...............................................  $2.94    $1.66
Second Quarter..............................................  $2.19    $1.56
Third Quarter...............................................  $1.81    $1.16
Fourth Quarter..............................................  $1.47    $0.87

     On December 23, 1998, the closing bid and ask prices of Class A Common Stock were $0.72 and $0.75, respectively.

     As of December 23, 1998, there were 970 holders of record and in excess of 16,000 beneficial owners of the Company's Class A Common Stock. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below at September 30, 1997 and 1998, for the years ended September 30, 1996, 1997, and 1998 and the period from August 31, 1988 (inception) through September 30, 1998 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein and should be read in conjunction with those financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data presented below at September 30, 1994, 1995 and 1996, and for the years ended September 30, 1994 and 1995, are derived from audited financial statements not included herein.

                                                                                                        FROM
                                               YEARS ENDED SEPTEMBER 30,                          AUGUST 31, 1988
                         ---------------------------------------------------------------------     (INCEPTION) TO
                            1994           1995          1996           1997          1998       SEPTEMBER 30, 1998
                         -----------   ------------   -----------   ------------   -----------   ------------------
STATEMENT OF OPERATIONS
  DATA
  Revenues.............  $ 1,016,719   $    884,589   $ 4,158,038   $  1,547,554   $   590,728      $10,139,298
  Net loss.............   (4,813,341)   (10,173,001)   (6,130,241)   (11,109,242)   (8,210,548)     (53,615,988)
  Net loss per share
    (1)................  $     (0.19)  $      (0.35)  $     (0.19)  $      (0.30)  $     (0.21)
  Weighted average
    number of common
    shares outstanding
    (1)................   25,166,958     29,338,418    32,072,944     36,779,774    39,519,609

BALANCE SHEET DATA:
  Cash, cash
    equivalents and
    Short-term
    investments........  $17,402,896   $ 10,035,727   $20,374,010   $ 14,428,834     6,508,341
  Working capital......   16,837,299      8,567,966    13,759,577     11,336,627     4,819,830
  Total assets.........   18,244,299     10,954,043    22,846,879     15,727,495     7,653,800
  Convertible notes
    payable............                                 5,721,087      2,415,461     1,000,000
  Total liabilities....      847,904      1,705,443     7,778,760      3,433,569     2,064,485
  Stockholders'
    equity.............   17,396,395      9,248,600    15,068,119     12,293,926     5,589,315

---------------
(1) The Escrow Shares outstanding in the fiscal year ended 1994 are excluded from the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth above under the captions
"Business -- Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

OVERVIEW

     The Company is a development stage company. Since inception in August 1988, the Company was organized to discover, develop and market novel therapeutic products to treat human diseases, and has operated in one business segment -- pharmaceutical product development. The Company has moved closest to the commercialization endpoint with n-docosanol 10% cream (docosanol cream) as a topical treatment for oral-facial herpes (cold sores or fever blisters). Docosanol cream is a therapeutic compound, developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable" ("FDA Decision"). The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies the Company submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. The Company has informed the FDA that it intends to respond to the letter. The Company is currently evaluating the impact of the FDA Decision. Failure to receive or substantial delay in receiving approval from the FDA would have a materially adverse effect on the Company and its current business plan.

     In addition to development of docosanol cream, the Company is engaged in earlier stages of research and/or development of several other potential therapeutic products. These include potential new drugs for the treatment of allergies, asthma, and inflammatory diseases. The Company has not generated any significant product revenues and has been unprofitable since inception in August 1988. For the period from inception to September 30, 1998, the Company incurred a cumulative net loss of $53.6 million. Although the Company is currently preparing for the launch of its first product, the Company's sales & marketing, research and product development, and general and administrative expenses will continue to be substantial and the Company expects to continue to incur operating losses during the next several years.

     The Company's business is subject to significant risks including, but not limited to, (i) uncertainties associated with regulatory approval and ultimate market acceptance of docosanol cream, if approved, (ii) liquidity risks, (iii) risks associated with the potential establishment of a sales organization, uncertainties associated with research and development efforts, with the Company's ability to obtain and enforce patents important to the Company's business, with lengthy and expensive regulatory approval processes, with competition from pharmaceutical and biotechnology companies, with increasing pressure on pharmaceutical pricing from payors, patients, and government agencies and with limitations on the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective or toxic during clinical trials, failure to receive the necessary regulatory approvals, difficult to manufacture on a large scale, be uneconomical to market, or be precluded from commercialization by proprietary rights of third parties, or that the Company may not have sufficient financial resources. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

     COMPARISON OF FISCAL 1998 AND 1997

  Net Losses -- 1998 vs. 1997

     During the fiscal year ended September 30, 1998, ("fiscal 1998") the Company incurred a net loss of $8.2 million compared to a net loss of $11.1 million in the fiscal year ended September 30, 1997 ("fiscal 1997"). Factors contributing to the lower loss in fiscal 1998 compared with fiscal 1997 are discussed below.

  Revenues -- 1998 vs. 1997

     Revenues totaled $591,000 for fiscal 1998 compared to $1.5 million for fiscal 1997. Revenues for fiscal 1998 consisted of interest and other income.

     The decrease in revenues during fiscal 1998 compared to fiscal 1997 was attributable to license fees and federal research grant revenue earned in the 1997 period, and lower interest income as a result of a lower average cash balance during the 1998 period.

  Expenses -- 1998 vs. 1997

     Research and development expenses ("R&D") decreased by $4.4 million to $3.2 million during fiscal 1998 as compared to fiscal 1997. The decrease in R&D expenses during fiscal 1998 was primarily attributable to the completion of U.S. Phase 3 clinical trials in the 1997 period totaling $7.6 million. The Company's research and development expense during fiscal 1998 consisted of costs of preparation and filing the Company's NDA for docosanol cream in the first fiscal quarter of 1998 and costs related to the Company's other research and development activities. See "Business -- Research and Development."

     General and administrative expenses increased by $1.0 million to $4.0 million during fiscal 1998 from $3.0 million during fiscal 1997. The increase in expenses during fiscal 1998 is due primarily to higher legal expenses related to the following: (i) evaluation of January 1998 financing proposal presented by HealthMed, (ii) settlement with Medical Biology Institute as discussed below, and (iii) matters of litigation and potential litigation between the Company and Dr. David H. Katz, the Company's former president and chief executive officer (see "Business -- Legal Proceedings" and Note 6 to the Financial Statements). Also contributing to the increased expenses during fiscal 1998 were increased costs of legal and other expenses incurred in connection with the preparation and distribution of the proxy information to the Company's shareholders related to the Annual Meetings held in June 1998, increased investor relations activities due to engaging outside public and investor relations firms and increased fees and travel for the Company's board of directors due to an expanded board of directors and a higher number of meetings held during the fiscal year.

     Partially offsetting the overall increased general and administrative expenses for fiscal 1998 were lower expenses associated with license fees that were paid in fiscal 1997 due to the Company reacquiring the marketing rights to docosanol cream from Bristol-Myers Squibb Company. See "Comparison of 1997 and 1996".

     Sales and marketing expenses incurred in the amount of $671,000 are due primarily to the Company's preparation of its product launch of docosanol cream anticipated to be in early 1999.

     Litigation settlement costs totaling $784,000 relate primarily to costs of the settlement agreement with Medical Biology Institute. See
"Business -- Settlement Agreement with MBI" and Note 5 to the Financial Statements.

     Interest Expense decreased by $2.0 million to $95,000 during fiscal 1998. This decrease was due to lower interest expense associated with the decrease in convertible debt outstanding in the period.

     COMPARISON OF FISCAL 1997 AND 1996

  Net Losses -- 1997 vs. 1996

     During fiscal 1997 the Company incurred a net loss of $11.1 million compared to a net loss of $6.1 million in the fiscal year ended September 30, 1996 ("fiscal 1996").

  Revenues -- 1997 vs. 1996

     Revenues totaled $1.5 million for fiscal 1997 compared to $4.2 million for fiscal 1996. Revenues for fiscal 1997 consisted of license fee/contract research income of $525,000, interest and other income of $881,000 and federal research grant income of $142,000.

     The decrease in revenues during fiscal 1997 was attributable to higher license fees earned in the 1996 period in connection with certain license agreements and lower interest income as a result of a lower average cash balance during the 1997 period. Partially offsetting the overall decrease in revenues in the 1997 period were increased revenues from federal research grants.

  Expenses -- 1997 vs. 1996

     Research and development expenses increased by $3.1 million to $7.6 million during fiscal 1997 as compared to fiscal 1996. The increase in expenses during fiscal 1997 was primarily attributable to the U.S. Phase 3 clinical trials of docosanol cream which took place during fiscal 1997. See "Business -- Research and Development -- Docosanol Cream". During fiscal 1997, the Company's clinical trial expense for docosanol cream increased by $2.5 million compared to fiscal 1996. Also contributing to the overall increased research and development expenses during fiscal 1997 were increased costs related to the Company's other research and development activities, partially offset by decreased costs related to Large Multivalent Immunogen ("LMI").

     General and administrative expenses increased to $3.0 million during fiscal 1997 from $2.7 million during fiscal 1996. The increase in expenses was attributable primarily to non-recurring expenses incurred in the 1997 period related to reacquiring from Bristol-Myers Squibb Company the rights to market docosanol cream in all territories except the U.S., Canada and Mexico. Also contributing to the increased expenses in the 1997 period were higher costs of rent due to the expansion of administrative office space during the year. Further contributing to the increased expenses in the 1997 period were increased non-cash expenses in connection with the recording of compensation expense related to the issuance of stock options to non-employees and increased non-cash expenses related to depreciation of the Company's fixed assets.

     Partially offsetting the increased general and administrative expenses in the 1997 period were lower costs of legal fees, lower costs of investor relations activities, lower salaries and wage expense, and a decrease in non-recurring taxes paid in the 1996 period associated with license fees earned in that period. Also, partially offsetting the overall increased expenses in the 1997 period were lower non-cash expenses in the amount of $151,000 from the amortization of deferred debt issue costs.

     During fiscal 1997, interest expense decreased to $2.1 million from $3.0 million during fiscal 1996. The decrease in interest expense during the 1997 period was due primarily to lower non-cash expenses associated with the amortization of the discount on the convertible notes and lower interest expense due to a lower convertible notes payable balance in the 1997 period. Of the $2.1 million in interest expense, $1.4 million represented non-cash interest expense associated primarily with the Convertible Note issued February 26, 1997. See "Liquidity and Capital Resources" and Note 3 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the sale of equity and debt securities and stockholder loans. Net cash provided from financing activities through September 30, 1998 was $51.2 million.

     At September 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $6.5 million and working capital of $4.8 million, as compared to $14.4 million and $11.3 million, respectively, at September 30, 1997. The decreases in cash, cash equivalents, short-term investments and working capital during fiscal 1998 are primarily due to net cash used to fund operating activities as discussed in "Results of Operations". During fiscal 1998, the Company received $43,000 from the exercise of certain stock options and warrants. Cash utilized by the Company to fund operating activities for fiscal 1998 and from August 31, 1988 (inception) to September 30, 1998, was $7.8 million and $43.9 million, respectively, as a result of net losses incurred during these periods. In addition, $156,000 and $749,000 of cash was utilized for capital expenditures during fiscal 1998 and from August 31, 1988 (inception) to September 30, 1998, respectively.

     On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable". The Company is currently evaluating the impact of the FDA decision. There can be no assurance that the Company's discussions with the FDA will result in a change in decision. Furthermore, there can be no assurance that the Company will be able to finance the additional clinical trials that may be required by the FDA with respect to docosanol cream, or that the FDA will ultimately grant marketing approval.

     Whether or not the Company, receives marketing approval of docosanol cream from the FDA, the Company's anticipates that its cash requirements will be substantial for the fiscal year ended September 30, 1999 ("fiscal 1999"). On December 23, 1998, the Company's Class A Common Stock closed at $0.72 per share. The Company will need to raise significant capital if it is to pursue its intended business plan, which, assuming share prices remain at the December 23, 1998 price, would result in significant dilution to shareholders. No assurance can be made that the necessary capital can be raised.

     On February 26, 1997, the Company issued a Convertible Note Payable in the amount of $6.0 million as part of a private placement to an institutional investor, (the "1997 Note"). Between October 1, 1998 and October 30, 1998, the Company issued 1,091,213 shares of Class A Common Stock and 545,607 Class G Stock Purchase Warrants from the conversion of the $1.0 Million remaining principal balance of the 1997 Note at September 30, 1998. The Company has no further obligations under the 1997 Note. See Note 3 to the financial statements.

     At December 23, 1998 the Company had exercisable warrants and options outstanding which, if fully exercised, would result in the aggregate issuance of approximately 9.8 million shares of the Company's Class A Common Stock and would result in approximate gross proceeds to the Company of $23.3 million. Included in such warrants and options are Class D Warrants, exercisable on or before June 30, 1999 into approximately 1.4 million shares of the Company's Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, at a price of $.05 per warrant, upon 30 days notice if the average closing bid price of the Company's Class A Common Stock for the 30 days prior to the notice exceeds $3.45 per share. In the event the Company does call the Class D Warrants for redemption, there can be no assurance regarding the number of warrants which would be exercised or the amount of proceeds which the Company would receive. Also included in such warrants and options are Class G Stock Purchase Warrants exercisable into approximately 2.0 million shares of the Company's Class A Common Stock at an exercise price of $2.97 per share. Such warrants expire on various dates through 2003 and are not redeemable by the Company. The remaining exercisable options and warrants are not redeemable by the Company and can be exercised by the holders at various times through 2008. The average exercise price of the remaining exercisable options and warrants is approximately $2.38 per share which is higher than the market price of the Company's Class A Common Stock on December 23, 1998. There can be no assurance that voluntary option and warrant exercises will continue to occur in the future.

     The Company had available cash, cash equivalents and short term investments of approximately $5.4 million at November 30, 1998. The Company is evaluating alternatives for financing operating activities through the sale of the Company's Class A Common Stock or instruments convertible into Class A Common Stock. There can be no assurance that the Company can come to favorable terms, enter into final agreements with the investors, or that the conditions of obtaining the financing will be satisfied. The Company expects to continue to incur substantial operating losses and negative cash flow from operations for the foreseeable future. The Company's available funds will not be sufficient to permit the Company to develop docosanol cream including potentially conducting an additional clinical trial as may be required by the FDA, to implement its marketing plan for docosanol cream, if ultimately approved, or to successfully complete development or commercialize any of its other proposed products or to in-license technologies for further development. Accordingly, the Company needs to raise funds to provide the Company the necessary funding to develop docosanol cream, to market docosanol cream assuming the Company receives approval by the FDA, and to continue other research and development efforts. The Company may also have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize its other products. There can be no assurance that the Company can successfully obtain such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms. Failure to raise additional capital, or enter into such arrangements in a timely manner would materially and adversely effect the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending September 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Interim reporting of this standard is not required. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and other Postretirement Benefits". SFAS No. 132 revises employer's disclosure and pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The new standard becomes effective for the Company for the year ending September 30, 1999. The Company has determined that the adoption of SFAS No. 132 will not have a material effect on the financial statements or disclosures of the Company.

IMPACT OF THE YEAR 2000 ISSUE

  Background

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result such systems will recognize the Year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

  AVANIR's Year 2000 Program

     The Company is aware of issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Company has implemented a Year 2000 program ("Y2K Program") for its internal systems which is in four phases: 1) implementation, 2) assessment (including prioritization and pre-testing); 3) remediation (including modification, upgrading and replacement); and 4) testing. The Company is also reviewing the Year 2000 readiness of third parties essential to the Company's operations. In addition, the Company is revising existing business interruption contingency plans to address issues relating to the Year 2000 problem. As discussed below, the Company is currently in its assessment phase and will complete remediation and testing upon completion of its assessment of the Year 2000 risks. The Company anticipates it will have completed all four phases of its Y2K Program by June 30, 1999. The Company's management receives regular updates on the status of the Company's Y2K Program.

  Internal Business Systems

     The Company is currently in the assessment phase of the Y2K Program. Based on its preliminary review of the status of the assessment of its internal computer, software and applications (approximately 75% complete), the Company does not believe that it has material exposure with respect to the Year 2000 issue concerning its computer software, applications and equipment.

  Interfaces with Third Parties

     The Company is in the process of assessing and initiating formal communications with its current partners and other third parties essential to the future marketing, distribution and manufacturing of docosanol cream. See "Business -- Licensing, Marketing and Sales -- Docosanol Cream" and "Manufacturing, Warehousing and Distribution-Docosanol Cream". Also, the Company is communicating with other third parties with whom it has material relationships to assess their risks with respect to Year 2000 issues. The Company intends to 1) determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems; and 2) resolve such problems to the extent practicable. The Company is not aware, at this time, of any material Year 2000 issues with respect to dealings with third parties, however, the assessment of the risks of such third parties is in the early stage of review.

  Estimated Year 2000 Costs

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems and equipment will not be material due to its preliminary review of the systems. The internal software packages crucial to the daily operations of the Company are Year 2000 compliant. The Company has budgeted funds for the upcoming fiscal year to devote to its Y2K Program.

  Contingency Plans

     In the event that Year 2000 issues were to disrupt the Company and its operations, such disruption may have a material impact on the Company and its results of operations. Since no significant issues have arisen based on the Company's preliminary assessments, the Company does not have a contingency plan to address any material Year 2000 issues. Such contingency plan, if required, will be developed immediately upon completion of the Company's assessment. The Company will continue to assess the Year 2000 compliance issue on an on-going basis, including monitoring and testing any new vendors products and conducting surveys within the Company and with third parties to ensure Year 2000 issues are resolved in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures are related to its cash and cash equivalents. The Company invests its excess cash in highly liquid short-term investments with maturities of less than one-year, which the Company does not feel is a significant market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-1 through F-22

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Balance Sheets at September 30, 1997 and 1998...............   F-3
Statements of Operations for the years ended September 30,
  1996, 1997 and 1998, and the period August 31, 1988
  (inception) to September 30, 1998.........................   F-4
Statements of Stockholders' Equity (Deficit) for the period
  August 31, 1988 (inception) to September 30, 1998.........   F-5
Statements of Cash Flows for the years ended September 30,
  1996, 1997 and 1998, and the period August 31, 1988
  (inception) to September 30, 1998.........................  F-12
Notes to Financial Statements...............................  F-13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on February 19, 1999 (the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedule

     (i) Index to financial statements appears on page F-1.

(b) Current Reports on Form 8-K

     Report on Form 8-K filed on October 30, 1998 reporting the Company's Board of Directors adopted the Sixth Amendment to the Company's Amended and Restated By-Laws.

     Report on Form 8-K filed on December 7, 1998 reporting that the Company's name changed from LIDAK Pharmaceuticals to AVANIR Pharmaceuticals and that the Company's securities began trading under the symbol, AVNR, replacing the old symbol, LDAKA, on the Nasdaq National Market System.

     Report on Form 8-K filed on December 23, 1998 reporting that the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies the Company submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. The Company has informed the FDA that it intends to respond to the letter. The Company is currently evaluating the impact of the FDA decision.

(c) Exhibits

     1.1   --   Underwriting Agreement(1)
     3.1   --   Restated Articles of Incorporation of the Registrant(6)
     3.2   --   Bylaws of the Registrant(4)
     3.3   --   First and Second Amendment to Bylaws(6)
     3.4   --   Fourth Amendment to By-Laws(11)
     3.5        Sixth Amendment to By-Laws(13)
     4.1   --   Forms of Class A and Class B Common Stock Certificates(3)
     4.2   --   Class D Warrant Agreement (including form of Class D Warrant
                Certificate)(4)
     4.3   --   Warrant Agreement (including form of Class E Warrant
                Certificate)(4)
     4.7   --   Form of Unit Purchase Option issued to D.H. Blair & Co.,
                Inc. and its designees regarding Series B Preferred Stock
                and Class D Warrants(4)
     4.8   --   Registration Rights Agreement(4)
     4.9   --   Convertible Note issued to GFL Advantage Fund Limited(8)
     4.10       Convertible Note issued to Capital Ventures International(9)
     4.11  --   Convertible Note, dated February 26, 1997, issued to RGC
                International Investors LDC(10)
     4.12  --   Form of Class G Stock Purchase Warrant(10)
    10.1   --   1989 Stock Option Plan(3)
    10.2   --   License Agreement with Medical Biology Institute(3)
    10.3   --   Amendment to License Agreement with Medical Biology
                Institute dated July 1993(5)
    10.4   --   Employment Agreement with David H. Katz, as amended(3)
    10.5   --   Amendment to Employment Agreement with David H. Katz dated
                April 1993(5)
    10.6   --   Sublease Agreement with Medical Biology Institute(3)
    10.7   --   First, Second and Third Amendments to Sublease Agreement
                with Medical Biology Institute(4)
    10.8   --   Fourth and Fifth Amendments to the Sublease Agreement with
                Medical Biology Institute(7)
    10.9   --   Licensing Agreement with Yamanouchi Europe b.v.(2)
    10.10  --   1994 Stock Option Plan(7)
    10.11  --   Supplemental Agreement with Yamanouchi Europe b.v.(7)
    10.12  --   Licensing Agreement with Grelan Pharmaceutical Company
                Limited(7)
    10.13  --   Sixth Amendment to the Sublease Agreement with Medical
                Biology Institute(8)
    10.14  --   Subscription Agreement(8)
    10.15  --   Note Purchase Agreement issued to GFL Advantage Fund
                Limited(8)
    10.16  --   Registration Rights Agreement issued to GFL Advantage Fund
                Limited(8)
    10.17       License and Development Agreement with Bristol-Myers Squibb
                Company(9)
    10.18       Registration Rights Agreement issued to Capital Ventures
                International(9)
    10.19       Note Purchase Agreement issued to Capital Ventures
                International(9)
    10.20  --   Note Purchase Agreement, dated February 26, 1997, issued to
                RGC International Investors, LDC(10)
    10.21  --   Registration Rights Agreement, dated February 26, 1997,
                issued to RGC International Investors, LDC(10)

    10.22  --   Seventh Amendment to the Sublease Agreement with Medical
                Biology Institute(9)
    10.23  --   Employment Agreement with Gerald J. Yakatan(12)
    10.24  --   Form of Retention Agreement with certain Executive Officers of the Company(12)
    10.25  --   Form of Indemnification Agreement with certain Directors and
                Executive Officers of the Company(12)
    23.1   --   Independent Auditors' Consent
    27.1   --   Financial Data Schedule

---------------
 (1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-37166, declared effective by the Securities and Exchange Commission on November 9, 1990.

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

 (7) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

 (8) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed December 15, 1995.

 (9) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.

(10) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K filed March 10, 1997

(11) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K filed on March 18, 1998

(12) Incorporated by reference to the similarly described exhibit included with the Registrants Form 10-Q for the quarter ended June 30, 1998

(13) Incorporated by reference to the similarly described exhibit included with the Registrants Form 8-K filed on October 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1998
                                          AVANIR PHARMACEUTICALS

                                          By: /s/ GERALD J. YAKATAN, PH.D.
                                            ------------------------------------
                                            Gerald J. Yakatan, Ph.D.
                                            President and Chief Executive
                                              Officer

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

            /s/ GERALD J. YAKATAN, PH.D.                   President and Chief       December 29, 1998
-----------------------------------------------------  Executive Officer (Principal
              Gerald J. Yakatan, Ph.D.                      Executive Officer)

                /s/ GREGORY P. HANSON                  Vice President, Finance and   December 29, 1998
-----------------------------------------------------    Chief Financial Officer
                  Gregory P. Hanson                      (Principal Financial and
                                                           Accounting Officer)

                /s/ GEORGE P. RUTLAND                     Chairman of the Board      December 29, 1998
-----------------------------------------------------
                  George P. Rutland

             /s/ DENNIS J. CARLO, PH.D.                          Director            December 29, 1998
-----------------------------------------------------
               Dennis J. Carlo, Ph.D.

                /s/ MICHAEL W. GEORGE                            Director            December 29, 1998
-----------------------------------------------------
                  Michael W. George

             /s/ EDWARD L. HENNESSY, JR.                         Director            December 29, 1998
-----------------------------------------------------
               Edward L. Hennessy, Jr.

               /s/ DAVID H. KATZ, M.D.                           Director            December 29, 1998
-----------------------------------------------------
                 David H. Katz, M.D.

                /s/ KENNETH E. OLSON                             Director            December 29, 1998
-----------------------------------------------------
                  Kenneth E. Olson

                /s/ STUART A. SAMUELS                            Director            December 29, 1998
-----------------------------------------------------
                  Stuart A. Samuels

                 /s/ JOSEPH E. SMITH                             Director            December 29, 1998
-----------------------------------------------------
                   Joseph E. Smith

                             AVANIR PHARMACEUTICALS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   F-2
FINANCIAL STATEMENTS
Balance Sheets at September 30, 1997 and 1998...............   F-3
Statements of Operations for the years ended September 30,
  1996, 1997 and 1998, and the period August 31, 1988
  (inception) to September 30, 1998.........................   F-4
Statements of Stockholders' Equity (Deficit) for the period
  August 31, 1988 (inception) to September 30, 1998.........   F-5
Statements of Cash Flows for the years ended September 30,
  1996, 1997 and 1998, and the period August 31, 1988
  (inception) to September 30, 1998.........................  F-12
Notes to Financial Statements...............................  F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AVANIR Pharmaceuticals:

     We have audited the accompanying balance sheets of AVANIR Pharmaceuticals, formerly LIDAK Pharmaceuticals, (a development stage enterprise) (the "Company") as of September 30, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998 and for the period August 31, 1988 (inception) to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of AVANIR Pharmaceuticals at September 30, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 and the period August 31, 1988 (inception) to September 30, 1998 in conformity with generally accepted accounting principles.

     The Company is in the development stage as of September 30, 1998. As discussed in Note 1 to the financial statements, the Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will need to raise additional outside capital to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 6 to the financial statements, the Company is a defendant in certain lawsuits. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provisions for any loss that may result from the resolution of these matters has been made in the accompanying financial statements.

DELOITTE & TOUCHE LLP

San Diego, California
December 24, 1998

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1998

                                     ASSETS

                                                                  1997            1998
                                                              ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 14,428,834    $  6,508,341
  Interest receivable.......................................       109,528          93,763
  Prepaid and other.........................................       231,834         282,211
                                                              ------------    ------------
          Total current assets..............................    14,770,196       6,884,315
PROPERTY -- at cost (less accumulated depreciation of
  $372,951 and $400,719)....................................       219,748         251,486
PATENT COSTS (less accumulated amortization of $68,028 and
  $74,813)..................................................       607,841         450,038
DEBT ISSUE COSTS............................................        93,758          37,577
OTHER ASSETS................................................        35,952          30,384
                                                              ------------    ------------
          TOTAL.............................................  $ 15,727,495    $  7,653,800
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Convertible notes payable.................................  $  2,415,461    $  1,000,000
  Accounts payable..........................................       373,360         528,471
  Accrued expenses and other liabilities....................       392,557         325,594
  Accrued compensation and payroll taxes....................       225,493         210,420
  Due to MBI................................................        26,698
                                                              ------------    ------------
          Total current liabilities.........................     3,433,569       2,064,485
                                                              ------------    ------------
COMMITMENTS -- (Notes 2,3,4, and 8)
STOCKHOLDERS' EQUITY:
  Common stock -- no par value:
     Class A -- 99,490,000 shares authorized; 38,589,399 and
       39,814,017 shares issued and outstanding.............    57,551,618      59,179,721
     Class B -- 510,000 shares authorized; 283,000 and
       49,000 shares issued and outstanding (convertible to
       Class A Common Stock)................................       147,748          25,582
  Deficit accumulated during the development stage..........   (45,405,440)    (53,615,988)
                                                              ------------    ------------
          Total stockholders' equity........................    12,293,926       5,589,315
                                                              ------------    ------------
          TOTAL.............................................  $ 15,727,495    $  7,653,800
                                                              ============    ============

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998, AND THE PERIOD
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                                                                    AUGUST 31, 1988
                                              YEARS ENDED SEPTEMBER 30,             (INCEPTION) TO
                                      ------------------------------------------     SEPTEMBER 30,
                                         1996            1997           1998             1998
                                      -----------    ------------    -----------    ---------------
REVENUES:
  License fees/contract services....  $ 3,016,800    $    525,000                    $  4,507,625
  Federal research grants...........       58,000         141,869                         940,646
  Interest and other................    1,083,238         880,685    $   590,728        4,691,027
                                      -----------    ------------    -----------     ------------
          Total revenues............    4,158,038       1,547,554        590,728       10,139,298
                                      -----------    ------------    -----------     ------------
EXPENSES:
  Research and development..........    4,576,426       7,627,129      3,216,167       35,232,105
  General and administrative........    2,745,166       2,958,535      4,035,337       21,270,214
  Sales and marketing...............                                     670,697          670,697
  Litigation settlement.............                                     783,899          783,899
  Interest..........................    2,966,687       2,071,132         95,176        5,265,101
  Cost of contract services.........                                                      533,270
                                      -----------    ------------    -----------     ------------
          Total expenses............   10,288,279      12,656,796      8,801,276       63,755,286
                                      -----------    ------------    -----------     ------------
NET LOSS............................  $(6,130,241)   $(11,109,242)   $(8,210,548)    $(53,615,988)
                                      ===========    ============    ===========     ============
NET LOSS PER SHARE..................  $     (0.19)   $      (0.30)   $     (0.21)
                                      ===========    ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING................   32,072,944      36,779,774     39,519,609
                                      ===========    ============    ===========

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                               CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                      ----------------------------------------------   ------------------------
                                           SERIES A                 SERIES B                   CLASS A
                                      -------------------   ------------------------   ------------------------
                                        SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                      ----------   ------   ----------   -----------   ----------   -----------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes
  receivable and cash in September
  1988 at $.0125 per share..........
Issuance of preferred stock in
  October 1988 for license and other
  rights............................   2,000,000    $ 1
Issuance of common stock for cash in
  October 1988 at $.05 per share....
Issuance of common stock for cash in
  January 1989 at $.05 per share....
Issuance of stock options effective
  in August 1989 to purchase 600,000
  shares of Class B common stock at
  $.0125 per share (with an
  estimated fair market value of
  $.05 per share)...................
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market
  value of $.05 per share)..........
Collection on notes receivable......
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1989.........   2,000,000      1
Conversion of advances to common
  stock in October 1989 at $.50 per
  share.............................
Issuance of common stock for cash in
  May 1990 at $1.00 per share (net
  of stock issue costs totaling
  $1,033,280).......................                                                    5,000,000   $ 3,966,820
Issuance of common stock for cash in
  June 1990 at $1.00 per share (net
  of stock issue costs totaling
  $97,500)..........................                                                      750,000       652,500
Exercise of stock options in July
  and August 1990 at $.50 per
  share.............................
Forgiveness of compensation
  obligation........................
Collection on notes receivable......
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1990.........   2,000,000      1                                 5,750,000     4,619,320

                                           COMMON STOCK          DEFICIT
                                      ----------------------   ACCUMULATED       NOTES
                                             CLASS B            DURING THE     RECEIVABLE
                                      ----------------------   DEVELOPMENT        FROM
                                        SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                      ----------   ---------   ------------   ------------   -----------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes
  receivable and cash in September
  1988 at $.0125 per share..........   4,235,000   $  52,937                    $(14,525)    $    38,412
Issuance of preferred stock in
  October 1988 for license and other
  rights............................                                                                   1
Issuance of common stock for cash in
  October 1988 at $.05 per share....      80,000       4,000                                       4,000
Issuance of common stock for cash in
  January 1989 at $.05 per share....      80,000       4,000                                       4,000
Issuance of stock options effective
  in August 1989 to purchase 600,000
  shares of Class B common stock at
  $.0125 per share (with an
  estimated fair market value of
  $.05 per share)...................                  22,500                                      22,500
Issuance of common stock for cash in
  September 1989 at $.0125 per share
  (with an estimated fair market
  value of $.05 per share)..........     400,000      20,000                                      20,000
Collection on notes receivable......                                               1,635           1,635
Net loss............................                           $   (409,718)                    (409,718)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1989.........   4,795,000     103,437       (409,718)     (12,890)       (319,170)
Conversion of advances to common
  stock in October 1989 at $.50 per
  share.............................     250,000     125,000                                     125,000
Issuance of common stock for cash in
  May 1990 at $1.00 per share (net
  of stock issue costs totaling
  $1,033,280).......................                                                           3,966,820
Issuance of common stock for cash in
  June 1990 at $1.00 per share (net
  of stock issue costs totaling
  $97,500)..........................                                                             652,500
Exercise of stock options in July
  and August 1990 at $.50 per
  share.............................      21,500      10,750                                      10,750
Forgiveness of compensation
  obligation........................                  66,923                                      66,923
Collection on notes receivable......                                              12,890          12,890
Net loss............................                             (2,319,231)                  (2,319,231)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1990.........   5,066,500     306,110     (2,728,949)          --       2,196,482

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                               CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                      ----------------------------------------------   ------------------------
                                           SERIES A                 SERIES B                   CLASS A
                                      -------------------   ------------------------   ------------------------
                                        SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                      ----------   ------   ----------   -----------   ----------   -----------
Exercise of stock options in
  November 1990 at $.50 per share...
Issuance of preferred stock in July
  1991 for cash (net of stock issue
  costs totaling $130,339)..........                           960,003   $   769,670
Conversion of common stock..........                                                      115,000   $     5,750
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1991.........   2,000,000    $ 1        960,003       769,670    5,865,000     4,625,070
Issuance of preferred stock in
  February 1992 for cash (net of
  stock issue costs totaling
  $428,605).........................                         4,266,680     3,571,395
Exercise of stock options in March
  1992 at $.50 per share............
Exercise of Class A Warrants in May
  1992 at $1.50 per share for cash
  (net of stock issue costs totaling
  $317,930).........................                                                    5,650,200     8,157,370
Conversion of common stock..........                                                      395,000         6,250
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1992.........   2,000,000      1      5,226,683     4,341,065   11,910,200    12,788,690
Exercise of Unit Purchase Options
  between October 1992 and September
  1993 for cash.....................                                                      793,645       600,010
Exercise of Class A Warrants between
  October 1992 and September 1993 at
  $.9450 per share for cash.........                                                      793,645       749,995
Exercise of Class B Warrants between
  October 1992 and September 1993 at
  $2.25 per share for cash (net of
  stock issue costs totaling
  $8,720)...........................                                                       96,897       209,298
Exercise of Class C Warrants between
  October 1992 and September 1993 at
  $1.00 per share for cash (net of
  stock issue costs totaling
  $4,122)...........................                                                      103,050        98,928

                                           COMMON STOCK          DEFICIT
                                      ----------------------   ACCUMULATED       NOTES
                                             CLASS B            DURING THE     RECEIVABLE
                                      ----------------------   DEVELOPMENT        FROM
                                        SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                      ----------   ---------   ------------   ------------   -----------
Exercise of stock options in
  November 1990 at $.50 per share...       2,000   $   1,000                                 $     1,000
Issuance of preferred stock in July
  1991 for cash (net of stock issue
  costs totaling $130,339)..........                                                             769,670
Conversion of common stock..........    (115,000)     (5,750)
Net loss............................                           $ (1,949,588)                  (1,949,588)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1991.........   4,953,500     301,360     (4,678,537)      --           1,017,564
Issuance of preferred stock in
  February 1992 for cash (net of
  stock issue costs totaling
  $428,605).........................                                                           3,571,395
Exercise of stock options in March
  1992 at $.50 per share............     119,000      59,500                                      59,500
Exercise of Class A Warrants in May
  1992 at $1.50 per share for cash
  (net of stock issue costs totaling
  $317,930).........................                                                           8,157,370
Conversion of common stock..........    (395,000)     (6,250)
Net loss............................                             (2,361,855)                  (2,361,855)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1992.........   4,677,500     354,610     (7,040,392)      --          10,443,974
Exercise of Unit Purchase Options
  between October 1992 and September
  1993 for cash.....................                                                             600,010
Exercise of Class A Warrants between
  October 1992 and September 1993 at
  $.9450 per share for cash.........                                                             749,995
Exercise of Class B Warrants between
  October 1992 and September 1993 at
  $2.25 per share for cash (net of
  stock issue costs totaling
  $8,720)...........................                                                             209,298
Exercise of Class C Warrants between
  October 1992 and September 1993 at
  $1.00 per share for cash (net of
  stock issue costs totaling
  $4,122)...........................                                                              98,928

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                               CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                      ----------------------------------------------   ------------------------
                                           SERIES A                 SERIES B                   CLASS A
                                      -------------------   ------------------------   ------------------------
                                        SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                      ----------   ------   ----------   -----------   ----------   -----------
Exercise of Class D Warrants between
  October 1992 and September 1993 at
  $1.50 per share for cash (net of
  stock issue costs totaling
  $42,125)..........................                                                      836,335   $ 1,212,376
Exercise of Class E Warrants between
  October 1992 and September 1993 at
  $.20 per share for cash...........                                                      315,000        63,000
Exercise of Class F Warrants between
  October 1992 and September 1993 at
  $100,000 per warrant for cash.....                           320,000   $   300,000
Exercise of Preferred Stock Units
  between October 1992 and September
  1993 for cash.....................                            96,000        90,000
Exercise of stock options in August
  1993 and September 1993 at
  exercise prices ranging from $0.81
  to $1.53 per
  share.............................                                                       27,480        37,480
Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value.............................                                                                    163,333
Cancellation of Series A Preferred
  and Class B Common Stock in July
  1993..............................  (1,500,000)                                                        28,003
Issuance of Class A Common Stock in
  July 1993 in connection with
  amendment to a license
  agreement.........................                                                    1,500,000     2,670,000
Conversion of preferred and common
  stock.............................    (100,000)           (5,642,653)   (4,731,065)   6,040,653     4,790,121
Cancellation of partial shares......                               (30)
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1993.........     400,000    $ 1         --           --        22,416,905    23,411,234
Exercise of non-redeemable Class B
  Warrants in April 1994 at $1.4175
  per share for cash................                                                       17,202        24,384
Exercise of redeemable Class B
  Warrants between October 1993 and
  June 1994 at $2.25 per share for
  cash (net of stock issue costs
  totaling $541,340)................                                                    4,312,060     9,160,795

                                           COMMON STOCK          DEFICIT
                                      ----------------------   ACCUMULATED       NOTES
                                             CLASS B            DURING THE     RECEIVABLE
                                      ----------------------   DEVELOPMENT        FROM
                                        SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                      ----------   ---------   ------------   ------------   -----------
Exercise of Class D Warrants between
  October 1992 and September 1993 at
  $1.50 per share for cash (net of
  stock issue costs totaling
  $42,125)..........................                                                         $ 1,212,376
Exercise of Class E Warrants between
  October 1992 and September 1993 at
  $.20 per share for cash...........                                                              63,000
Exercise of Class F Warrants between
  October 1992 and September 1993 at
  $100,000 per warrant for cash.....                                                             300,000
Exercise of Preferred Stock Units
  between October 1992 and September
  1993 for cash.....................                                                              90,000
Exercise of stock options in August
  1993 and September 1993 at
  exercise prices ranging from $0.81
  to $1.53 per
  share.............................                                                              37,480
Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value.............................                                                             163,333
Cancellation of Series A Preferred
  and Class B Common Stock in July
  1993..............................  (2,240,250)  $ (28,003)
Issuance of Class A Common Stock in
  July 1993 in connection with
  amendment to a license
  agreement.........................                                                           2,670,000
Conversion of preferred and common
  stock.............................    (298,000)    (59,056)
Cancellation of partial shares......
Net loss............................                           $ (6,139,223)                  (6,139,223)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1993.........   2,139,250     267,551    (13,179,615)      --          10,499,171
Exercise of non-redeemable Class B
  Warrants in April 1994 at $1.4175
  per share for cash................                                                              24,384
Exercise of redeemable Class B
  Warrants between October 1993 and
  June 1994 at $2.25 per share for
  cash (net of stock issue costs
  totaling $541,340)................                                                           9,160,795

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                               CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                      ----------------------------------------------   ------------------------
                                           SERIES A                 SERIES B                   CLASS A
                                      -------------------   ------------------------   ------------------------
                                        SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                      ----------   ------   ----------   -----------   ----------   -----------
Exercise of Class C Warrants between
  October 1993 and September 1994 at
  $1.00 per share for cash (net of
  commissions totaling $4,414)......                                                      106,340   $   101,926
Exercise of Class D Warrants between
  October 1993 and September 1994 at
  $1.50 per share for cash (net of
  commissions totaling $2,875)......                                                       78,335       114,627
Exercise of Class F Warrants between
  October 1993 and November 1993 at
  $100,000 per warrant for cash.....                           106,666   $   100,000
Exercise of stock options between
  October 1993 and September 1994 at
  exercise prices ranging from $0.50
  to $2.4375 per share..............                                                      113,267       156,048
Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value.............................                                                                    245,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in September 1994 (net
  of issue costs of $192,215).......                                                      522,449     1,807,785
Conversion of preferred and common
  stock.............................    (400,000)   $(1)      (106,666)     (100,000)     653,416       113,911
Cancellation of Class A Common and
  Class B Common Stock between
  January 1994 and May 1994.........                                                      (70,000)       20,794
Cancellation of partial shares......                                                           (3)
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1994.........      --        --          --           --        28,149,971    35,156,504
Exercise of non-redeemable Class B
  Warrants in January and February,
  1995 at $1.4175 per share for
  cash..............................                                                       97,202       137,783
Exercise of Class C Warrants between
  October, 1994 and June, 1995 at
  $1.00 per share for cash (net of
  commissions totaling $26,743).....                                                      415,600       388,857

                                           COMMON STOCK          DEFICIT
                                      ----------------------   ACCUMULATED       NOTES
                                             CLASS B            DURING THE     RECEIVABLE
                                      ----------------------   DEVELOPMENT        FROM
                                        SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                      ----------   ---------   ------------   ------------   -----------
Exercise of Class C Warrants between
  October 1993 and September 1994 at
  $1.00 per share for cash (net of
  commissions totaling $4,414)......                                                         $   101,926
Exercise of Class D Warrants between
  October 1993 and September 1994 at
  $1.50 per share for cash (net of
  commissions totaling $2,875)......                                                             114,627
Exercise of Class F Warrants between
  October 1993 and November 1993 at
  $100,000 per warrant for cash.....                                                             100,000
Exercise of stock options between
  October 1993 and September 1994 at
  exercise prices ranging from $0.50
  to $2.4375 per share..............                                                             156,048
Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value.............................                                                             245,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in September 1994 (net
  of issue costs of $192,215).......                                                           1,807,785
Conversion of preferred and common
  stock.............................    (146,750)  $ (13,910)
Cancellation of Class A Common and
  Class B Common Stock between
  January 1994 and May 1994.........  (1,546,500)    (20,794)
Cancellation of partial shares......
Net loss............................                           $ (4,813,341)                  (4,813,341)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1994.........     446,000     232,847    (17,992,956)      --          17,396,395
Exercise of non-redeemable Class B
  Warrants in January and February,
  1995 at $1.4175 per share for
  cash..............................                                                             137,783
Exercise of Class C Warrants between
  October, 1994 and June, 1995 at
  $1.00 per share for cash (net of
  commissions totaling $26,743).....                                                             388,857

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                              CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                     ----------------------------------------------   ------------------------
                                          SERIES A                 SERIES B                   CLASS A
                                     -------------------   ------------------------   ------------------------
                                       SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                     ----------   ------   ----------   -----------   ----------   -----------
Exercise of Class D Warrants
  between April, 1995 and
  September, 1995 at $1.50 per
  share for cash...................                                                      153,335   $   230,003
Exercise of Class E Warrants in
  April and August, 1995 at $0.20
  per share for cash...............                                                       85,000        17,000
Exercise of stock options between
  October, 1994 and September, 1995
  at exercise prices ranging from
  $0.50 per share to $3.56 per
  share............................                                                      842,956     1,121,771
Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value............................                                                                    129,792
Conversion of common stock.........                                                      103,000        53,774
Net loss...........................
                                     ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1995........      --        --          --           --        29,847,064    37,235,484
Exercise of Class D Warrants
  between October, 1995 and
  September, 1996 at $1.50 per
  share for cash...................                                                       78,334       117,500
Exercise of Class E Warrants in
  March, 1996 at $0.20 per share
  for cash.........................                                                       25,000         5,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in November 1995 (net
  of issue costs of $83,495).......                                                      481,651     1,416,505
Conversion of Convertible Notes to
  Class A Common Stock between
  February and September, 1996
  (including interest and discount
  applied of $2,263,276 and net of
  issue costs of $402,268).........                                                    3,419,166    10,147,676

                                          COMMON STOCK          DEFICIT
                                     ----------------------   ACCUMULATED       NOTES
                                            CLASS B            DURING THE     RECEIVABLE
                                     ----------------------   DEVELOPMENT        FROM
                                       SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                     ----------   ---------   ------------   ------------   ------------
Exercise of Class D Warrants
  between April, 1995 and
  September, 1995 at $1.50 per
  share for cash...................                                                         $    230,003
Exercise of Class E Warrants in
  April and August, 1995 at $0.20
  per share for cash...............                                                               17,000
Exercise of stock options between
  October, 1994 and September, 1995
  at exercise prices ranging from
  $0.50 per share to $3.56 per
  share............................                                                            1,121,771
Compensation expense related to
  stock options granted at an
  exercise price below fair market
  value............................                                                              129,792
Conversion of common stock.........    (103,000)  $ (53,774)
Net loss...........................                           $(10,173,001)                  (10,173,001)
                                     ----------   ---------   ------------     --------     ------------
BALANCE, SEPTEMBER 30, 1995........     343,000     179,073    (28,165,957)      --            9,248,600
Exercise of Class D Warrants
  between October, 1995 and
  September, 1996 at $1.50 per
  share for cash...................                                                              117,500
Exercise of Class E Warrants in
  March, 1996 at $0.20 per share
  for cash.........................                                                                5,000
Issuance of Class A Common Stock in
  connection with Stock Purchase
  Agreement in November 1995 (net
  of issue costs of $83,495).......                                                            1,416,505
Conversion of Convertible Notes to
  Class A Common Stock between
  February and September, 1996
  (including interest and discount
  applied of $2,263,276 and net of
  issue costs of $402,268).........                                                           10,147,676

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                               CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                      ----------------------------------------------   ------------------------
                                           SERIES A                 SERIES B                   CLASS A
                                      -------------------   ------------------------   ------------------------
                                        SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                      ----------   ------   ----------   -----------   ----------   -----------
Exercise of stock options between
  October, 1995 and September, 1996
  at exercise prices ranging from
  $0.50 per share to $3.56 per
  share.............................                                                      142,807   $   263,079
Conversion of common stock..........                                                       60,000        31,325
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1996.........      --        --          --           --        34,054,022    49,216,569
Exercise of Class D Warrants between
  January and September, 1997 at
  $1.50 per share for cash..........                                                      321,085       481,628
Exercise of Class E Warrants in
  October, 1996 at $0.20 per share
  for cash..........................                                                       75,000        15,000
Conversion of Convertible Notes to
  Class A Common Stock between
  October, 1996 and January, 1997
  (including interest and discount
  applied of $684,383 and net of
  issue costs of $79,922)...........                                                    2,093,852     3,144,577
Exercise of stock options between
  October, 1996 and September, 1997
  at exercise prices ranging from
  $0.9375 per share to $1.0625 per
  share.............................                                                       33,800        34,564
Compensation expense related to
  valuation of stock options granted
  to non-employees for services
  rendered..........................                                                                     86,167
Discount on Convertible Notes issued
  in February, 1997.................                                                                  1,058,823
Conversion of Convertible Note to
  Class A Common Stock between June,
  1997 and September, 1997
  (including interest of $86,345 and
  net of issue costs of $156,593)...                                                    2,011,640     3,514,290
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1997.........      --        --          --           --        38,589,399    57,551,618

                                           COMMON STOCK          DEFICIT
                                      ----------------------   ACCUMULATED       NOTES
                                             CLASS B            DURING THE     RECEIVABLE
                                      ----------------------   DEVELOPMENT        FROM
                                        SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                      ----------   ---------   ------------   ------------   -----------
Exercise of stock options between
  October, 1995 and September, 1996
  at exercise prices ranging from
  $0.50 per share to $3.56 per
  share.............................                                                         $   263,079
Conversion of common stock..........     (60,000)  $ (31,325)
Net loss............................                           $ (6,130,241)                  (6,130,241)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1996.........     283,000     147,748    (34,296,198)      --          15,068,119
Exercise of Class D Warrants between
  January and September, 1997 at
  $1.50 per share for cash..........                                                             481,628
Exercise of Class E Warrants in
  October, 1996 at $0.20 per share
  for cash..........................                                                              15,000
Conversion of Convertible Notes to
  Class A Common Stock between
  October, 1996 and January, 1997
  (including interest and discount
  applied of $684,383 and net of
  issue costs of $79,922)...........                                                           3,144,577
Exercise of stock options between
  October, 1996 and September, 1997
  at exercise prices ranging from
  $0.9375 per share to $1.0625 per
  share.............................                                                              34,564
Compensation expense related to
  valuation of stock options granted
  to non-employees for services
  rendered..........................                                                              86,167
Discount on Convertible Notes issued
  in February, 1997.................                                                           1,058,823
Conversion of Convertible Note to
  Class A Common Stock between June,
  1997 and September, 1997
  (including interest of $86,345 and
  net of issue costs of $156,593)...                                                           3,514,290
Net loss............................                            (11,109,242)                 (11,109,242)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1997.........     283,000     147,748    (45,405,440)      --          12,293,926

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                               CONVERTIBLE PREFERRED STOCK                   COMMON STOCK
                                      ----------------------------------------------   ------------------------
                                           SERIES A                 SERIES B                   CLASS A
                                      -------------------   ------------------------   ------------------------
                                        SHARES     AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                      ----------   ------   ----------   -----------   ----------   -----------
Exercise of stock options between
  October, 1997 and September, 1998,
  at exercise prices ranging from
  $0.9375 per share to $1.4688 per
  share.............................                                                       13,167   $    13,714
Exercise of Class D warrants in
  November, 1997 at $1.50 per share
  for cash..........................                                                       19,400        29,100
Conversion of Convertible Note to
  Class A Common Stock between
  December,1997 to February, 1998
  (including interest of $35,223 and
  net of issue costs of $200,119)...                                                      958,051     1,250,563
Net compensation expense related to
  valuation of stock options and
  warrants granted to non-employees
  for services rendered.............                                                                    212,560
Conversion of common stock..........                                                      234,000       122,166
Net loss............................
                                      ----------    ---     ----------   -----------   ----------   -----------
BALANCE, SEPTEMBER 30, 1998.........      --        --          --           --        39,814,017   $59,179,721
                                      ==========    ===     ==========   ===========   ==========   ===========

                                           COMMON STOCK          DEFICIT
                                      ----------------------   ACCUMULATED       NOTES
                                             CLASS B            DURING THE     RECEIVABLE
                                      ----------------------   DEVELOPMENT        FROM
                                        SHARES      AMOUNT        STAGE       STOCKHOLDERS      TOTAL
                                      ----------   ---------   ------------   ------------   -----------
Exercise of stock options between
  October, 1997 and September, 1998,
  at exercise prices ranging from
  $0.9375 per share to $1.4688 per
  share.............................                                                         $    13,714
Exercise of Class D warrants in
  November, 1997 at $1.50 per share
  for cash..........................                                                              29,100
Conversion of Convertible Note to
  Class A Common Stock between
  December,1997 to February, 1998
  (including interest of $35,223 and
  net of issue costs of $200,119)...                                                           1,250,563
Net compensation expense related to
  valuation of stock options and
  warrants granted to non-employees
  for services rendered.............                                                             212,560
Conversion of common stock..........    (234,000)  $(122,166)
Net loss............................                           $ (8,210,548)                  (8,210,548)
                                      ----------   ---------   ------------     --------     -----------
BALANCE, SEPTEMBER 30, 1998.........      49,000   $  25,582   $(53,615,988)      --         $ 5,589,315
                                      ==========   =========   ============     ========     ===========

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998, AND THE PERIOD
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1998

                                                                                                       AUGUST 31, 1988
                                                                 YEARS ENDED SEPTEMBER 30,             (INCEPTION) TO
                                                         ------------------------------------------     SEPTEMBER 30,
                                                            1996            1997           1998             1998
                                                         -----------    ------------    -----------    ---------------
OPERATING ACTIVITIES:
  Net loss...........................................    $(6,130,241)   $(11,109,242)   $(8,210,548)    $(53,615,988)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
    Depreciation and amortization....................        292,943         136,820        210,946          944,649
    Non-cash interest expense........................      2,771,030       1,470,434         35,223        4,276,687
    Technology license fee...........................                                                      3,545,713
    Compensation paid with common stock and stock
      options........................................                         86,167        (11,190)         650,602
    Compensation forgiven by stockholder.............                                                         66,923
    Imputed interest on technology license fee.......                                                         82,613
    Changes in assets and liabilities:
      Interest receivable............................       (283,652)        228,875         15,765          (93,763)
      Prepaid and other..............................       (908,513)        823,923        (44,809)        (312,595)
      Patent costs...................................       (163,822)        (54,445)       151,018         (524,851)
      Organizational costs...........................                                                        (20,242)
      Accounts payable...............................       (387,732)       (759,139)       155,111          528,471
      Accrued expenses and other liabilities.........        196,919         195,638        (66,963)         325,594
      Accrued compensation and payroll taxes.........         37,560          19,048        (15,073)         210,420
      Due to MBI.....................................          5,483           4,888        (26,698)
      Deferred revenue...............................        500,000        (500,000)
                                                         -----------    ------------    -----------     ------------
         Net cash used for operating activities......     (4,070,025)     (9,457,033)    (7,807,218)     (43,935,767)
                                                         -----------    ------------    -----------     ------------
INVESTING ACTIVITIES:
  Short-term investments.............................     (1,235,350)      7,026,502
  Capital expenditures...............................       (122,425)        (50,059)      (156,089)        (748,788)
                                                         -----------    ------------    -----------     ------------
         Net cash provided by (used for) investing
           activities................................     (1,357,775)      6,976,443       (156,089)        (748,788)
                                                         -----------    ------------    -----------     ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred
    stock............................................      1,885,579         531,192         42,814       39,252,277
  Proceeds from issuance of convertible notes
    payable..........................................     13,500,000       6,000,000                      19,500,000
  Debt issue costs...................................       (771,351)       (296,059)                     (1,067,410)
  Repayment of convertible notes payable.............                     (2,673,217)                     (2,673,217)
  Stock issue costs..................................        (83,495)                                     (2,913,703)
  Advances for purchase of common stock..............                                                        125,000
  Collection of notes receivable for common stock....                                                         14,525
  Proceeds from stockholder loans....................                                                        322,788
  Repayment of stockholder loans.....................                                                       (322,788)
  Proceeds from issuance of subordinated notes
    payable -- net of issue costs....................                                                        538,750
  Repayment of subordinated notes payable............                                                       (625,000)
  Payment on technology license fee..................                                                       (958,326)
                                                         -----------    ------------    -----------     ------------
         Net cash provided by financing activities...     14,530,733       3,561,916         42,814       51,192,896
                                                         -----------    ------------    -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................      9,102,933       1,081,326     (7,920,493)       6,508,341
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD.............................      4,244,575      13,347,508     14,428,834
                                                         -----------    ------------    -----------     ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD...................................    $13,347,508    $ 14,428,834    $ 6,508,341     $  6,508,341
                                                         ===========    ============    ===========     ============
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Interest paid....................................    $    77,433    $    784,224    $   113,729     $  1,107,492
                                                         ===========    ============    ===========     ============

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- AVANIR Pharmaceuticals (the "Company") was incorporated in the state of California on August 31, 1988. The Company is organized to engage in research, development, and commercialization of innovative pharmaceutical products. From inception to November 20, 1998, the Company operated under the name LIDAK Pharmaceuticals.

     Basis of Accounting -- The Company has not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for its products. The Company has completed clinical trials on its lead product, n-docosanol 10% cream under an Investigational New Drug ("IND") application filed with the United States Food & Drug Administration ("FDA"). The Company has filed its New Drug Application ("NDA") with the FDA, and is awaiting approval. The Company is also currently performing research in connection with other technologies. Accordingly, the Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards ("SFAS") No. 7. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a "development stage enterprise" and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activities since the date of the Company's inception.

     Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management recognizes that it will need to secure additional outside funding, and is seeking a financial arrangement to secure sufficient funds to support its operations in the coming year.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents and Short-Term Investments -- Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less, or other investments which provide for liquidity within three months. Short-term investments represent certificates of deposit, U.S. government securities, commercial paper, and other money market instruments with maturities of approximately one year or less. Cash equivalents and short-term investments are carried at cost, which approximates fair value. On October 1, 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, the Company's investments are classified as "held-to-maturity".

     Concentration of Credit Risk -- The Company invests its excess cash in certificates of deposit, U.S. government securities, commercial paper, and other money market instruments and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

     Property -- Property is recorded at cost and represents primarily scientific equipment. Depreciation is provided over the estimated useful lives of the property (generally five years) on the straight-line method. Depreciation expense for the years ended September 30, 1996, 1997 and 1998 and the period from August 31, 1988 (inception) to September 30, 1998 was $87,939, $106,283, $122,221 and $495,172, respectively.

     The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write-down is recorded to

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

reduce the asset to its estimated fair value. The Company has not incurred any impairment losses on its long-lived assets.

     Patent Costs -- Legal expenses incurred in connection with applications for patents are capitalized. Amortization of the costs of approved patent applications is provided over the useful lives of the patents. For patent applications that are abandoned, accumulated costs are charged to expense.

     Debt Issue Costs -- Debt issue costs represent costs related to the issuance of the Convertible Note on February 26, 1997 (the "1997 Note") and the Convertible Notes issued in fiscal year 1996 (the "95/96 Notes"). The debt issue costs are amortized over the life of the notes to the extent that the notes are not converted or repaid (see Note 3). The Company recorded debt issue costs in the amount of $519,809 in connection with the 1997 Note. As of September 30, 1998, $125,521 of debt issue costs were amortized and $356,712 were reclassified to stock issue costs in connection with conversion of the 1997 Note. The debt issue costs related to the 95/96 Notes have been fully amortized or reclassified to stock issue costs in connection with the conversion of the 95/96 Notes (see
Note 3).

     Deferred Revenue -- Deferred revenue represents payments received under licensing agreements that required additional performance by the Company prior to recognition of such amounts as revenue.

     Revenues -- Revenues from license fees are recognized when the performance requirements of the license agreements are met. Revenues from federal research grants and contracts are recognized during the period in which the related expenditures are incurred. Revenues from research contracts are recognized on the percentage of completion method. Under this method, revenues and costs are recognized as the work is performed based on the ratio that incurred costs bear to the estimated total costs. Provisions for anticipated losses on such contracts would be made in the period in which they first become determinable.

     Research and Development -- Research and development costs are expensed as incurred.

     Net Loss Per Share -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"). This Statement requires the presentation of EPS to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, as if such equivalents are converted into common stock and is calculated substantially in the same manner as fully diluted EPS in accordance with the prior standard, Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share".

     In the accompanying statements of operations for the years ended September 30, 1996, 1997 and 1998, the Company has presented its net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the Company's continuing net losses, implementing SFAS No. 128 has not had a material impact on the Company's net loss per share.

     Accounting for Stock-Based Compensation -- The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and purchase plans. The Company has opted under SFAS No. 123, "Accounting for Stock-Based Compensation" to disclose the impact of its stock-based compensation rather than recognize it in the financial statements. The pro forma effects of applying SFAS No. 123 are not necessarily representative of the effects on reported net income or loss for future years (see Note 2).

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 2. STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock

     Common stock consists of Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock have one vote for each share held of record and holders of Class B Common Stock have five votes for each share held of record on all matters to be voted on by the shareholders. The Class A Common Stock and the Class B Common Stock vote as one class on all matters requiring shareholder approval except that under California law the affirmative vote of a majority of the outstanding shares of Class A Common Stock and a majority of the outstanding shares of Class B Common Stock, each voting separately as a class, is required for any amendment to the Company's Articles of Incorporation which would alter or change the powers, preferences or special right of, or increase or decrease the number of shares of, or create a new class or series of shares having rights, preferences or privileges prior to, each respective class of the Company's common stock.

     Holders of both classes of common stock are entitled upon liquidation of the Company to share ratably in the net assets available for distribution subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of both classes of common stock are not redeemable and have no preemptive or similar rights. The Class B Common Stock may be converted into Class A Common Stock on a share for share basis at any time at the election of the holder and will automatically convert into Class A Common Stock upon sale or other transfer to another holder of Class B Common Stock (including, without limitation, conveyance into a trust or transfer by the operation of any will or the laws of descent and distribution).

  Warrants

     Class D Warrants -- Each Class D Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $1.50 per share. Such warrants are redeemable by the Company, upon 30 days written notice, at a price of $.05 per warrant, if the average closing price of the Company's Class A Common Stock for the 30 days prior to notice exceeds $3.45 per share. If the Company exercises its redemption right, it is obligated to redeem all outstanding Class D Warrants. In January 1997, the Company extended the expiration of its Class D Warrants from February 26, 1997 to December 31, 1997. In November 1997, the Company further extended the expiration date of its Class D Warrants from December 31, 1997 to June 30, 1999.

     Class E Warrants -- Each Class E Warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $0.20 per share. All Class E Warrants had been exercised prior to fiscal 1998.

     Class G Stock Purchase Warrants -- Each Class G Stock Purchase Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $2.97 per share. Such warrants expire five years from the date of issuance. Class G Stock Purchase Warrants are issued in connection with conversion of the 1997 Note. See Note 3.

     Class H Stock Purchase Warrants -- Each Class H Stock Purchase Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $2.40 per share. Such warrants expire on February 26, 2002.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes all warrant activity for the period October 1, 1995 to September 30, 1998:

                                          CLASS D      CLASS E      CLASS G     CLASS H
                                          WARRANTS     WARRANTS    WARRANTS     WARRANTS
                                         ----------    --------    ---------    --------
Balance at October 1, 1995...........     1,806,688     100,000
Exercised............................       (78,334)    (25,000)
                                         ----------    --------    ---------    -------
Outstanding at September 30, 1996....     1,728,354      75,000
Issued...............................                              1,005,822    100,000
Exercised............................      (321,085)    (75,000)
                                         ----------    --------    ---------    -------
Outstanding at September 30, 1997....     1,407,269          --    1,005,822    100,000
Issued...............................                                479,026
Exercised............................       (19,400)
                                         ----------    --------    ---------    -------
Outstanding at September 30, 1998....     1,387,869          --    1,484,848    100,000
                                         ==========    ========    =========    =======
Exercise price per share.............    $     1.50    $     --    $    2.97    $  2.40
                                         ==========    ========    =========    =======

  Stock Options

     In March 1994, the Company's shareholders approved the adoption of the 1994 Stock Option Plan ("the 1994 Plan") pursuant to which an aggregate of 750,000 shares of Class A Common Stock were reserved for issuance. Such options may be granted to officers, directors, employees and consultants of the Company. The options are to be granted at an exercise price of at least fair market value on the date of grant and generally vest over a three year period. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also an employee of the Company. The 1994 Plan terminates on January 14, 2004. In March, 1995, 1996 and 1997 the Company's shareholders voted to increase the shares reserved for issuance under the plan to an aggregate of 1,100,000, 1,350,000, and 2,000,000 shares, respectively. At September 30, 1998, there were 291,529 shares of Class A Common Stock remaining available for grant under the 1994 Plan.

     On November 20, 1998, the Company's Board of Directors authorized the Company's 1998 Stock Option Plan (the "1998 Plan") pursuant to which an aggregate of 1,875,000 shares of the Company's Class A Common Stock has been reserved for issuance. The 1998 Plan is subject to shareholder approval and will be presented to the shareholders in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

     In September 1988, under an employment agreement with David H. Katz, M.D., the Company's former president and chief executive officer and a director of the Company, the Company issued options to purchase 900,000 shares of Class B Common Stock at an option price of $.0125 per share representing the estimated fair market value on the date of grant. Effective in August 1990, the employment agreement was amended to provide for the grant of options to purchase an additional 600,000 shares of Class B Common Stock at an option price of $.0125 per share in return for the cancelation of certain anti-dilution rights. The options were fully exercisable when issued and expire on September 9, 2003. In July 1993 options to purchase 1,125,000 shares were canceled and replaced pursuant to certain of the July 1993 grants discussed below. A total of 375,000 options to purchase shares of Class B Common Stock were issued and outstanding at September 30, 1998 in connection with this employment agreement.

     On June 1, 1998, Dr. Katz gave notice to the Company of his intent to exercise his options to purchase 375,000 shares of Class B Common Stock. However, in June 1996, Dr. Katz signed an agreement not to exercise these options until an adequate number of shares of Class B Common Stock were available. Dr. Katz maintains, however, that this letter agreement was signed with the understanding that the Company would obtain authorization for the requisite additional shares needed at the next (1997) annual shareholders

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

meeting, which was not done. On November 20, 1998, the Company's Board of Directors approved a proposal to be presented to the Company's shareholders for approval in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, to amend the Company's Articles of Incorporation to reapportion the allocation of the Company's authorized shares of common stock to allow for a sufficient number of shares of Class B Common Stock underlying all Class B Stock Options.

     On June 30, 1998, the Company expanded its Board of Directors to nine directors and five new directors were elected to the Company's board. Upon election, these new directors were each granted stock options to purchase 25,000 shares of Class A Common Stock at an exercise price of $1.50 per share, the fair market price on the date of issuance (the "New Director Option Grants"). The New Director Option Grants vest over two years from the date of grant with 10,000 options vested as of June 30, 1998, 7,500 options vesting on June 30, 1999 and the final 7,500 options vesting on June 30, 2000. The New Director Option Grants were made by the prior Board of Directors of the Company in order to attract what the prior Board of Directors felt were board members of excellent quality who would make a significant contribution to the Company. The New Director Option Grants were made subject to obtaining shareholder approval of the grants pursuant to the rules of The Nasdaq Stock Market which require that the issuance of options to purchase 25,000 or more shares of stock be so approved. The Company intends to present this proposal to its shareholders in its Proxy Statement for its 1999 Annual Meeting of Shareholders. In the event that shareholder approval is not obtained, the Board of Directors intends to evaluate and act upon alternate ways of compensating these directors for the services they have rendered, including, possibly, issuance of options to such directors pursuant to the 1998 Plan, if approved by the shareholders.

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

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes all common stock option activity for the period October 1, 1995 to September 30, 1998:

                                                      NUMBER OF SHARES
                                                  UNDERLYING STOCK OPTIONS       WEIGHTED
                                                  ------------------------    AVERAGE OPTION
                                                    CLASS A       CLASS B     PRICE PER SHARE
                                                  -----------    ---------    ---------------
Outstanding at October 1, 1995..................   5,021,915      445,000          $2.58
  Granted.......................................     243,500                       $2.58
  Exercised.....................................    (126,807)     (16,000)         $1.84
  Canceled......................................     (18,586)                      $4.44
                                                   ---------      -------
Outstanding at September 30, 1996...............   5,120,022      429,000          $2.59
  Granted.......................................     488,500                       $1.85
  Exercised.....................................     (33,800)                      $1.02
  Canceled......................................    (269,279)                      $3.19
                                                   ---------      -------
Outstanding at September 30, 1997...............   5,305,443      429,000          $2.51
  Granted.......................................     954,000                       $1.56
  Exercised.....................................     (13,167)                      $1.04
  Canceled......................................    (386,366)     (10,000)         $2.33
                                                   ---------      -------
Outstanding at September 30, 1998...............   5,859,910      419,000          $2.38
                                                   =========      =======          =====
Exercisable at September 30, 1998...............   5,012,181      419,000          $2.51
                                                   =========      =======          =====

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock options (see Note 1) and records compensation expense in the amount equal to the difference between the stock option exercise price and the fair market value of the Company's Class A Common Stock. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for options granted under the option plan consistent with methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                     YEARS ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                1996            1997           1998
                                             -----------    ------------    -----------
Net loss
  As reported..............................  $(6,130,241)   $(11,109,242)   $(8,210,548)
  Pro forma................................  $(6,204,518)   $(11,347,983)   $(8,651,374)
Net loss per share
  As reported..............................  $     (0.19)   $      (0.30)   $     (0.21)
  Pro forma................................  $     (0.19)   $      (0.31)   $     (0.22)

     The weighted average fair values per share of the options granted during fiscal years 1996, 1997 and 1998 are estimated as $2.19, $1.54 and $1.56, respectively, using the Black-Scholes option-pricing model and the following assumptions:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Risk free interest rate.....................................     6%        5%        5%
Expected life (years).......................................    4.0       3.5       3.3
Expected volatility.........................................   184%      161%      144%
Expected dividends..........................................   None      None      None

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information concerning outstanding and exercisable options at September 30, 1998:

                             OPTIONS OUTSTANDING
                   ----------------------------------------      OPTIONS EXERCISABLE
                                    WEIGHTED                   -----------------------
                                     AVERAGE       WEIGHTED                   WEIGHTED
                                    REMAINING      AVERAGE                    AVERAGE
   RANGE OF          NUMBER        CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES    OUTSTANDING    LIFE IN YEARS     PRICE      EXERCISABLE     PRICE
---------------    -----------    -------------    --------    -----------    --------
$0.01 - $0.50         419,000         4.59          $0.06         419,000      $0.06
$0.94 - $2.31       1,447,326         7.48          $1.53         638,530      $1.55
$2.50 - $2.50         277,495         6.03          $2.50         247,635      $2.50
$2.75 - $2.94       3,598,104         4.81          $2.75       3,598,104      $2.75
$3.00 - $4.00         465,500         5.51          $3.58         456,427      $3.59
$5.75 - $6.44          71,485         4.64          $5.97          71,485      $5.97
                    ---------                                   ---------
                    6,278,910                                   5,431,181
                    =========                                   =========

 3. CONVERTIBLE NOTES PAYABLE

     Note Issued in February 1997 -- On February 26, 1997, the Company issued a $6,000,000 Convertible Note Payable (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note accrued interest at an annual rate of 7%, beginning August 26, 1997 and was due and payable on February 26, 2000 if and to the extent the 1997 Note was not previously converted pursuant to its terms. The Company has recognized the stated 7% annual interest ratably over the term of the 1997 Note. The 1997 Note was convertible (subject to certain maximum share limitations discussed below) at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the market price per share (as defined in the 1997 Note) on the date of conversion. Pursuant to the terms of the 1997 Note, the holder was entitled to receive (i) a Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of Class G Stock Purchase Warrants in the event that the Company prepaid the 1997 Note. Each Class G Stock Purchase Warrant is exercisable five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

     The option to convert the 1997 Note at 85% of the average closing bid price of the Class A Common Stock effectively resulted in the issuance of the 1997 Note at an 18% discount. This discount, totaling $1,058,823, was recorded by the Company as equity in connection with the issuance of the 1997 Note. The discount was amortized as non-cash interest expense over the 90 days from the date of issuance with a corresponding increase to the principal amount of the 1997 Note.

     The $6,000,000 principal amount of the 1997 Note was convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. Through September 30, 1998, 2,969,691 shares of Class A Common Stock and 1,484,848 Class G Stock Purchase Warrants were issued in connection with the conversion of $5,000,000 in principal amount of the 1997 Note. Between October 1, 1998 and October 30, 1998, the holder converted the remaining $1,000,000 principal balance of the 1997 Note and the Company issued an additional 1,091,213 shares of Class A Common Stock and 545,607 Class G Stock Purchase Warrants. The Company has no further obligation under the 1997 Note.

     Notes Issued in Fiscal Year 1996 -- Between November 1995 and January 1996, the Company issued $13.5 million of Convertible Notes Payable (the "95/96 Notes") as part of a private placement to institutional investors. The $13.5 million original principal amount of the 95/96 Notes was convertible into an aggregate maximum of 5,513,018 shares of Class A Common Stock at the option of the holders, with each individual note limited to a pro-rata amount of such number of shares. From October 1, 1996 through January 10, 1997,

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Company issued a total of 2,093,852 shares of Class A Common Stock in connection with the conversion of $2,540,116 of the original principal amount of the 95/96 Notes resulting in the issuance of the maximum 5,513,018 shares of Class A Common Stock pursuant to the 95/96 Notes. The Company repaid certain holders of the 95/96 Notes $1,728,393 on December 19, 1996 and $1,635,810 on January 10, 1997, representing a total of $2,673,217 of original principal and $690,986 of premium and accrued interest in accordance with the provisions of the 95/96 Notes, thus retiring the entire balance of the principal and interest on the 95/96 Notes. The Company has no further obligation under the 95/96 Notes.

     The conversion of the 95/96 Notes at 80% of the average closing bid price of the Company's Class A Common Stock resulted in the 95/96 Notes being issued at a 25% discount (the "Conversion Discount"). The Company recognized the Conversion Discount as non-cash interest expense over the term of the 95/96 Notes with a corresponding increase to the original principal amount of the 95/96 Notes. Any portion of the Conversion Discount not recognized upon conversion of the 95/96 Notes was recorded as interest expense on that date. In addition, the stated 7% annual interest was recognized over the term of the 95/96 Notes until the 95/96 Notes were repaid.

 4. LICENSE, DISTRIBUTION, AND MARKETING AGREEMENTS

     Yamanouchi Europe, b.v. (formerly Brocades Pharma, b.v.) -- In November 1991 the Company entered into a licensing agreement with Yamanouchi Europe, b.v. of the Netherlands ("Yamanouchi") for clinical development, manufacturing, marketing and distribution of docosanol cream as a topical anti-herpes compound in certain European and other countries. Under terms of the agreement, Yamanouchi will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in certain European and other countries. In the event that Yamanouchi has not marketed docosanol cream prior to December 31, 1998, the agreement converts from exclusive to non-exclusive and the Company has a right to select additional partners in the countries covered by this agreement. Also under the agreement, the Company may receive payments based on the attainment of certain milestones and will receive royalties on sales in the subject territories after market introduction.

     CTS -- In July 1993, the Company entered into a license/supply and distribution agreement with CTS Chemical Industries, Ltd. ("CTS"), for the manufacturing, marketing and distribution of docosanol cream as a topical anti-herpes compound in Israel. Under the terms of the agreement, CTS will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in Israel. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredients for use in the manufacture of topical docosanol cream from the Company or the Company's designee.

     Boryung -- In July 1994, the Company entered into a 12-year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. ("Boryung"), for the manufacture and sale of docosanol cream in the Republic of Korea ("Korea"). Under the terms of the agreement, Boryung will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in Korea. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol cream from the Company or the Company's designee, and after market introduction the Company will receive royalties on sales in the subject territory. The Company has the right to terminate the agreement if market introduction in Korea does not occur by December 31, 1998, and presently does not intend to exercise this right.

     Grelan -- In October 1994 the Company entered into an exclusive license agreement with Grelan Pharmaceutical Co., Ltd. ("Grelan") for the manufacturing, marketing and distribution of docosanol cream in Japan. Under the terms of the agreement, Grelan will be responsible for obtaining the necessary regulatory

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in Japan. Under the agreement, the Company received payments on the attainment of certain milestones. In 1997, Takeda Chemical Co. acquired a majority interest in Grelan. Subsequent to the acquisition, Grelan reviewed its research and development capabilities in light of the financial situation in Japan. On June 30, 1998, Grelan and the Company agreed to terminate the license, with all rights returned to the Company.

     Bristol-Myers Squibb -- In February 1996, the Company entered into a license agreement with Bristol-Myers Squibb Company ("BMS") for the manufacture, marketing and distribution of docosanol cream as a topical treatment for oral herpes exclusively in the U.S., Canada and all remaining major territories throughout the world which are not currently licensed to other parties, including Mexico, China, South and Central America, Australia and India, and portions of the Far East. In connection with this agreement, the Company received an initial license fee with a portion recorded as revenue in the year ended September 30, 1996 and the remainder recorded as deferred revenue at September 30, 1996. In the fiscal year ended September 30, 1997, the Company recognized the deferred revenue due to achievement of certain milestones. In November 1996, the Company reacquired from BMS the rights to market docosanol cream in all territories covered in the license agreement, except the United States, Canada and Mexico, and on December 29, 1997, the BMS agreement was canceled by BMS.

     Livingston Healthcare Services -- In October 1998, the Company signed a warehousing, distribution and logistical support agreement with Livingston Healthcare Services, Inc. ("LHSI"). Under this agreement, LHSI's Decatur, Georgia facility will warehouse and distribute the Company's product, docosanol cream. LHSI will also provide additional support to the Company in the area of invoicing and inventory management. See Note 10. The fees due under this agreement are subject to the future sales of docosanol cream.

     Bausch & Lomb -- In November 1998, the Company signed a Contract Manufacturing and Supply Agreement with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"). Under the agreement, Bausch & Lomb will manufacture, package and supply the predominant share of the Company's product, docosanol cream. See
Note 10. The fees due under this agreement are subject to the future sales of docosanol cream.

 5. LICENSE AGREEMENT AND SETTLEMENT AGREEMENT WITH MBI

     On October 10, 1988, the Company and Medical Biology Institute ("MBI"), a non-profit research organization incorporated in 1981 to conduct interdisciplinary basic research in biological sciences, entered into a twenty-year licensing agreement ("the MBI Agreement") which granted the Company an exclusive, worldwide license to all existing technology of MBI and a right of first preference to license future technology arising from the research and development efforts of MBI. MBI was founded by the former president and CEO of the Company, David H. Katz, M.D., who served as president, CEO and a director of MBI until May 14, 1998.

     As consideration for entering into the initial MBI Agreement, MBI was granted 2,000,000 shares of the Company's convertible preferred stock, which was recorded at the nominal value of $1.00. Upon completion by the Company of its initial capitalization in May 1990, the Company became obligated to MBI for $900,000 payable in three equal annual installments. The payments were made in May 1990, 1991 and 1992, respectively. In May 1990, the Company recorded the present value of the obligation in the amount of $818,000 as a charge to research and development. Under the initial agreement, certain minimum fees and royalty payments were required beginning the 1995 calendar year. Under the terms of the MBI Agreement, MBI received fees and royalties of 10% of all net license fees and 20% of royalties relating to sub licenses of the licensed technology. For products manufactured and sold by the Company, MBI received royalties of 6% and 3% of sales relating to patented (issued or pending) and non patented licensed technology, respectively. Such amounts paid to MBI over the term of the MBI Agreement were minimal.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In July 1993 the MBI Agreement was amended. Pursuant to the terms of the amendment, the Company issued 1,500,000 shares of Class A Common Stock to MBI as consideration for a five-year extension to its exclusive technology rights (until October 10, 2013) and a five-year postponement (until December 31, 2000) of the Company's obligation to pay certain minimum royalties to MBI. Additionally, MBI waived its rights to 1,500,000 shares of the Company's convertible preferred stock which were being held in escrow. The remaining 500,000 shares of convertible preferred stock held by MBI were converted into the Company's Class A Common Stock in fiscal 1993 and 1994. In July 1993, the Company recorded the value of the common stock issued in the amount of $2,670,000 as a charge to research and development expense.

     In November 1993, the Company and MBI entered into a Grant-in-Aid agreement ("Grant-in-Aid") as an addendum to the MBI Agreement. In July 1994, the MBI Agreement was amended ("July 1994 Amendment") further to provide for future funding and support for projects not included in the initial MBI Agreement. Both the Grant-in-Aid and the July 1994 Amendment provided for the transfer of ownership rights of the specific projects during the time the project was being funded by the Company.

     In August 1998, to settle certain disputes, the Company and MBI entered into a Settlement Agreement and Mutual General Release (the "MBI Settlement Agreement") which terminated the MBI Agreement, provided the Company with exclusive rights to certain technologies, and returned rights to certain other technologies to MBI. See Note 6. The Company has no further obligations to MBI.

     From inception to June 1998, the Company incurred charges relating to certain administrative and research services and facilities provided by MBI and the use of certain of MBI's facilities and equipment. Such charges to the Company were based on the usage of personnel and facilities and totaled $218,867, $223,262, $118,725 and $1,732,452 for the years ended September 30,
1996, 1997 and 1998 and for the period from August 31, 1988 (inception) to September 30, 1998, respectively.

 6. LITIGATION

     Litigation Settlements -- On August 27, 1998, the Company entered into the MBI Settlement Agreement (see Note 5) to settle all outstanding disputes between the two companies, specifically including the disputed ownership to the Company's proprietary therapeutic compound, docosanol cream, as well as other technologies. The MBI Settlement Agreement provides for the Company to retain all rights to n-docosanol and certain other technologies. In return for obtaining full control of the Company's technologies and avoidance of potential future royalty payments, the Company loaned $500,000 to MBI and returned other technologies that no longer fit the Company's long-term strategic plans. The loan will be forgiven by the Company, subject to certain loan covenants to be maintained by MBI over a 180-day period ending February 23, 1999. In connection with this settlement, the Company recorded in its balance sheet a receivable, net of a 100% allowance assuming the covenants of the loan will be met, and also recorded litigation settlement costs in its statement of operations of $783,899, which includes the probable write down of the loan to MBI of $500,000 and certain other costs that were previously capitalized by the Company related to the cost of patents associated with the technologies which were returned to MBI.

     ON MARCH 24, 1998, THE COMPANY PAID HEALTHMED, INC. ("HEALTHMED"), A NEVADA CORPORATION BASED IN BEVERLY HILLS, CALIFORNIA, $150,000 IN CONNECTION WITH A SETTLEMENT REACHED BETWEEN THE COMPANY AND THE SHAREHOLDERS COMMITTEE AS DESCRIBED BELOW. IN MARCH 1998, HEALTHMED, AND OTHER SHAREHOLDERS OF THE COMPANY (TOGETHER REFERRED TO AS THE "SHAREHOLDERS COMMITTEE"), FILED A PRELIMINARY PROXY STATEMENT WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ITS PRELIMINARY PROXY STATEMENT, THE SHAREHOLDERS COMMITTEE INDICATED THAT IT INTENDED TO SOLICIT PROXIES FROM THE COMPANY'S SHAREHOLDERS TO BE VOTED IN FAVOR OF AN ALTERNATE SLATE OF NOMINEES FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS. ON MARCH 24, 1998, IN ORDER TO AVOID A PROBABLE DISRUPTION TO THE COMPANY'S BUSINESS AND THE SUBSTANTIAL EXPENSES ASSOCIATED WITH A PROXY CONTEST, THE COMPANY'S ENTERED INTO A SETTLEMENT AGREEMENT WITH THE SHAREHOLDERS COMMITTEE, PURSUANT TO

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

WHICH THE SHAREHOLDERS COMMITTEE AND ITS NOMINEES AGREED TO WITHDRAW THE PRELIMINARY PROXY STATEMENT AND ALSO AGREED TO CERTAIN OTHER COVENANTS AND LIMITATIONS. PURSUANT TO THE TERMS OF THE SETTLEMENT AGREEMENT, THE COMPANY REIMBURSED HEALTHMED $150,000 FOR THE THIRD PARTY EXPENSES RELATED TO ITS PROXY CONTEST. THIS MONEY WAS PAID IN MARCH 1998.

     OTHER -- ON APRIL 30, 1998, DR. DAVID H. KATZ FILED A COMPLAINT FOR DECLARATORY RELIEF AGAINST THE COMPANY SEEKING TO OVERTURN VARIOUS ACTIONS OF THE COMPANY, INCLUDING, BUT NOT LIMITED TO, THE STATUS OF CERTAIN OF HIS STOCK OPTIONS (SEE NOTE 2). ON OCTOBER 30, 1998, THE COMPANY FILED A CROSS-COMPLAINT AGAINST DR. KATZ SEEKING CERTAIN COMPENSATORY AND PUNITIVE DAMAGES. ON DECEMBER 21, 1998, DR. KATZ AMENDED HIS COMPLAINT TO INCLUDE AMONG OTHER THINGS, AN ALLEGED OPTION RIGHT BY HIS WIFE, A FORMER EMPLOYEE OF THE COMPANY, AND A DECLARATION OF THE COURT AS TO RIGHTS TO CERTAIN IGE TECHNOLOGIES.

     NEITHER THE COMPANY NOR ITS COUNSEL IS ABLE TO EXPRESS AN OPINION ON THE LIKELY OUTCOME OF THE ABOVE MATTERS WITH DR. KATZ, BUT THE COMPANY INTENDS TO DEFEND THE CLAIMS FROM, AND PURSUE ITS CLAIMS AGAINST, DR. KATZ VIGOROUSLY.

 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

                                                                 SEPTEMBER 30,
                                                          ----------------------------
                                                              1997            1998
                                                          ------------    ------------
Net operating loss carryforwards........................  $ 15,799,913    $ 18,544,270
Capitalized license fees................................     1,073,719       1,010,559
Research credit carryforwards...........................     1,960,022       2,570,352
Capitalized research and development costs..............       794,301         926,955
Other...................................................      (183,202)       (184,750)
                                                          ------------    ------------
Net deferred tax assets.................................    19,444,753      22,867,386
Valuation allowance for net deferred tax assets.........   (19,444,753)    (22,867,386)
                                                          ------------    ------------
Total...................................................  $    --         $    --
                                                          ============    ============

     The Company has provided a valuation allowance against the net deferred tax assets recorded as of September 30, 1997 and 1998 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2013. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which may be used in any year by the Company. As of September 30, 1998, the Company had $51,686,384 and $13,080,542 of federal and California net operating loss carryforwards, respectively.

 8. COMMITMENTS

     Operating Leases -- Prior to June 1998, the Company leased its facilities from MBI under a month-to-month operating lease. Beginning June 16, 1998, the Company entered into a facilities lease for two years with another company. Rent expense for the years ended September 30, 1996, 1997 and 1998 and the period from August 31, 1988 (inception) to September 30, 1998 was $410,391, $448,251,
$325,781 and $2,750,507, respectively.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Future minimum payments under non-cancelable operating leases are as follows:

                YEAR ENDING SEPTEMBER 30,
                -------------------------
1999......................................................  $353,652
2000......................................................   244,262
2001......................................................    23,318
2002......................................................     9,277
2003......................................................     6,185
                                                            --------
Total.....................................................  $636,694
                                                            ========

     Raw Materials -- In October, 1998, the Company selected CONDEA ChemieGmbH as manufacturer of the active ingredient in docosanol cream, n-docosanol 10% cream. The Company issued a non-cancelable purchase order for approximately $200,000 to supply sufficient quantities of n-docosanol to meet product launch requirements. The Company anticipates receipt of the product and accrual of the liability in the first quarter of fiscal 1999. See Note 10.

 9. EMPLOYEE SAVINGS PLAN

     The Company has an employee savings plan established pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 15% of their salary, subject to annual limits. The Company is not required to make matching contributions. The Company did not make any such contributions in fiscal years 1996, 1997 and 1998, nor has it made any such contributions since inception of the plan.

10. SUBSEQUENT EVENTS

     On November 20, 1998, the Company's Board of Directors approved the 1998 Stock Option Plan and a proposal to amend the Company's Articles of Incorporation to reapportion the number of authorized shares of common stock between Class A Common Stock and Class B Common Stock, (see Note 2). Each proposal above is subject to approval by the Company's shareholders and will be presented to the shareholders in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

     On December 22, 1998, the U.S. Food and Drug Administration ("FDA") issued a letter to the Company stating that the New Drug Application ("NDA") for docosanol 10% cream for the treatment of oral-facial herpes infections is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of the studies the Company submitted with the NDA. The Company intends to respond to the FDA's letter and based on the resulting discussions with the FDA, the Company will determine the best course of action.