Form 10-K405/A
period 1998-09-30
AVANIR PHARMACEUTICALS
filed 1999-02-02
CIK 858803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

                              COMMISSION FILE NO. 0-18734

                                 AVANIR PHARMACEUTICALS
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  CALIFORNIA                                     33-0314804
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO).
        INCORPORATION OR ORGANIZATION)

      9393 TOWNE CENTRE DRIVE, SUITE 200                           92121
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 4, 1999 in connection with the Registrant's annual meeting of stockholder's to be held on February 19, 1999 is incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE



     This Amendment on Form 10-K405/A amends the Registrant's Annual Report on Form 10-K405, as filed by the Registrant on January 4, 1999, and is being filed to amend the Independent Auditors' Report on the Registrant's financial statements (the "Amendment"), dated December 24, 1998, to modify the previous explanatory paragraphs concerning litigation and the existence of substantial doubt about the Company's ability to continue as a going concern. The Amendment also reflects expanded footnote disclosures concerning the Registrant's ability to continue as a going concern, management's plan for addressing those matters and an unaudited subsequent events note describing a recent financial arrangement entered into by the Company.

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

                                  RISK FACTORS


     Development Stage Company and Going Concern Uncertainties; Explanatory Paragraph in Independent Auditors' Report for the Fiscal Year Ended September 30, 1998; History of Continuing Losses. The Company's independent auditors have included an explanatory paragraph in their report issued in connection with their audit of the Company's financial statements as of and for the fiscal year ended September 30, 1998 that refers to the Company's activities as those of a development stage enterprise, as well as the Company's ability to continue as a going concern. Through September 30, 1998 the Company has generated only limited revenues. Primarily as a result of expenses incurred in organizational and research and development activities, the Company has incurred net losses aggregating approximately $53.6 million from its inception through September 30, 1998. Since September 30, 1998, the Company has incurred operating losses, and anticipates that it will continue to incur substantial operating losses until such time, if ever, that the Company achieves significant revenue from its products. There can be no assurance that the Company will be able to successfully implement its marketing strategy or achieve significant revenues or profitable operations. Potential investors should be aware of the problems, delays, expense, and difficulties encountered by any company in the development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development and formulation, clinical testing, regulatory compliance, production and marketing, additional costs and competition. There can be no assurance that the Company's proposed products, if fully developed and if required regulatory approvals are obtained, can be successfully marketed or that the Company will ever achieve significant revenues or profitable operations. The above factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance if the above factors are met that the Company will be able to continue as a going concern.


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


                                                                                                        FROM
                                               YEARS ENDED SEPTEMBER 30,                          AUGUST 31, 1988
                         ---------------------------------------------------------------------     (INCEPTION) TO
                            1994           1995          1996           1997          1998       SEPTEMBER 30, 1998
                         -----------   ------------   -----------   ------------   -----------   ------------------
STATEMENT OF OPERATIONS
  DATA
  Revenues.............  $ 1,016,719   $    884,589   $ 4,158,038   $  1,547,554   $   590,728      $10,139,298
  Net loss.............   (4,813,341)   (10,173,001)   (6,130,241)   (11,109,242)   (8,210,548)     (53,615,988)
  Net loss per share
    (1)................  $     (0.19)  $      (0.35)  $     (0.19)  $      (0.30)  $     (0.21)
  Weighted average
    number of common
    shares outstanding
    (1)................   25,166,958     29,338,418    32,072,944     36,779,774    39,519,609

BALANCE SHEET DATA:
  Cash, cash
    equivalents and
    Short-term
    investments........  $17,402,896   $ 10,035,727   $20,374,010   $ 14,428,834   $ 6,508,341
  Working capital......   16,837,299      8,567,966    13,759,577     11,336,627     4,819,830
  Total assets.........   18,244,299     10,954,043    22,846,879     15,727,495     7,653,800
  Convertible notes
    payable............                                 5,721,087      2,415,461     1,000,000
  Total liabilities....      847,904      1,705,443     7,778,760      3,433,569     2,064,485
  Stockholders'
    equity.............   17,396,395      9,248,600    15,068,119     12,293,926     5,589,315


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


     Since inception, the Company has experienced negative cash flows from operations, and the Company believes that negative cash flows from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Whether or not the Company receives marketing approval of docosanol cream from the FDA, the Company anticipates that its cash requirements will be substantial for the fiscal year ending September 30, 1999 ("fiscal 1999"). The Company had available cash, cash equivalents and short term investments of approximately $5.4 million at November 30, 1998. The Company's available funds will not be sufficient to permit the Company to potentially conduct an additional clinical trial as may be required by the FDA, to implement its marketing plan for docosanol cream, if ultimately approved, or to successfully complete development or commercialize any of its other proposed products or to in-license technologies for further development. Accordingly, the Company needs to raise funds to provide the Company the necessary funding to continue its development programs. The Company is evaluating alternatives for financing operating activities through the sale of the Company's Class A Common Stock or instruments convertible into Class A Common Stock. There can be no assurance that the Company can come to favorable terms, enter into final agreements with the investors, or that the conditions of obtaining the financing will be satisfied. Such financing activities could result in significant dilution to stockholders. The Company may also have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize its other products. There can be no assurance that the Company can successfully obtain such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of its proposed products on acceptable terms. On January 22, 1999, the Company entered into an investment agreement for an equity line with a private investment firm. The equity line allows the Company to sell up to $10 million of Class A Common Stock over a two-year period. The investor's purchase commitment during any purchase period is limited to the lesser of $1,000,000 or 12% of the aggregate dollar volume of shares traded in qualifying trading days during the investor's purchase period, which is approximately one month. The Company must meet certain conditions to draw on the equity line, including, but not limited to: (i) a minimum trading price of the Company's Class A Common Stock of $1.00 per share equitably adjusted for stock splits, stock dividends, combinations, and similar transactions, and (ii) the Class A Common Stock shall have been designated on the NASDAQ National Market and shall be qualified to trade. See Note 11 (unaudited) to the Financial Statements.

     The continued existence of the Company is dependent upon receiving additional financing from time-to-time until it begins to generate positive cash flows from operations. No assurance can be given that the Company will be successful in obtaining additional debt and/or equity financing or locating new strategic partners, or that it will be able to generate positive cash flows from operations. Failure to raise additional capital, or to enter into such arrangements in a timely manner would materially and adversely affect the Company.


RECENT ACCOUNTING PRONOUNCEMENTS


     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending September 30, 1999. The Company does not expect this pronouncement to materially impact the Company's current reporting and disclosures.


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


Date: February 1, 1999

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


                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

            /s/ GERALD J. YAKATAN, PH.D.                   President and Chief       February 1, 1999
-----------------------------------------------------  Executive Officer (Principal
              Gerald J. Yakatan, Ph.D.                      Executive Officer)

                /s/ GREGORY P. HANSON                  Vice President, Finance and   February 1, 1999
-----------------------------------------------------    Chief Financial Officer
                  Gregory P. Hanson                      (Principal Financial and
                                                           Accounting Officer)

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



     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise as of September 30, 1998. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception and has not yet received regulatory approval for its product. These factors and the lack of financing at September 30, 1998 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


     Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and has not yet received product approval from the FDA on its NDA. As a result, the Company has delayed obtaining adequate financing. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is in the process of seeking financial arrangements to secure sufficient funds to support its research and development activities in the coming year. See Note 11. Additionally, the Company intends to determine the additional product approval requirements of the FDA for commercializing a topical treatment for oral-facial herpes, and, based on the results, the Company will decide the best course of action. See Note 10.


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

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Depreciation expense for the years ended September 30, 1996, 1997 and 1998 and the period from August 31, 1988 (inception) to September 30, 1998 was $87,939, $106,283, $122,221 and $495,172, respectively.

     The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write-down is recorded to reduce the asset to its estimated fair value. The Company has not incurred any impairment losses on its long-lived assets.

     Patent Costs -- Legal expenses incurred in connection with applications for patents are capitalized. Amortization of the costs of approved patent applications is provided over the useful lives of the patents. For patent applications that are abandoned, accumulated costs are charged to expense.


     Debt Issue Costs -- Debt issue costs represent costs related to the issuance of the Convertible Note on February 26, 1997 (the "1997 Note") and the Convertible Notes issued in fiscal year 1996 (the "95/96 Notes"). The debt issue costs are amortized over the life of the notes to the extent that the notes are not converted or repaid (see Note 3). The Company recorded debt issue costs in the amount of $519,809 in connection with the 1997 Note. Included in the total debt issue costs in connection with the 1997 Note is a non-cash amount of $223,750 which represents the issuance of the Class H Stock Purchase Warrants in exchange for finders fee services. As of September 30, 1998, $125,521 of debt issue costs were amortized and $356,712 were reclassified to stock issue costs in connection with conversion of the 1997 Note. The debt issue costs related to the 95/96 Notes have been fully amortized or reclassified to stock issue costs in connection with the conversion of the 95/96 Notes (see Note 3).


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

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     On June 1, 1998, Dr. Katz gave notice to the Company of his intent to exercise his options to purchase 375,000 shares of Class B Common Stock. However, in June 1996, Dr. Katz signed an agreement not to exercise these options until an adequate number of shares of Class B Common Stock were available. Dr. Katz maintains, however, that this letter agreement was signed with the understanding that the Company would obtain authorization for the requisite additional shares needed at the next (1997) annual shareholders meeting, which was not done. On November 20, 1998, the Company's Board of Directors approved a proposal to be presented to the Company's shareholders for approval in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, to amend the Company's Articles of Incorporation to reapportion the allocation of the Company's authorized shares of common stock to allow for a sufficient number of shares of Class B Common Stock underlying all Class B Stock Options.

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


11. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT



     Investment Agreement -- On January 22, 1999, the Company entered into an investment agreement for an equity line with a private investment firm. The equity line allows the Company to sell up to $10 million of Class A Common Stock over a two-year period. The investor's purchase commitment during any purchase period is limited to the lesser of $1,000,000 or 12% of the aggregate dollar volume of shares traded in qualifying trading days during the investor's purchase period, which is approximately one month. The Company must meet certain conditions to draw on the equity line, including, but not limited to: (i) a minimum trading price of the Company's Class A Common Stock of $1.00 per share equitably adjusted for stock splits, stock dividends, combinations, and similar transactions, and (ii) the Class A Common Stock shall have been designated on the NASDAQ National Market and shall be qualified to trade.