Form 10-Q
period 1998-12-31
AVANIR PHARMACEUTICALS
filed 1999-02-16
CIK 858803

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



       For the quarter ended DECEMBER 31, 1998 Commission File No. 0-18734



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


The number of shares of Common Stock of the Registrant issued and outstanding as of February 12, 1999:

         Class A Common stock, no par value                  40,941,292
         Class B Common stock, no par value                      49,000


--------------------------------------------------------------------------------

                             AVANIR PHARMACEUTICALS

                                    FORM 10-Q

                     For the quarter ended December 31, 1998

                                      Index


PART I.  FINANCIAL INFORMATION                                                Page
Item 1.  Financial Statements

         Balance Sheets at December 31, 1998 and September 30, 1998 .......    3

         Statements of Operations for the three months ended December 31,
         1998 and 1997 and for the period from August 31, 1988
         (Inception) to December 31, 1998 .................................    4

         Statements of Cash Flows for the three months ended December
         31, 1998 and December 31, 1997 and for the period from August
         31, 1988 (Inception) to December 31, 1998 ........................    5

         Notes to Financial Statements ....................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   19

Item 4.  Submission of Matters to a Vote of Security Holders ..............   20

Item 6.  Exhibits and Reports on Form 8-K .................................   20

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             DECEMBER 31,       SEPTEMBER 30,
ASSETS                                                           1998               1998
                                                             ------------       ------------
CURRENT ASSETS:
     Cash and cash equivalents                               $  4,469,672       $  6,508,341
     Interest receivable                                           17,366             93,763
     Inventory                                                    111,901
     Prepaid and other                                            243,289            282,211
                                                             -------------------------------

           Total current assets                                 4,842,228          6,884,315
PROPERTY - at cost (less accumulated depreciation of
           $412,841 and $400,719)                                 257,415            251,486
PATENT COSTS (less accumulated amortization of
           $80,579 and $74,813)                                   449,369            450,038
DEFERRED COSTS                                                    106,877             37,577
OTHER ASSETS                                                      186,929             30,384
                                                             -------------------------------

           TOTAL                                             $  5,842,818       $  7,653,800
                                                             ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Convertible notes payable                                                  $  1,000,000
     Accounts payable                                        $    549,406            528,471
     Accrued expenses and other liabilities                       489,060            325,594
     Accrued compensation and payroll taxes                       185,194            210,420
                                                             -------------------------------

           Total current liabilities                            1,223,660          2,064,485

STOCKHOLDERS' EQUITY
     Preferred Stock - 10,000,000 shares authorized;
                       no shares issued and outstanding
     Common stock - no par value:
       Class A - 99,490,000 shares authorized;
                 40,941,292 and 39,814,017 issued and
                 outstanding                                   60,214,706         59,179,721
       Class B - 510,000 shares authorized; 49,000
                 shares issued and outstanding
                 (convertible into Class A Common
                 Stock)                                            25,582             25,582
     Deficit accumulated during development stage             (55,621,130)       (53,615,988)
                                                             -------------------------------

           Total stockholders' equity                           4,619,158          5,589,315
                                                             -------------------------------

           TOTAL                                             $  5,842,818       $  7,653,800
                                                             ===============================

See notes to the financial statements.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED             AUGUST 31, 1988
                                                   DECEMBER 31,               (INCEPTION) TO
                                         -------------------------------       DECEMBER 31,
                                            1998               1997                1998
                                         ------------       ------------      ---------------
REVENUES:
     License fees/contract services                                            $  4,507,625
     Federal research grants                                                        940,646
     Interest and other                  $     71,842       $    219,759          4,762,869
                                         ------------       ------------       ------------

         Total revenues                        71,842            219,759         10,211,140

EXPENSES:
     Research and development                 594,670            883,561         35,826,775
     General and administrative               792,118            642,006         22,062,332
     Sales and marketing                      687,580                             1,358,277
     Litigation settlement                                                          783,899
     Interest                                   2,616             35,239          5,267,717
     Cost of contract services                                                      533,270
                                         ------------       ------------       ------------

         Total expenses                     2,076,984          1,560,806         65,832,270
                                         ------------       ------------       ------------

NET LOSS                                 $ (2,005,142)      $ (1,341,047)      $(55,621,130)
                                         ============       ============       ============

NET LOSS PER SHARE                       $      (0.05)      $      (0.03)
                                         ============       ============

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                         40,776,400         38,898,947
                                         ============       ============


See notes to the financial statements.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED           AUGUST 31, 1988
                                                                          DECEMBER 31,               (INCEPTION) TO
                                                               -------------------------------        DECEMBER 31,
                                                                   1998               1997               1998
                                                               ------------       ------------      ---------------
OPERATING ACTIVITIES:                                          $ (2,005,142)      $ (1,341,047)      $(55,621,130)
   Net loss
   Adjustments to reconcile net loss to net cash used
   for operating activities:
   Depreciation and amortization                                     34,689             59,668            979,338
   Non-cash interest expense                                         17,620                             4,294,307
   Technology license fee                                                                               3,545,713
   Compensation paid with common stock and stock options              7,418                               658,020
   Compensation forgiven by stockholder                                                                    66,923
   Imputed interest on technology license fee                                                              82,613
   Changes in assets and liabilities:
   Interest receivable                                               76,397           (101,432)           (17,366)
   Inventory                                                       (111,901)                             (111,901)
   Prepaid and other                                               (117,623)            77,409           (430,218)
   Organizational costs                                                                                   (20,242)
   Deferred costs                                                  (106,877)                             (106,877)
   Accounts payable                                                  20,935            (29,196)           549,406
   Accrued expenses and other liabilities                           163,466                               489,060
   Accrued compensation and payroll taxes                           (25,226)            48,040            185,194
                                                               ------------       ------------       ------------
Net cash used for operating activities:                          (2,046,244)        (1,286,558)       (45,457,160)
INVESTING ACTIVITIES:
   Patent costs                                                      (5,097)             4,545           (529,948)
   Capital expenditures                                             (34,846)           (87,690)          (783,634)
                                                               ------------       ------------       ------------
     Net cash used for investing activities                         (39,943)           (83,145)        (1,313,582)
FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock              47,518             33,913         39,299,795
   Proceeds from issuance of convertible notes payable                                                 19,500,000
   Debt issue costs                                                                                    (1,067,410)
   Repayment of convertible notes payable                                                              (2,673,217)
   Stock issue costs                                                                                   (2,913,703)
   Advances for purchase of common stock                                                                  125,000
   Collection of notes receivable for common stock                                                         14,525
   Proceeds from stockholders loans                                                                       322,788
   Repayment of stockholder loans                                                                        (322,788)
   Proceeds from issuance of subordinated notes payable -
   net of issue costs                                                                                     538,750
   Repayment of subordinated notes payable                                                               (625,000)
   Payment on technology license fee                                                                     (958,326)
                                                               ------------       ------------       ------------
     Net cash provided by financing activities                       47,518             33,913         51,240,414
                                                               ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (2,038,669)        (1,335,790)         4,469,672
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  6,508,341         14,428,834
                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,469,672       $ 13,093,044       $  4,469,672
                                                               ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                     $     45,155       $  1,107,492
                                                               ============       ============       ============



See notes to the financial statements.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.       BASIS OF PRESENTATION

         The unaudited financial statements presented in this quarterly report have been prepared in accordance with the instructions to Form 10-Q under
Section 13 or 15(d) of the Securities Exchange Act of 1934. These statements should be read with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998. In management's opinion, the financial statements include all adjustments, consisting only of normal recurring accruals that are necessary to summarize fairly the Company's financial position as of December 31, 1998, and the results of operations for the three months ended December 31, 1998 and from August 31, 1988 (Inception) to December 31, 1998. The results of operations for the three months ended December 31, 1998, may not be indicative of the results that may be expected for the year ending September 30, 1999.

2.       GOING CONCERN

         The report from the Company's auditors for the fiscal year ended September 30, 1998 contains an explanatory paragraph relating to the status of the Company's ability to continue as a going concern. The Company has incurred net losses since inception and has not yet received product approval from the U.S. Food and Drug Administration ("FDA") on its New Drug Application ("NDA") for docosanol cream. Based on these results, the Company delayed obtaining additional financing. These factors and the lack of financing at September 30, 1998 raised substantial doubt about the ability of the Company to continue as a going concern. As part of management's plan to secure sufficient funds to support research and development activities and operations in the current year, the Company entered into an investment agreement for an equity line on January 22, 1999. See Note 12. Additionally, the Company is in the process of seeking other financial arrangements to secure sufficient funding to meet its needs for the upcoming year. Following an upcoming meeting in mid-March 1999 with the FDA, the Company intends to determine what additional evidence may be needed for marketing approval of an oral-facial herpes prescription product. These requirements could result in an unacceptable delay and incremental cost before marketing approval could be achieved. See Note 11. If the time and cost of obtaining additional evidence is determined to be unacceptable to the Company, we intend to evaluate an alternative form of product for cold sores and fever blisters that complies with the over-the-counter regulatory requirements. Our objective is to have the product available for sale to the public in the 1999 calendar year.

3.       ESTIMATES

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

4.       RECLASSIFICATIONS

         Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



5.       INVENTORY

         In November 1998, the Company purchased the active ingredient in docosanol cream at a cost of $223,800. The Company has estimated 50% of the raw materials purchased as a current asset as it intends to manufacture and sell this portion of the raw materials within the next year. The remaining 50% of the raw materials inventory is classified on the Company's balance sheet as part of other assets. The inventories are carried at the lower of cost (first-in, first-out) or market.

6.       DEFERRED COSTS

         At December 31, 1998, deferred costs of $106,877 represent fees paid in connection with the Company's efforts in seeking certain financing arrangements.

7.       CONVERTIBLE NOTE PAYABLE

         On February 26, 1997, the Company issued a $6,000,000 Convertible Note Payable (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note was convertible into an aggregate maximum of 7,257,465 shares of Class A Common Stock. Additionally, up to 3,628,732 non-detachable Class G Stock Purchase Warrants were issuable upon conversion of the principal balance of the 1997 Note. Through October 30, 1998, the Company issued an aggregate of 4,060,904 shares of Class A Common Stock and 2,030,455 non-detachable Class G Stock Purchase Warrants in connection with the conversion of the entire principal balance and accrued interest of the 1997 Note. The Company has no further obligations under the 1997 Note.

         The 1997 Note accrued interest at an annual rate of 7% beginning August 26, 1997 and was due and payable on February 26, 2000 if and to the extent the 1997 Note was not previously converted. The Company has recognized the stated 7% annual interest ratably over the term of the 1997 Note. The 1997 Note was convertible (subject to the maximum share limitations) at the option of the holder into shares of Class A Common Stock at a price equal to 85% of the market price per share (as defined in the 1997 Note) on the date of conversion. Additionally, the holder was entitled to receive (i) a non-detachable Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of non-detachable Class G Stock Purchase Warrants in the event that the Company prepaid the 1997 Note. Each Class G Stock Purchase Warrant is exercisable five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

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

8.       STOCKHOLDERS' EQUITY

            Preferred Stock - The Company has 10,000,000 shares of preferred stock authorized. At December 31, 1998, there were no shares of preferred stock issued and outstanding.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



         Class A Common Stock - Between October 1, 1998 and October 30, 1998, the Company issued an aggregate of 1,091,213 shares of Class A Common Stock and 545,607 non-detachable Class G Stock Purchase Warrants from the conversion of the remaining $1,000,000 principal balance of the 1997 Note plus accrued interest. See Note 7.

9.       NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires the presentation of EPS to reflect both the "Basic EPS" as well as "Diluted EPS" on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128. Based on the Company's continuing net losses, implementing SFAS No. 128 has not had a material impact on the Company's net loss per share.

10.      LITIGATION

         David H. Katz, M.D., the Company's former president and chief executive officer and a director, together with his wife, Lee R. Katz, filed a Complaint for Declaratory Relief on April 30, 1998 and amended the complaint on December 21, 1998 (the "Katz Complaint"). The Katz Complaint seeks to overturn various actions of the Company, including, but not limited to, the status of certain of his and his wife's stock options, and a declaration of the Court as to rights to certain IgE technologies.

         On October 30, 1998, the Company filed a cross-complaint against Dr. Katz seeking certain compensatory and punitive damages. Neither the Company nor its counsel is able to express an opinion on the likely outcome of the above matters with Dr. Katz, but the Company intends to defend the claims from, and pursue its claims against, Dr. Katz vigorously. The Court has scheduled a trial in this matter to begin on June 18, 1999, and the parties currently are engaged in discovery and trial preparation.

11.      FDA DECISION

         On December 22, 1998, the Company received a letter from the FDA stating that the NDA for docosanol 10% cream for the treatment of oral herpes infections is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of the studies the Company submitted with the NDA. Following discussions with the FDA, a formal request for a meeting was filed and a meeting with the FDA has been scheduled for the third week in March.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



12.      SUBSEQUENT EVENTS

         Investment Agreement - On January 22, 1999, the Company entered into an investment agreement for an equity line with a private investment firm. The equity line allows the Company to sell up to $10 million of Class A Common Stock over a two-year period. The investor's purchase commitment during any purchase period is limited to the lesser of $1,000,000 or 12% of the aggregate dollar volume of shares traded in qualifying trading days during the investor's purchase period, which is approximately one month. The Company must meet certain conditions to draw on the equity line, including, but not limited to: (i) a minimum trading price of the Company's Class A Common Stock of $1.00 per share equitably adjusted for stock splits, stock dividends, combinations, and similar transactions, and (ii) the Class A Common Stock shall have been designated on the NASDAQ National Market to be qualified to trade.

         Related Party Transaction - On February 5, 1999, the Company entered into a letter of intent, subject to approval of a definitive agreement, with IriSys Research and Development, LLC ("IriSys") to license the worldwide rights to a new drug to treat a condition associated with Amyotrophic Lateral Sclerosis
(ALS). The terms of the agreement, if approved, would require the Company to make milestone payments in cash or stock to IriSys for successful filings of an NDA and subsequent marketing approvals by the FDA. Dr. Gerald Yakatan, the Company's president and chief executive officer, founded IriSys in 1996. Based in San Diego, IriSys is a privately held company that engages in contract formulation development. Dr. Yakatan is chairman and a major shareholder of IriSys.

         Nasdaq National Market - On February 8, 1999, the Company received notice from The Nasdaq Stock Market, Inc., notifying the Company that it had failed to meet the maintenance standard of the Nasdaq National Market System, of a minimum closing bid price of the Company's Class A Common Stock of greater than or equal to $1.00 within the previous thirty (30) consecutive business days. The letter indicates that the 90-day period to regain compliance will end May 10, 1999. The Company's Class A Common Stock needs to trade at or above $1.00 per share for ten (10) consecutive trading days within this 90-day compliance period to continue to be listed on the Nasdaq National Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains forward-looking statements concerning future events or performance of the Company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe" or "expect". Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our other SEC filings. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

         Avanir Pharmaceuticals (the "Company" or "we") is a development stage company. Since inception in August 1988, the Company was organized to discover, develop and market novel therapeutic products to treat human diseases, and has operated in one business segment-pharmaceutical product development. We have moved closest to the commercialization endpoint with n-docosanol 10% cream ("docosanol cream") as a topical treatment for oral-facial herpes (cold sores or fever blisters). Docosanol cream is a therapeutic compound developed by Company scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. On December 22, 1998, we received a letter from the U.S. Food and Drug Administration ("FDA") stating that the New Drug Application ("NDA") for docosanol cream is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies that we submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. There can be no assurance that our discussions with the FDA will result in a change in decision. Furthermore, there can be no assurance that we will be able to finance the additional clinical trials that may be required by the FDA with respect to docosanol cream, or that the FDA will ultimately grant marketing approval.

         We have scheduled a meeting with the FDA in the third week of March 1999. Following the meeting with the FDA, we will determine whether the additional requirements needed for approval of docosanol cream as a prescription product for oral-facial herpes would result in an unacceptable delay and incremental cost before marketing approval could be achieved. If such a conclusion is reached, the Company intends to evaluate an alternative form of product for cold sores and fever blisters that complies with over-the-counter regulatory requirements, with the objective of having a product available for sale to the public in the 1999 calendar year.

         Our business is subject to significant risks including those described below under the section entitled "Risk Factors".

RESULTS OF OPERATIONS

NET LOSSES

         During the three months ended December 31, 1998 (the "1998 three months") the Company incurred net losses of $2.0 million compared to $1.3 million during the three months ended December 31, 1997 (the "1997 three months").

REVENUES

         Revenues consisting of interest and other income were $72,000 during the 1998 three months compared to $220,000 during the 1997 three months. The decrease in revenues in the 1998 three months corresponds to the decrease in the Company's cash and cash equivalents available for investment during the period.

EXPENSES

         Research and development expenses decreased to $595,000 in the 1998 three months from $884,000 in the 1997 three months. The decrease in expenses in the 1998 three months is due to fewer activities related to docosanol cream and preparation costs of the NDA that was submitted to the FDA during the 1997 three months that were not incurred in the 1998 three months.

         General and administrative expenses increased to $792,000 in the 1998 three months from $642,000 in the 1997 three months. The increase in expenses during the 1998 three months is primarily related to legal fees associated with our defense of claims asserted by David H. Katz, M.D. former president and chief executive officer and a director of the Company. (see "Legal Proceedings"). Also contributing to the increased expenses in the quarter are costs related to the Special Shareholder's meeting held in November 1998 where shareholders approved the changing of the name of the Company to AVANIR Pharmaceuticals, and increased fees from our independent auditors. Partially offsetting the increased expenses in the 1998 three months are decreased costs of facilities rent and related expenses due to the relocation of the Company's headquarters to a smaller and lower cost facility in June 1998.

         Prior to the fourth quarter of fiscal 1998, we had not incurred costs related to sales and marketing efforts. During the 1998 three months, sales and marketing expenses were $688,000, which related to formation of a sales and marketing staff and preparation for launch of docosanol cream.

         Interest expense decreased to $3,000 in the 1998 three months from $35,000 in the 1997 three months. The decrease in interest expense related to lower accrued interest on the convertible note due to the conversion of the convertible note payable in October 1998. See Note 7 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed operations primarily through the sale of equity and convertible debt securities and stockholder loans. Net cash provided by financing activities from inception through December 31, 1998 was $51.2 million.

         At December 31, 1998, we had available cash, cash equivalents and short-term investments of $4.5 million and working capital of $3.6 million, as compared to $6.5 million and $4.8 million, respectively, at September 30, 1998. The decrease in cash, cash equivalents and working capital during the 1998 three months was due to cash used to fund operating activities as discussed in "Results of Operations".

         Net cash used to fund operating activities during the 1998 three months increased to $2.0 million from $1.3 million during the 1997 three months. The increase is related to higher net losses in the 1998 three months as discussed in "Results of Operations". In addition, $35,000 of cash was utilized for capital expenditures during the 1998 three months.

         At September 30, 1998, there was $1,000,000 of convertible note payable outstanding. During the 1998 three months, the note holder converted the remaining principal balance of this note into shares of Class A Common Stock. See Note 7 to the Financial Statements.

         Since inception, we have experienced negative cash flows from operations, and we believe that negative cash flows from operations will continue for the foreseeable future, and that outside sources of funding will continue to be required. Whether or not the we receive marketing approval of docosanol cream from the FDA, we expect our cash requirements will be substantial for the fiscal year ending September 30, 1999. At December 31, 1998, we had available cash, cash equivalents and short term investments of approximately $4.5 million. Our available funds will not be sufficient to permit us to conduct an additional clinical trial as may be required by the FDA, to implement our marketing plan for docosanol cream, if ultimately approved, or to successfully complete development or commercialize successfully any of our other proposed products or to in-license technologies for further development. Accordingly, we will need to raise funds to provide the Company with the necessary funding to continue its development programs.

         On January 22, 1999, we entered into an investment agreement for an equity line with a private investment firm. The equity line allows us to sell up to $10 million of Class A Common Stock over a two-year period. The investor's purchase commitment during any purchase period is limited to the lesser of $1,000,000 or 12% of the aggregate dollar volume of shares traded in qualifying trading days during the investor's purchase period, which is approximately one month.

         Certain conditions must be met to draw on the equity line, including, but not limited to:

         - a minimum trading price of the Company's Class A Common Stock of $1.00 per share equitably adjusted for stock splits, stock dividends, combinations, and similar transactions,

         - the Class A Common Stock shall have been designated on the Nasdaq National Market and shall be qualified to trade. See "Risk Factors" and Note 12 to the Financial Statements.

         We are currently evaluating alternatives for other sources of financing our research and development and operating activities through the sale of our Company's Class A Common Stock or instruments convertible into Class A Common Stock. There can be no assurance that we can negotiate or obtain favorable terms, enter into final agreements with the investors, or that the conditions of obtaining the financing will be satisfied. Such financing activities could result in significant dilution to stockholders. We may also have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize our other products. There can be no assurance that we can obtain successfully such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of our drugs on acceptable terms. Failure to raise additional capital, or enter into such arrangements in a timely manner could materially and adversely affect the Company's business, financial condition and results of operations.

         We have received notice from the Nasdaq Stock Market, Inc. that we are not presently in compliance with certain Nasdaq National Market maintenance standards needed to remain listed on the Nasdaq National Market system. In order to avoid a possible delisting, our Class A Common Stock must trade at or above $1.00 for ten (10) consecutive trading days during the ninety day (90) period ending May 10, 1999. See "Risk Factors" and Note 12 to the Financial Statements.

         Our continued existence of the Company is dependent upon receiving additional financing from time-to-time until we begin to generate positive cash flows from operations. No assurance can be given that we will be successful in obtaining additional debt and/or equity financing or locating new strategic partners, or that we will be able to generate positive cash flow from operations. Failure to raise additional capital, or to enter into such arrangements in a timely manner would materially and adversely effect the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for the Company for the year ending September 30, 2000. Interim reporting of this standard will be required. We have not yet assessed the effect of this standard on our current reporting and disclosures.

IMPACT OF THE YEAR 2000 ISSUE

BACKGROUND

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result such systems will recognize the Year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

AVANIR'S YEAR 2000 PROGRAM

         We are aware of issues associated with the programming code in existing computer systems as the Year 2000 approaches and we have implemented a Year 2000 program ("Y2K Program") for our internal systems that includes four phases:

         1.   implementation,

         2.   assessment (including prioritization and pre-testing);

         3.   remediation (including modification, upgrading and replacement)

         4.   testing.

         We are also reviewing the Year 2000 readiness of third parties essential to our operations. Additionally, we periodically revise our existing business interruption contingency plans to address issues relating to the Year 2000 problem.

         We have completed the assessment of our computer systems and are currently in the remediation and testing phase. We are currently assessing the Year 2000 risks with respect to issues not related to our internal business systems and intend to have completed all four phases of our Y2K Program by June 30, 1999. Management receives periodic updates on the status of the Company's Y2K Program.

INTERNAL BUSINESS SYSTEMS

         The assessment phase of the Y2K Program with respect to our internal business systems, software and applications has been completed. We are currently modifying and testing all components for compliance and estimate that all such modification and testing will be completed by June 30, 1999. The total cost of the modification and testing is estimated to be approximately $25,000.

INTERFACES WITH THIRD PARTIES

         We have received notification from certain major vendors indicating their systems are Year 2000 compliant. Additionally, we intend to initiate formal communications with our current partners and other third parties essential to the future marketing, distribution and manufacturing of docosanol cream and other third parties with whom we have material relationships to assess their risks with respect to Year 2000 issues. We intend to:

         1. determine the extent to which we are vulnerable to any failure by such third parties to remediate their respective Year 2000 problems; and

         2.   resolve such problems to the extent practicable

         At this time, we are not aware of any material Year 2000 issues with respect to dealings with third parties, however, the assessment of the risks of such third parties is in the early stage of review.

ESTIMATED YEAR 2000 COSTS

         As indicated above, we estimate that the total cost of achieving Year 2000 readiness for our internal systems and equipment will be approximately $25,000. We do not believe that additional costs of our Y2K Program will be material beyond the cost of modifications to the internal business systems. The internal software packages crucial to our daily operations are Year 2000 compliant. We have funds budgeted in the current fiscal year to devote to the Y2K Program.

CONTINGENCY PLANS

         In the event that Year 2000 issues were to disrupt the Company and our operations, such disruption may have a material impact on the Company and our results of operations. Given that no significant issues have arisen based on the assessments to date, we have identified a preliminary contingency plan and are prepared to make necessary corrections to our systems in the event a problem should occur. We will continue to assess the Year 2000 compliance issue on an on-going basis, including monitoring and testing any new vendor's products and conducting surveys within the Company and with third parties to ensure that Year 2000 issues are resolved in a timely manner.

RISK FACTORS

         Development Stage Company and Going Concern Uncertainties; Explanatory Paragraph in Independent Auditors' Report for the Fiscal Year Ended September 30, 1998;History of Continuing Losses. In our financial statements for the fiscal year ended September 30, 1998, our independent auditors refer to our activities as those of a development stage enterprise as well as our ability to continue as a going concern. Development stage companies face various problems, delays, expenses and difficulties, many of which are difficult to control. We likely will encounter many unanticipated problems or challenges, including those relating to product development and formulation, clinical testing, regulatory compliance, production and marketing, additional costs and competition. From our inception through December 31, 1998, we have generated only limited revenues and have incurred net losses totaling approximately $55.6 million. These losses have resulted primarily from expenses relating to our organizational and research and development activities. We expect to continue to incur operating losses until such time that we can generate significant revenues from our proposed products. These products are not fully developed and still require regulatory approvals. Additionally, we may not successfully implement our marketing strategy or achieve significant revenues or profitable operations. These factors raise substantial doubt about our ability to continue as a going concern.

         Not-Approvable Letter on Docosanol Cream; No Assurance of FDA Approval. On December 22, 1998, we received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable." The letter indicated that:

         -    the FDA has completed its review;

         - we must submit additional evidence to substantiate the drug's effectiveness; and

         - one additional clinical trial may be sufficient to substantiate the efficacy findings of the studies that we have already submitted.

         According to the FDA, the other sections of the NDA were not the basis for the "not-approvable" action. These other sections include chemistry, manufacturing and controls, pharmacology/toxicology, and evidence for safety of docosanol cream for its proposed human use.

         We have scheduled a meeting with the FDA in the third week of March 1999 to discuss the NDA. We can give no assurance as to the possible outcome of our discussions with the FDA. Failure to receive FDA approval or a substantial delay in receiving FDA approval would affect materially and adversely our business and current business plan.

         Significant Capital Requirements; Need for Working Capital and Additional Financing. We will require capital reserves substantially greater than those currently on hand to commercialize docosanol cream (if approved by the FDA) and any other proposed products. Accordingly, we must raise additional capital or possibly collaborate with one or more large pharmaceutical companies or marketing organization to obtain the necessary financing and/or expertise to market docosanol cream and to obtain regulatory approvals, to complete clinical development, to manufacture and market other proposed products. We might not raise additional capital (or sufficient capital) or enter into other collaborative arrangements on acceptable terms necessary to further develop or commercialize docosanol cream or any other proposed products. Our ability to carry out our proposed operations will be materially limited if we fail to obtain required additional financing or to enter into additional collaborative arrangements for the continued development, manufacturing and distribution of our proposed products.

         Early Stage of Research Development; Unproven Products; Possible Loss of Product Development Costs. We might be successful in developing any of our research and development programs and potential products. In addition, we might not develop our potential products to:

         -    be safe and efficacious in clinical trials;

         - be more effective than formulated products based on existing or newly developed technologies;

         -    meet applicable regulatory standards;

         - demonstrate substantial therapeutic benefits in the treatment of any disease;

         - be capable of being produced in commercial quantities at reasonable costs; or

         -    be marketed successfully.

         Furthermore, the effectiveness of any of our technologies in pre-clinical studies performed in vitro or in animal models may not be relevant to the development of, or indicate the efficacy of, a proposed product for human use. Our drug development programs are subject to all the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funds that could result in the abandonment or substantial change in the development of a specific product. The development process for medical products is lengthy and capital intensive. We face substantial risks of failing to complete the development of our proposed products. Any of the following factors could affect materially and adversely our business operations: unsuccessful clinical trial results for proposed products; failure to complete product development successfully; or our decision, for economic or other reasons, not to complete the development of a particular product.

         Uncertainty of Sales Channel and Market Acceptance for Docosanol Cream. Pending our evaluation of the recent FDA decision, we currently intend to build integrated sales and marketing capacity to support the potential launch of docosanol cream (if approved by the FDA) as a prescription product. We also plan to seek additional products through in-licensing and co-promotion arrangements. Although our marketing plans currently are on hold, we are prepared to engage the services of an advertising agency for advertising and promotional materials to support a possible future product launch.

However, we might not develop effective advertising or increase the awareness of the disease, so that patients will seek medical treatment or select our product. In addition, if we continue to develop and eventually launch docosanol cream, then we will rely substantially on our sales organization. We will face difficulties in hiring and training sales staff in a timely fashion, because there is intense competition for competent sales staff. Our failure to implement an effective sales organization in a timely manner would affect materially and adversely our business. Market acceptance for docosanol cream as a topical treatment for oral-facial herpes is uncertain. We might not attain a level of sales sufficient to sustain our operations.

         Uncertainty of Ability to Acquire In-licensed Technologies. We intend to become a licensing and development company with products at various stages of the drug development pipeline. To achieve this objective, we must acquire and/or in-license new products and technologies to further develop, market and/or sublicense to others. We will face intense competition for these in-licensed products and we might not locate suitable products to fit our strengths or obtain them on acceptable terms.

         Uncertainty of Ability to Meet Listing Requirements; Possible Delisting by the Nasdaq National Market. Our Class A Common Stock trades on the Nasdaq National Market System. To comply with the listing and maintenance requirements of the Nasdaq National Market, the Nasdaq rules provide that:

         - the minimum bid price of an issuer's trading security must trade at or above $1.00 and

         -    the issuer must maintain net tangible assets of $4 million.

         If the minimum bid price falls below $1.00 for thirty (30) consecutive business days, then Nasdaq will notify the issuer that it has ninety (90) calendar days from the date of notification to comply with the applicable continued inclusion standard. In this case, the issuer can comply by having a minimum bid price at or above $1.00 for a minimum of ten (10) consecutive business days during the 90-day compliance period. On February 8, 1999, we received notice from Nasdaq that the minimum bid price of our Class A Common Stock had failed to maintain the maintenance standard of a closing bid price of greater than or equal to $1.00 during the previous thirty (30) consecutive business days. The letter indicates that the 90-day period to regain compliance will end May 10, 1999. Our Class A Common Stock needs to trade at or above $1.00 per share for ten (10) consecutive trading days within this 90-day compliance period to continue to be listed on the Nasdaq National Market. If Nasdaq delists our Class A Common Stock from the Nasdaq National Market System, then we may face significant difficulties in raising additional capital on favorable terms, if at all. Delisting also will negatively affect shareholder liquidity.

         Government Regulation. Governmental authorities in the U.S. (including the FDA) and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. Accordingly, we may not obtain regulatory approval for any of our proposed products. We are using a significant portion of our financial resources for research and development and the clinical trials necessary to obtain such approvals for our products. Although we intend to do so, we may not identify and enter into additional collaborative arrangements with pharmaceutical companies to provide the financing necessary to complete the required testing and regulatory review processes necessary for our products. Additionally, we incur costs of development without any assurance that we will obtain regulatory approvals. Failure to obtain (or delays in obtaining) such approvals will affect adversely our business operations, including our ability to commence marketing of such products. We cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action.

         Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system. Future changes could affect the time frame required for regulatory review and the sale prices of our products, if approved for sale.

         Technological Change and Competition. The pharmaceutical industry is subject to rapid, unpredictable and significant technological change. We face intense competition from universities, research institutions and pharmaceutical, chemical and bio-engineering companies. Developments by our competitors or potential competitors could render our proposed products obsolete. Most of our competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than we do. If we successfully launch our first proposed product, docosanol cream, then it will compete with several prescription products for oral-facial herpes currently on the market in the U.S., other over-the-counter preparations, as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Our proposed products may not achieve commercial success in this intense competitive environment.

         Dependence on Key Personnel. We depend significantly on our executive management and scientific staff. A reduction in the amount of time that key personnel devotes to our business or the loss of any key person could affect materially and adversely our business. Further, to achieve our business plan, we will need to hire and retain additional qualified scientific, technical and administrative personnel. We might not attract and retain such additional personnel.

         Patents and Proprietary Rights. We own six U.S. and three European patents and have additional foreign patent applications pending relating to the topical and systemic uses of docosanol. In addition, we have obtained rights under certain U.S. and foreign patents and patent applications relating to docosanol. The claims in the pending patent applications may not issue as patents, and any issued patents may not provide us with significant competitive advantages. In addition, third parties may challenge successfully the validity or enforceability of our patents. We could incur substantial litigation costs to uphold the validity and prevent infringement of our patents. Furthermore, present and future competitors could develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies. Our proposed technologies could infringe other patents or rights owned by others, including licenses which may not be available to us.

         In some cases, we rely on trade secrets and confidentiality agreements to protect our innovations. However, we might not develop trade secrets in all circumstances and our employees and business partners might not honor their secrecy obligations relative to our business. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, we may face disputes concerning the proprietary rights to such information. Such disputes may not be resolved in our favor.

         Dependence Upon a Limited Number of Proposed Products. To date, we have devoted our principal efforts to develop docosanol cream for the treatment of oral-facial herpes. We intend for this product to be our first product available for commercial distribution. However, even with FDA approval, we expect that it will take several months before docosanol cream would be available for commercial sale or use in the U.S., if at all. Additionally, this product likely will require years before becoming available in many foreign countries, if at all. We anticipate that our other proposed products will require several years before commercial sale in any significant amount, if at all. The failure of our products to achieve commercial viability would materially and adversely affect our business and financial condition.

         Dependence Upon Third-Party Arrangements. We do not have and do not expect to have in the foreseeable future the resources to manufacture or market directly on a large commercial scale docosanol cream or any other proposed products which we may develop. To commercialize successfully docosanol cream or any other proposed products, we must raise additional capital and/or enter into collaborative arrangements with pharmaceutical or marketing companies to assist in funding various aspects of commercialization costs, including development costs, clinical testing necessary to obtain regulatory approvals, and manufacturing and marketing costs. Such collaborations with others will likely cause higher costs or the sharing of profits with third parties.

         In addition, we have entered into several licensing agreements to cover the clinical development, manufacturing and marketing of docosanol cream in foreign markets. We might not finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms or at all. We ultimately may establish our own manufacturing and/or marketing capabilities, at least for certain products, which likely would require substantial additional funds and personnel.

         Risks Related to Foreign Sales. We are subject to various foreign trade risks relating to the continued development of docosanol cream by foreign licensees, and, possibly in the future, to the manufacture, marketing and distribution of docosanol cream overseas by foreign licensees. These risks could include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, customs duties and export quotas and other trade restrictions, any of which could impact significantly our ability to deliver products.

         Possible Volatility of Stock Price. The market price of our Class A Common Stock is highly volatile, as evidenced by the recent and historical fluctuations in the market price of our Class A Common Stock and the market prices of shares of biotechnology companies generally. Many factors may significantly impact the market price of our Class A Common Stock, including:

         -    fluctuations in our operating results;

         - developments relating to the progress of clinical trials for our proposed products;

         - our relationships with present and potential licensees and distributors;

         - announcements of technological innovations or new products by us or our competitors; and

         -    changes in market conditions and in the economy in general.

         Furthermore, the market prices for securities of many biotechnology companies have fluctuated widely, but not necessarily in relation to the operating performance of such companies.

         Product Liability; Limited Insurance Coverage. The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. For example, the eventual end-users of our proposed products, if any, could assert claims against us. We have maintained product liability insurance coverage for our clinical trials in the amount of $2,000,000 per incident and in the aggregate. Such insurance may not sufficiently cover all possible liabilities. In the event of a successful suit against our business or proposed products, the lack or insufficiency of insurance coverage could materially and adversely affect our business and financial condition. Furthermore, certain distributors of pharmaceutical products require minimum product liability insurance coverage prior to their purchase or acceptance of products for distribution. Failure to satisfy such insurance requirements could impede our ability to achieve broad distribution of our proposed products, which could materially and adversely affect our business and financial condition.

         Future Sales of Common Stock. All of the shares of Class B Common Stock currently outstanding are "restricted securities" under the federal securities laws and, under certain circumstances, may be sold without registration. The outstanding shares of Class B Common Stock will convert into shares of Class A Common Stock upon certain sales or transfers. These sales or transfers are exempt from registration and we cannot predict the effect that these sales or transfers may have on the prevailing market price of the Class A Common Stock. However, any substantial sale of restricted securities likely will have an adverse effect.

         Effect of Outstanding Convertible Stock, Options, and Warrants. As of February 12, 1999, the following securities exercisable or convertible into Class A Common Stock were outstanding:

         - Equity Line to sell up to $10 million in common stock over a two-year period, with up to 8,137,388 shares of Class A Common Stock reserved for issuance under the Equity Line. (See Note 12 to the Financial Statements).

         - stock options to purchase (i) an aggregate of 5,832,098 shares of Class A Common Stock (at exercise prices ranging from $0.9375 to $6.4375 per share) and (ii) 419,000 shares of Class B Common Stock (at exercise prices ranging from $0.0125 to $0.50 per share);

         - 49,000 shares of Class B Common Stock (each convertible into one share of Class A Common Stock);

         - Class D Warrants exercisable into 1,387,689 shares of Class A Common Stock (at an exercise price of $1.50 per share);

         - Class G Warrants exercisable into 2,030,455 shares of Class A Common Stock (at an exercise price of $2.97 per share); and

         - Class H Warrants exercisable into 100,000 shares of Class A Common Stock (at an exercise price of $2.40 per share).

         To the extent that these outstanding securities are exercised or converted, our shareholders will experience dilution of their ownership percentages. Sales in the public market of shares of Class A Common Stock that underlie stock options and warrants may affect adversely the prevailing market prices for the Class A Common Stock. Accordingly, negative price movements in the Class A Common Stock likely would have adverse effects on our ability to obtain additional equity capital on favorable terms, if at all.

Dividends Unlikely. We do not intend to declare or pay cash dividends in the foreseeable future. We expect to retain any earnings, if and when achieved, to finance our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposures are related to its cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one-year, which we do not believe is a significant market risk.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 21, 1999, Dr. David Katz (former president and chief executive officer and a director of the Company) filed a second amendment to his April 30, 1998 Complaint for Declaratory Relief (the "Katz Complaint"). The Katz Complaint was filed against the Company seeking to overturn certain actions of the Company and seeks a declaration of the court that the action of the Board of Directors to terminate his employment as president is null and void. The Katz Complaint also seeks a declaration that the election of Gerald Yakatan, Ph.D. as a director and as the president is void; that the Company's Proxy Settlement Agreement with HealthMed, Inc. ("HealthMed") likewise is void; and that unspecified Board actions be set aside. The Katz Complaint further seeks an injunction to preserve his stock options and a declaration that Class B Common Stock (returned to Dr. Katz incident to a rescission of his personal transactions with HealthMed) is restored to Class B Voting Rights. Additionally, the Katz Complaint seeks a determination that the termination of his employment was not "for cause," which would entitle him to certain severance benefits. Finally, Dr. Katz seeks an accounting for personal funds that he allegedly advanced to the Company, and an award of unspecified money damages for emotional distress and defamation.

         The first amendment to the Katz Complaint, filed on December 21, 1998, adds a claim for specific performance of an alleged option right to acquire certain shares of Class B Common Stock. In this amended pleading, Dr. Katz's wife, Lee R. Katz, was added as a plaintiff. Lee Katz formerly was employed by the Company, and she alleges that the Company breached her grant of options to acquire Class B Common Stock. She also has joined with Dr. Katz in seeking a declaration of the court that they have rights to certain IgE technology, and those rights are superior to the rights of the Company. Dr. Katz also alleges that the Company breached an agreement to reimburse him for certain personal attorney fees. The second amendment, filed on January 21, 1999, adds claims for defamation and invasion of privacy. This second amendment, also adds a claim that Dr. Gerald Yakatan willfully and intentionally disregarded the rights of Dr. Katz by presenting materials alleged to be created and published by Dr. Katz without credit or recognition given to him.

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

         Neither the Company nor its counsel is able to express an opinion on the likely outcome of the lawsuits with Dr. Katz, but the Company intends to defend the claims from, and pursue its claims against, Dr. Katz' vigorously. The Court has scheduled a trial in this matter to begin on June 18, 1999, and the parties currently are engaged in discovery and trial preparation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Current Reports on Form 8-K

         A report on Form 8-K was filed on October 30, 1998, reporting that the Company's Board of Directors adopted the Sixth Amendment to the Company's Amended and Restated By-Laws.

         A report on Form 8-K was filed on December 7, 1998, reporting that the Company's name changed from LIDAK Pharmaceuticals to AVANIR Pharmaceuticals and that the Company's securities began trading under the symbol, AVNR, replacing the old symbol, LDAKA, on the Nasdaq National Market System.

         A report on Form 8-K was filed on December 23, 1998,reporting that the Company received a letter from the FDA stating that the NDA for docosanol cream is "not-approvable". The letter indicates that the FDA has completed its review and states that additional evidence is needed to substantiate the drug's effectiveness. The letter also states that one additional clinical trial may be sufficient to substantiate the efficacy findings of studies the Company submitted with the NDA. According to the FDA, the other sections of the NDA, including the chemistry, manufacturing and controls, the pharmacology/toxicology, and the evidence for safety of docosanol cream for its proposed human use, were not the basis for the "not-approvable" action. The Company has informed the FDA that it intends to respond to the letter. The Company is currently evaluating the impact of the FDA decision.

         A report on Form 8-K was filed on January 25, 1999, reporting that the Company had entered into an agreement with a New York City based private investment firm for an equity line, which potentially allows the Company to access up to $10 million in financing over a two-year period through the sale of its common stock.

(b)      Exhibits

        3.1    -     Restated Articles of Incorporation of the Registrant(5)

        3.2          Amended and Restated By-laws of the Registrant(10)

        4.1    -     Forms of Class A and Class B Common Stock Certificates(2)

        4.2    -     Class D Warrant Agreement (including form of Class D
                     Warrant Certificate)(3)

        4.3    -     Convertible Note, dated February 26, 1997, issued to RGC
                     International Investors LDC(8)

        4.4    -     Form of Class G Stock Purchase Warrant(8)

       10.1    -     1989 Stock Option Plan(2)

       10.2    -     Employment Agreement with David H. Katz, as amended(2)

       10.3    -     Amendment to Employment Agreement with David H. Katz dated
                     April 1993(4)

       10.4    -     Licensing Agreement with Yamanouchi Europe b.v.(1)

       10.5    -     1994 Stock Option Plan(6)

       10.6    -     Supplemental Agreement with Yamanouchi Europe b.v.(6)

       10.7    -     Licensing Agreement with Grelan Pharmaceutical Company
                     Limited(6)

       10.8    -     License and Development Agreement with Bristol-Myers Squibb
                     Company(7)

       10.9    -     Note Purchase Agreement, dated February 26, 1997, issued to
                     RGC International Investors, LDC(8)

       10.10   -     Registration Rights Agreement, dated February 26, 1997,
                     issued to RGC International Investors, LDC(8)

       10.11   -     Employment Agreement with Gerald J. Yakatan(9)

       10.12   -     Form of Retention Agreement with certain Executive Officers of the Company(9)

       10.13   -     Form of Indemnification Agreement with certain Directors
                     and Executive Officers of the Company(9)

       10.14   -     Registration Rights Agreement(11)

       10.15   -     Class A Common Stock Investment Agreement(11)

       27.1    -     Financial Data Schedule

(1) Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed January 11, 1992.

(2) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(3) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-49082, declared effective by the Commission on October 26, 1992.

(4) Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed December 29, 1993.

(5) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Amendment #4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

(7) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.

(8) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K filed March 10, 1997

(9) Incorporated by reference to the similarly described exhibit included with the Registrants Form 10-Q for the quarter ended June 30, 1998

(10) Incorporated by reference to the similarly described exhibit included with the Registrants Form 8-K filed on October 30, 1998.

(11) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K filed on January 25, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                                    Title                                  Date
---------                                    -----                                  ----

/s/Gerald J. Yakatan, Ph.D.         President and Chief                             February 16, 1999
--------------------------------    Executive Officer
Gerald J. Yakatan, Ph.D.            (Principal Executive Officer)

/s/Gregory P. Hanson                Vice President, Finance and Chief               February 16, 1999
--------------------------------    Financial Officer
Gregory P. Hanson                   (Principal Financial and Accounting Officer)