Form 10-Q
period 1999-03-31
AVANIR PHARMACEUTICALS
filed 1999-05-17
CIK 858803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1999                 Commission File No. 0-18734

                             AVANIR PHARMACEUTICALS
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              33-0314804
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No).

   9393 TOWNE CENTRE DRIVE, SUITE 200
          SAN DIEGO, CALIFORNIA                           92121
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

The number of shares of Common Stock of the Registrant issued and outstanding as of May 14, 1999:

        Class A Common stock, no par value                    40,941,292
        Class B Common stock, no par value                        65,000

================================================================================

                             AVANIR PHARMACEUTICALS
                                   FORM 10-Q

                      For the quarter ended March 31, 1999

                                     Index

                                                                                  Page
                                                                                  ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets at September 30, 1998 and March 31, 1999 ...........    3

             Statements of Operations for the three and six month periods ended March 31, 1998 and 1999 and for the period
             from August 31, 1988 (inception) to March 31, 1999 ................    4

             Statements of Cash Flows for the six month periods
             ended March 31, 1998 and 1999 and for the period
             from August 31, 1988 (inception) to March 31, 1999 ................    5

             Notes to Financial Statements .....................................    6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............................   13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ........   26

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings .................................................   26

Item 4.      Submission of Matters to a Vote of Security Holders ...............   27

Item 6.      Exhibits and Reports on Form 8-K ..................................   27

SIGNATURES   ...................................................................   30

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS (UNAUDITED)
================================================================================

                                                                   SEPTEMBER 30,        MARCH 31,
ASSETS                                                                 1998               1999
                                                                   ------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  6,508,341       $  4,056,050
    Stock subscription receivable                                                          200,000
    Interest receivable                                                  93,763             26,090
    Inventory                                                                              111,901
    Prepaid and other                                                   282,211            182,490
                                                                   ------------       ------------
         Total current assets                                         6,884,315          4,576,531
PROPERTY - at cost (less accumulated depreciation of
               $400,719 and $440,524)                                   251,486            239,841
PATENT COSTS (less accumulated amortization of
               $74,813 and $87,560)                                     450,038            501,910
DEFERRED COSTS                                                           37,577            253,830
OTHER ASSETS                                                             30,384            186,929
                                                                   ------------       ------------
         TOTAL                                                     $  7,653,800       $  5,759,041
                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Convertible notes payable                                      $  1,000,000
    Accounts payable                                                    528,471       $    828,489
    Accrued expenses and other liabilities                              325,594            401,820
    Accrued compensation and payroll taxes                              210,420            229,866
                                                                   ------------       ------------
         Total current liabilities                                    2,064,485          1,460,175

STOCKHOLDERS' EQUITY:
    Preferred stock - no par value, 10,000,000
               shares authorized:
      Series C Junior Participating - no
               shares issued or outstanding
      Series D - 200 shares issued and outstanding                                       1,888,868
    Common stock - no par value:
      Class A - 99,490,000 and 99,288,000 shares
               authorized; 39,814,017 and 40,941,292
               issued and outstanding                                59,179,721         60,234,512
      Class B - 510,000 and 712,000 shares
               authorized; 49,000 and 65,000 shares
               issued and outstanding (convertible
               into Class A Common Stock)                                25,582             33,582
    Deficit accumulated during development stage                    (53,615,988)       (57,858,096)
                                                                   ------------       ------------
         Total stockholders' equity                                   5,589,315          4,298,866
                                                                   ------------       ------------
         TOTAL                                                     $  7,653,800       $  5,759,041
                                                                   ============       ============

See notes to the financial statements.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                     THREE MONTHS ENDED             SIX MONTHS ENDED        AUGUST 31, 1988
                                          MARCH 31,                     MARCH 31             (INCEPTION) TO
                                ---------------------------    ---------------------------      MARCH 31,
                                    1998           1999            1998           1999            1999
                                ------------   ------------    ------------   ------------   -------------
REVENUES:
    License fees/contract
      services                                                                               $   4,507,625
    Federal research grants                                                                        940,646
    Interest and other          $    132,372   $     37,547    $    352,132   $    109,389       4,800,416
                                ------------   ------------    ------------   ------------   -------------
    Total revenues                   132,372         37,547         352,132        109,389      10,248,687
                                ------------   ------------    ------------   ------------   -------------
EXPENSES:
    Research and
     development                     751,764        985,794       1,635,325      1,580,464      36,812,569
    General and
     administrative                1,426,907      1,211,579       2,068,913      2,003,697      23,273,911
    Sales and marketing                              75,632                        763,212       1,433,909
    Litigation settlement                                                                          783,899
    Interest                          29,688          1,508          64,927          4,124       5,269,225
    Cost of contract services                                                                      533,270
                                ------------   ------------    ------------   ------------   -------------
    Total expenses                 2,208,359      2,274,513       3,769,165      4,351,497      68,106,783
                                ------------   ------------    ------------   ------------   -------------
NET LOSS                        $ (2,075,987)  $ (2,236,966)   $ (3,417,033)  $ (4,242,108)  $ (57,858,096)
                                ============   ============    ============   ============   =============
NET LOSS PER SHARE              $      (0.05)  $      (0.05)   $      (0.09)  $      (0.10)
                                ============   ============    ============   ============
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES
OUTSTANDING                       39,458,510     40,991,359      39,175,597     40,882,698
                                ============   ============    ============   ============

See notes to the financial statements.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                       SIX MONTHS ENDED              AUGUST 31, 1988
                                                                           MARCH 31,                 (INCEPTION) TO
                                                                --------------------------------         MARCH 31,
                                                                    1998                1999               1999
                                                                -----------          -----------     ---------------
OPERATING ACTIVITIES:                                           $(3,417,033)         $(4,242,108)      $(57,858,096)
Net loss
Adjustments to reconcile net loss to net cash used for
   operating activities:
Depreciation and amortization                                       121,454               69,247          1,013,896
Non-cash interest expense                                                                 17,620          4,294,307
Technology license fee                                                                                    3,545,713
Compensation paid with common stock and stock options                                     27,226            677,828
Compensation forgiven by stockholder                                                                         66,923
Imputed interest on technology license fee                                                                   82,613
Changes in assets and liabilities:
   Interest receivable                                               12,246               67,673            (26,090)
   Stock subscription receivable                                                        (200,000)          (200,000)
   Inventory                                                                            (111,901)          (111,901)
   Prepaid and other                                               (103,774)             (56,824)          (369,419)
   Organizational costs                                                                                     (20,242)
   Deferred costs                                                                       (253,830)          (253,830)
   Accounts payable                                                (294,833)             300,018            828,489
   Accrued expenses and other liabilities                                                 76,226            401,820
   Accrued compensation and payroll taxes                           (28,922)              19,446            229,866
                                                                -----------          -----------       ------------
     Net cash used for operating activities:                     (3,710,862)         (4,287,207)        (47,698,123)
INVESTING ACTIVITIES:
   Patent and licensing costs                                           975              (64,619)          (589,470)
   Capital expenditures                                            (102,176)             (44,855)          (793,643)
                                                                -----------          -----------       ------------
     Net cash used for investing activities                        (101,201)            (109,474)        (1,383,113)
FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock              33,913            2,055,518         41,307,795
   Proceeds from issuance of convertible notes payable                                                   19,500,000
   Debt issue costs                                                                                      (1,067,410)
   Repayment of convertible notes payable                                                                (2,673,217)
   Stock issue costs                                                                    (111,128)        (3,024,831)
   Advances for purchase of common stock                                                                    125,000
   Collection of notes receivable for common stock                                                           14,525
   Proceeds from stockholders loans                                                                         322,788
   Repayment of stockholder loans                                                                          (322,788)
Proceeds from issuance of subordinated notes payable -
   net of issue costs                                                                                       538,750
   Repayment of subordinated notes payable                                                                 (625,000)
   Payment on technology license fee                                                                       (958,326)
                                                                -----------          -----------       ------------
     Net cash provided by financing activities                       33,913            1,944,390         53,137,286
                                                                -----------          -----------       ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              (3,778,150)          (2,452,291)         4,056,050
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                     14,428,834            6,508,341
                                                                -----------          -----------       ------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                    $10,650,684          $ 4,056,050       $  4,056,050
                                                                ===========          ===========       ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Interest paid                                                   $    79,016          $    4,124        $  1,111,616
                                                                ===========          ===========       ============

See notes to the financial statements.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

1.      BASIS OF PRESENTATION

        The unaudited financial statements presented in this quarterly report have been prepared in accordance with the instructions to Form 10-Q under
Section 13 or 15(d) of the Securities Exchange Act of 1934. These statements should be read with AVANIR Pharmaceuticals (the "Company") audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998. In management's opinion, the financial statements include all adjustments, consisting only of normal recurring accruals that are necessary to summarize fairly the Company's financial position as of March 31, 1999, and the results of operations for the six months ended March 31, 1999 and from August 31, 1988 (Inception) to March 31, 1999. The results of operations for the six months ended March 31, 1999, may not be indicative of the results that may be expected for the year ending September 30, 1999.

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

        FINANCING ARRANGEMENT. As part of management's plan to secure sufficient funds to support research and development activities and operations in the current year, the Company has entered into two financing arrangements for potentially up to $18 million in financing over the next two years subject to various conditions. On January 22, 1999, the Company entered into a two-year investment agreement for a $10 million equity line. The investor may invest up to an additional 30% or $3 million at the investor's option over the two-year period. On March 22, 1999, the Company entered into an agreement to obtain up to $5 million in financing through the sale of up to 500 shares of Series D Convertible Preferred Stock. See Notes 8 and 9 for further descriptions of these financings and the related conditions.

        On March 31, 1999 and April 1, 1999, the Company received cash proceeds in the amount of $1.8 million and $200,000, respectively, from sale of 200 shares of Series D Convertible Preferred Shares. See Note 5. Additionally, the Company is in the process of seeking other financial arrangements to secure sufficient funding to meet its needs for the upcoming year.

        STATUS OF DISCUSSIONS WITH THE FDA. On December 22, 1998, the Company delayed product launch plans for docosanol cream, a topical treatment for oral-facial herpes (cold sores and fever blisters), when it received a "not approvable" letter from the FDA following the FDA's review of the initial information that the Company submitted with its NDA. The letter indicated that the FDA had completed its review of docosanol cream and stated that additional evidence was needed to substantiate the efficacy findings of studies that the Company submitted with the NDA. In March 1999, the Company responded to the FDA's letter by providing additional evidence of the effectiveness of docosanol cream and held a meeting with the FDA to discuss the additional evidence and other issues. In late March, the Company formally amended its NDA to include the additional evidence and answers to

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

other questions. The FDA is currently evaluating the additional evidence and the Company expects a decision within the next few months and no later than September 15, 1999.

        If the decision by the FDA is unfavorable, then the Company intends to pursue an alternative product formulation that contains one or more active ingredients pre-approved by the FDA for marketing an over-the-counter ("OTC") product for cold sores. The implementation of the product commercialization plan will require the Company to build a marketing and sales infrastructure that would include a marketing staff, market research capacity, a sales force and sales management structure, internal sales support, manufacturing experience, and distribution capacity.

        The commercial success of docosanol cream will depend substantially on the Company's ability to make consumers aware of a new treatment for cold sores and fever blisters. The Company is creating the product message, packaging, advertising images, and ancillary promotional materials to appeal to consumers either as a prescription or OTC product.

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

5.      STOCK SUBSCRIPTION RECEIVABLE

        On March 31, 1999, the Company recorded a stock subscription receivable in the amount of $200,000. This represents the balance of a payment due for Series D Convertible Preferred Stock purchased under a Securities Purchase Agreement dated as of March 22, 1999. See Note 8. The stock subscription receivable is shown as a current asset because the cash was received prior to the issuance of the financial statements for the period ended March 31, 1999.

6.      INVENTORY

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

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

7.      DEFERRED COSTS

        At March 31, 1999, deferred costs of $253,830 represent fees and expenses related to the Series D Convertible Preferred Stock Financing and Equity Line Agreement as discussed in Notes 8 and 9. The amounts classified as other assets will be offset against the proceeds from the remaining shares of Series D Convertible Preferred Stock and stock sold under the equity line as appropriate.

8.      STOCKHOLDERS' EQUITY

        Preferred Stock - The Company currently has two classes of preferred stock authorized, Series C Junior Participating Preferred Stock and Series D Convertible Preferred Stock, as described below.

- Series C Junior Participating Preferred - On March 2, 1999, the Board of Directors of the Company approved a shareholder rights plan (the "Plan"). The Plan features a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's common stock, payable to shareholders of record on March 25, 1999. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock (a "Trigger Event").

        Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series C Junior Participating Preferred Stock of the Company at an exercise price of $10.00 per share. The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights will expire on March 25, 2009. The Rights distribution is not taxable to shareholders.

        If a Trigger Event occurs, each Right will entitle its owner, who is not an acquiring person, to purchase at the Right's then current exercise price, a number of shares of the Company's Class A Common Stock having a market value at the time of twice the Rights exercise price. Right's held by the acquiring person would become void and not be exercisable to purchase shares at the bargain purchase price. An acquiring person is defined as a person who acquires 15% or more of the outstanding shares of common stock of the Company.

- Series D Convertible Preferred Stock and Class J Stock Purchase Warrants - On March 22, 1999, the Company entered into an agreement with certain accredited investors to obtain up to $5 million in financing through the issuance and sale of up to 500 shares of Series D Convertible Preferred Stock ("Series D Shares") and a corresponding number of Class J Stock Purchase Warrants ("Class J Warrants"). The agreement requires that the Company issue one Class J Warrant with each Series D Share for an aggregate purchase price per unit of $10,000. Each Class J Warrant is exercisable into 500 shares of Class A Common Stock, representing a maximum of 250,000 shares purchasable if all Class J Warrants are issued. The Class J Warrants expire five years from the of date of issuance.

        On March 31, 1999, the investors made their initial investment in the Company by purchasing 200 Series D Shares and the related Class J Warrants for $2.0 million. The investors also will be required to purchase an additional 100 Series D Shares and related Class J Warrants for an investment of $1.0 million if the Company satisfies certain conditions before May 31, 1999, including obtaining shareholder approval for the potential issuance of over 20% of the currently

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

    outstanding shares of Class A Common Stock, registering the underlying shares of Class A Common Stock for re-sale and maintaining the listing of the Company's Class A Common Stock on the Nasdaq National Market. The investors will have the option to purchase up to 200 additional Series D Shares and related Class J Warrants under similar terms for an additional investment of $2.0 million.

        Each Series D Share will bear an annual dividend of $500 that is payable on a quarterly basis in cash or, at the Company's option, in stock at the applicable conversion rate. The investors have the option to convert the Series D Shares into shares of Class A Common Stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

        - the Fixed Conversion Price - an amount equal to (a) $1.05 per share of Class A Common Stock during the first 120 calendar days following March 31, 1999 and (b) thereafter, 120% of the five-day average of the closing bid prices per share of the Class A Common Stock during the five trading days immediately preceding July 29, 1999 (subject to adjustment if the Company does not secure a line of credit of at least $2.0 million with a nationally recognized financial institution before July 19, 1999); or

        - the Variable Conversion Price - an amount equal to (x) 100% of the market price (as defined in the Certificate of Determination that the Company filed with the California Secretary of State on March 26, 1999) during the first 75 calendar days following March 31, 1999 for shares of Class A Common Stock and (y) thereafter, 86% of the market price at the time when the Series D Shares are converted.

        On the date of issuance, the exercise price of the Class J Warrants issued in connection with the initial $2.0 million in financing is equal to $1.05 per share of Class A Common Stock. The Company has estimated the value of the beneficial conversion feature at the time of issuance to be immaterial, and therefore, has not allocated any portion of the proceeds from the sale of the Series D Convertible Preferred Stock to the 200 Class J Stock Purchase Warrants.

        Each of the selling shareholders and its affiliates may not convert the Series D Shares and/or exercise the Class J Warrants if its beneficial ownership would exceed 4.99% of the total outstanding shares of Class A Common Stock following such conversion or exercise.

        The Company is seeking approval by its shareholders for the potential issuance of more than 20% of its outstanding shares of Class A Common Stock in connection with the Series D Shares and the shares underlying the Equity Line discussed in Note 9. At a Special Meeting of the Company's Shareholders held May 11, 1999, the Company had not received the sufficient number of votes needed for a quorum and adjourned the meeting until May 21, 1999. At this time, the Company anticipates that it will have the requisite number of shares voted to constitute a quorum to hold the meeting.

        Class I Stock Purchase Warrant - On March 4, 1999, the Company engaged the services of a consultant to provide advice and counsel to the Company in preparing various materials for submission to regulatory approval agencies and in monitoring the progress of such submissions. The contract for consulting services is for a period of 18 months. In connection with the consulting services, the

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

Company issued a Class I Stock Purchase Warrant for the purchase of up to 500,000 shares of the Company's Class A Common Stock at an exercise price of $.78125 per share. The warrant vested fully upon issuance. The Class I Stock Purchase Warrant expires on March 3, 2004.

        The Company has calculated the expense related to the services to be performed under the Class I Stock Purchase Warrant as $225,900 using the Black-Scholes pricing model. As the consultant's exercise of any such warrant is subject to the consultant continuing to render consulting services during such period, the Company will recognize the expense pro-rata over the 18-month period of the consulting agreement.

        Class K Stock Purchase Warrant - On April 1, 1999, the Company engaged the services of a consultant to provide investor relations services for the period of one year. In connection with the consulting services, the Company issued a Class K Stock Purchase Warrant for the purchase of up to 375,000 shares of Class A Common Stock at an exercise price of $1.125 per share. The vesting schedule of the warrant requires the consultant to achieve certain performance milestones during the one-year consulting period, with the exception of the right to purchase 62,500 shares of Class A Common Stock which vested on April 1, 1999. The Class K Stock Purchase Warrant expires on March 31, 2004. The Company will record expense related to the valuation of the Class K Stock Purchase Warrant and such expense will be valued and recorded as the milestones are met under the warrant agreement. The expense related to the initial vesting of 62,500 warrants in the amount of $37,612 will be recorded by the Company in the third quarter of fiscal year 1999.

9.      INVESTMENT AGREEMENT

        On January 22, 1999, the Company entered into a Class A Common Stock Investment Agreement (together with an amendment dated as of March 22, 1999, the "Equity Line Agreement") with an investment fund (the "Equity Line Investor"). Pursuant to the Equity Line Agreement and under certain circumstances, the Company may cause the Equity Line Investor to purchase up to $10,000,000 of the Company's Class A Common Stock. The Company will sell the shares at the higher of (i) a six percent (6%) discount from the market price of the shares of Class A Common Stock or (ii) subject to certain stock price and trading volume conditions, a designated fixed price set by the Company. To access the equity line while the Series D Convertible Preferred Stock is outstanding, the Company must satisfy certain conditions including the approval by the Company's shareholders of the issuance of more than 20% of the outstanding shares of the Company's Class A Common Stock: (see Note 8). The Equity Line Agreement also gives to the Equity Line Investor the option to purchase up to an additional $3,000,000 in shares of Class A Common Stock by purchasing these shares in amounts equal to 30% of the respective dollar amounts that the Company sets forth in its "put" notices to the Equity Line Investor.

10.     LITIGATION

        On April 30, 1998, Dr. David Katz (former president and chief executive officer and a former director of the Company) filed a Complaint for Declaratory Relief (the "Katz Complaint") against the Company. The Katz Complaint seeks to overturn certain actions of the Company and seeks a declaration of the court that the action of the Board of Directors to terminate his employment as president is null and void. The Katz Complaint also seeks a declaration that the election of Gerald Yakatan, Ph.D. as a director and as the president is void; that our Proxy Settlement Agreement

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

with HealthMed, Inc. ("HealthMed") likewise is void; and that unspecified actions by the Board of Directors of the Company be set aside. The Katz Complaint further seeks an injunction to preserve Dr. Katz's stock options and a declaration that certain shares of common stock (returned to Dr. Katz incident to a rescission of his personal transactions with HealthMed) are restored to shares of Class B Common Stock with Class B Voting Rights. Additionally, the Katz Complaint seeks a determination that the termination of his employment was not "for cause," which would entitle him to certain severance benefits. Finally, Dr. Katz seeks an accounting for personal funds that he allegedly advanced to the Company, and an award of unspecified money damages for emotional distress and defamation.

        The first amendment to the Katz Complaint was filed on December 21, 1998, adding a claim for specific performance of an alleged option right to acquire certain shares of Class B Common Stock. In this amended pleading, Dr. Katz's wife, Lee R. Katz, was added as a plaintiff. Lee Katz, a former employee of the Company, alleges that we breached her grant of options to acquire Class B Common Stock. She also has joined with Dr. Katz in seeking a declaration of the court that they have rights to certain IgE technology, and those rights are superior to the rights of the Company. Dr. Katz also alleges that we breached an agreement to reimburse him for certain personal attorney fees. The second amendment was filed on January 21, 1999, adding claims for defamation and invasion of privacy. This second amendment adds a claim that Dr. Gerald Yakatan willfully and intentionally disregarded the rights of Dr. Katz by presenting materials alleged to be created and published by Dr. Katz without credit or recognition given to him. A third amendment was filed on March 29, 1999, claiming that we intentionally interfered with Dr. Katz's contract of employment as chief executive officer of the Medical Biology Institute ("MBI")and certain promissory notes between MBI and Dr. Katz. This third amendment seeks unspecified general and punitive damages allegedly caused by our tortious interference with his contractual relations or his prospective economic advantage.

        On May 3, 1999, Dr. Katz formally requested that the court dismiss without prejudice three claims of action: (i) Quiet title to certain IgE technology, (ii) invasion of privacy, and (iii) plagiarism and misappropriation of professional material and ideas against all defendants. He has also withdrawn his claim that sought to overturn the elections of Dr.
Yakatan as a director and as chief executive officer.

        On October 30, 1998, the Company filed a cross-complaint against Dr. Katz seeking recovery of compensatory and punitive damages for his breach of fiduciary duties as a director and officer of the Company. Acting pursuant to Dr. Katz's agreements with the Company, the cross-complaint also asks that the court order Dr. and Mrs. Katz to assign any interest they may possess in a pending patent application pertaining to the Company's proprietary IgE down-regulation technology.

        Neither the Company nor its counsel is able to express an opinion on the likely outcome of the lawsuits with Dr. Katz, but we intend to defend the claims from, and pursue its claims against, Dr. Katz vigorously. The Company has filed a Motion for Summary Adjudication of Dr. Katz's claims in its favor, but a ruling on that motion is not expected until shortly before trial, which is scheduled to begin on June 18, 1999. Discovery is now complete, and the parties currently are engaged in trial preparation.

AVANIR PHARMACEUTICALS
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
================================================================================

11.     RELATED PARTY

        IriSys Research and Development, LLC - On February 5, 1999, the Company entered into a letter of intent, subject to approval of a definitive agreement, with IriSys Research and Development, LLC ("IriSys") to license the worldwide rights to a new drug to treat a condition associated with Amyotrophic Lateral Sclerosis (ALS). The terms of the agreement, if approved, would require the Company to make milestone payments in cash or stock to IriSys for successful filings of an NDA and subsequent marketing approvals by the FDA.

        Dr. Gerald Yakatan, the Company's president and chief executive officer, is the founder of IriSys and is its current chairman and a majority shareholder of IriSys. Based in San Diego, IriSys is a privately held company formed by Dr. Yakatan in 1996 that engages in contract formulation development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements concerning future events or performance of AVANIR. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain such words like "estimate," "anticipate," "believe" or "expect." Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our other filings with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

        AVANIR Pharmaceuticals ("AVANIR" or "we") is a development stage company organized to market novel therapeutic products to treat human diseases. Since inception in August 1988, AVANIR has operated in one business segment - pharmaceutical product development. For the period from inception to March 31, 1999, AVANIR had incurred a cumulative net loss of $57.9 million.

        Docosanol Cream - Our primary product under development is docosanol cream, a topical treatment for oral-facial herpes, more commonly known as cold sores and fever blisters. Docosanol cream is a therapeutic compound developed by our scientists, which has demonstrated a broad spectrum of anti-viral activities and other therapeutic properties in promoting wound healing and in reducing acute inflammatory reactions. In December 1998, we had appropriately delayed product launch plans for docosanol cream when we received a "not approvable" letter from the Food and Drug Administration following its review of the initial information that we submitted with our New Drug Application for docosanol cream. The letter indicated that the FDA had completed its review and stated that additional evidence was needed to substantiate the efficacy findings of studies that we submitted with the New Drug Application. In early March 1999, we responded to the FDA's letter by providing additional evidence of the effectiveness of docosanol cream and met with the FDA on March 15, 1999 to discuss the additional evidence and other issues. In late March 1999, we formally amended our New Drug Application to include the additional evidence and answers to other questions raised by the FDA. The FDA currently is evaluating the additional evidence and a decision is expected before September 15, 1999.

        If we do not receive FDA approval to distribute docosanol cream as a prescription product, we intend to pursue an alternative product formulation that contains one or more active ingredients pre-approved by the FDA for marketing as an over-the-counter product for cold sores. See "Risk Factors."

        If we commercialize docosanol cream either as a prescription product or with a modified formulation as an over-the-counter product, then we will need to, among other things, build a marketing and sales infrastructure that includes marketing staff, market research capacity, a sales force, sales management structure and internal sales support. Although our sales and marketing plans for docosanol cream have been on hold since late December 1998, we intend to remain prepared to produce advertising and promotional materials in the event of a possible future product launch. However, the timing of these potential marketing efforts currently is uncertain in light of the uncertain timing of a decision by the FDA. Furthermore, we cannot assure you that:

- we ultimately will develop effective advertising or increase awareness of oral facial herpes so that patients will seek medical treatment or select our product;

- we will hire and train a sufficient sales force in a timely fashion, as competition for competent sales staff is intense;

- we will secure co-promotion or additional license agreements on favorable terms; or

- we will raise sufficient additional financing necessary to both market docosanol cream and continue our other drug discovery and development programs currently underway.

        If we fail to implement an effective sales organization in a timely manner, then our business and financial condition will be materially adversely affected. Because we cannot predict whether the marketplace will accept our docosanol cream product as a topical treatment for oral-facial herpes, we might not achieve a level of sales sufficient to sustain our operations.

        Other Research and Development- We also are engaged in much earlier stages of research and/or development of several other potential therapeutic products, including potential new drugs for the treatment of allergies, asthma and inflammatory diseases and a treatment for symptoms associated with Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig's disease). These additional products will not be available for sale to the market for several years, if at all.

RESULTS OF OPERATIONS

NET LOSSES

        Net losses for the quarter ended March 31, 1999 were $2.2 million or $0.05 per share compared to $2.1 million or $0.05 per share for the same period in 1998. Net losses for the six months ended March 31, 1999 increased to $4.2 million or $0.10 per share compared to $3.4 million or $0.09 per share for the same period in 1998.

REVENUES

        Revenues decreased to $38,000 in the second quarter of fiscal year 1999 from $132,000 in the same period in 1998. Revenues for the six months ended March 31, 1999 decreased to $109,000 from $352,000 in the same period in 1998. The decrease in revenues during fiscal year 1999 was due to a decrease in interest earned on our cash and cash equivalents available for investment during the periods.

EXPENSES

        Operating Expenses - Total operating expenses increased to $2.3 million in the second quarter of fiscal year 1999 compared to $2.2 million in the same period in 1998. For the six months ended March 31, 1998, total operating expenses increased to $4.4 million compared to $3.8 million in the same period in 1998. The net increase in operating expenses in the 1999 periods is described below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

        Research and Development Expenses - During the second quarter of fiscal year 1999, research and development expenses increased to $986,000 compared to $752,000 in the same period in 1998. The increased expenses in the second quarter of 1999 related to AVANIR's efforts to respond to the FDA's request for additional evidence of the efficacy of docosanol cream. Research and development expenses for the six months ended March 31, 1999 remained relatively constant compared to the same period in 1998.

        General and Administrative Expenses - During the second quarter of fiscal year 1999, general and administrative expenses decreased to $1.2 million compared to $1.4 million in the same period in

1998. The decrease in general and administrative expenses during the second quarter is related primarily to legal fees and other expenses incurred in the 1998 quarter concerning the evaluation of a financing proposal presented by HealthMed in January 1998. For the six months ended March 31, 1999, general and administrative expenses decreased to $2.0 million compared to $2.1 million in the same period of 1998. The decreased expenses for the six months ended March 31, 1999 reflect the decreased expenses relative to evaluating the financing proposal from HealthMed, and decreased facilities rent and related expenses due to the relocation of our headquarters to a smaller and lower cost facility.

        Partially offsetting the decreased expenses in the second quarter of fiscal year 1999 and the six months ended March 31, 1999, are increased legal expenses associated with our defense of claims asserted by Dr. David H. Katz, our former president, chief executive and director. (see "Legal Proceedings").

        Sales and Marketing Expenses - During the second quarter of fiscal year 1999 and the six months ended March 31, 1999, sales and marketing expenses were $76,000 and $763,000, respectively. AVANIR did not have sales and marketing staff nor any sales and marketing expenses in the prior fiscal year. These expenses were related to formation of a sales and marketing staff and preparation for the launch of docosanol cream. As discussed above, we have delayed product launch until the FDA makes a decision as to the marketing approval of docosanol cream.

        Interest Expense - Interest expense decreased to $1,500 in the second quarter of fiscal year 1999 compared to $30,000 for the same period in 1998. Interest expense for the six months ended March 31, 1999 decreased to $4,100 compared to $65,000 for the same period in 1998. The decrease in interest expense in fiscal year 1999 was due to the conversion of the balance of the convertible note payable in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, AVANIR has financed operations primarily through the sale of equity and convertible debt securities and stockholder loans. Net cash provided by financing activities from inception through March 31, 1999 was $53.1 million.

        At March 31, 1999, AVANIR had available cash, cash equivalents and short-term investments of $4.1 million and working capital of $3.1 million, as compared to $6.5 million and $4.8 million, respectively, at September 30, 1998. Included in cash, cash equivalents and short-term investments, and working capital balances at March 31, 1999, is $1.8 million received from the sale of 200 shares of Series D Convertible Preferred Stock. See Notes 5 and 8 to the Financial Statements. The decreases in cash, cash equivalents and short-term investments and working capital were due to operating expenses incurred by AVANIR in its operating activities in excess of amounts financed as discussed above in "Results of Operations."

        Net cash used to fund operating activities during the six months ended March 31, 1999 increased to $4.3 million from $3.7 million during the same period in 1998. The increase is related primarily to higher net losses in the 1999 period as discussed in "Results of Operations," funds used for the purchase of raw materials inventory (see Note 6 to the Financial Statements), and deferred costs related to recent financing arrangements (see Notes 8 and 9 to the Financial Statements). Capital expenditures during the 1999 six month period totaled $45,000, compared with $102,000 during the same period in 1998.

        Since inception, AVANIR has experienced negative cash flows from operations. Further, we believe that negative cash flows from operations will continue for the foreseeable future. Therefore, outside sources of funding will continue to be required. Whether or not AVANIR receives marketing approval of docosanol cream from the FDA, we expect our cash requirements will be substantial for the fiscal year ending September 30, 1999. At March 31, 1999, AVANIR had available cash, cash equivalents and short term investments of $4.1 million. Our available funds may not be sufficient to implement our marketing plan for docosanol cream, if ultimately approved. Additionally, we will need to raise funds to commercialize other products and technologies to fill our development pipeline.

        As part of management's plan to secure sufficient funds to support research and development activities and operations in the current year, we have entered into two financing arrangements for potentially up to $18 million in financing over the next two years subject to various conditions.

        - On January 22, 1999, we entered into an investment agreement for an equity line with a private investment firm. The equity line allows us to sell up to $10 million of Class A Common Stock over a two-year period. See Note 9 to the Financial Statements.

        - On March 22, 1999, we entered into an agreement with certain accredited investors to obtain up to $5 million in financing through the issuance and sale of up to 500 shares of Series D Convertible Preferred Stock and a corresponding number of Class J Stock Purchase Warrants. See Note 8 to the Financial Statements.

        AVANIR's continued existence is dependent upon receiving additional financing from time-to-time until we begin to generate positive cash flows from operations. There can be no assurance that we can negotiate or obtain favorable terms, enter into other financing agreements with the investors, or that the conditions of obtaining the financing will be satisfied. See "Risk Factors." Such financing activities could result in significant dilution to stockholders. We may also have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize our other products. There can be no assurance that we can obtain successfully such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of our drugs on acceptable terms. Failure to raise additional capital or enter into such arrangements in a timely manner, could materially and adversely affect our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for AVANIR for the year ending September 30, 2000. Interim reporting of this standard will be required. We have not yet assessed the effect of this standard on our current reporting and disclosures.

IMPACT OF THE YEAR 2000 ISSUE

AVANIR'S YEAR 2000 PROGRAM

        Historically, most computer systems were designed with date data using two digits of the year. Most computer programs and computer hardware were programmed to assume that all two digit dates were preceded with "19", causing "00" to be interpreted as the year 1900. This formerly common practice could now result in a computer system that fails to recognize properly a year that begins with "20" rather than "19." This date recognition problem could result in computer system miscalulations or failures, and is generally referred to as the "year 2000 issue." In September 1998, we established a Year 2000 program ("Y2K Program") to analyze our internal systems and systems of third parties essential to our operations. The evaluation of our internal systems includes four phases:

        1.  implementation of our Y2K Program,

        2.  assessment (including prioritization and pre-testing),

        3.  remediation (including modification, upgrading and replacement), and

        4.  testing for year 2000 compliance

        Our evaluation of third-parties will attempt to determine the extent to which we are vulnerable to any failure by such third parties to remediate their respective year 2000 problems, and to seek alternative sources of vendor services if such third-parties fail to give us the assurances that their year 2000 problems have been resolved.

INTERNAL BUSINESS SYSTEMS

        State of Readiness - We have reviewed our internal business systems for both hardware and software issues to determine if they are year 2000 compliant. During the assessment phase of the evaluation, no material issues arose concerning the hardware within the systems. However, we have determined that it is necessary to upgrade certain of the software utilized in our operations. As of the date of this report, we have completed 50% of the remediation and testing phase of the software applications. The critical software we utilize for our system network and accounting systems are year 2000 compliant. Additionally, the software utilized for payroll and the interface with third party payroll vendor are also year 2000 compliant. We are on schedule to have all four phases of the Y2K Program concerning our internal business systems completed by June 30, 1999.

        Costs - As of the date of this report, we have incurred minimal expenses related to the evaluation and remediation of our internal business systems. We incurred the costs of the upgrade of our accounting software in the prior fiscal year. We estimate that the total cost of the Y2K Program, including system upgrades, will be approximately $25,000. This amount is included in the fiscal year 1999 budget.

INTERFACES WITH THIRD PARTIES

        State of Readiness - Relationships with third parties are very important to our business. We have initiated formal communications with our corporate partners, vendors and service providers, including contract research organizations that are critical to our research and development efforts. This communication, in written form, requests a written assurance that the third party is year 2000 compliant. Although these efforts are at an early stage, we are not aware of a material problem concerning the risks of year 2000 with third parties, nor are we able to determine the extent to which we are vulnerable to those third parties' failure to solve their year 2000 problems. In addition to the potential risks we may face with third party vendors necessary for our day-to-day operations, we may face year 2000 risks with our stock transfer agent, banks, and the Nasdaq Stock Market. Although we have received informal communications from these parties that they are year 2000 compliant, we intend to obtain formal assurances from them. We plan to have completed the assessment of the year 2000 risks of our third parties by July 31, 1999.

        Costs - We do not anticipate the cost of communications with third parties to be material, and have included such costs in the total projected cost of our Y2K Program ($25,000), as noted above.

        Future risks with regard to third parties - As we move forward with a potential launch of docosanol cream, we will face circumstances that may involve significant year 2000 issues that we can not anticipate at this time. These risks include potential year 2000 problems with the manufacturing, warehousing, distribution, and marketing of docosanol cream. Currently, we have established relationships for the manufacture of docosanol cream, and the warehousing and distribution of the manufactured product. Additionally, we will establish relationships with other parties in the marketing of docosanol cream. However, we cannot determine at this time the extent to which we will be vulnerable to year 2000 problems that these parties may present. As we initiate communications with these parties, we intend to acquire assurances from them that their systems are year 2000 compliant.

CONTINGENCY PLANS

        We are in the initial stages of developing a business contingency plan to address both unavoided and unavoidable year 2000 risks. The plan currently provides that we have retained and will continue to retain hard copy and tape back-up for our accounting and payroll systems. Although we have confidence in the assurances provided by software companies that the upgrades to our systems are year 2000 compliant, we are developing a "worst case" scenario in the event of internal and external system failures. Additionally, we have purchased approximately a two-year supply of the active ingredient in docosanol cream. This raw materials inventory is a key to the success of the manufacturing and marketing efforts of docosanol cream. We anticipate having a well-developed contingency plan by July 31, 1999; however, the contingency plan will be enhanced and revised as additional information is available and as we move forward with the marketing plans for docosanol cream.

CONCLUSION

        The above statements are based on our best estimates at the present time, which are derived utilizing numerous assumptions of future events and conditions. We can give no assurance that these assumptions will be accurate and that these estimates will be achieved. Our evaluation and assessment is ongoing and we expect that new or different information may become available as our assessments and evaluations continue.

RISK FACTORS

        We are a development stage company with a history of continuing losses and have "going concern" uncertainties as explained in the explanatory paragraph of the Independent Auditors' Report for the fiscal year ended September 30, 1998. In their report on our financial statements for the fiscal year ended September 30, 1998, our independent auditors refer to our activities as those of a development stage enterprise and indicate that we will need to raise additional outside capital to continue as a going concern. Development stage companies face various problems, delays, expenses and difficulties, many of which are difficult to control. We likely will encounter many unanticipated problems or challenges, including those relating to product development and formulation, clinical testing, regulatory compliance, production and marketing, additional costs and competition. From our inception through March 31, 1999, we have generated only limited revenues and have incurred net losses totaling approximately $57.9 million. These losses have resulted primarily from expenses relating to our organizational and research and development activities. We expect to continue to incur operating losses until such time that we can generate significant revenues from our proposed products. These proposed products are not fully developed and still require regulatory approvals. Even if we implement successfully our marketing strategy or achieve significant revenues or profitable operations, we cannot assure you that we can continue as a going concern.

        We require significant capital reserves and additional financing to commercialize docosanol cream and our other products. We will require additional capital substantially greater than currently on hand to commercialize docosanol cream and any other proposed products. Accordingly, we must raise additional capital or possibly collaborate with one or more pharmaceutical companies to obtain the necessary financing and expertise to obtain regulatory approvals, to complete clinical development, and to manufacture and market other proposed products. We might not raise additional capital (or sufficient capital) or enter into other collaborative and licensing arrangements on acceptable terms necessary to further develop or commercialize docosanol cream or any other proposed products. Our ability to carry out our proposed operations will be limited significantly if we fail to obtain required additional financing or to enter into additional collaborative and licensing arrangements for the continued development, manufacturing and distribution of our proposed products.

        We received a not-approvable letter from the FDA on docosanol cream and have no assurance of FDA approval. On December 22, 1998, we received a letter from the FDA stating that the new drug application for docosanol cream is "not-approvable." The letter indicated that: o the FDA has completed its review of the new drug application for docosanol cream;

        - we must submit additional evidence to substantiate the drug's effectiveness;

        - one additional clinical trial may be sufficient to substantiate the efficacy findings of the studies that we have already submitted; and

        - according to the FDA, the other sections of the new drug application were not the basis for the "not-approvable" action. These sections include chemistry, manufacturing and controls, pharmacology/toxicology and evidence for safety of docosanol cream for its proposed human use.

In our meeting with the FDA in mid-March 1999, the FDA indicated that it will continue to evaluate the additional effectiveness data submitted and will respond to us with its findings. The FDA indicated that this process would require at least one additional meeting between the FDA and us. We can give no assurance as to the possible outcome of our future discussions with the FDA. Failure to receive FDA approval or a substantial delay in receiving FDA approval for docosanol cream would affect materially and adversely our current business plan for docosanol cream as a prescription product.

        We may face certain risks if we modify our product formulation of docosanol cream as an over-the-counter product. We have determined that, with a few minor changes made to the existing formulation of docosanol cream, we could meet the FDA's regulations for marketing an over-the-counter fever blister/cold sore product. We will pursue this strategy only if we determine that the cost and timing of obtaining FDA marketing approval of a prescription product are too onerous. If we pursue commercialization of an OTC product for cold sores/fever blisters, then we will face various risks in reformulating the product, including:

        - identification of suitable ingredients to be used in the reformulation;

        -   long term stability of the revised formulation; and

        -   timely compliance with FDA regulations for marketing an OTC product.

We cannot assure you that we will successfully reformulate docosanol cream to meet the OTC standards of the FDA.

In addition, marketing a topical cream as an OTC product involves similar risks associated with its sale and marketing as a prescription product, including our ability to:

        -   execute a professional communications program;

        - build product awareness among customers or retail store decision makers;

        - entice major retail customers to buy, stock and recommend our product;

        - enforce docosanol patents and maintain exclusivity in the OTC market; and

        - price the product at a significant premium to competing products in the market.

We cannot assure you that docosanol cream, if marketed and distributed as an OTC product, will be superior to existing and proposed OTC products for oral herpes, or will gain widespread acceptance in the OTC consumer market.

        Market acceptance for docosanol cream is uncertain and its sales channels are not yet established. Pending our evaluation of the recent FDA decision, we currently intend to build an integrated sales and marketing capacity to support the potential launch of docosanol cream as a prescription product. Although our marketing plans currently are on hold, we have engaged an advertising agency for advertising and promotional materials to prepare for a possible product launch of docosanol cream. However, we might not develop effective advertising or increase the awareness of treatments for oral herpes, cold sores or fever blisters, so that patients will seek medical treatment or select our product. In addition, if we continue to develop and eventually launch docosanol cream, then we will rely substantially on our sales organization. We will face difficulties in hiring and training sales staff in a timely fashion, because there is intense competition for competent sales staff. Our failure to implement an effective sales organization in a timely manner would affect materially and adversely our business and financial condition. Market acceptance for docosanol cream as a topical treatment for oral-facial herpes is uncertain. We might not attain a level of sales sufficient to sustain our operations.

        We are in the early stages of research and development for our products, and our unproven products may result in the possible loss of product development costs. We might not develop successfully any of our research and development programs and potential products. In addition, we might not develop our potential products to:

        -   be safe and efficacious in clinical trials;

        - be more effective than formulated products based on existing or newly developed technologies;

        -   meet applicable regulatory standards;

        - demonstrate substantial therapeutic benefits in the treatment of any disease;

        - be capable of being produced in commercial quantities at reasonable costs; or

        -   be marketed successfully.

        Furthermore, the effectiveness of any of our technologies in pre-clinical studies performed in vitro or in animal models may not be relevant to the development of, or indicate the efficacy of, a proposed product for human use. Our drug development programs are subject to all the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funds that could result in the abandonment or substantial change in the development of a specific product. The development process for medical products is lengthy and capital intensive. We face substantial risks of failing to complete the development of our proposed products. Any of the foregoing or following factors could affect materially and adversely our business operations and financial condition:

        -   unsuccessful clinical trial results for proposed products;

        -   failure to complete product development successfully; or

        - our decision, for economic or other reasons, not to complete the development of a particular product.

        We may not acquire in-licensed technologies. We intend to become a licensing and development company with products at various stages in the drug development pipeline. We plan to seek additional products through in-licensing and co-promotion arrangements. To achieve this objective, we must acquire and/or in-license new products and technologies to further develop, market and/or sublicense them to others. We will face intense competition for these in-licensed products and technologies and we might not locate suitable products and technologies to fit our strengths or obtain them on acceptable terms.

        We need to comply with government regulations to develop, produce, test, manufacture and market our products. Governmental authorities in the U.S. (including the FDA) and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. Accordingly, we may not obtain regulatory approval for any of our proposed products. We are using a significant portion of our financial resources for research and development and the clinical trials necessary to obtain such approvals for our proposed products. Although we intend to do so, we may not identify and enter into additional collaborative arrangements with pharmaceutical companies to provide the financing necessary to complete the required testing and regulatory review processes necessary for our proposed products. We will continue to incur costs of development without any assurance that we will obtain regulatory approvals. Failure to obtain (or delays in obtaining) such approvals will affect adversely our business operations, including our ability to commence marketing of any proposed products. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system. Future changes could affect the time frame required for regulatory review and the sale prices of our proposed products, if approved for sale.

        Our business is subject to rapid technological change and competition. The pharmaceutical industry is subject to rapid, unpredictable and significant technological change. We face intense competition from universities, research institutions and pharmaceutical, chemical and bio-engineering companies. Docosanol cream, if ultimately marketed, will compete with, among others, the following products:

        - Zovirax(R) (acyclovir) and Valtrex(R) (valacyclovir) products marketed by Glaxo-Wellcome Corp;

        - Famvir(R) (famciclovir) and Denavir(R) (penciclovir) products marketed by SmithKline Beecham; and

        - over-the-counter preparations, including well known products like Blistex(R) and Carmex(R).

Developments by our competitors or potential competitors could render our proposed products obsolete. Most of our competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than we do. If we launch successfully our first proposed product, docosanol cream, then it will compete with several prescription products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Our proposed products may not achieve commercial success in this intense competitive environment.

        We depend on key personnel. Our success depends on the performance of our officers and key employees, especially our chief executive officer, Dr. Gerald J. Yakatan. We do not have "key person" life insurance policies on any of our employees. Furthermore, we only have "at-will" employment agreements for our officers and key employees with whom we have agreements. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our management. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified scientific, technical, sales, marketing and customer service personnel. Moreover, the industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We face intense competition for qualified personnel, particularly in product research, development, sales and marketing.

        Our patents and proprietary rights may be challenged. We own or have rights to eleven (11) U.S. and eight (8) foreign patents on our products or technologies. We also have pending U.S. and foreign patent applications. These patents and patent applications cover medical uses of docosanol and related compounds, hu-PBL-SCID technologies and IgE regulating compounds. We cannot assure you, however, that:

        - the claims in the pending patent applications will be issued as patents;

        - present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

        - our proposed technologies will not infringe other patents or rights owned by others, including licenses which may not be available to us;

        - any issued patents will provide us with significant competitive advantages; or

        - third parties will not challenge the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful. In particular, Dr. David Katz (our former president and chief executive officer) is seeking a court declaration that he and his wife, Lee R. Katz, have rights to certain IgE technology that Dr. Katz asserts are superior to AVANIR's rights.

        The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. In addition, the National Institutes of Health's regulations provide that, if federally-funded institutions do not timely pursue patent applications for patentable inventions, then the government can exercise its right to own such inventions.

        In addition, the process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and the patents must be sought and obtained separately.

        In some cases, we may rely on trade secrets and confidentiality agreements to protect our innovations. We cannot assure you that our trade secrets will be established, or that secrecy obligations will be honored, or that others will not develop independently similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the projects of AVANIR, disputes may arise as to the proprietary rights to such information in which we do not receive a favorable resolution.

        We will depend upon third-party arrangements to manufacture or market docosanol cream and our other products. We do not have and do not expect to have in the foreseeable future the resources to manufacture or market directly on a large commercial scale docosanol cream or any other proposed products that we may develop. To successfully commercialize docosanol cream or any other proposed products, we will need to enter into collaborative arrangements with pharmaceutical or biotechnology companies to assist in funding various aspects of commercialization costs, including development costs, clinical testing necessary to obtain regulatory approvals and manufacturing and marketing costs. Such collaborative arrangements likely will cause higher costs or the sharing of profits with third parties.

        In addition, we have entered into several licensing agreements to cover the clinical development, manufacturing and marketing of docosanol cream in foreign markets. We might not finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms, if at all. We ultimately may establish our own manufacturing and/or marketing capabilities, at least for certain proposed products, that would likely require substantial additional funds and personnel.

        We are exposed to risks relating to the foreign sales of docosanol cream and other products. We are subject to various foreign trade risks relating to the continued development of docosanol cream by foreign licensees, and, possibly in the future, to the manufacture, marketing and distribution of docosanol cream overseas by foreign licensees. Certain risks that could impact significantly our ability to deliver products include:

        - changes in the regulatory and competitive environments in foreign countries;

        - changes in a specific country's or region's political or economic conditions;

        -   shipping delays;

        - difficulties in managing operations across disparate geographic areas;

        -   fluctuations in foreign currency exchange rates;

        - difficulties associated with enforcing agreements through foreign legal systems; and

        -   trade protection measures such as customs duties and export quotas.

        The market price of our Class A Common Stock is volatile. The market price of our Class A Common Stock is volatile, as evidenced by the recent and historical fluctuations in the market price of our Class A Common Stock. Many factors have impacted or likely will continue to impact significantly the market price of our Class A Common Stock, including:

        -   fluctuations in our operating results;

        - developments relating to the progress of clinical trials for our proposed products;

        - our relationships with present and potential licensees and distributors;

        - announcements of technological innovations or new products by us or our competitors; and

        -   changes in market conditions and the economy in general.

        Furthermore, the market prices for securities of many biotechnology companies have fluctuated widely, but not necessarily in relation to the operating performance of such companies.

        Uncertainty of Ability to Meet Listing Requirements: Possible Delisting by the Nasdaq National Market System. Our Class A Common Stock trades on the Nasdaq National Market System. To comply with the listing and maintenance requirements of the Nasdaq National Market System, the Nasdaq rules provide that:

        (i) the minimum bid price of our Class A Common Stock must trade at or above $1.00; and

        (ii) We must maintain net tangible assets of $4 million.

        If the minimum bid price falls below $1.00 for thirty (30) consecutive business days, then Nasdaq will notify us that we have ninety (90) calendar days from the date of notification to comply with the applicable continued inclusion standard. In this case, we could comply by having a minimum bid price at or above $1.00 for a minimum of ten (10) consecutive business days during the ninety-day compliance period.

        On February 8, 1999, we received notice from Nasdaq that the minimum bid price of our Class A Common Stock had failed to maintain the maintenance standard of a closing bid price of greater than or equal to $1.00 during the previous thirty (30) consecutive business days. The letter indicated that the 90-day period to regain compliance had begun. Our Class A Common Stock traded at or above $1.00 for thirteen (13) consecutive trading days ended April 5, 1999. However, since April 5, 1999, and up to the date of this filing, our Class A Common Stock has traded below $1.00. Although our stock price maintained a closing bid price at or above $1.00 for thirteen (13) consecutive days within the 90-day compliance period, we have been advised by Nasdaq that they consider our current bid price to be deficient. We have requested an oral hearing with Nasdaq to discuss our plans for improving the Class A Common Stock trading price to acceptable levels. If Nasdaq delists our Class A Common Stock from the Nasdaq National Market System, then we may face significant difficulties in raising additional capital on favorable terms, if at all. Delisting also will negatively affect shareholder liquidity.

        The testing, marketing and sale of our products involve product liability risks, and we currently have limited insurance coverage. The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. For example, the eventual end-users of our proposed products, if any, could assert claims against us. We have maintained product liability insurance coverage for our clinical trials in the amount of $2,000,000 per incident and in the aggregate. Such insurance may not cover sufficiently all possible liabilities. In the event of a successful suit against our business or proposed products, the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, certain distributors of pharmaceutical products require minimum product liability insurance coverage prior to their purchase or acceptance of products for distribution. Failure to satisfy such insurance requirements could impede our ability to achieve broad distribution of our proposed products, which could affect materially and adversely our business and financial condition.

        The conversion or exercise of certain outstanding securities will have a dilutive effect on the shares of our Class A Common Stock. As of the date of this report, the following securities exercisable or convertible into shares of Class A Common Stock were outstanding:

        - 200 shares of Series D Convertible Preferred Stock convertible into 2,602,134 shares of Class A Common Stock (assuming a conversion price of $0.7686 per share as of May 4, 1999);

        - stock options to purchase an aggregate of 7,220,442 shares of Class A Common Stock (at exercise prices ranging from $0.72 to $6.4375 per share) and 403,000 shares of Class B Common Stock (at exercise prices ranging from $0.0125 to $0.50 per share);

        - Class D Warrants exercisable into 1,387,689 shares of Class A Common Stock (at an exercise price of $1.50 per share);

        - Class G Stock Purchase Warrants exercisable into 2,030,455 shares of Class A Common Stock (at an exercise price of $2.97 per share);

        - Class H Stock Purchase Warrants exercisable into 100,000 shares of Class A Common Stock (at an exercise price of $2.40 per share);

        - Class I Stock Purchase Warrant exercisable into 500,000 shares of Class A Common Stock (at an exercise price of $0.78125 per share);

        - Class J Stock Purchase Warrants exercisable into 100,000 shares of Class A Common Stock (assuming an exercise price of $1.05 per share);

        - Class K Stock Purchase Warrant exercisable into 375,000 shares of Class A Common Stock (at an exercise price of $1.125 per share); and

        - 65,000 shares of Class B Common Stock (each convertible into one share of Class A Common Stock).

        In addition, we intend to issue up to 300 additional shares of Series D Convertible Preferred Stock and related Class J Stock Purchase Warrants, which are convertible or exercisable into shares of Class A Common Stock. To the extent that our outstanding or other securities are exercised or converted, our shareholders will experience dilution of their ownership percentages. Sales in the public market of shares of Class A Common Stock that underlie stock options and warrants may affect adversely the prevailing market prices for shares of Class A Common Stock. Accordingly, negative price movements in the shares of Class A Common Stock likely would have adverse effects on our ability to obtain additional equity capital on favorable terms, if at all.

        We will not declare or pay cash dividends in the foreseeable future. We do not intend to declare or pay cash dividends in the foreseeable future. We expect to retain any earnings, if and when achieved, to finance our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        AVANIR's market risk exposures are related to its cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one-year, which we do not believe is a significant market risk.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 30, 1998, Dr. David Katz (former president and chief executive officer and a former director of AVANIR) filed a Complaint for Declaratory Relief (the "Katz Complaint") against AVANIR. The Katz Complaint seeks to overturn certain actions of AVANIR and seeks a declaration of the court that the action of the Board of Directors to terminate his employment as president is null and void. The Katz Complaint also seeks a declaration that the election of Gerald Yakatan, Ph.D. as a director and as the president is void; that our Proxy Settlement Agreement with HealthMed, Inc. ("HealthMed") likewise is void; and that unspecified actions by the Board of Directors of AVANIR be set aside. The Katz Complaint further seeks an injunction to preserve Dr. Katz's stock options and a declaration that certain shares of common stock (returned to Dr. Katz incident to a rescission of his personal transactions with HealthMed) are restored to shares of Class B Common Stock with Class B Voting Rights. Additionally, the Katz Complaint seeks a determination that the termination of his employment was not "for cause," which would entitle him to certain severance benefits. Finally, Dr. Katz seeks an accounting for personal funds that he allegedly advanced to AVANIR, and an award of unspecified money damages for emotional distress and defamation.

        The first amendment to the Katz Complaint was filed on December 21, 1998, adding a claim for specific performance of an alleged option right to acquire certain shares of Class B Common Stock. In this amended pleading, Dr. Katz's wife, Lee R. Katz, was added as a plaintiff. Lee Katz, a former employee of AVANIR, alleges that we breached her grant of options to acquire Class B Common Stock. She also has joined with Dr. Katz in seeking a declaration of the court that they have rights to certain IgE technology, and those rights are superior to the rights of AVANIR. Dr. Katz also alleges that we breached an agreement to reimburse him for certain personal attorney fees. The second amendment was filed on January 21, 1999, adding claims for defamation and invasion of privacy. This second amendment adds a claim that Dr. Gerald Yakatan willfully and intentionally disregarded the rights of Dr. Katz by presenting materials alleged to be created and published by Dr. Katz without credit or recognition given to him. A third amendment was filed on March 29, 1999, claiming that we intentionally interfered with Dr. Katz's contract of employment as chief executive officer of the Medical Biology Institute and certain promissory notes between the Institute and Dr. Katz. This third amendment seeks unspecified general and punitive damages allegedly caused by our tortious interference with his contractual relations or his prospective economic advantage.

        On May 3, 1999, Dr. Katz formally requested that the court dismiss without prejudice three claims of action: (i) Quiet title to certain IgE technology, (ii) invasion of privacy, and (iii) plagiarism and misappropriation of professional material and ideas against all defendants. He has also withdrawn his claim that sought to overturn the elections of Dr. Yakatan as a director and as chief executive officer.

        On October 30, 1998, AVANIR filed a cross-complaint against Dr. Katz seeking recovery of compensatory and punitive damages for his breach of fiduciary duties as a director and officer of AVANIR. Acting pursuant to Dr. Katz' agreements with AVANIR, the cross-complaint also asks that the court order Dr. and Mrs. Katz to assign any interest they may possess in a pending patent application pertaining to AVANIR's proprietary IgE down-regulation technology.

        Neither AVANIR nor our counsel is able to express an opinion on the likely outcome of the lawsuits with Dr. Katz, but we intend to defend the claims from, and pursue its claims against, Dr. Katz vigorously. AVANIR has filed a Motion for Summary Adjudication of Dr. Katz's claims in its favor, but a ruling on that motion is not expected until shortly before trial, which is scheduled to begin on June 18, 1999. Discovery is now complete, and the parties currently are engaged in trial preparation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held February 19, 1999, Company's shareholders approved the following proposals:

1) To elect three directors to hold offices until the 2002 Annual Meeting of Shareholders. The following directors were elected to the Board of Directors until the 2002 Annual Meeting of Shareholders: Michael W. George; James B. Glavin and Gerald J. Yakatan, Ph.D. There were in excess of 37,188,702 votes cast for each nominee.

2) To approve the 1998 Stock Option Plan pursuant to which an aggregate 1,875,000 shares of Class A Common Stock will be reserved for issuance. There were cast 33,328,304 votes in favor of this proposal, 4,220,477 votes against this proposal, 534,769 votes abstained and 3,097,116 non-votes.

3) To approve the grant of stock options exercisable into 25,000 shares of Class A Common Stock to each of five directors elected on June 30, 1998 (for an aggregate of 125,000 options). There were cast 35,407,680 votes in favor of this proposal, 5,057,213 votes against this proposal, 447,424 votes abstained and 268,349 non-votes.

4) To amend our Articles of Incorporation to reapportion the 100,000,000 authorized number of shares of common stock to decrease the authorized number of shares of Class A Common Stock from 99,490,000 to 99,288,000 and to increase the authorized number of shares of Class B Common Stock from 510,000 to 712,000. There were cast 35,407,680 votes in favor of this proposal, 3,087,752 votes against, 516,189 votes abstained and 2,169,025 non-votes.

5) To ratify the selection of Deloitte & Touche LLP as AVANIR's independent auditors for the fiscal year ending September 30, 1999. There were cast 38,453,820 votes in favor of this proposal, 301,539 votes against this proposal, 256,262 votes abstained and 2,169,045 non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Current Reports on Form 8-K

        A Current Report on Form 8-K was filed on January 25, 1999, reporting that AVANIR had entered into an agreement with a New York City based private investment firm for an equity line, which potentially allows AVANIR to access up to $10 million in financing over a two-year period through the sale of its Class A Common Stock.

        A Current Report on Form 8-K was filed on March 11, 1999, reporting that AVANIR's board of directors declared a dividend of one preferred share purchase right (a "Right") for each share of Class A Common Stock and Class B Common Stock outstanding at the close of business on March 25, 1999. As long as the Rights are attached to the shares of common stock, the we will issue one Right (subject to adjustment) with each new share of common stock issued, so that all such shares will have attached rights. When exercisable, each right will entitle the holder to purchase from AVANIR one one-hundredth of a share of Series C Junior Participating Preferred Stock at a price of $10.00 per one one-hundredth of a preferred share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 5, 1999, between AVANIR and American Stock Transfer & Trust Company, the Rights Agent.

        A Current Report on Form 8-K was filed on April 1, 1999, reporting that we had entered into a letter amendment to the Class A Common Stock Investment Agreement dated January 22, 1999, previously reported in our Current Report on Form 8-K filed January 25, 1999 as noted above.

        A Current Report on Form 8-K filed on April 1, 1999, reporting that we had entered into an agreement with several accredited investors to obtain up to $5 million in financing through the sale of up to 500 shares of Series D Convertible Preferred Stock and related Class J Stock Purchase Warrants.

        A Current Report on Form 8-K was filed on April 20, 1999, reporting that the we had issued a Class I Stock Purchase Warrant exercisable into 500,000 shares of Class A Common Stock at an exercise price of $0.78125 per share and a Class K Stock Purchase Warrant exercisable into 375,000 shares of Class A Common Stock at an exercise price of $1.125 per share. Each of these warrants were issued to consultants in exchange for their services to AVANIR.

(b)     Exhibits

       3.1   -   Restated Articles of Incorporation of the Registrant(4)

       3.2   -   Certificate of Amendment of the Articles of Incorporation of the
                 Registrant(11)

       3.3   -   Certificate of Determination with respect to Series D Convertible
                 Preferred Stock of the registrant(12)

       3.4   -   Certificate of Determination with respect to Series C Junior Participating
                 Preferred Stock of the registrant(10)

       3.5   -   Amended and Restated By-laws of the Registrant(8)

       4.1   -   Forms of Class A and Class B Common Stock Certificates(2)

       4.2   -   Class D Warrant Agreement (including form of Class D Warrant Certificate)(3)

       4.3   -   Convertible Note, dated February 26, 1997, issued to RGC International
                 Investors LDC(8)

       4.4   -   Form of Class G Stock Purchase Warrant(6)

       4.5   -   Rights Agreement dated as of March 5, 1999, between
                 AVANIR Pharmaceuticals and American Stock Transfer & Trust
                 Company(10)

       4.6   -   Form of Rights Certificate with respect to the Rights Agreement dated as of March 5, 1999(10)

       4.7   -   Form of Series D Convertible Preferred Stock Certificate(11)

       4.8   -   Amended and Restated Class I Stock Purchase Warrant dated March 4, 1999(13)

       4.9   -   Form of Class J Stock Purchase Warrant(11)

       4.10  -   Class K Stock Purchase Warrant dated April 1, 1999(13)

      10.1   -   1989 Stock Option Plan(2)

      10.3   -   Licensing Agreement with Yamanouchi Europe b.v. 1

      10.4   -   1994 Stock Option Plan(5)

      10.5   -   Supplemental Agreement with Yamanouchi Europe b.v.(5)

      10.6   -   Licensing Agreement with Grelan Pharmaceutical Company Limited(6)

      10.7   -   Employment Agreement with Gerald J. Yakatan(7)

      10.8   -   Form of Indemnification Agreement with certain Directors and Executive
                 Officers of the Company(7)

      10.9   -   Registration Rights Agreement with Promethean Investment Group, LLC(9)

      10.10  -   Class A Common Stock Investment Agreement the Promethean Investment Group,
                 L.L.C(9)

      10.11  -   Amendment to the Class A Common Investment Agreement(12)

      10.12  -   Securities Purchase Agreement for Series D Convertible Preferred Stock(11)

      10.13  -   Registration Rights Agreement for Series D Convertible Preferred Stock(11)

      10.14  -   Form of Employment Retention Agreement dated February 1999 with certain executive officers and key employees of AVANIR

      10.15  -   1998 Stock Option Plan

      27.1   -   Financial Data Schedule

1 Incorporated by reference to the similarly described exhibits included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed January 11, 1992.

2 Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

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

5 Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

6 Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed March 10, 1997.

7. Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

8. Incorporated by reference to the similarly described exhibit included with the Registrants Form 8-K filed on October 30, 1998.

9. Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K filed on January 25, 1999.

10. Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed March 11, 1999.

11. Incorporated by reference tot he similarly described exhibit included with the registrant's Current Report on Form 8-K filed on April 1, 1999.

12. Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed on April 1, 1999.

13. Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed on April 20, 1999.

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

Signature                                 Title                             Date
---------                                 -----                             ----
/s/Gerald J. Yakatan, Ph.D.      President and Chief                    May 17, 1999
-----------------------------    Executive Officer
Gerald J. Yakatan, Ph.D.         (Principal Executive Officer)


/s/Gregory P. Hanson             Vice President, Finance and Chief      May 17, 1999
-----------------------------    Financial Officer
Gregory P. Hanson                (Principal Financial and
                                 Accounting Officer)