Form 10-Q
period 1999-06-30
AVANIR PHARMACEUTICALS
filed 1999-08-16
CIK 858803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

================================================================================

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended JUNE 30, 1999 Commission File No. 0-18734

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

                                 (858) 558-0364
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of Common Stock of the Registrant issued and outstanding as of August 9, 1999:

        Class A Common stock, no par value                            43,155,139
        Class B Common stock, no par value                               440,000


================================================================================

                             AVANIR PHARMACEUTICALS
                                    FORM 10-Q

                       For the quarter ended June 30, 1999

                                      Index

PART I.        FINANCIAL INFORMATION                                               Page

Item 1.        Financial Statements

               Balance Sheets at September 30, 1998 and June 30, 1999..............   3

               Statements of Operations for the three and nine month periods ended June 30, 1998 and 1999 and for the period from August 31, 1988
               (inception) to June 30, 1999........................................   4

               Statements of Cash Flows for the nine month periods ended June
               30, 1998 and 1999 and for the period from August 31, 1988 (inception)
               to June 30, 1999....................................................   5

               Notes to Financial Statements.......................................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................  14

Item 3.        Quantitative and Qualitative Disclosures about Market Risk .........  29

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...................................................  29

Item 4.        Submission of Matters to a Vote of Security Holders.................  30

Item 6.        Exhibits and Reports on Form 8-K....................................  30

SIGNATURES     ....................................................................  33

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS (UNAUDITED)



===================================================================================================================
                                                                                  SEPTEMBER 30,          JUNE 30,
ASSETS                                                                                1998                 1999
                                                                                  ------------         ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  6,508,341         $  1,437,351
    Interest receivable                                                                 93,763
    Inventory                                                                                               111,901
    Prepaid and other                                                                  282,211              116,386
                                                                                  ------------         ------------
         Total current assets                                                        6,884,315            1,665,638

PROPERTY - at cost (less accumulated depreciation
               of $400,719 and $468,599)                                               251,486              247,488
PATENT COSTS (less accumulated amortization
               of $74,813 and $94,127)                                                 450,038              542,327
DEFERRED COSTS                                                                          37,577              285,549
OTHER ASSETS                                                                            30,384              217,804
                                                                                  ------------         ------------
         TOTAL                                                                    $  7,653,800         $  2,958,806
                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Convertible notes payable                                                     $  1,000,000
    Accounts payable                                                                   528,471         $    839,710
    Accrued expenses and other liabilities                                             325,594              201,757
    Accrued compensation and payroll taxes                                             210,420              266,936
                                                                                  ------------         ------------

         Total current liabilities                                                   2,064,485            1,308,403

COMMITMENTS (Notes 7 and 8)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
      Series D - no par value, 500 shares authorized; 65.9 shares issued and                                619,949
                 outstanding                                                                            ------------
         Total redeemable convertible preferred stock                                                       619,949

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value, 9,999,500 shares authorized:
      Series C Junior Participating - 1,000,000 shares
               authorized, no shares issued or outstanding
    Common stock - no par value:
      Class A - 99,490,000 and 99,288,000 shares authorized;
               39,814,017 and 43,003,767 issued and outstanding                     59,179,721           61,570,350
      Class B - 510,000 and 712,000 shares authorized;
               49,000 and 440,000 shares issued and outstanding
               (convertible into Class A Common Stock)                                  25,582               38,269
    Deficit accumulated during development stage                                   (53,615,988)         (60,578,165)
                                                                                  ------------         ------------
         Total shareholders' equity                                                  5,589,315            1,030,454
                                                                                  ------------         ------------
         TOTAL                                                                    $  7,653,800         $  2,958,806
                                                                                  ============         ============



See notes to the unaudited financial statements.

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

==============================================================================================================================
                                                                                                                    AUGUST 31,
                                                                                                                      1988
                                             THREE MONTHS ENDED                      NINE MONTHS ENDED             (INCEPTION)
                                                   JUNE 30,                               JUNE 30,                     TO
                                       -------------------------------       -------------------------------        JUNE 30,
                                           1998               1999               1998               1999              1999
                                       ------------       ------------       ------------       ------------       ------------
REVENUES:
   License fees/contract services                                                                                  $  4,507,625
   Federal research grants                                                                                              940,646
   Interest and other                  $    144,422       $     25,879       $    496,554       $    135,268          4,826,295
                                       ------------       ------------       ------------       ------------       ------------
   Total revenues                           144,422             25,879            496,554            135,268         10,274,566
                                       ------------       ------------       ------------       ------------       ------------
EXPENSES:
   Research and development                 764,906          1,118,162          2,400,231          2,698,626         37,930,731
   General and administrative             1,487,569          1,370,151          3,406,482          3,373,848         24,644,062
   Sales and marketing                                         257,014                             1,020,226          1,690,923
   Litigation settlement                    668,104                               818,104                               783,899
   Interest                                  14,534                620             79,461              4,745          5,269,846
   Cost of contract services                                                                                            533,270
                                       ------------       ------------       ------------       ------------       ------------

   Total expenses                         2,935,113          2,745,947          6,704,278          7,097,445         70,852,731
                                       ------------       ------------       ------------       ------------       ------------

NET LOSS                               $ (2,790,691)      $ (2,720,068)      $ (6,207,724)      $ (6,962,177)      $(60,578,165)
                                       ============       ============       ============       ============       ============

NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                    $ (2,790,691)      $ (2,742,726)      $ (6,207,724)      $ (6,984,835)
                                       ============       ============       ============       ============

NET LOSS PER SHARE                     $      (0.07)      $      (0.07)      $      (0.16)      $      (0.17)
                                       ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING             39,860,537         41,623,194         39,405,843         41,055,355
                                       ============       ============       ============       ============



See notes to the unaudited financial statements.

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

================================================================================================================
                                                                   NINE MONTHS ENDED             AUGUST 31, 1988
                                                                        JUNE 30,                 (INCEPTION) TO
                                                            -------------------------------         JUNE 30,
                                                                1998               1999               1999
                                                            ------------       ------------      ---------------
OPERATING ACTIVITIES:                                       $ (6,207,724)      $ (6,962,177)      $(60,578,165)
Net loss
Adjustments to reconcile net loss to net cash
    used for operating activities:
Depreciation and amortization                                    169,714            103,893          1,048,542
Non-cash interest expense                                                            17,620          4,294,307
Technology license fee                                                                               3,545,713
Compensation paid with common stock and stock options                               126,748            777,350
Compensation forgiven by stockholder                                                                    66,923
Imputed interest on technology license fee                                                              82,613
Changes in assets and liabilities:
    Interest receivable                                           50,826             93,763
    Inventory                                                                      (111,901)          (111,901)
    Prepaid and other                                             59,047            (21,595)          (334,190)
    Organizational costs                                                                               (20,242)
    Deferred costs                                                                 (285,549)          (285,549)
    Accounts payable                                            (169,998)           311,239            839,710
    Accrued expenses and other liabilities                       527,267           (123,837)           201,757
    Accrued compensation and payroll taxes                        25,246             56,516            266,936
                                                            ------------       ------------       ------------
        Net cash used for operating activities                (5,545,622)        (6,795,280)       (50,206,196)
INVESTING ACTIVITIES:
  Patent  costs                                                  102,304           (111,603)          (636,454)
  Capital expenditures                                          (120,017)           (80,578)          (829,366)
                                                            ------------       ------------       ------------
        Net cash used for investing activities                   (17,713)          (192,181)        (1,465,820)
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock            40,939          2,060,206         41,312,483
  Proceeds from issuance of convertible notes payable                                               19,500,000
  Debt issue costs                                                                                  (1,067,410)
  Repayment of convertible notes payable                                                            (2,673,217)
  Stock issue costs                                                                (143,735)        (3,057,438)
  Advances for purchase of common stock                                                                125,000
  Collection of notes receivable for common stock                                                       14,525
  Proceeds from stockholder loans                                                                      322,788
  Repayment of stockholder loans                                                                      (322,788)
  Proceeds from issuance of subordinated
     notes payable - net of issue costs                                                                538,750
  Repayment of subordinated notes payable                                                             (625,000)
  Payment on technology license fee                                                                   (958,326)
                                                            ------------       ------------       ------------
    Net cash provided by financing activities                     40,939          1,916,471         53,109,367
                                                            ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        (5,522,396)        (5,070,990)         1,437,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              14,428,834          6,508,341
                                                            ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     8,906,438       $  1,437,351       $  1,437,351
                                                            ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                             $     96,085       $      4,745       $  1,112,237
                                                            ============       ============       ============



See notes to the unaudited financial statements

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

1.      BASIS OF PRESENTATION

        The unaudited financial statements presented in this quarterly report have been prepared in accordance with the instructions to Form 10-Q under
Section 13 or 15(d) of the Securities Exchange Act of 1934. These statements should be read with AVANIR Pharmaceuticals (the "Company") audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998. In management's opinion, the financial statements include all adjustments, consisting only of normal recurring accruals that are necessary to summarize fairly the Company's financial position as of June 30, 1999, and the results of operations for the three and nine months ended June 30, 1999 and from August 31, 1988 (Inception) to June 30, 1999. The results of operations for the three and nine months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending September 30, 1999.

2.      GOING CONCERN

        The report from the Company's auditors for the fiscal year ended September 30, 1998 contains an explanatory paragraph relating to the status of the Company's ability to continue as a going concern. The Company has incurred net losses since inception and has not yet received product approval from the U.S. Food and Drug Administration ("FDA") on its new drug application for docosanol cream. These factors and the lack of financing at September 30, 1998 raised substantial doubt about the ability of the Company to continue as a going concern.

        Status of Discussions With the FDA - On December 22, 1998, the Company delayed product launch plans for docosanol cream a topical treatment for oral-facial herpes (cold sores and fever blisters), when it received a "not approvable" letter from the FDA following the FDA's review of the initial information that the Company submitted with its new drug application. The letter indicated that the FDA had completed its review of docosanol cream and stated that additional evidence was needed to substantiate the efficacy findings of studies that the Company submitted with the new drug application. In March 1999, the Company amended its new drug application by providing additional evidence of the effectiveness of docosanol cream, and in June 1999, held a meeting with the FDA to discuss the additional evidence and other issues.

        On August 4, 1999, the Company submitted what it believes to be the final information on its new drug application for docosanol cream in response to the FDA's request of July 21, 1999. In that letter, the FDA stated it had reviewed the additional evidence of efficacy that the Company previously had submitted and requested additional statistical analyses to assess the consistency of the clinical data. The FDA has indicated that its review of that material can be accomplished relatively quickly.

        Financing Arrangements. - As part of management's plan to secure sufficient funds to support research and development activities and operations in the current year, the Company entered into two financing arrangements in early 1999 subject to various conditions. On January 22, 1999, the Company entered into a two-year investment agreement for a $10 million equity line. The investor may invest up to an additional 30% or $3 million at the investor's option over the two-year period. The Company is unable to access the equity line financing arrangements in the present form, because the Company does not meet certain financing conditions. Further, the Securities and Exchange Commission has changed its requirement for how equity lines are to be structured the Company and the investor are evaluating

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

potential changes to the equity line financing arrangement to determine whether it is still financially attractive and viable for both parties

        On March 22, 1999 the Company entered into an agreement to obtain up to $5 million in financing through the sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock. See Notes 8 and 11 for further discussions of the restrictions and assumptions that presently affect the Company's ability to access the additional $3 million in financing that remain under agreement.

        On March 31, 1999 and April 1, 1999, the Company received cash proceeds in the amount of $1.8 million and $200,000, respectively, from the sale of 200 shares of Series D Redeemable Convertible Preferred Stock. See Note 8. The Company is in the process of seeking other financial arrangements to secure sufficient funding to meet its needs for the upcoming year.

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

6.      DEFERRED COSTS

        At June 30, 1999, deferred costs of $285,549 represent fees and expenses related to the Series D Redeemable Convertible Preferred Stock Financing and Equity Line Agreement as discussed in Notes 8 and 11. The amounts classified as deferred costs will be offset against the proceeds from the remaining shares of Series D Redeemable Convertible Preferred Stock and stock sold under the equity line as appropriate.

7.      RESEARCH & DEVELOPMENT COMMITMENTS

        During fiscal 1999, the Company entered into several contractural agreements totaling $671,000 with third party vendors for research and development activities related to its allergy & asthma

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

technology. For the three and nine month periods ended June 30, 1999, the Company had recorded expense under these contracts of $260,000 and $437,000, respectively. See Note 13.


8.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

        Series D Redeemable Convertible Preferred Stock and Class J Stock Purchase Warrants - On March 22, 1999, the Company entered into an agreement with certain accredited investors to obtain up to $5 million in financing through the issuance and sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock ("Series D Shares") and a corresponding number of Class J Stock Purchase Warrants ("Class J Warrants"). The agreement requires that the Company issue one Class J Warrant with each Series D Share for an aggregate purchase price per unit of $10,000. Each Class J Warrant is exercisable into 500 shares of Class A Common Stock, representing a maximum of 250,000 shares purchasable if all Class J Warrants are issued. The Class J Warrants expire five years from the date of issuance.

        On March 31, 1999, the investors made their initial investment in the Company by purchasing 200 Series D Shares and the related Class J Warrants for $2.0 million. In June 1999, the Company had the right to sell under certain conditions 100 additional Series D Shares to the investors. However, this sale did not occur, because the Company did not meet one of the conditions caused by uncertainty of continued listing of the Company's Class A Common Stock on the Nasdaq National Market. The investors in the Series D Shares have the option to purchase the remaining 200 of Series D Shares for an additional investment of $2.0 million. This purchase is subject to various conditions. See Note 2.

        Each Series D Share bears an annual dividend of $500 that is payable on a quarterly basis in cash or, at the Company's option, in stock at the applicable conversion rate. The investors have the option to convert the Series D Shares into shares of Class A Common Stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

        o the Fixed Conversion Price - an amount equal to $0.91488 per share of Class A Common Stock, which represents 120% of the five-day average of the closing bid prices per share of the Class A Common Stock during the five trading days immediately preceeding July 29, 1999; or

        o the Variable Conversion Price - an amount equal to 86% of the market price at the time when the Series D Shares are converted.

        On the date of issuance, the exercise price of the Class J Warrants issued in connection with the initial sale of 200 Series D Shares was equal to $1.05 per share of Class A Common Stock, compared with the closing bid price of $1.0313 per share on March 31, 1999, the date of the initial investment. The Company estimated the value of the beneficial conversion feature at the time of issuance to be immaterial and, therefore, did not allocate any portion of the proceeds from the sale of the Series D Redeemable Convertible Preferred Stock to the 200 Class J Stock Purchase Warrants. The Company reduced the exercise price of the Class J Stock Purchase Warrants to $0.91488 per share of Class A Common Stock on July 29, 1999 according to the reset provision of the agreement on the 120th day from the initial investment (as explained above as the Fixed Conversion Price).

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

        Each of the selling shareholders and its affiliates may not convert the Series D Shares and/or exercise the Class J Warrants if its beneficial ownership would exceed 4.99% of the total outstanding shares of Class A Common Stock following such conversion or exercise.

        The Series D Redeemable Convertible Preferred Stock is redeemable at the option of the holder in the event of a major corporate transaction, such as a consolidation, merger or other business combination, and/or a triggering event such as the Company's failure to meet certain conditions including, but not limited to, the continued listing of the Company's Class A Common Stock on the Nasdaq National Market System. In the event of a major transaction or triggering event, the holder has the right to require the Company to redeem all or a portion of the then currently outstanding shares of Series D Redeemable Convertible Preferred Stock at a price per share determined by the type of event triggering the redemption.

        Between June 16, 1999 and June 30, 1999, the Company issued 2,062,475 shares of Class A Common Stock from the conversion of 134.1 shares of Series D Redeemable Convertible Preferred Stock and the equivalent of $14,347 in accrued dividends at an average conversion price of $0.66292 per share of Class A Common Stock. Between July 1, 1999 and July 7, 1999, the Company issued an additional 151,372 shares of Class A Common Stock from the conversion of 10 shares of Series D Redeemable Convertible Preferred Stock and the equivalent of $1,295 dividends at an average conversion price of $0.66919 per share.

        As of August 9, 1999, there were 55.9 shares of Series D Redeemable Convertible Preferred Stock outstanding, representing $559,000 in principal and the equivalent of $10,031 in accrued dividends. Based on the conversion price as of August 9, 1999, the outstanding shares of Series D Redeemable Convertible Preferred Stock and accrued dividends were exercisable into 920,256 shares of Class A Common Stock.

9.      SHAREHOLDERS' EQUITY

        Preferred Stock - The Company currently has two classes of preferred stock authorized, Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock. See Note 8.

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

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

        If a Trigger Event occurs, each Right will entitle its owner, who is not an acquiring person, to purchase at the Right's then current exercise price, a number of shares of the Company's Class A Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the acquiring person would become void and not be exercisable to purchase shares at the bargain purchase price. An acquiring person is defined as a person who acquires 15% or more of the outstanding shares of common stock of the Company.

        Class B Common Stock - Between October 1, 1998 and June 30, 1999, the Company issued 391,000 shares of Class B Common Stock from the exercise of: i) 375,000 stock options at an exercise price of $0.0125 per share by a former director, and ii) 16,000 options at an exercise price of $0.50 per share by current director of the Company.

        Class D Warrant - On June 30, 1999, the Company had 1,387,869 Class D Warrants outstanding at an exercise price of $1.50 per share of Class A Common Stock. On July 16, 1999, the Company's Board of Directors approved a repricing of the exercise price of the currently outstanding Class D Warrants to $1.3750 per share. In connection with the repricing of the Class D Warrants, the Company issued 126,166 additional Class D Warrants to purchase a like number of shares of Class A Common Stock to the existing warrant holders. The Class D Warrants expire on August 31, 1999.

        Class I Stock Purchase Warrant - On March 4, 1999, the Company engaged the services of a consultant to provide advice and counsel to the Company in preparing various materials for submission to regulatory approval agencies and in monitoring the progress of such submissions. The contract for consulting services is for a period of 18 months. In connection with the consulting services, the Company issued a Class I Stock Purchase Warrant for the purchase of up to 500,000 shares of the Company's Class A Common Stock at an exercise price of $0.78125 per share. The warrant vested fully upon issuance. The Class I Stock Purchase Warrant expires on March 3, 2004.

        The Company has calculated the expense related to the services to be performed under the Class I Stock Purchase Warrant as $225,900 using the Black-Scholes pricing model. Given that the consultant's exercise the warrant is subject to the consultant continuing to render consulting services during such period, the Company will recognize the expense in the amount of $225,900 pro-rata over the 18-month period of the consulting agreement.

        Class K Stock Purchase Warrant - On April 1, 1999, the Company engaged the services of a consultant to provide investor relations services for the period of one year. In connection with the consulting services, the Company issued a Class K Stock Purchase Warrant for the purchase of up to 375,000 shares of Class A Common Stock at an exercise price of $1.125 per share. The vesting schedule of the warrant requires the consultant to achieve certain performance milestones during the one-year consulting period, with the exception of the right to purchase 62,500 shares of Class A Common Stock which vested on April 1, 1999. The Class K Stock Purchase Warrant expires on March 31, 2004. The Company will record expense related to the valuation of the Class K Stock Purchase Warrant as the milestones are met under the warrant agreement. In April 1999, the Company recorded expense related to the initial vesting of 62,500 warrants in the amount of $37,612.

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

        Class L Stock Purchase Warrant - On June 8, 1999, the Company engaged the services of an advertising agency to assist in the promotion of docosanol cream. In exchange for a reduction in the fees for services, the Company issued a Class L Stock Purchase Warrant for the purchase of up to 55,000 shares of Class A Common Stock at an exercise price of $1.1875 per share. The Class L Stock Purchase Warrant vests on the earlier of December 8, 1999 or the date of the first commercial sale of the Company's docosanol cream product. The Class L Stock Purchase Warrant expires on June 7, 2002. Over the one-year term of the contract, the Company will record expense related to the valuation of the Class L Stock Purchase Warrant. The Class L Stock Purchase Warrant is valued at $49,645, the value of the discounted fees from the advertising agency.

        1998 Stock Option Plan - On February 19, 1999, the Company's shareholders approved the 1998 Stock Option Plan under which options to purchase 1,875,000 shares of Class A Common Stock can be granted to the Company's directors, officers, employees and consultants. Between February 19, 1999 and July 16, 1999, the Company granted options exercisable into 1,427,590 shares to its directors, officers and employees under the 1998 Stock Option Plan. Included in the options granted are a options to purchase 135,000 shares of Class A Common Stock granted on July 16, 1999 to the Company's directors. Such options were granted at fair-market-value in lieu of cash compensation for their service on the board of directors for the period of June 1999 through December 1999. The Company has valued the issuance of these options at $89,500. The Company will record a monthly expense in the amount of $12,786 for period of June 1999 through December 1999 for the services of the board of directors.

10.     NET LOSS PER SHARE

        Reconciliation of net loss attributable to common shareholders in accordance with Statement of Financial Accounting Standards No. 128 is as follows:

                                                  Quarter ended   Nine months ended
                                                  June 30, 1999     June 30, 1999
                                                  -------------   -----------------
Net loss                                           $(2,720,068)      $(6,962,177)
Dividends on redeemable convertible
   preferred stock                                     (22,658)          (22,658)
                                                   -----------       -----------
Net loss attributable to common shareholders:      $(2,742,726)      $(6,984,835)
                                                   ===========       ===========

11.     INVESTMENT AGREEMENT

        On January 22, 1999, the Company entered into a Class A Common Stock Investment Agreement (together with an amendment dated as of March 22, 1999, the "Equity Line Agreement") with an investment fund (the "Equity Line Investor"). Pursuant to the Equity Line Agreement and under certain circumstances, the Company may cause the Equity Line Investor to purchase up to $10,000,000 of the Company's Class A Common Stock over approximately a two-year period subject to certain stock price and trading volume conditions. The Company will sell the shares at the higher of (i) a six percent (6%) discount from the market price of the shares of Class A Common Stock or (ii) a designated fixed price set by the Company. The Equity Line Agreement also gives to the Equity Line Investor the option to purchase up to an additional $3,000,000 in shares of Class A Common Stock by purchasing these shares in amounts equal to 30% of the respective dollar amounts that the Company sets forth in its "put" notices to the Equity Line Investor.

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

     The Company obtained shareholder approval for the issuance of more than 20% of its Class A Common Stock in connection with both the Equity Line Agreement and the Series D Redeemable Convertible Preferred Stock. See Note 8. The ability to access the equity line depends on various conditions including, but not limited to, the Company's Class A Common Stock trading at or above $1.00 per share and the continued listing of the Company's Class A Common Stock on the Nasdaq National Market System. As of August 9, 1999, the Company's Class A Common Stock was trading below $1.00 per share. In addition, the Company is required to file with the Securities and Exchange Commission ("SEC") a registration statement to register the Class A Common Stock underlying the equity line with the SEC. The Company has not filed such a registration statement pending evaluation of a restructuring of the Equity Line Agreement by the Company and the Equity Line Investor to meet current SEC registration requirements for this type of financing. The registration of these shares is necessary before the Company is able to access any of the funds under the Equity Line Agreement.

12.     LITIGATION

        On April 30, 1998, Dr. David Katz (former president and chief executive officer and a former director of the Company) filed a Complaint for Declaratory Relief (the "Katz Complaint"). The Katz Complaint seeks a declaration that certain shares of common stock (returned to Dr. Katz incident to a rescission of his personal transactions with HealthMed) are restored in status from shares of Class A to shares of Class B Common Stock with Class B Voting Rights. Additionally, the Katz Complaint seeks a determination that the termination of his employment was not "for cause," which would entitle him to certain severance benefits. Finally, Dr. Katz seeks an accounting for personal funds that he allegedly advanced to the Company.

        A first amendment to the Katz Complaint was filed on December 21, 1998, adding a claim for specific performance of an alleged option right to acquire certain shares of Class B Common Stock, which the Company has since honored. See
Note 9. In this amended pleading, Dr. Katz's wife, Lee R. Katz, was added as a plaintiff. Lee Katz, a former employee of the Company, alleges that the Company breached her grant of options to acquire Class B Common Stock. A second amendment was filed on January 21, 1999, adding a claim defamation. A third amendment was filed on March 29, 1999, claiming that the Company intentionally interfered with Dr. Katz's contract of employment as chief executive officer of the Medical Biology Institute and certain promissory notes between the Medical Biology Institute and Dr. Katz. This third amendment seeks unspecified general and punitive damages allegedly caused by an allegedly tortious interference with his contractual relations and his prospective economic advantage.

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

        Trial on the Katz Complaint, as amended, and on the Company's cross-complaint is set to begin on August 23, 1999.

        Neither the Company nor its counsel can express an opinion on the likely outcome of the lawsuits with Dr. Katz. However, the Company intends to defend the claims from, and pursue claims against, Dr. Katz vigorously.

AVANIR PHARMACEUTICALS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

13.     RELATED PARTY

        IriSys Research and Development, LLC - The Company has entered into two agreements with Irisys Research and Development Company, LLC ("Irisys") for certain license rights and research and development activities. Dr. Gerald Yakatan, the Company's president and chief executive officer, is the founder of IriSys and the chairman and a majority shareholder. Based in San Diego, IriSys is a privately held company formed by Dr. Yakatan in 1996 that engages in contract formulation development. The Company's Board of Directors has approved the following agreements with Irisys:

        1. Letter of Intent - On February 5, 1999, the Company entered into a letter of intent, subject to approval of a definitive agreement, with IriSys to license the worldwide rights to develop and market a new drug to treat a condition associated with Amyotrophic Lateral Sclerosis ("ALS"). The terms of the agreement, if approved, would require the Company to make milestone payments in cash or stock to IriSys for successful filings of new drug applications and subsequent marketing approvals by the FDA, and pay royalties on revenues earned from any sales if the product is ultimately approved for marketing by the FDA.

        2. Research and Development - On June 2, 1999, the Company entered into an agreement for services with Irisys to develop formulations for a potential drug substance candidate using the Company's allergy and asthma technology. Irisys' fees for services compared favorably to competitive bids. The total cost of this agreement is $92,000. During the three and nine months ended June 30, 1999 the Company had recorded expense of $47,125 related to this agreement and will record the remaining expense in the amount of $44,875 in the fourth fiscal quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements concerning future events or performance of AVANIR. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain such words like "estimate," "anticipate," "believe" or "expect". Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our other filings with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

        AVANIR Pharmaceuticals ("AVANIR or we") is a development stage company organized to market novel therapeutic products to treat human diseases. Since inception in August 1988, AVANIR has operated in one business segment - pharmaceutical product development. For the period from inception to June 30, 1999, AVANIR had incurred a cumulative net loss of $60.6 million. The report from the Company's auditors for the fiscal year ended September 30, 1998 contains an explanatory paragraph relating to the status of the Company's ability to continue as a going concern. See "Liquidity and Capital Resources," Risk factor entitled "We are a development stage company with a history of continuing losses and a small amount of capital reserves, which creates "going concern" uncertainties," and Notes to the Financial Statement.

        On June 9, 1999, we reduced our operating staff by 40%, which was necessary given the extensive delay in obtaining a decision from the FDA on marketing approval of docosanol cream and the difficulty of raising financing at attractive rates while we await the FDA's decision. If we do not hear favorably from the FDA by September 15, 1999, we will have to take additional steps to improve liquidity, including further layoffs and possibly selling rights to commercialize some or all of our technologies. Further, without FDA approval or additional funds from the sale of common stock, preferred stock, debt issuances, or sales of technology or rights to technology, we would not be able to fund operating activities beyond September 30, 1999.

        Docosanol Cream - Our primary product under development is docosanol cream, a topical treatment for oral-facial herpes, more commonly known as cold sores and fever blisters. On August 4, 1999, we submitted what we believe to be the final information on our new drug application for docosanol cream in response to the U.S. Food and Drug Administration's ( the "FDA") request of July 21, 1999. In that letter, the FDA stated it had reviewed the additional evidence of efficacy we previously had submitted and requested additional statistical analyses to assess the consistency of the clinical data. The FDA has indicated that its review of that material can be accomplished relatively quickly.

        We delayed product launch plans for docosanol cream when we received a "not approvable" letter from the FDA in December 1998 following its review of the initial information that we submitted with our new drug application for docosanol cream. The FDA's letter stated that it required additional evidence to substantiate the efficacy findings of studies that we submitted with the new drug application. In March 1999, we amended our new drug application by providing additional evidence of the effectiveness of docosanol cream. In June 1999, met with the FDA to discuss the additional statistical and scientific data provided in our amended new drug application.

        If we do not receive FDA approval to distribute docosanol cream as a prescription product or if we determine that the time and cost to obtain approval is excessive, then we will likely be forced to pursue one of two alternative strategies. One alternative is to find a development partner to share in any further development costs to obtain prescription approval. Another alternative is to develop and market a modified formulation of our product to meet the FDA's guidelines for an over-the-counter product for cold sores. We believe both of these alternatives will be more costly and will cause further delays of any potential product launch for docosanol cream, when and if there is a product launch.

        To commercialize docosanol cream we will need to, among other things, build a marketing and sales infrastructure that includes marketing staff, market research capacity, a sales force, sales management structure and internal sales support. Although our sales and marketing plans for docosanol cream have been on hold since late December 1998, we intend to remain prepared to produce advertising and promotional materials in the event of a possible future product launch.

        If we fail to implement an effective sales organization in a timely manner, then our business and financial condition will be materially and adversely affected. Because we cannot predict whether the marketplace will accept our docosanol cream product as a topical treatment for oral-facial herpes, we might not achieve a level of sales sufficient to sustain our operations.

        Other Research and Development- We also are engaged in much earlier stages of research and/or development of several other potential therapeutic products, including potential new drugs for the treatment of allergies and asthma, and AVP-923, a treatment for symptoms associated with Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig's disease). These additional products will not be available for sale to the market for several years, if at all.

RESULTS OF OPERATIONS

NET LOSSES

        Net losses for the quarter ended June 30, 1999 were consistent with net losses for the quarter ended June 30, 1998 at $2.8 million or $0.07 per share. Net losses for the nine months ended June 30, 1999 increased to $7.0 million or $0.17 per share, compared to $6.2 million or $0.16 per share, for the same period in 1998.

REVENUES

        Revenues decreased to $26,000 in the third quarter of fiscal year 1999 from $144,000 in the same period in 1998. Revenues for the nine months ended June 30, 1999 decreased to $135,000 from $497,000 in the same period in 1998. The decrease in revenues during fiscal year 1999 was due to a decrease interest earned due to lower cash and cash equivalents available for investment during the periods.

EXPENSES

        Operating Expenses - Total operating expenses decreased to $2.7 million in the third quarter of fiscal year 1999 compared to $2.9 million in the same period in 1998. For the nine months ended June 30, 1999, total operating expenses increased to $7.1 million compared to $6.7 million in the same period in 1998. The net increase in operating expenses in the 1999 periods is described below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

        Research and Development Expenses - During the third quarter of fiscal year 1999, research and development expenses increased to $1.1 million compared to $765,000 in the same period in 1998. Research and development expenses for the nine months ended June 30, 1999 increased to $2.7 million from $2.4 million in the same period in 1998.

        The increased expenses in the 1999 periods are related to AVANIR's efforts in developing its allergy & asthma technology and expenses related to the phase 2 clinical trials of AVP-923 conducted during the quarter ended June 30, 1999. Partially offsetting increased expenses in the 1999 periods are decreased expenses related to other research & development projects and decreased laboratory occupancy costs due to the Company's facility relocation in June 1998.
        General and Administrative Expenses - During the third quarter of fiscal year 1999, general and administrative expenses decreased to $1.4 million compared to $1.5 million in the same period in 1998. The decreased expenses for the third quarter of fiscal 1999 are primarily related to expenses from the prior year relating to the 1998 Annual Shareholders meeting held in June 1998, which include proxy and shareholder solicitation costs due to adjourning and reconvening the meeting. Also contributing to the decreased expenses for the 1999 are lower fees paid to our board of directors for fewer meetings held during the 1999 quarter and decreased facilities rent and related expenses due to the relocation of our headquarters to a smaller and lower cost facility in June 1998.

        For the nine months ended June 30, 1999, general and administrative expenses remained consistent with the 1998 period at $3.4 million. Compared to the nine months ended June 30, 1998, expenses were favorably impacted by decreased facilities rent and lower board of directors fees as discussed above, and lower legal and consulting fees as a result of settlement in the HealthMed and Medical Biology Institute matters. Partially offsetting the decreased expenses from the 1998 period are increased legal and related expenses in the 1999 periods associated with our defense of claims asserted by Dr. David H. Katz, our former president, chief executive and director, against AVANIR. (See "Legal Proceedings" and Notes to the Financial Statements).

        Sales and Marketing Expenses - During the third quarter of fiscal year 1999 and the nine months ended June 30, 1999, sales and marketing expenses were $257,000 and $1.0 million, respectively. AVANIR did not have sales and marketing staff nor any sales and marketing expenses in the prior fiscal year. These expenses were related to formation of a sales and marketing staff and preparation for the launch of docosanol cream. As discussed above, we have delayed product launch until the FDA makes a decision as to the marketing approval of docosanol cream.

        Interest Expense - Interest expense decreased to $600 in the third quarter of fiscal year 1999 compared to $14,500 for the same period in 1998. Interest expense for the nine months ended June 30, 1999 decreased to $4,700 compared to $79,500 for the same period in 1998. The decrease in interest expense in fiscal year 1999 was due to the conversion of the balance of the convertible note payable in October 1998.

        Litigation Settlement - During the quarter and nine months ended June 30, 1998, we recorded litigation settlement expenses of $668,000 and $818,000, respectively, in connection with our settlement of certain technology disputes with Medical Biology Institute and our settlement with HealthMed. There were no litigation settlement costs incurred in the 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, AVANIR has financed operations primarily through the sale of equity and convertible debt securities and stockholder loans. Net cash provided by financing activities from inception through June 30, 1999 was $53.1 million.

        At June 30, 1999, AVANIR had available cash, cash equivalents and short-term investments of $1.4 million and working capital of $357,000, as compared to $6.5 million and $4.8 million, respectively, at September 30, 1998. The decreases in cash, cash equivalents and short-term investments and working capital were due to operating expenses incurred by AVANIR as discussed above in "Results of Operations" and partially offset by cash received from financing activities.

Cash Used For Operating Activities

        Net cash used to fund operating activities during the nine months ended June 30, 1999 increased to $6.8 million from $5.5 million during the same period in 1998. The increase is related primarily to net losses in the 1999 period as discussed in "Results of Operations," funds used for the purchase of raw materials inventory (see Note 5 to the Unaudited Financial Statements), and deferred costs related to recent financing arrangements (see Notes 6,8 and 11 to the Unaudited Financial Statements). Capital expenditures during the 1999 nine month period totaled $81,000, compared with $120,000 during the same period in 1998.

        Since inception, we have experienced negative cash flows from operations. We believe that negative cash flows from operations will continue for the foreseeable future, and that we will continue to require outside sources of funding. We expect our cash requirements for the fiscal quarter ended September 30, 1999 will be about the same as the average of the prior three quarters in fiscal 1999. Our available funds will not be sufficient to:

        o implement our marketing plan for docosanol cream, if ultimately approved; or

        o successfully complete development or commercialize successfully any of our other proposed products or to in-license technologies for further development.

Cash Received from Financing and Management's Financing Plan

        As part of management's plan to secure sufficient funds to support research and development activities and operations in the current year, we entered into two financing arrangements in early 1999 for potentially up to $18 million in financing over the next two years subject to various conditions. As of the nine months ended June 30, 1999, we had received $2.0 million from one of these financing arrangements. We might not receive any of the remaining funds from these two financing arrangements, depending on whether or not we receive marketing approval for docosanol cream from the FDA and whether our Class A Common Stock remains listed on the Nasdaq National Market System.

        o On January 22, 1999, we entered into a Class A Common Stock Investment Agreement for an equity line with Promethean Investment Group LLC. We subsequently amended the investment agreement effective March 22, 1999. We must meet certain conditions to draw on the equity line including a trading price of the Class A Common Stock of at least $1.06 per share and continued listing on the Nasdaq National Market. See "Risk Factors" and Notes to the Unaudited Financial Statements.

        o On March 22, 1999, we entered into an arrangement with certain accredited investors to obtain up to $5 million in financing through the issuance and sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock and a corresponding number of Class J Stock Purchase Warrants. On March 31, 1999, we received gross proceeds of $2 million from the sale of 200 shares of Series D Redeemable Convertible Preferred Stock. See "Risk Factors" and Notes to the Unaudited Financial Statements.

        Additionally, on June 29, 1999, we extended the expiration date of the Class D Warrants from June 30, 1999 to August 31, 1999, and on July 16, 1999, reduced the exercise price of the Class D Warrants from $1.50 per share to $1.3750 per share. These warrants, if exercised, could represent up to $2.1 million in financing for us and the issuance of potentially up to 1.5 million shares of Class A Common Stock. At August 9, 1999, the closing sales price of our Class A Common Stock was below $1.00 per share. Therefore, these warrants do not represent an attractive investment to the holders at the present time. See Notes to the Financial Statements.

        On June 9, 1999, we reduced our operating staff by 40%, which was necessary given the extensive delay in obtaining a decision from the FDA on marketing approval of docosanol cream and the difficulty in raising financing at attractive rates while we await the FDA's decision. If we do not hear favorably from the FDA by September 15, 1999, we will have to take additional steps to improve liquidity, including further layoffs and possibly selling rights to commercialize some or all of our technologies. Further,without FDA approval or any additional funds from the sale of common stock, preferred stock, debt issuances, or sales of technology or rights to technology, we would not be able to fund operating activities beyond September 30, 1999.

        Our existence is substantially dependent upon receiving an FDA approval for docosanol cream and additional financing from time-to-time until we begin to generate positive cash flows from operations. We are currently evaluating other financing alternatives for our research and development and operating activities. We cannot assure you that we can negotiate or obtain favorable terms, enter into final agreements with investors, or satisfy the conditions in obtaining financing. Such financing activities could result in significant dilution to stockholders. We also may have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize our other proposed products. We cannot assure you that we can obtain successfully such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of our drugs on acceptable terms. Failure to raise additional capital, or enter into such collaborative arrangements in a timely manner could affect materially and adversely our business, financial condition and results of operations.

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

IMPACT OF THE YEAR 2000 ISSUE

AVANIR'S YEAR 2000 PROGRAM

        Historically, most computer systems were designed with date data using two digits of the year. Most computer programs and computer hardware were programmed to assume that all two digit dates were preceded with "19", causing "00" to be interpreted as the year 1900. This formerly common practice could now result in a computer system that fails to recognize properly a year that begins with "20" rather than "19." This date recognition problem could result in computer system miscalculations or failures, and is generally referred to as the "year 2000 issue." In September 1998, we established a Year 2000 program ("Y2K Program") to analyze our internal systems and systems of third parties essential to our operations.

o       Our evaluation of our internal systems includes four phases:

        1.      implementation of our Y2K Program,

        2.      assessment (including prioritization and pre-testing),

        3. remediation (including modification, upgrading and replacement), and

        4.      testing for year 2000 compliance.

o Our evaluation of third-parties is intended to determine the extent to which we are vulnerable to any failure by such third-parties to remediate their respective year 2000 problems.

INTERNAL BUSINESS SYSTEMS

        State of Readiness - We have reviewed our internal business systems for both hardware and software issues to determine if they are year 2000 compliant. During the assessment phase of the evaluation, no material issues arose concerning the hardware within the systems. As of the date of this report, we have completed all of the testing and remediation of our business systems and have verified that all of our internal business systems are year 2000 compliant, including critical software that is utilized for our system network and accounting systems. Additionally, we have determined that the software utilized for payroll and the interface with our third party payroll vendor are year 2000 compliant. Although our business systems have been tested to be year 2000 compliant, we have identified that it is necessary to upgrade certain of the software used in our operations to an updated edition of the software. We anticipate completing these software upgrades in the upcoming calendar quarter.

        Costs - We anticipate that the total cost of the Y2K Program, including certain software upgrades discussed above, will be approximately $25,000 and have allotted these funds in our budget for fiscal 1999. As of the date of this report, we have incurred certain consulting and software expenses related to the evaluation and remediation of our internal business systems. To date, these costs have been minimal.

INTERFACES WITH THIRD PARTIES

        State of readiness - Relationships with third parties are very important to our business. We have initiated formal communications with our corporate partners, vendors and service providers, including contract research organizations that are critical to our research and development efforts. This communication, in written form, requests a written assurance that the third party is year 2000 compliant. As of August 9, 1999, we had received responses from approximately 50 percent of our vendors who have assured us that their systems are year 2000 compliant. The majority of the responses received to date from our vendors indicate that their systems are year 2000 compliant. However, we are not able to determine the extent to which we may be vulnerable if those third parties have failed to solve their year 2000 problems. In addition to the potential risks we may face with third party vendors necessary for our day-to-day operations, we may face year 2000 risks with our stock transfer agent, banks, and the Nasdaq Stock Market. We have received written assurances from these parties that they are year 2000 compliant. We plan to have completed the assessment of the year 2000 risks of our third parties by September 30, 1999.

        Costs - We do not anticipate the cost of communications with third parties to be material, and have estimated the total cost of our Y2K Program to be $25,000, as noted above.

        Future risks with regard to third parties - As we move forward with a potential launch of docosanol cream, we will face circumstances that may involve significant year 2000 issues that we can not anticipate at this time. These risks include potential year 2000 problems with the manufacturing, warehousing, distribution, and marketing of docosanol cream. Currently, we have established relationships for the manufacture of docosanol cream, and the warehousing and distribution of the manufactured product. Additionally, we will establish relationships with other parties in the marketing of docosanol cream. However, we cannot determine at this time the extent to which we will be vulnerable to year 2000 problems that these parties may encounter. As we initiate communications with these parties, we intend to obtain assurances from them that their systems are year 2000 compliant or that they have remediation plans.

CONTINGENCY PLANS

        We are developing a business contingency plan to address both unforseen and forseen but unavoidable year 2000 risks. The plan currently provides that we have retained and will continue to retain hard copies and tape back-ups for our accounting and payroll systems and laboratory and scientific data. Although we have confidence in the assurances provided by software companies that the upgrades to our systems are year 2000 compliant, we are developing a "worst case" scenario in the event of internal and external system failures. Additionally, we have purchased approximately a two-year supply of the active ingredient in docosanol cream. This raw materials inventory is a key to the success of the manufacturing and marketing efforts of docosanol cream. We anticipate having a well-developed contingency plan by September 30, 1999. Further, we intend to enhance and revise the contingency plan as additional information becomes available and as we move forward with the marketing plans for docosanol cream.

CONCLUSION

        The above statements are based on our best estimates at the present time, which are derived utilizing numerous assumptions of future events and conditions and statements of assurance made by third parties. We can give no assurance that these assumptions or third-party assurances will be accurate and that these estimates will be achieved. Our evaluation and assessment is ongoing and we expect that new or different information may become available as our assessments and evaluations continue.

RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY WITH A HISTORY OF CONTINUING LOSSES AND A SMALL AMOUNT OF CAPITAL RESERVES, WHICH CREATES "GOING CONCERN" UNCERTAINTIES.

        In the Independent Auditors' Report on our financial statements for the fiscal year ended September 30, 1998, they indicated that we will need to raise additional capital to continue as a going concern. From our inception through June 30, 1999, we have generated only limited revenues and have incurred net losses totaling approximately $60.6 million. Further, we expect to continue to incur operating losses related to research and development and marketing activities, until such time that we can generate significant revenues from our proposed products. These proposed products are not fully developed and still require regulatory approvals before we can offer them for sale in the marketplace. We will need to successfully complete current financing arrangements as well as seek additional financing for future operations which is substantially dependent upon receiving marketing approval from the FDA for docosanol cream and our Class A Common Stock remaining listed for trading on the Nasdaq National Market System. Without favorable news from the FDA and additional financing to support operations before September 30, 1999, there is a significant risk that we will not be able to continue as a going concern.

IF WE DO NOT COMPLY WITH THE LISTING AND MAINTENANCE REQUIREMENTS OF THE NASDAQ NATIONAL MARKET SYSTEM, THEN OUR CLASS A COMMON STOCK COULD BE DELISTED.

        Our Class A Common Stock trades on the Nasdaq National Market System. On February 8, 1999, we received notice from Nasdaq that the minimum bid price of our Class A Common Stock had failed to maintain a closing bid price of greater than or equal to $1.00 during the previous thirty (30) consecutive business days. The letter indicated that the 90-day period to regain compliance had begun. Our Class A Common Stock traded at or above $1.00 for thirteen (13) consecutive trading days ended April 5, 1999 and for fourteen (14) additional consecutive days ending June 11, 1999. However, as of August 9, 1999, the closing bid price of our Class A Common Stock had been below $1.00 for 40 consecutive days. Although our stock price maintained a closing bid price at or above $1.00 on several occasions since February 8, 1999, Nasdaq still considers the bid price of our Class A Common Stock to be deficient and has never formally deemed us to be back in compliance. Nasdaq also requires that we maintain net tangible assets of at least $4 million. At June 30, 1999, our net tangible assets were $1.7 million. If we do not complete additional financing arrangements to support operations, we likely will not regain compliance with Nasdaq's minimum listing requirement for net tangible assets, which would cause the delisting of our Class A Common Stock. To comply with the listing and maintenance requirements of the Nasdaq National Market System, one of the Nasdaq rules provides that the minimum bid price of our Class A Common Stock must trade at or above $1.00 per share. If the minimum bid price falls below $1.00 for thirty (30) consecutive business days, then Nasdaq will notify us that we have ninety (90) calendar days from the date of notification to comply with the applicable continued inclusion standard. Nasdaq's minimum compliance standard requires us to achieve a minimum bid price at or above $1.00 for a minimum of ten (10) consecutive business days during the ninety-day compliance period.

        Even if our stock price were to rise above $1.00 for any reason, the bid price of our Class A Common Stock could still fall below $1.00 due to the resale of shares of Class A Common Stock underlying our other outstanding securities, warrants and stock options. Specifically, the resale of the shares underlying our Series D Redeemable Convertible Preferred Stock and the resale of shares to potentially be issued under our equity line arrangement could cause downward pressure on the bid price of our Class A Common Stock. See the risk factor entitled "If the Series D Preferred Redeemable Convertible Stock is converted or we issue additional shares of equity securities, then the value of existing shares of Class A Common Stock currently outstanding may be diluted." See also the risk factor entitled "There will be a dilutive effect on the shares of our Class A Common Stock from the conversion or exercise of certain other outstanding securities."

        In particular, our Series D Redeemable Convertible Preferred Stock is a "future-priced security," because its conversion price is linked to the future market price of our Class A Common Stock at the time of conversion. Our Series D Redeemable Convertible Preferred Stock will convert into more shares of Class A Common Stock if the market price of our Class A Common Stock is lower at the time of conversion. The conversion of the Series D Redeemable Convertible Preferred Stock could dilute the ownership of holders of our Class A Common Stock, causing downward pressure on the market price of our Class A Common Stock. In turn, this lower market price would allow for still greater conversion of the Series D Redeemable Convertible Preferred Stock and cause additional downward pressure on the market price. If the bid price of our Class A Common Stock is reduced to less than $1.00 per share, then Nasdaq could delist our Class A Common Stock.

        We attended an oral hearing with Nasdaq on July 1, 1999 and discussed our financing plans and other plans for improving the trading price of our Class A Common Stock to acceptable levels. As of August 9, 1999, we had not received a report from the panel as to the outcome of the meeting. If Nasdaq delists our Class A Common Stock, then we may face significant difficulties in raising additional capital on favorable terms, if at all. Delisting also will negatively affect shareholder liquidity.

OUR AMENDED NEW DRUG APPLICATION FOR DOCOSANOL CREAM MAY NOT RECEIVE FDA
APPROVAL.

        On December 22, 1998, we received a letter from the FDA stating that the new drug application for docosanol cream was "not-approvable." The letter indicated that additional evidence was necessary to substantiate the drug's effectiveness. In March 1999, we amended our new drug application to provide additional evidence of the efficacy of docosanol cream and in June 1999, met with the FDA to discuss the additional statistical and scientific data provided in our amended new drug application. On July 21, 1999, we received a letter from the FDA stating it had reviewed the additional evidence and requested additional statistical analyses to "assess the consistency of the (clinical) data". We have submitted these additional statistical results and are awaiting a decision from the FDA on our new drug application. We can give no assurance as to the possible outcome of our future discussions with the FDA. Failure to receive FDA approval or a substantial delay in receiving FDA approval for docosanol cream would affect materially and adversely our current business plan for docosanol cream as a prescription product. The short-term effect likely would be a drop in the market price of our Class A Common Stock, which would severely hinder our ability to raise additional capital, if at all, to support continuing operations, and would jeopardize our listing on the Nasdaq National Market System. It also would cause us to delay other product development programs.

IF WE DO NOT RECEIVE FDA APPROVAL AS A PRESCRIPTION PRODUCT, WE WILL FACE SEVERAL RISKS TO LAUNCH DOCOSANOL CREAM AS AN OVER-THE-COUNTER PRODUCT.

        We have determined that, with a few minor changes made to the existing formulation of docosanol cream, we could meet the FDA's regulations for marketing an over-the-counter ("OTC") fever blister/cold sore product. We will pursue this strategy only if we determine that the cost and timing of obtaining FDA marketing approval of a prescription product are too onerous. If we pursue commercialization of an OTC product for cold sores/fever blisters, then we will face the following risks:

        o identification of suitable ingredients to be used in the reformulation;

        o       long term stability of the revised formulation;

        o timely compliance with FDA regulations for marketing an OTC product;

        o timely execution of a professional marketing and sales communications program for docosanol cream as an OTC product;

        o the difficulty in building product awareness of a new OTC product among customers or retail store decision makers;

        o reduction in ability to price the product at a significant premium to competing products in the market;

        o consumers may not perceive docosanol cream as superior to the existing and proposed OTC products for oral herpes; and

        o that docosanol cream will gain widespread acceptance in the OTC consumer market.

THE MARKET ACCEPTANCE OF DOCOSANOL CREAM IS UNCERTAIN BECAUSE OF THE NEWNESS OF THE PRODUCT AND CHALLENGES OF BUILDING A NEW MARKETING AND SALES STAFF.

        If we continue to develop and eventually launch docosanol cream, then we will rely substantially on our own marketing and sales organization. We have not yet hired a marketing and sales force and we expect to face difficulties in hiring and training marketing and sales staff in a timely fashion, because of intense competition for competent personnel in the bio-pharmaceutical area. Our failure to implement an effective marketing and sales organization in a timely manner would affect materially and adversely our business and financial condition. Additionally, many people do not seek medical treatment for oral herpes, cold sores or fever blisters. Although we have engaged an advertising agency for advertising and promotional materials to prepare for a possible product launch of docosanol cream, we might not develop effective advertising in this particular market area or increase awareness of a new product. Further, we might not attain a level of sales or profitability sufficient to sustain our operations.

DOCOSANOL CREAM, IF ULTIMATELY MARKETED, WILL FACE INTENSE COMPETITION FROM A NUMBER OF EXISTING AND WELL ESTABLISHED PRODUCTS.

        If we launch successfully our first proposed product, docosanol cream, then it will compete with several prescription products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. We will face intense competition from the following products:

        o Zovirax(R) (acyclovir) and Valtrex(R) (valacyclovir) products marketed by Glaxo-Wellcome Corp;

        o Famvir(R) (famciclovir) and Denavir(R) (penciclovir) products marketed by SmithKline Beecham; and

        o over-the-counter preparations, including well known products like Blistex(R) and Carmex(R).

        Most of our competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than we do. Our proposed products may not achieve commercial success in this intense competitive environment, which would severely impact our revenues.

DUE TO THE SMALL SIZE OF OUR COMPANY, WE WILL DEPEND ON THIRD-PARTY ARRANGEMENTS TO MANUFACTURE AND MARKET DOCOSANOL CREAM AND OUR OTHER PRODUCTS.

        We do not have and do not expect to have in the foreseeable future the resources to manufacture or market directly on a large commercial scale docosanol cream or any other proposed products that we may develop. To commercialize docosanol cream, we have entered into collaborative arrangements with manufacturing and distribution companies. Such collaborative arrangements likely will cause higher costs or the sharing of profits with third parties.

        In addition, we have entered into several licensing agreements to cover the clinical development, manufacturing and marketing of docosanol cream in foreign markets. We might not finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms, if at all. We ultimately may establish our own manufacturing and/or marketing capabilities, at least for certain proposed products, which likely would require substantial additional funds and personnel.

AS A SMALL EMERGING BIO-PHARMACEUTICAL COMPANY, WE HAVE LIMITED RESOURCES TO EFFECTIVELY MITIGATE POTENTIAL RISKS RELATING TO THE FOREIGN SALES OF DOCOSANOL CREAM AND OTHER POTENTIAL PRODUCTS.

        We are subject to various foreign trade risks relating to the continued development of docosanol cream by foreign licensees. We also may arrange for contracts in the future, for the manufacture, marketing and distribution of docosanol cream overseas by foreign licensees, which will be substantially out of our control. Certain risks that could impact significantly our ability to deliver products will include:

        o changes in the regulatory and competitive environments in foreign countries;

        o changes in a specific country's or region's political or economic conditions;

        o       shipping delays;

        o difficulties in managing operations across disparate geographic areas;

        o       fluctuations in foreign currency exchange rates;

        o difficulties associated with enforcing agreements through foreign legal systems; and

        o trade protection measures such as customs duties and export quotas.

AS A BIO-PHARMACEUTICAL COMPANY, WE NEED TO COMPLY WITH GOVERNMENT REGULATIONS TO DEVELOP, PRODUCE, TEST, MANUFACTURE AND MARKET DOCOSANOL CREAM AND OUR OTHER PRODUCTS.

        Governmental authorities in the U.S. (including the FDA) and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. While development of docosanol as a prescription product has been completed and is awaiting the FDA's decision on approval, we may not obtain regulatory approval for it or any of our other proposed products. We expect to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain such approvals for our proposed products. We will continue to incur costs of development without any assurance that we will obtain regulatory approvals. Failure to obtain (or delays in obtaining) such approvals will affect adversely our business operations, including our ability to commence marketing of any proposed products.

In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could adversely affect the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

OUR RESEARCH AND DEVELOPMENT PROGRAMS FOR PROPOSED NEW PRODUCTS ARE IN THE EARLY STAGE OF DEVELOPMENT, ARE UNPROVEN, AND MAY NEVER BE FULLY DEVELOPED.

        The development process for medical products is lengthy and capital intensive. Our drug development programs are subject to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding that could result in the abandonment or substantial change in the development of a specific product. For example, we face substantial risks of failing to complete the development of our early-stage research and development programs in allergy and asthma and other areas. The effectiveness of our pre-clinical allergy and asthma research performed in vitro or in animal models may not be relevant to the development of, or indicate the efficacy of, a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our business operations and financial condition.

WE MAY NOT ACQUIRE IN-LICENSED TECHNOLOGIES THAT WE BELIEVE ARE NECESSARY TO FILL OUR PRODUCT DEVELOPMENT PIPELINE.

        Our business strategy is to in-license products at various stages in the drug development pipeline. We plan to seek additional products through in-licensing and co-promotion arrangements. To achieve this objective, we must acquire and/or in-license new products and technologies to further develop, market and/or sublicense them from others. We will face intense competition for these in-licensed products and technologies and we might not locate suitable products and technologies to fit our strengths or obtain them on acceptable terms. For example, we have signed a letter of intent with IriSys Research and Development, LLC to license world-wide rights to a product intended for use in a condition associated with neurodegenerative diseases and pain. We cannot assure you that we will enter into a final agreement with IriSys Research and Development, LLC to in-license this product on favorable terms, if at all.

AS A SMALL, EMERGING, BIO-PHARMACEUTICAL COMPANY, WE DEPEND ON KEY MANAGEMENT AND SCIENTIFIC PERSONNEL.

        Our success depends on the performance of a small core staff of key management and scientific employees. Given our early stage of development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team. If we were to lose one or more of our key scientists, then we would lose a certain amount of history and knowledge that they have which could substantially delay one or more of our development programs until adequate replacement personnel could be hired and trained. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We do not have employment agreements for fixed terms with any of our employees, except with Dr. Gerald J. Yakatan, our president and chief executive officer, nor do we have "key person" life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

OUR PATENTS MAY BE CHALLENGED AND OUR PENDING PATENTS MAY BE DENIED, WHICH WOULD SERIOUSLY JEOPARDIZE OUR ABILITY TO COMPETE IN THE INTENDED MARKETS FOR OUR PROPOSED PRODUCTS.

        We own or have rights to eleven U.S. and eight foreign patents on our products or technologies. We also have pending U.S. and foreign patent applications. These patents and patent applications cover medical uses of docosanol and related compounds, compounds which may be helpful in the treatment of conditions associated with allergy and asthma and other technologies. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

        o the claims in the pending patent applications will be issued as patents;

        o present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

        o our proposed technologies will not infringe other patents or rights owned by others, including licenses which may not be available to us;

        o any issued patents will provide us with significant competitive advantages; or

        o challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that such challenges will not be successful.

        Even if we overcome any patent infringement challenges, we likely could incur substantial costs of litigation to uphold the validity and prevent infringement of our patents.

        In addition, the process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S., which may delay our plans to market and sell docosanol cream in the international market place. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our ability to obtain or maintain patent protections for docosanol cream in foreign markets would hamper severely our ability to generate international sales from our first proposed product.

        We also rely substantially on confidentiality agreements to protect our innovations. We cannot assure you that secrecy obligations will be honored, or that others will not develop independently similar or superior technology. Additionally, if our consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, then disputes may arise as to the proprietary rights to such information in which we do not receive a favorable resolution.

DEVELOPING NEW PHARMACEUTICAL PRODUCTS FOR HUMAN USE INVOLVES PRODUCT LIABILITY RISKS, FOR WHICH WE CURRENTLY HAVE LIMITED INSURANCE COVERAGE.

        The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. We have maintained product liability insurance coverage for our clinical trials in the amount of $2 million per incident and in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not cover sufficiently all possible liabilities or the size of the claim. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, certain distributors of pharmaceutical products require minimum product liability insurance coverage prior to their purchase or acceptance of products for distribution. Failure to satisfy such insurance requirements could impede our ability to achieve broad distribution of our proposed products.

IF THE SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK IS CONVERTED OR WE ISSUE ADDITIONAL SHARES OF EQUITY SECURITIES, THEN THE VALUE OF EXISTING SHARES OF CLASS A COMMON STOCK CURRENTLY OUTSTANDING MAY BE DILUTED.

        If we raise additional capital by issuing equity securities at a price or a value per share less than the then current price per share of Class A Common Stock, then the value of the shares of Class A Common Stock then outstanding will be diluted or reduced. At present we have the following two arrangements to issue additional equity securities that could result in dilution to the present holders of Class A Common Stock:

        o Our Series D Redeemable Convertible Preferred Stock is convertible into shares of Class A Common Stock upon conversion by the selling shareholders. On March 31, 1999, we sold 200 shares of Series D Redeemable Convertible Preferred Stock in exchange for a $2 million investment. Between June
                16, 1999 and August 9, 1999, 144.1 shares of Series D Redeemable Convertible Preferred Stock and the equivalent of $15,642 in accrued dividends were converted into 2,213,847 shares of Class A Common Stock. At August 9, 1999, there were 55.9 shares of Series D Redeemable Convertible Preferred Stock issued and outstanding and accrued dividends of $10,031.
                The applicable conversion price for these shares and dividends as of August 9, 1999 would require us to issue
                920,256 shares of Class A Common Stock at a price per share that is approximately $0.10 per share less than the last sale price of the Class A Common Stock on that date. We may issue all 300 shares of Series D Preferred Stock for an additional $3 million in financing upon meeting certain conditions, thereby creating a similar dilutive situation. In expectation of the additional financing and assuming price fluctuations, either of which could reduce the conversion price, we have registered for resale up to 8,137,388 shares of Class A Common Stock. The number of shares issuable upon conversion could be more or less than the shares currently registered, depending on market conditions.

        o We potentially may issue shares of our Class A Common Stock under a two-year, $13 million equity line agreement with Promethean Investment Group L.L.C, and intend to register 8,137,388 shares of Class A Common Stock in connection with this arrangement. Depending on the price per share of our Class A Common Stock during the next two years, we may need to register additional shares for resale to access the full amount of financing available. Our ability to access the equity line depends on various conditions including, but not limited to, our Class A Common Stock trading at or above $1.00 per share and the continued listing of our Class A Common Stock on the Nasdaq National Market System. In addition, we are required to file with the SEC a registration statement to register the Class
                A Common Stock underlying the equity line with the SEC. We have not yet filed this registration statement pending our review of recent SEC interpretations regarding rules governing the use of equity lines as a form of financing.


        THERE WILL BE A DILUTIVE EFFECT ON THE SHARES OF OUR CLASS A COMMON STOCK FROM THE CONVERSION OR EXERCISE OF CERTAIN OTHER OUTSTANDING SECURITIES.

        As of the date of this report, the following securities exercisable or convertible into shares of Class A Common Stock were outstanding:

        o stock options to purchase an aggregate of 7,249,889 shares of Class A Common Stock (at exercise prices ranging from $0.72 to $6.4375 per share) and 28,000 shares of Class B Common Stock (at an exercise price of $0.50 per share);

        o Class D Warrants exercisable into 1,514,035 shares of Class A Common Stock (at an exercise price of $1.3750 per share);

        o Class G Stock Purchase Warrants exercisable into 2,030,455 shares of Class A Common Stock (at an exercise price of $2.97 per share);

        o Class H Stock Purchase Warrants exercisable into 100,000 shares of Class A Common Stock (at an exercise price of $2.40 per share);

        o Class I Stock Purchase Warrant exercisable into 500,000 shares of Class A Common Stock (at an exercise price of $0.78125 per share);

        o Class J Stock Purchase Warrants exercisable into 100,000 shares of Class A Common Stock (at an exercise price of $0.91488 per share);

        o Class K Stock Purchase Warrant exercisable into 375,000 shares of Class A Common Stock (at an exercise price of $1.125 per share);

        o Class L Stock Purchase Warrant exercisable into 55,000 shares of Class A Common Stock (at an exercise price of $1.1875 per share);

        o 440,000 shares of Class B Common Stock (each convertible into one share of Class A Common Stock); and

        o 55.9 shares of Series D Redeemable Convertible Preferred Stock convertible into 912,392 shares of Class A Common Stock as of August 9, 1999.

        To the extent that our other outstanding securities are exercised or converted, our shareholders will experience dilution of their ownership percentages. Sales in the public market of shares of Class A Common Stock that underlie stock options and warrants may affect adversely the prevailing market prices for shares of Class A Common Stock. Accordingly, negative price movements in the shares of Class A Common Stock likely would have adverse effects on our ability to obtain additional equity capital on favorable terms, if at all.

OUR COMPUTER SYSTEMS AND SYSTEMS OF THIRD-PARTIES IMPORTANT TO OUR BUSINESS COULD FAIL WHEN THE YEAR CHANGES TO 2000.

        Many computer systems may not recognize properly date-sensitive information when the year changes to 2000. Computers which refer to years in terms of their final two digits only may interpret the year 2000 to mean the year 1900. If our internal business systems or software licensed from third parties do not properly recognize such information, then our systems could fail. We have established a year 2000 program to evaluate our internal business systems and the systems of third parties essential to our operations. We have completed the review, implementation and remediation phases of our internal business systems for both hardware and software issues, and believe that the critical software used in our business is year 2000 compliant. We are working with our external suppliers and third parties important to our business to obtain assurances that their systems are year 2000 compliant. We plan to have completed the assessment of the year 2000 risks of our third parties by August 31, 1999.

        As we move forward with a potential product launch of docosanol cream, we will face circumstances that may involve significant year 2000 issues that we cannot anticipate at this time. These risks include potential year 2000 problems with manufacturing, warehousing, distribution and marketing of the product. Although we have established contracts for the manufacture, warehousing and distribution of docosanol cream, we cannot determine at this time the extent to which we will be vulnerable to year 2000 problems that these parties may encounter.

        Our evaluation and assessment of our year 2000 issues is on-going and we expect that new or different information may become available as our assessments and evaluations continue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        AVANIR's market risk exposures are related to its cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one-year, which we do not believe is a significant market risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are currently in trial preparation for the case between AVANIR and Dr. David H. Katz, (former president and chief executive officer and a former director of AVANIR). The trial is set to begin on August 23, 1999 on the following causes of action:

        1. Dr. Katz's claim for reinstatement of voting rights with respect to the shares of Class B Common Stock that he sold to HealthMed, Inc.;

        2. A determination whether Dr. Katz was fired for "cause" and therefore is entitled to severance pay;

        3. Whether the exercise date for Mrs. Katz's options to exercise 10,000 shares of Class B Common Stock should be extended;

        4. Whether Dr. Katz was "defamed" by statements that he was fired for "cause";

        5. Whether AVANIR interfered with any contractual relations between Dr. Katz and Medical Biology Institute; and

        6. An accounting for unreimbursed expenses allegedly advanced to AVANIR by Dr. Katz.

        The above causes of action are remaining from the fifteen causes of action included in Dr. Katz's original Complaint for Declaratory Relief filed against AVANIR on April 30, 1998, and further amended on December 21, 1998, January 21, March 29 and May 3, 1999. The reduction in claims against AVANIR is the result of Dr. Katz withdrawing certain claims or rulings by the court by summary adjudication in AVANIR's favor.

        On October 30, 1998, AVANIR filed a cross-complaint against Dr. Katz seeking recovery of compensatory and punitive damages for his breach of fiduciary duties as a director and officer of AVANIR. Acting pursuant to Dr. Katz' agreements with AVANIR, the cross-complaint also asks that the court order Dr. and Mrs. Katz to assign any interest they may possess in a pending patent application pertaining to AVANIR's proprietary IgE down-regulation technology. These claims also are scheduled for trial beginning August 23, 1999.

        Neither our counsel nor AVANIR can express an opinion on the likely outcome of the lawsuits with Dr. Katz. However, we intend to defend the claims from, and pursue claims against, Dr. Katz vigorously. See Notes to the Unaudited Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 11, 1999 we convened a Special Meeting of Shareholders to approve the potential issuance of more than 20% of our outstanding shares of Class A Common Stock in connection with the potential issuance of Class A Common Stock associated with our financing arrangements for Series D Redeemable Convertible Preferred Stock and the Equity Line Agreement discussed above. See "Risk Factors" and Notes to the Unaudited Financial Statements.

        On May 11, 1999 there were not a sufficient number of votes returned to constitute a quorum. The meeting was reconvened on May 21, 1999 and the proposal obtained shareholder approval with 17,663,232 votes in favor, 4,922,594 votes against and 325,690 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Current Reports on Form 8-K

        A Current Report on Form 8-K was filed on April 1, 1999, reporting that we had entered into a letter amendment to the Class A Common Stock Investment Agreement dated January 22, 1999, previously reported in our Current Report on Form 8-K filed January 25, 1999 as noted above.

        A Current Report on Form 8-K filed on April 1, 1999, reporting that we had entered into an agreement with several accredited investors to obtain up to $5 million in financing through the sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock and related Class J Stock Purchase Warrants.

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

(b)     Exhibits

        3.1     -       Restated Articles of Incorporation of the Registrant(4)

        3.2     -       Certificate of Amendment of the Articles of
                        Incorporation of the Registrant(11)

        3.3     -       Certificate of Determination with respect to Series D
                        Redeemable Convertible Preferred Stock of the
                        registrant(12)

        3.4     -       Certificate of Determination with respect to Series C
                        Junior Participating Preferred Stock of the
                        registrant(10)

        3.5     -       Amended and Restated By-laws of the Registrant(8)

        4.1     -       Forms of Class A and Class B Common Stock
                        Certificates(2)

        4.2     -       Class D Warrant Agreement (including form of Class D
                        Warrant Certificate)(3)

        4.3     -       Convertible Note, dated February 26, 1997, issued to RGC
                        International Investors LDC(8)

        4.4     -       Form of Class G Stock Purchase Warrant(6)

        4.5     -       Rights Agreement dated as of March 5, 1999, between
                        AVANIR Pharmaceuticals and American Stock Transfer &
                        Trust Company(10)

        4.6     -       Form of Rights Certificate with respect to the Rights
                        Agreement dated as of March 5, 1999(10)

        4.7     -       Form of Series D Redeemable Convertible Preferred Stock
                        Certificate(11)

        4.8     -       Amended and Restated Class I Stock Purchase Warrant
                        dated March 4, 1999(13)

        4.9     -       Form of Class J Stock Purchase Warrant(11)

        4.10    -       Class K Stock Purchase Warrant dated April 1, 1999(13)

        4.11    -       Class L Stock Purchase Warrant dated June 8, 1999(15)

        10.1    -       1989 Stock Option Plan(2)

        10.3    -       Licensing Agreement with Yamanouchi Europe b.v.(1)

        10.4    -       1994 Stock Option Plan(5)

        10.5    -       Supplemental Agreement with Yamanouchi Europe b.v.(5)

        10.6    -       Licensing Agreement with Grelan Pharmaceutical Company
                        Limited6

        10.7    -       Employment Agreement with Gerald J. Yakatan(7)

        10.8    -       Form of Indemnification Agreement with certain Directors
                        and Executive Officers of the Company(7)

        10.9    -       Registration Rights Agreement with Promethean Investment
                        Group, LLC(9)

        10.10   -       Class A Common Stock Investment Agreement the Promethean
                        Investment Group, L.L.C(9)

        10.11   -       Amendment to the Class A Common Investment Agreement(12)

        10.12   -       Securities Purchase Agreement for Series D Redeemable
                        Convertible Preferred Stock(11)

        10.13   -       Registration Rights Agreement for Series D Redeemable
                        Convertible Preferred Stock(11)

        10.14   -       Form of Employment Retention Agreement dated February
                        1999 with certain executive officers and key employees of AVANIR(14)

        10.15   -       1998 Stock Option Plan(14)

        27.1    -       Financial Data Schedule


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

 (5) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

 (6) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed March 10, 1997.

 (7) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 (8) Incorporated by reference to the similarly described exhibit included with the Registrants Form 8-K filed on October 30, 1998.

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

(12) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed on April 1, 1999.

(13) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K filed on April 20, 1999.

(14) Incorporated by reference to the similarly described exhibit included with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(15) Incorporated by reference to the similarly described exhibit included with the registrant's Registration Statement on Form S-3, filed July 15, 1999.

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


Signature                               Title                                 Date
---------                               -----                                 ----
/s/ Gerald J. Yakatan, Ph.D.     President and Chief                     August 14, 1999
-----------------------------    Executive Officer
Gerald J. Yakatan, Ph.D.         (Principal Executive Officer)


/s/Gregory P. Hanson             Vice President, Finance and Chief       August 14, 1999
-----------------------------    Financial Officer (Principal
Gregory P. Hanson                Financial and Accounting Officer)