Form 10-K405
period 1999-09-30
AVANIR PHARMACEUTICALS
filed 2000-01-13
CIK 858803

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

                      FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-18734

                             AVANIR PHARMACEUTICALS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                 33-0314804
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

   9393 TOWNE CENTRE DRIVE, SUITE 200
          SAN DIEGO, CALIFORNIA                              92121
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates, as computed by reference to the average of the closing bid and asked prices of the Class A Common Stock reported on the OTC Bulletin Board on December 21, 1999: $103,000,000.

     The number of shares of Common Stock of the Registrant issued and outstanding as of December 21, 1999:

Class A Common Stock, no par value.......................  46,060,314
Class B Common Stock, no par value.......................     440,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 28, 2000 in connection with the Registrant's Annual Meeting of Shareholders to be held on March 23, 2000 is incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements concerning future events or performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe," "plan" or "expect." Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report and those in our other SEC filings. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

GENERAL

     We are a development stage company organized to discover, develop and market novel therapeutic products to treat human diseases. Since our inception in 1988, we have operated in one business segment -- pharmaceutical product development. Our executive offices are located at 9393 Towne Centre Drive, Suite 200, San Diego, California 92121. Our telephone number is (858) 558-0364; our e-mail address is ghanson@avanir.com; and our home page address is http://www.avanir.com.

DOCOSANOL 10% CREAM

     Potential FDA Approval as an OTC Product. Docosanol 10% cream is our lead therapeutic product that we have been developing for over eight years. Docosanol 10% cream is a topical treatment for oral-facial herpes, which is more commonly known as cold sores or fever blisters. In November 1999, the U.S. Food and Drug Administration (FDA) informed us that our clinical data for docosanol 10% cream would be sufficient for approval as an over-the-counter (OTC) product, provided that the FDA finds no serious discrepancies from a site audit conducted at one of our clinical study sites in The Netherlands. We currently are waiting for the FDA's assessment of this site audit, which the Agency conducted during the second week of December 1999. The site in The Netherlands was used by our former European licensee to conduct one of the clinical studies submitted as part of our new drug application for docosanol 10% cream. We also have submitted proposed OTC product labeling for docosanol 10% cream, as requested by the FDA. If our new drug application is approved by the FDA, then docosanol 10% cream will be the first OTC product for cold sore treatment that will have an FDA-approved new drug application to support claims made about the product's performance.

     Letter of Intent with SmithKline Beecham. We do not consider ourselves to have sufficient experience or resources to market docosanol 10% cream as an OTC product. For this reason, during the latter part of 1999, we began to hold discussions with several pharmaceutical companies that have substantial consumer products divisions about the opportunity to license the rights to market docosanol 10% cream.

     On December 20, 1999, we signed a letter of intent with SmithKline Beecham (NYSE: SBH) for rights to market docosanol 10% cream in the North American OTC market as a treatment for recurrent oral-facial herpes. SmithKline Beecham is one of the world's leading health-care companies with over $13 billion in revenues in 1998. We signed the letter of intent with SmithKline Beecham because:

     - SmithKline Beecham has a large, experienced and integrated sales and marketing force capable of marketing and selling docosanol 10% cream as an OTC product;

     - SmithKline Beecham's unique experience in the topical antiviral marketplace provides an advantage for effective marketing of docosanol 10% cream in the OTC market; and

     - SmithKline Beecham Consumer Health has strong relationships with both the retail trade and with physicians. We believe both types of relationships are essential for marketing docosanol 10% cream successfully in the OTC marketplace.

     The letter of intent provides that:

     - we will negotiate exclusively with SmithKline Beecham until approximately the end of February 2000 to finalize a license arrangement for docosanol 10% cream;

     - assuming that these negotiations are successful and the FDA approves docosanol 10% cream as an OTC product, we will receive an initial license fee and other fees based upon our achievement of product milestones, including product launch timing and sales levels, and royalties on sales revenue; and

     - we have the option to add selective foreign marketing rights to the agreement if both companies agree to these terms.

     At this time, we can provide no assurance that we will:

     - Establish a license agreement with SmithKline Beecham or any major pharmaceutical company on favorable terms;

     - Obtain a successful site audit, as required by the FDA; or

     - Agree with the FDA in a timely manner on labeling of the product.

     Furthermore, we can give no assurance that the proceeds from a marketing partnership will be sufficient to continue our other drug discovery and development programs currently underway.

     Licensing Agreements for Marketing Docosanol 10% Cream in Foreign
Countries.

     We continue to maintain licensing agreements relating to the potential marketing of docosanol 10% cream in several foreign countries. These agreements are with:

     Yamanouchi. In November 1991, we entered into a licensing agreement with Yamanouchi for the clinical development, manufacturing, marketing and distribution of docosanol 10% cream in selected European and other countries. The agreement provides that, among other things, Yamanouchi may not sublicense docosanol 10% cream without our approval. We anticipate licensing docosanol 10% cream to another pharmaceutical partner in these areas because:

     - we now have a right to select additional partners in the countries covered by this agreement, because Yamanouchi's marketing right has converted from an exclusive to a non-exclusive right;

     - at this time, we do not anticipate a renewed development and registration effort by Yamanouchi; and

     - we prefer a pharmaceutical partner that has more consumer marketing experience in the OTC market than Yamanouchi, whose marketing experience lies more in the prescription drug marketing area.

     CTS Chemical Industries, Ltd. In July 1993, we entered into a licensing agreement with CTS Chemical Industries, Ltd., a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, for the promotion of docosanol 10% cream in Israel, including obtaining governmental approvals for its manufacture and distribution. Although separate clinical trials in Israel are not required for marketing approval, we expect that CTS Chemical Industries, Ltd. will keep its marketing plans on hold until we make further progress with the FDA in obtaining marketing approval for the U.S. market.

     Boryung Pharmaceuticals Company, Ltd. In July 1994, we entered into a licensing agreement with Boryung Pharmaceuticals Company, Ltd., located in Seoul, Korea, for the promotion of docosanol 10% cream in the Republic of Korea, including obtaining governmental approvals for its manufacture and distribution. In Korea, selected local clinical trials, in addition to clinical data generated in the U.S., Canada and Europe, are required to apply for marketing approval. Boryung plans to initiate local clinical trials after docosanol 10% cream receives U.S. FDA approval.

     Under current circumstances, we must obtain the support and collaboration of third parties in foreign countries to market and distribute docosanol 10% cream or any of our other potential products outside the U.S. These third party arrangements could include additional licensing or other collaborative agreements with suitable outside parties that have sufficient financial resources and expertise and/or additional financing to support the completion of any remaining nonclinical and clinical development, regulatory marketing approval filings and, if approved, eventual marketing of these products. We cannot assure you that we will obtain the support of these third parties or commercialize successfully our products in foreign countries even if we obtain applicable regulatory marketing approvals for these products.

     In the event that docosanol 10% cream is approved by the FDA, we believe that our licensing partners will use the U.S. FDA approval in the regulatory filings required for marketing and distribution in the specific territories. We anticipate that these regulatory filings will be prepared on a timely basis. However, we can provide no assurance that we will receive marketing approval for docosanol 10% cream by the FDA in the U.S. or by comparable regulatory agencies elsewhere in the world or that, if such approval is received, that our marketing efforts will result in a level of sales sufficient to sustain our operations. See "Business -- Risk Factors."

     Potential Additional Uses of Docosanol 10% Cream. In addition to the potential marketing and sale of docosanol 10% cream as an OTC product for cold sores, other clinical studies indicate that docosanol 10% cream may have other applications that could open other avenues for product development. Potential indications for docosanol 10% cream include its use as a topical treatment for Kaposi's sarcoma cutaneous lesions in HIV-positive patients, genital herpes, wound healing and minor burns. However, at present, we do not intend to continue development of any other potential topical indications, unless we obtain substantial additional funding or a development partner to share in the product development risks.

RESEARCH AND DEVELOPMENT -- OTHER PRODUCTS

     We have been engaged in earlier stages of research and/or development of several other potential therapeutic products, including new drugs for the possible treatment of allergies, asthma, and inflammatory diseases. These additional products will not be available for sale to the market for several years, if at all.

     The research and development efforts relating to many of our technologies are at pre-clinical and early stages and these development efforts are, by their nature, uncertain. We can provide no assurance that:

     - our efforts to develop commercial applications of our current or future in-licensed technologies will be successful or continued;

     - any of our products currently under development will be available for commercial sale even after several years of development, if at all; and

     - preclinical and clinical testing of potential drugs under development will demonstrate appropriate safety and efficacy to warrant further development and/or to achieve the requirements of regulatory marketing approvals in the U.S. or elsewhere.

     In the event that we decide to proceed to develop these technologies for commercial applications, then we likely will require additional financing. This financing could come from collaborative arrangements with pharmaceutical or biotechnology companies or from other sources. We can provide no assurance that:

     - we will raise additional financing;

     - we will enter into licensing or other collaborative arrangements on favorable terms; or

     - if funded, we will complete successfully the required development and testing that will result in safe and effective products for human use.

     New Therapies for Allergies and Asthma Through IgE Regulation. Our IgE modulation program seeks to identify novel compounds that are useful in the treatment of allergies and asthma. Allergy and asthma are respiratory diseases affecting millions of people worldwide. After several decades of research, scientists have established that allergies and asthma result from the fact that allergic individuals commonly produce abnormally high levels of an antibody known as IgE, the antibody responsible for triggering allergic responses. We believe that the elevated IgE antibodies likely are due to a combination of environmental and genetic influences. The end result is an unpleasant to debilitating health condition.

     We use established techniques to screen for and identify novel small molecule drugs that appear to selectively suppress IgE antibody production. Using a combination of tissue culture, in vitro assays and in vivo models, we have screened and identified several active candidate compounds that appear to be significantly selective and specific in their inhibition of the IgE antibody responses to allergens. We are attempting to identify therapeutic drug candidates for allergic disease therapy that will be active when ingested. These compounds are proprietary and we have filed several patent applications for them with the United States Patent Office.

     Our development of this technology and these small molecule drugs is currently in the preclinical stage and will require many years and considerable financial resources before we can develop, if at all, commercial products for use in the field of allergy and asthma drug therapy. David H. Katz, M.D., a former president, chief executive officer and member of the board of directors of our company, and his wife, Lee R. Katz, have asserted a competing claim to ownership of specific IgE technology. They contend that our pending patent application constitutes a cloud on their title to this technology. This matter is a subject of litigation between our company and Dr. and Mrs. Katz. See "Legal Proceedings."

     Human Immune System -- Reconstituted SCID Mouse Technology. By reconstituting mice that have a genetic defect known as Severe Combined ImmunoDeficiency (SCID) with human blood cells, our human immune system reconstituted SCID mouse technology (hu-PBL-SCID) engrafts elements of the human immune system in these mice. Various aspects of the human immune system thereby function in laboratory animals. We have received the rights to both U.S. and foreign patents for the hu-PBL-SCID technology in accordance with the settlement agreement with a former development partner, Medical Biology Institute. See "Business -- Patents and Proprietary Rights" and "Business -- Settlement Agreement with Medical Biology Institute."

     In the past, we completed work under 12 contract research agreements by using hu-PBL-SCID mice infected with HIV to screen compounds developed by other companies to test the potential therapeutic effect of these compounds in human AIDS and other virus-induced diseases. We do not intend to perform this research service for other pharmaceutical and biotechnology companies because we do not expect that we would receive significant revenues from these contract research agreements.

     In August 1996, we entered into a five-year license agreement with Southern Research Institute, under which we granted to Southern Research Institute a non-exclusive license to use our hu-PBL-SCID technology in performing selected contract research testing. We do not anticipate significant revenues under this agreement. We have not signed any other license agreement for the use of this technology.

     Fully Human Antibody Generation Technology. Our scientists and outside collaborators also have developed a technology that appears capable of generating fully human monoclonal antibodies of high affinity. This technology potentially eliminates the need to "humanize" mouse antibodies, which is a process used to avoid natural rejection of foreign mouse proteins, by producing entirely human antibodies. We believe that our technology could have advantages over other technologies in the areas of rapid turnaround, production of diverse antibody specificities with high affinity and reduced cost. We have joint patent rights for this technology with IDEC Pharmaceuticals, San Diego, California, and are exploring ways to commercialize it.

     Protein Sequence Analysis Drug Discovery Method. Identifying potential modulators that are capable of influencing the interaction among proteins requires knowledge of the structures of proteins. In the past, scientists relied on time-intensive three-dimensional techniques, including X-ray crystallography, to determine structures and possible binding sites. Using a proprietary new drug discovery method based on protein sequence analysis technology, our scientists are attempting to discover active sites on a variety of clinically important proteins. Although research efforts are at an early stage, our scientists believe that this technology has the potential to shorten the drug discovery process for particular types of drugs. We recognize that we will require financing sources other than our current working capital before we can pursue any additional development of this technology. We presently intend to actively pursue outside partners from industry and/or the government to provide the financial resources to pursue this area of therapeutic research.

     In-Licensing. In addition to our internal research and development programs, we intend to pursue an in-licensing strategy to acquire new products to develop internally, market or license to others. However, we will need additional financial resources to pursue this strategy and to evaluate potential products and technologies on a regular basis, to consider adding them to our research and development pipeline. On February 5, 1999, we signed a letter of intent with IriSys Research and Development, LLC to license the world-wide rights to a product intended for use in a condition associated with neurodegenerative diseases, chronic cough and neuropathic pain. Because of the delays to obtain marketing approval for docosanol 10% cream and to obtain additional financing, we have delayed negotiation of a final agreement with IriSys. We cannot assure you that we will enter into a final agreement with IriSys to in-license this product on favorable terms, or that we will have sufficient funds to develop the product, if at all. Furthermore, we cannot assure you that:

     - any of the proposed products and technologies currently under consideration will meet our expectations;

     - we can complete negotiations with third parties;

     - we will identify any other suitable products to in-license if we find that the proposed products under consideration are unsuitable for our purposes;

     - once proposed products are identified, we will raise additional financing or enter into licensing or other collaborative arrangements on favorable terms, if at all;

     - if funded, we will successfully complete the required development and testing; or

     - the required testing will prove the product safe and effective for human use.

COMPETITION

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, currently engage in activities similar to our activities. Many of our competitors have substantially greater financial and other resources and larger research and development and clinical and regulatory affairs staffs. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be in direct competition with our proposed products. We also must compete with these institutions in recruiting highly qualified scientific personnel. We do not have the resources to compete with major pharmaceutical companies on a wide scale basis in the areas of clinical testing, regulatory approvals, manufacturing and marketing.

     Docosanol 10% Cream. If ultimately marketed, docosanol 10% cream will face intense worldwide competition from the following products:

     - Zovirax(R) acyclovir (oral and topical) and Valtrex(R) valacyclovir
       (oral) products marketed by Glaxo-Wellcome Corp;

     - Famvir(R) famciclovir (oral) and Denavir(R) penciclovir (topical) products marketed by SmithKline Beecham; and

     - over-the-counter topical preparations, including well-known products such as Blistex(R) and Carmex(R).

     IgE Modulation Program. Our IgE modulation program competes with several research approaches and numerous compounds under development by large pharmaceutical and biotechnology companies, as well as very successful marketed compounds, including:

     - Claritin(R) loratadine from Schering-Plough;

     - Hismanal(R) astemizole from Johnson & Johnson; and

     - Anti-IgE antibody therapy under development at Genentech, Inc.

We cannot assure you that our IgE modulation program will develop successfully a safe and effective drug or, if developed, that we can obtain marketing approval from the FDA for the drug.

     We cannot predict what the competitive landscape will be for our proposed products if they are introduced into the marketplace. In addition, we can neither assure you that any of our proposed products and technologies will be superior to our competitors' current or proposed products or technologies or that our products and technologies will gain widespread acceptance in the marketplace. See "Business -- Risk Factors -- Docosanol 10% cream, if ultimately marketed, will face intense competition from a number of existing and well established products."

PATENTS AND PROPRIETARY RIGHTS

     Patents. We now have 19 worldwide patents and 24 additional patent applications pending relating to the topical and systemic uses of docosanol 10% cream. For example, we have received patents covering medical and veterinary uses of the topical and systemic formulations of docosanol 10% cream in the U.S. and Europe. We also have additional foreign patent applications pending that cover topical and systemic uses of docosanol 10% cream and have been granted rights under selected U.S. and foreign patents and patent applications relating to docosanol 10% cream held by a third party. In addition, in connection with the settlement agreement with Medical Biology Institute discussed below, we have been granted rights to four U.S. and foreign patents and one patent application is pending related to hu-PBL-SCID technologies. See "Business -- Research and Development -- Other Products" and "Business -- Settlement Agreement with Medical Biology Institute." Also, during the past year, we filed three U.S. and three foreign patent applications related to IgE technology, which cover various small molecules and related general structures or genus.

     We cannot assure you that the claims in our pending patent applications will be issued as patents, that any issued patents will provide us with significant competitive advantages, or that the validity or enforceability of any of our patents will not be challenged or, if instituted, that these challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. Furthermore, we cannot assure you that others will not independently develop similar technologies or duplicate our technologies or design around the patented aspects of our technologies. We can provide no assurance that our proposed technologies will not infringe patents or other rights owned by others, the licenses to which may not be available to us. In addition, the National Institute of Health regulations provide that, if federally-funded institutions do not timely pursue patent applications for patentable inventions, then the government can exercise its right to own these inventions.

     In addition, the approval process for patent applications in foreign countries may differ significantly from the process in the U.S. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and the patents must be sought and obtained separately. Therefore, approval in one country does not necessarily indicate that approval can be obtained in other countries.

     Proprietary Rights. In some cases, we may rely on trade secrets and confidentiality agreements to protect our innovations. We can provide no assurance that:

     - our trade secrets will be established;

     - secrecy obligations will be honored; or

     - others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, we may be subject to disputes regarding the proprietary rights to this information that may not be resolved in our favor.

PRODUCT LIABILITY

     The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers, end-users and other third parties. We have obtained product liability insurance coverage in the amount of $2,000,000 per incident and in the aggregate for our clinical trials. Although we will attempt to obtain additional product liability insurance before we market any of our proposed products, we cannot assure you that we will obtain this insurance or, if obtained, that we can acquire this insurance at a reasonable cost or in amounts sufficient to cover all possible liabilities. In the event of a successful suit against us, the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage as a condition to purchase or accept products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products, which could affect materially and adversely our business and financial condition.

GOVERNMENT REGULATIONS

     The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the pharmaceutical products that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new therapeutic product, including docosanol 10% cream, usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

     - nonclinical evaluation in vitro and in vivo including extensive toxicology; and

     - nonclinical pharmacological studies to obtain preliminary information on the safety and efficacy of a drug.

     The results of these nonclinical studies may be submitted to the FDA as part of an investigational new drug application. The sponsor of an investigational new drug application may not commence human testing of the compound until being notified by the FDA, which usually occurs within 30 days of submission of the application, that the FDA has activated the investigational new drug application.

     The clinical testing program for a drug may involve three phases:

     - Phase 1 investigations are conducted in either healthy people or in people or subjects often having a terminal disease, such as cancer, to determine the maximum tolerated doses and any side effects of the product;

     - Phase 2 studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective doses and schedule of administration, evaluating safety and whether the product demonstrates therapeutic effectiveness against the disease; and

     - Phase 3 studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

     Data from all clinical studies, as well as all nonclinical studies and evidence of good manufacturing processes, typically are submitted to the FDA in a new drug application.

     The FDA's Center for Drug Evaluation and Research or the Center for Biologics Evaluation and Research must approve a new drug application or biologics license application for a drug before the drug may be marketed in the U.S. At the time, if ever, that we begin to market our proposed products for commercial sale in the U.S., any manufacturing operations that may be established in or outside the U.S. will be subject to rigorous regulation, including compliance with current good manufacturing practices. We also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Export Control Act and other present and future laws of general application. In addition, the handling, care and use of laboratory mice, including the hu-PBL-SCID mice and rats, are subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the National Institute of Health.

     We currently intend to seek approval to market our proposed products in foreign countries, which may have regulatory processes that differ materially from those of the FDA. We anticipate that we will rely upon pharmaceutical or biotechnology companies to license our proposed products or independent consultants to seek approvals to market our proposed products in foreign countries. We cannot assure you that approvals to market any of our proposed products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.

SETTLEMENT AGREEMENT WITH MEDICAL BIOLOGY INSTITUTE

     In October 1988, we entered into an exclusive license agreement with Medical Biology Institute, a non-profit research organization incorporated in California in 1981, to conduct interdisciplinary basic research in biological sciences. Medical Biology Institute was founded by David H. Katz, M.D., a former president, chief executive officer and member of the board of directors of our company until February 19, 1999. Dr. Katz also served as president, chief executive officer and a director of Medical Biology Institute until May 14, 1998.

     Since the date that we entered into the license agreement with Medical Biology Institute, several technologies developed at Medical Biology Institute have been transferred to us for further development and potential commercialization. These technologies included:

     - the SCID mouse model for creating reconstituted human immune systems;

     - the protein sequence analysis drug discovery method, known as "indel" technology;

     - synthetic peptides and inhibitors and complement activation;

     - large multivalent immunogen; and

     - free fatty acid ADIFAB.

     In 1998, Medical Biology Institute disputed our rights to docosanol 10% cream and other products. These disputes led to the execution of a settlement agreement and mutual general release on August 27, 1998, which provides that:

     - we retain all rights to our lead therapeutic product, docosanol 10% cream, other applications of the product and other technologies;

     - Medical Biology Institute released any claims with respect to the IgE program for creating therapies for allergies and asthma; and

     - in return for obtaining full control of our technologies and avoidance of potential future royalty payments, we loaned $500,000 to Medical Biology Institute and returned other technologies that no longer fit our long-term strategic plans. On February 23, 1999, we forgave the loan, after determining that MBI had complied with specific loan covenants. See
       Note 9 to the Financial Statements for additional information.

HUMAN RESOURCES

     At December 21, 1999, we employed 15 persons, of whom nine were engaged in research and development activities, clinical and regulatory affairs, and business development, and six were engaged in finance, sales and marketing and administrative functions. Our staff includes six employees with Ph.D. degrees.

                                  RISK FACTORS

     We are a development stage company with a history of continuing losses and a small amount of capital reserves, which creates "going concern" uncertainties.

     Our auditors indicated that we will need to raise additional capital to continue as a going concern in their Independent Auditors' Report on our financial statements for fiscal year 1999. From our inception through September 30, 1999, we have generated only limited revenues and have incurred net losses totaling approximately $62.2 million. Further, we expect to continue to incur operating losses related to research and development and marketing activities, unless we obtain the FDA's approval of our new drug application for docosanol 10% cream and we enter into a license agreement with SmithKline Beecham. Docosanol 10% cream still requires regulatory approval before it can be sold in the marketplace. In addition, during fiscal year 1999, the bulk of our financing plans were either deferred or canceled because of the low market price of our Class A Common Stock and our delisting from the Nasdaq National Market. With no working capital at September 30, 1999, we need to successfully seek and complete new licensing and financing arrangements to support future operations. Even if the FDA approves our new drug application and we enter into a licensing agreement with SmithKline Beecham for docosanol 10% cream, we cannot assure you that these events or financing will occur in a timely manner to eliminate the going concern issue.

     Our ability to market and sell docosanol 10% cream is uncertain because we have not reached a final agreement with SmithKline Beecham or any other pharmaceutical company to market and sell the product in the OTC market.

     We do not have and do not expect to have in the foreseeable future the resources to manufacture or market directly on a large commercial scale docosanol 10% cream or any other proposed products that we may develop. To commercialize docosanol 10% cream, we have entered into collaborative arrangements with manufacturing and distribution companies. These collaborative arrangements likely will cause higher costs or the sharing of profits with third parties. A potential marketing partner may not choose to use any of our negotiated agreements, for which we might not have control. Due to the uncertain nature of the market's acceptance of docosanol 10% cream as a topical treatment for oral-facial herpes, we cannot assure you that any license fees and royalties from licensing docosanol 10% cream will attain a level of revenue sufficient to sustain our operations.

     The timing of the product launch for docosanol 10% cream could be delayed if our discussions and negotiations with SmithKline Beecham are delayed or extended. For example, decisions involving the licensing of a pharmaceutical product likely will involve a substantial amount of due diligence on the part of both us and SmithKline Beecham. In addition, our ability to negotiate terms of the amount of advertising and promotion expense on the part of SmithKline Beecham may be limited. We cannot provide any assurance that, if a license agreement is negotiated, we and SmithKline Beecham will develop effective advertising or that consumers will select our product.

     In addition, we have entered into several licensing agreements to cover the clinical development, manufacturing and marketing of docosanol 10% cream in foreign markets. We might not finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms, if at all. We ultimately may establish our own manufacturing and/or marketing capabilities, at least for specific proposed products, which likely would require substantial additional funds and personnel.

     Our amended new drug application for docosanol 10% cream may not receive FDA approval.

     We can neither assure you that the FDA will approve docosanol 10% cream as an OTC product, nor that the FDA will approve our proposed OTC labeling. On October 29, 1999, we were informed by teleconference from Dr. Janet Woodcock, Director, Center for Drug Evaluation and Research, that the clinical data on the effectiveness of docosanol 10% cream in treating recurrent oral-facial herpes would be sufficient for approval as an OTC product, pending and acceptable audit of the data in one of the clinical studies presented in our new drug application. Dr. Woodcock also stated that we should prepare and submit OTC labeling for review by the FDA as a prerequisite to full marketing approval. A subsequent letter from the FDA reiterated the FDA's decision. We are currently awaiting FDA assessment of the site audit and evaluation of our proposed product labeling. Failure to receive FDA marketing approval could affect materially and adversely our business operations and financial condition.

     We will face several risks to launch docosanol 10% cream as an over-the-counter product.

     If we pursue commercialization of docosanol 10% cream as an OTC product for cold sores/fever blisters, we will face the following risks:

     - potential delays to achieve timely compliance with FDA regulations for marketing an OTC product;

     - development of a professional marketing staff and sales communications program in time for product launch;

     - difficulty in building product awareness of a new OTC product among customers or retail store decision makers;

     - lack of consumer perception that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes; and

     - lack of widespread acceptance of docosanol 10% cream in the OTC consumer market.

     Docosanol 10% cream, if ultimately marketed, will face intense competition from a number of existing and well-established products.

     - If we or a marketing partner successfully launch docosanol 10% cream, then it will compete with several prescription products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Most of our competitors have greater financial resources, research and development facilities and manufacturing and marketing experience than we do. Our proposed products may not achieve commercial success in this intense competitive environment, which would severely impact our revenues. See
       "Business -- Competition."

     As a small emerging bio-pharmaceutical company, we have limited resources to effectively mitigate potential risks relating to the foreign sales of docosanol 10% cream and other potential products.

     We are exposed to various foreign trade risks relating to the continued development of docosanol 10% cream by foreign licensees. We also may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially out of our control. Specific risks that could impact significantly our ability to deliver products include:

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

     As a bio-pharmaceutical company, we need to comply with government regulations to develop, produce, test, manufacture and market docosanol 10% cream and our other products.

     Governmental authorities in the U.S., including the FDA, and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. Although we have completed the development of docosanol 10% cream and are awaiting the FDA's decision on approval, we may not obtain regulatory approval for it or any of our other proposed products. We expect to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals. Failure to obtain, or delays in obtaining, these approvals will affect adversely our business operations, including our ability to commence marketing of any proposed products. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could adversely affect the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

     Our research and development programs for proposed new products are in the early stage of development, are unproven, and may never be fully developed.

     The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding that could result in the abandonment or substantial change in the development of a specific product. For example, we face substantial risks of failing to complete the development of our early-stage research and development programs in allergy and asthma and other areas. The effectiveness of our preclinical allergy and asthma research performed in vitro or in animal models may not be relevant to the development of, or indicate the efficacy of, a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our business operations and financial condition.

     We may not acquire in-licensed technologies that we believe are necessary to fill our product development pipeline.

     We will face intense competition for these in-licensed products and technologies. In addition, we might not locate suitable products and technologies to fit our strengths or obtain them on acceptable terms, or have the financial resources to develop products from the in-licensed technology. Our business strategy is to in-license products and/or technologies at various stages in the drug development pipeline. To achieve this objective, we must have the financial resources to acquire and/or in-license new products and technologies and develop and market the products, once approved. For example, we signed a letter of intent with IriSys Research and Development, LLC in February 1999 to license world-wide rights to a product intended for use in a condition associated with neurodegenerative diseases and pain. However, due to limited financial resources in fiscal 1999, we deferred negotiations of a final agreement with IriSys to in-license the product. We can provide no assurance that we will in-license this or any other product or technology.

     As a small, emerging, bio-pharmaceutical company, we depend on key management and scientific personnel.

     Our success depends on the performance of a small core staff of key management and scientific employees. Given our early stage of development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team. If we were to lose one or more of our key scientists, then we would lose the history and knowledge that they have which could substantially delay one or more of our development programs until adequate replacement personnel could be hired and trained. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. The employment and employee retention agreements with several of our key employees are limited in scope and provide no real assurance that any of these people will continue their employment with our company. We do not have "key person" life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

     Our patents may be challenged and our pending patents may be denied, which would seriously jeopardize our ability to compete in the intended markets for our proposed products.

     We rely substantially on the protection of our intellectual property, with 19 worldwide docosanol patents and 24 additional docosanol-related patent applications pending. We also have ten patents issued or pending on other products and technologies. Our patent applications involve compounds that may be helpful in the treatment of conditions associated with allergy and asthma and other technologies. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

     - the claims in the pending patent applications will be allowed or that we will even be issued patents;

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

     - any issued patents will provide us with significant competitive advantages; or

     - challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

     Even if we overcome any patent infringement challenges, we likely could incur substantial costs of litigation to uphold the validity and prevent infringement of our patents.

     In addition, the process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S., which may delay our plans to market and sell docosanol 10% cream in the international market place. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our ability to obtain or maintain patent protections for docosanol 10% cream in foreign markets would hamper severely our ability to generate international sales from our first proposed product.

     We also rely substantially on confidentiality agreements to protect our innovations. We cannot assure you that secrecy obligations will be honored, or that others will not develop independently similar or superior technology. In addition, if our consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, then disputes may arise as to the proprietary rights to this information in which we do not receive a favorable resolution.

     Developing new pharmaceutical products for human use involves product liability risks, for which we currently have limited insurance coverage.

     The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. We have maintained product liability insurance coverage for our clinical trials in the amount of $2 million per incident and in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not cover sufficiently all possible liabilities or the size of the claim. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

     Our Class A Common Stock was delisted from the Nasdaq National Market System and now trades on the OTC Bulletin Board.

     Because our Class A Common Stock currently is traded on the OTC Bulletin Board, shareholders are exposed to various risks, including:

     - the liquidity of our Class A Common Stock is significantly lower as an OTC Bulletin Board listed security than a Nasdaq National Market listed security;

     - the OTC Bulletin Board does not provide the same level of service or information to our shareholders;

     - various brokers may be restricted in being able to make recommendations to their clients about our common stock.

Further, we can provide no assurance as to how quickly we can regain compliance with the Nasdaq listing requirements, if ever.

     If we issue additional shares of equity securities, which is likely, then the value of existing shares of Class A Common Stock currently outstanding may be diluted.

     If we raise additional capital by issuing equity securities at a price or a value per share less than the then current price per share of Class A Common Stock, then the value of the shares of Class A Common Stock then outstanding will be diluted or reduced. For example, we potentially may issue and register up to 8,137,388 shares of our Class A Common Stock under a two-year, $13 million equity line agreement with Promethean Investment Group, L.L.C. that could result in dilution to the present holders of Class A Common Stock. Depending on the price per share of our Class A Common Stock during the next two years, we may need to register additional shares for resale to access the full amount of financing available.

     In addition, there will be a dilutive effect on the shares of our Class A Common Stock from the conversion or exercise of other outstanding securities. As of December 21, 1999, the following securities exercisable or convertible into shares of Class A Common Stock were outstanding:

     - stock options to purchase an aggregate of 7,561,142 shares of Class A Common Stock (at exercise prices ranging from $0.30 to $6.44 per share) and 28,000 shares of Class B Common Stock (at an exercise price of $0.50 per share);

     - Class D Warrants exercisable into 1,455,853 shares of Class A Common Stock (at an exercise price of $1.375 per share), which expired on December 31, 1999;

     - Class G Stock Purchase Warrants exercisable into 3,635,783 shares of Class A Common Stock (at an exercise price of $1.375 per share);

     - Class H Stock Purchase Warrants exercisable into 100,000 shares of Class A Common Stock (at an exercise price of $2.40 per share);

     - Class I Stock Purchase Warrant exercisable into 500,000 shares of Class A Common Stock (at an exercise price of $0.78125 per share);

     - Class J Stock Purchase Warrants exercisable into 50,000 shares of Class A Common Stock (at exercise price of $0.9144 per share);

     - Class K Stock Purchase Warrant exercisable into 375,000 shares of Class A Common Stock (at an exercise price of $1.125 per share);

     - Class L Stock Purchase Warrant exercisable into 55,000 shares of Class A Common Stock at an exercise price of $1.1875 per share;

     - Class M Stock Purchase Warrants exercisable into 700,934 shares of Class A Common Stock at an exercise price of $1.284 per share; and

     - 440,000 shares of Class B Common Stock (each convertible into one share of Class A Common Stock).

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

EXECUTIVE OFFICERS

     The names of our executive officers and their ages as of December 21, 1999 are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Gerald J. Yakatan, Ph.D. ............  57    President and Chief Executive Officer
Gregory P. Hanson....................  53    Vice President, Finance; Chief Financial Officer
                                             and Secretary
J. David Hansen......................  48    Vice President, Sales and Marketing
James E. Berg........................  48    Vice President, Clinical Affairs and Regulatory
                                             Affairs

     Gerald J. Yakatan, Ph.D. Dr. Yakatan has served as president and chief executive officer since March 1998. In addition, Dr. Yakatan:

     - since July 1995, has served on a half-time basis as vice president of Drug Development;

     - has served as Chairman of IriSys Research & Development, LLC, a company he founded in 1996 specializing in contract drug formulation development services;

     - from 1990 until 1995, served as president and chief executive officer of San Diego based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company;

     - from 1987 until 1990, served as executive vice president for Research and Development, and vice president of Pharmaceutical Development at Immunetech Pharmaceuticals, the predecessor company to Tanabe Research;

     - from 1980 to 1987, held various positions at Warner-Lambert Co., initially joining the Warner-Lambert/Parke-Davis Pharmaceutical Research Division as Director, Pharmacokinetics/Drug Metabolism and later serving as vice president of Product Development for the Pharmaceutical Research Division; and

     - from 1972 to 1980, was on the faculty of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy.

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

     Gregory P. Hanson. Mr. Hanson has served as vice president, Finance and Chief Financial Officer (CFO) and Corporate Secretary since July 1998. In addition, Mr. Hanson:

     - from September 1995 to July 1998, served as CFO of XXsys Technologies Inc., a composite materials technology company;

     - from May 1993 to September 1995, held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems;

     - from January 1992 to May 1993, served as CFO of Onsite Energy, a contract energy services company;

     - from February 1990 to December 1991, was CFO for Catrel USA, a waste resource recovery company; and

     - prior to 1989, held management positions with Ford Motor Company and Solar Turbines Incorporated, a subsidiary of Caterpillar.

Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree with honors from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

     J. David Hansen. Mr. Hansen has served as vice president, Sales and Marketing since September 1998. In addition, Mr. Hansen:

     - from December 1989 to September 1998, held various management positions at Dura Pharmaceuticals, San Diego, California, including Senior Director, Strategic Sales Systems; National Sales Director, Director of Business Development and Director of Marketing;

     - from April 1988 to November 1989, was Marketing Manager for Immunetech Pharmaceuticals, San Diego;

     - from April 1981 to March 1988, held various managerial positions in sales in Schering/Key Pharmaceuticals, Kennilworth, New Jersey; and

     - from February 1976 to March 1981, was a territory representative for E.R. Squibb & Sons, Princeton, New York.

Mr. Hansen graduated with honors from the University of Oregon, with a B.S. degree in Chemistry in June 1974.

     James E. Berg. Mr. Berg has served as vice president, Clinical Affairs and Product Development since March 1997. From August 1992 to March 1997, Mr. Berg was Director of Clinical Affairs and Product Development. In addition, Mr. Berg:

     - from April 1984 to August 1992, was employed by QUIDEL Corporation, where he held positions as Product Development Manager, Director of Materials;

     - was National Accounts Manager for Allergy and IgE Products and Regional Manager, Autoimmune Products; and

     - from March 1979 to April 1984, was the Sales Manager, Eastern U.S. and Canada, at Krupp Bilstein Corporation of America, Inc.

     Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

ITEM 2. PROPERTIES

     We currently sublease approximately 12,000 square feet of laboratory and office space at 9393 Towne Centre Drive in San Diego, California for a base annual rent of approximately $270,000. The current lease expires in June 2000. We are evaluating our space requirements for mid-2000 and beyond at this time.

ITEM 3. LEGAL PROCEEDINGS

  DAVID H. KATZ LITIGATION

     On April 30, 1998, Dr. David H. Katz filed a complaint in the San Diego Superior Court, making numerous claims related to the termination of his employment as our president. Mrs. Lee Katz, Dr. Katz' wife, later joined in the lawsuit and raised claims related to her stock options. On October 30, 1998, we filed a cross-complaint against Dr. Katz and Mrs. Katz for Dr. Katz' breach of his fiduciary duties as a director and officer of our company, and the assignment by Dr. Katz and Mrs. Katz to our company of any interest that they may possess in a pending patent application pertaining to our proprietary IgE down-regulation technology. The following claims are still pending before the court:

     - Dr. Katz' request for the court to decide the voting rights for his shares of our Class B Common Stock;

     - Dr. Katz' claim that his termination as our president was not "for cause";

     - Dr. Katz' request for an accounting for allegedly deferred income and money allegedly advanced to our company; and

     - Our claim for specific performance of Dr. and Mrs. Katz' employment contractual obligations to assign any interest in the pending IgE technology patent application to us.

     The jury in this litigation recently found in our favor on our claim that Dr. Katz breached his fiduciary duty to us, and awarded us damages in the amount of $9.0 million. The jury also returned a verdict against us on Dr. Katz' defamation claim and awarded Dr. Katz' damages in the amount of $6.7 million. The other original claims were either voluntarily dismissed by Dr. Katz, decided in our favor by the court, or settled. However, the court has not set a date for further proceedings to decide the remaining claims, and no judgment will be entered in the overall case until trial is concluded on these claims. At that point, we anticipate that both sides of the litigation will file post-trial motions.

  LEE KATZ AND LISA KATZ LITIGATION

     On January 29, 1999, Lee Katz and Lisa Katz filed a separate lawsuit in the San Diego Superior Court, making several claims related to our termination of their employment and seeking monetary damages. The court has resolved several of the claims in our favor, and we have reached a tentative settlement of the remaining claims, although we have not agreed to the language of a written settlement agreement. We intend to defend these claims vigorously until the parties sign a settlement agreement or the case is resolved at trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On November 30, 1998, shares of our Class A Common Stock began trading on the NASDAQ National Market System under the symbol AVNR. Prior to November 30, 1998, our shares traded under the symbol LDAKA on the Nasdaq National Market System. On September 20, 1999, our shares began trading on the OTC Bulletin Board. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                          CLASS A
                                                        COMMON STOCK
                                                       --------------
                                                       HIGH      LOW
                                                       -----    -----
Fiscal 1998
First Quarter........................................  $2.94    $1.66
Second Quarter.......................................  $2.19    $1.56
Third Quarter........................................  $1.81    $1.16
Fourth Quarter.......................................  $1.47    $0.87

Fiscal 1999
First Quarter........................................  $2.91    $0.53
Second Quarter.......................................  $1.09    $0.72
Third Quarter........................................  $1.13    $0.63
Fourth Quarter.......................................  $0.78    $0.27

     On December 21, 1999, the closing bid and ask prices of Class A Common Stock were $2.31 and $2.34, respectively.

     As of December 21, 1999, we had 945 holders of record and approximately 14,400 beneficial owners of our Class A Common Stock. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below at September 30, 1998 and 1999, for the years ended September 30, 1997, 1998 and 1999, and the period from August 31, 1988, the date of our inception, through September 30, 1999 are derived from and are qualified in their entirety by reference to our audited financial statements included elsewhere in this report. These data should be read in conjunction with those financial statements and notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data presented below at September 30, 1995, 1996 and 1997, and for the years ended September 30, 1995 and 1996, are derived from audited financial statements that are contained in our previous SEC reports.

                         SUMMARY FINANCIAL INFORMATION

                                                                                                         FROM
                                                                                                      AUGUST 31,
                                                                                                         1988
                                                                                                      (INCEPTION)
                                                                                                        THROUGH
                                                   YEARS ENDED SEPTEMBER 30,
                             ---------------------------------------------------------------------
                                                                                            ]        SEPTEMBER 30,
                                 1995          1996           1997          1998          1999           1999
                             ------------   -----------   ------------   -----------   -----------   -------------
STATEMENT OF OPERATIONS
DATA:
  Revenues.................  $    884,589   $ 4,158,038   $  1,547,554   $   590,728   $   146,787   $ 10,286,085
  Net loss.................   (10,173,001)   (6,130,241)   (11,109,242)   (8,210,548)   (8,554,036)   (62,170,024)
  Net loss per common
    shareholder............   (10,173,001)   (6,130,241)   (11,109,242)   (8,210,548)   (8,583,182)   (62,199,170)
  Net loss per share.......  $      (0.35)  $     (0.19)  $      (0.30)  $     (0.21)  $     (0.21)
  Weighted average number
    of shares of common
    stock outstanding......    29,338,418    32,072,944     36,779,774    39,519,609    41,704,265

                                                         SEPTEMBER 30,
                             ---------------------------------------------------------------------
                                 1995          1996           1997          1998          1999
                             ------------   -----------   ------------   -----------   -----------
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments...  $ 10,035,727   $20,374,010   $ 14,428,834   $ 6,508,341   $   122,674
Working capital............     8,567,966    13,759,577     11,336,627     4,819,830    (1,068,091)
Total assets...............    10,954,043    22,846,879     15,727,495     7,653,800     1,765,215
Convertible notes
  payable..................                   5,721,087      2,415,461     1,000,000
Total liabilities..........     1,705,443     7,778,760      3,433,569     2,064,485     1,701,019
Shareholders' equity.......     9,248,600    15,068,119     12,293,926     5,589,315        64,196

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a development stage company that was formed in August 1988. Docosanol 10% cream is our lead therapeutic product that has been under development since we filed our investigational new drug application in July 1991. In November 1999, the FDA informed us that our clinical data for docosanol 10% cream would be sufficient for approval as an over-the-counter (OTC) product, if the FDA finds no serious discrepancies from the site audit that it conducted at one of our clinical study sites in The Netherlands in mid-December 1999. We currently are waiting for the FDA's assessment of the site audit.

     On December 20, 1999, we entered into exclusive negotiations with SmithKline Beecham regarding an acceptable partnership agreement for the marketing and sale of docosanol 10% cream. If these negotiations are successful and docosanol 10% cream is approved by the FDA, then SmithKline Beecham will receive the right to market and sell docosanol 10% cream in the North American market, in return for our receiving license fees based on the achievement of product milestones, including product launch and sales levels, and royalties on sales revenue.

     If we obtain FDA approval for our new drug application for docosanol 10% cream and we complete a license agreement with SmithKline Beecham, then we intend to generate revenues from license fees and royalties from this license agreement. Our revenues for the next several years will depend, perhaps exclusively, on the license fees and royalties from this product.

     We have incurred increasing annual operating expenses and, with the potential commercialization of other products, we expect that this trend of increased operating expenses will continue. Our business is exposed to significant risks discussed in the section entitled "Risk Factors," which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

  COMPARISON OF FISCAL YEARS 1999 AND 1998

NET LOSSES -- 1999 VS. 1998

     Net losses for fiscal year 1999 were $8.6 million, or $0.21 per share, compared with $8.2 million, or $0.21 per share, for fiscal year 1998. The higher net loss in fiscal year 1999 resulted primarily from lower interest income in 1999 due to lower cash on hand for investment during the year. Other factors contributing to the higher net loss in fiscal year 1999 compared with fiscal year 1998 are discussed below.

REVENUES -- 1999 VS. 1998

     Revenues decreased to $147,000 in fiscal year 1999 from $591,000 in fiscal year 1998. This decrease in revenues resulted from lower interest earned on cash and cash equivalents available for investment during fiscal year 1999.

EXPENSES -- 1999 VS. 1998

     Operating Expenses. Our total operating expenses decreased to $8.7 million in fiscal year 1999 compared to $8.8 million in fiscal year 1998. The net decrease in operating expenses during fiscal year 1999 is described in the following paragraphs.

     Research and Development Expenses. Our research and development expenses during fiscal year 1999 were $3.3 million, consistent with our research and development expenses for fiscal year 1998. During fiscal year 1999, these expenses related to the development of our allergy and asthma technology and the phase 2 clinical trials of AVP-923. In the prior fiscal year, these expenses related to several projects that we postponed or discontinued during fiscal year 1999 to allow us to focus on the development of our allergy and asthma technology.

     General and Administrative Expenses. Our general and administrative expenses during fiscal year 1999 decreased to $3.8 million from $4.0 million during fiscal year 1998. These decreased expenses primarily relate to:

     - lower proxy and shareholder solicitation costs due to the costs of meetings held in fiscal year 1998;

     - lower fees paid to the board of directors in fiscal year 1999;

     - decreased facilities rent and related expenses due to the relocation of our headquarters to a smaller and lower cost facility in June 1998; and

     - lower consulting fees.

Partially offsetting the decreased expenses relative to fiscal year 1998 are increased legal and related expenses in fiscal year 1999 associated with our defense of claims asserted by Dr. David H. Katz, our former president and chief executive officer and a former director.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $1.6 million during fiscal year 1999 from $671,000 during fiscal year 1998. We began our sales and marketing department in late fiscal year 1998. To date, we have incurred costs related to the formation of a sales and marketing staff and preparation for the launch of docosanol 10% cream. In fiscal year 1999, we reduced our product launch support staff pending the outcome of the FDA's decision relating to the marketing approval of docosanol 10% cream.

     Interest Expense. Interest expense decreased to $8,000 in fiscal year 1999 compared to $95,000 in fiscal year 1998. The decrease in interest expense in fiscal year 1999 resulted from the conversion of the balance of the convertible note payable in October 1998.

     Litigation Settlement. During fiscal year 1998, we recorded litigation settlement expenses of $784,000 in connection with our settlement of various technology disputes with Medical Biology Institute and our settlement with HealthMed, Inc. There were no litigation settlement costs incurred during fiscal year 1999.

  COMPARISON OF FISCAL YEARS 1998 AND 1997

NET LOSSES -- 1998 VS. 1997

     During fiscal year 1998, we incurred a net loss of $8.2 million compared to a net loss of $11.1 million during fiscal year 1997. Factors contributing to the lower net loss in fiscal year 1998 compared with fiscal year 1997 are discussed below.

REVENUES -- 1998 VS. 1997

     Our revenues totaled $591,000 for fiscal year 1998 compared to $1.5 million for fiscal year 1997. Fiscal year 1998 revenues consisted of interest and other income. The decrease in revenues during fiscal year 1998 compared to fiscal year 1997 resulted from discontinued license fees and federal research grant revenue earned in fiscal year 1997 and lower interest income as a result of a lower average cash balance during fiscal year 1998.

EXPENSES -- 1998 VS. 1997

     Research and Development Expenses. Our research and development expenses decreased by $4.4 million to $3.2 million during fiscal year 1998 from $7.6 million during fiscal year 1997. Research and development expenses decreased during fiscal year 1998 due to the completion of U.S. Phase 3 clinical trials in fiscal year 1997. Our research and development expense during fiscal year 1998 consisted of costs in preparing and filing the new drug application for docosanol 10% cream in the first fiscal quarter of 1998 and costs related to our other research and development activities.

     General and Administrative Expenses. Our general and administrative expenses increased by $1.0 million to $4.0 million during fiscal year 1998 from $3.0 million during fiscal year 1997. The increased expenses during fiscal year 1998 resulted primarily from higher legal expenses related to the following:

     - evaluation of January 1998 financing proposal presented by HealthMed, Inc.;

     - settlement with Medical Biology Institute; and

     - matters of litigation and potential litigation between us and Dr. Katz.

     The increased general and administrative expenses in fiscal year 1998 also resulted from: increased costs of legal and other expenses related to our annual shareholders meeting held in June 1998; increased investor relations activities; and increased board fees and related expenses due to an expanded board of directors and higher number of meetings in fiscal year 1998.

     Overall increases in general and administrative expenses during fiscal year 1998 were partially offset by lower expenses associated with license fees relating to our reacquisition of the marketing rights to docosanol 10% cream from Bristol-Myers Squibb Company.

     Sales and Marketing Expenses. We incurred sales and marketing expenses of $671,000 in fiscal year 1998 preparing for the product launch of docosanol 10% cream.

     Litigation Settlement. Our litigation settlement costs of $784,000 in fiscal year 1998 related primarily to costs of the settlement agreement with Medical Biology Institute.

     Interest Expense. Our interest expense decreased by $2.0 million to $95,000 during fiscal year 1998. This decrease was due to lower interest expense associated with the decrease in convertible debt outstanding in the period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed operations primarily through the sale of equity and convertible debt securities and shareholder loans. Net cash provided by financing activities from inception through September 30, 1999 was $53 million.

     At September 30, 1999, we had available $123,000 of cash, cash equivalents and short-term investments and a negative working capital balance of $1.1 million as compared to $6.5 million and $4.8 million, respectively, at September 30, 1998. The decreases in cash, cash equivalents and short-term investments and working capital resulted from operating expenses that we incurred as discussed above in "Results of Operations," which were offset only partially by cash received from financing activities during fiscal year 1999.

     Cash Used For Operating Activities. Net cash used for operating activities of $7.9 million during fiscal year 1999 did not change significantly relative to the same period in 1998. Since inception, we have experienced negative cash flows from operations. We believe that negative cash flows from operations will continue at least for the first half of fiscal year 2000. If we do not obtain approval from the FDA for our new drug application for docosanol 10% cream and negotiate a definitive licensing agreement with SmithKline Beecham for the North American marketing rights to docosanol 10% cream, then we will have to cut further our operating costs and obtain additional forms of financing not currently contemplated to support our operations.

     Cash Used For Investing Activities. Cash used for investing activities totaled $275,000 in fiscal year 1999, including patent costs of $194,000 and capital expenditures of $81,000. Cash used for investing activities in fiscal year 1998 amounted to $5,000.

     Cash Received from Financing Activities.

     Fiscal Year 1999. On March 31, 1999, we issued and sold $2.0 million in Series D Convertible Redeemable Preferred Stock to certain investors, resulting in net cash receipts during fiscal year 1999 of $1.8 million. If various conditions are met, then these investors have the right to purchase up to $3 million in additional shares of Series D Convertible Redeemable Preferred Stock and shares of Class A Common Stock issuable upon the exercise of our Class J Stock Purchase Warrants. In addition, on January 22, 1999, we entered into an equity line agreement with Promethean Investment Group LLC. We have not received any cash proceeds from this equity line because we have not met certain required milestones.

     Financing Transactions Since September 30, 1999. The following events occurred between October 1, 1999 to January 6, 2000 that have increased our liquidity:

     - $1,680,000 from the exercise of Class D Warrants into approximately 1.2 million shares of Class A Common Stock, at an average exercise price of $1.38 per share. See Note 3 to the Financial Statements.

     - $1,031,000 from the exercise of Class G Warrants into 750,000 shares of Class A Common Stock, at an average exercise price of $1.38 per share.

     - $46,000 from the exercise of Class J Warrants into 50,000 shares of Class A Common Stock, at an average exercise price of $0.91 per share.

     - $240,000 from the exercise of employee stock options into approximately 197,000 shares of Class A Common Stock, at an average exercise price of $1.22 per share.

     In addition, on November 23, 1999, we entered into a loan agreement with two institutional investors for aggregate proceeds of $1.5 million. We also intend to seek additional interim capital of up to $6 million during January 2000, which likely will require the sale and issuance of shares of our Class A Common Stock and additional dilution to our current shareholder base.

     If we do not receive FDA approval for docosanol 10% cream and enter into a definitive license agreement with SmithKline Beecham or another pharmaceutical company for the licensing of docosanol 10% cream, then our cash flow would be materially adversely affected and we might not have sufficient cash flow to sustain operations for the next 12 months without additional financing. We also may have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize our other proposed products. We cannot assure you that we will obtain successfully this additional capital or enter into the collaborative arrangements necessary to develop or commercialize fully any of our drugs on acceptable terms. Failure to raise additional capital, or enter into these collaborative arrangements in a timely manner, could affect materially and adversely our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The statement defers the effective date of SFAS No. 133 to the year ending September 30, 2001. Interim reporting for this standard will be required. We have not yet assessed the effect of this standard on our current reporting and disclosures.

IMPACT OF THE YEAR 2000 ISSUE AND COSTS

     We did not have any disruption in our operations as we entered into year 2000. However, we took a number of precautions during fiscal year 1999 to prepare our software and hardware for potential problems.

     Evaluation, Testing and Remediation Program. We took several precautions with regard to the transition from the year 1999 to year 2000, because most computer systems were designed with date data using two digits of the year. For example, most computer programs and computer hardware were programmed to assume that all two digit dates were preceded with "19", causing "00" to be interpreted as the year 1900. This formerly common practice could have resulted in a computer system that fails to recognize properly a year that begins with "20" rather than "19." This date recognition problem could result in computer system miscalculations or failures. In September 1998, we established a year 2000 program to analyze our internal systems and systems of third parties essential to our operations.

     We conducted an evaluation of our internal systems, which included four phases:

     - implementation of our Y2K program,

     - assessment, including prioritization and pre-testing,

     - remediation, including modification, upgrading and replacement, and

     - testing for year 2000 compliance.

We then evaluated our third-party vendors and service providers to determine the extent to which we were vulnerable to any failure by these third parties to remediate their respective year 2000 problems. Our vendors and service providers reported that they were year 2000 compliant and many had contingency plans.

     Costs. The total cost of our Y2K program, including the software upgrades discussed above, was less than $20,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures relate to cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one-year, which we do not believe is a significant market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements are annexed to this Report as pages F-1 through
F-25

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Balance Sheets at September 30, 1998 and 1999...............   F-3
Statements of Operations for the years ended September 30,
  1997, 1998 and 1999, and the period August 31, 1988
  (inception) to September 30, 1999.........................   F-4
Statements of Shareholders' Equity (Deficit) for the period
  August 31, 1988 (inception) to September 30, 1999.........   F-5
Statements of Cash Flows for the years ended September 30,
  1997, 1998 and 1999, and the period August 31, 1988
  (inception) to September 30, 1999.........................  F-11
Notes to Financial Statements...............................  F-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information relating to our directors that are required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in our Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on March 23, 2000.

     The required information concerning our executive officers is contained in
Part 1, Item 1, of this report under "Executive Officers."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULE

     (1) Index to financial statements appears on page F-1.

(b) CURRENT REPORTS ON FORM 8-K

     (1) A Current Report on Form 8-K was filed on October 4, 1999, reporting that:

     - we received an action letter from the U.S. Food and Drug Administration on September 24, 1999, confirming that our submissions of additional analyses for our new drug application for docosanol 10% cream were not adequate to establish effectiveness for the treatment of cold sores or fever blisters; and

     - we were notified by the Nasdaq Stock Market that our Class A Common Stock would be de-listed from the Nasdaq National Market listing effective before the opening of the market on Monday, September 20, 1999.

     (2) A Current Report on Form 8-K was filed on December 3, 1999, reporting that we had entered into a loan agreement with two financial lenders to obtain $1.5 million in financing through the issuance of two 11% Convertible Debentures and Class A Stock Purchase Warrants.

(c) EXHIBITS

3.1    Bylaws of the Registrant(1)
3.2    Restated Articles of Incorporation of the Registrant(2)
3.3    First and Second Amendment to Bylaws(2)
3.4    Fourth Amendment to Bylaws(3)
3.5    Sixth Amendment to Bylaws(4)
3.6 Certificate of Amendment of the Articles of Incorporation of the Registrant(5)
4.1    Class D Warrant Agreement (including form of Class D Warrant
       Certificate)(1)
4.2    Warrant Agreement (including form of Class E Warrant
       Certificate)(1)
4.3    Form of Unit Purchase Option issued to D.H. Blair & Co.,
       Inc. and its designees regarding Series B Preferred Stock and Class D Warrants(1)
4.4    Registration Rights Agreement(1)
4.5    Certificate of Determination with respect to Series D
       Convertible Preferred Stock of the Registrant(5)
4.6    Certificate of Determination with respect to Series C Junior
       Participating Preferred Stock of the Registrant(5)
4.7    Rights Agreement, dated as of March 5, 1999, with American
       Stock Transfer & Trust Company(5)
4.8    Form of Rights Certificate with respect to the Rights
       Agreement, dated as of March 5, 1999(5)

4.9    Form of Series D Convertible Preferred Stock Certificate(5)
4.10 Amended and Restated Class I Stock Purchase Warrant, dated as of March 4, 1999(5)
4.11   Form of Class J Stock Purchase Warrant(5)
4.12   Class K Stock Purchase Warrant, dated as of April 1, 1999(5)
4.13   Registration Rights Agreement with Promethean Investment
       Group, LLC(5)
4.14   Class A Common Stock Investment Agreement with Promethean
       Investment Group, LLC(5)
4.15 Amendment to the Class A Common Stock Investment Agreement with Promethean Investment Group, LLC(5)
4.16   Securities Purchase Agreement for Series D Convertible
       Preferred Stock(5)
4.17   Registration Rights Agreement for Series D Convertible
       Preferred Stock(5)
4.18   Forms of Class A and Class B Common Stock Certificates(6)
4.19   Convertible Note issued to GFL Advantage Fund Limited(7)
4.20   Registration Rights Agreement with GFL Advantage Fund
       Limited(7)
4.21   Convertible Note issued to Capital Ventures International(8)
4.22   Convertible Note, dated February 26, 1997, issued to RGC
       International Investors LDC(9)
4.23   Form of Class G Stock Purchase Warrant(9)
4.24   Registration Rights Agreement, dated February 26, 1997, with
       RGC International Investors, LDC(9)
4.25   Class L Stock Purchase Warrant, dated as of June 8, 1999(10)
4.26   Loan Agreement, dated as of November 23, 1999, with AMRO
       International, S.A. and The Endeavour Capital Fund, S.A.(11)
4.27   Form of 11% Convertible Debenture(11)
4.28   Form of Stock Purchase Warrant(11)
4.29   Registration Rights Agreement, dated as of November 23,
       1999, with AMRO International, S.A and The Endeavour Capital
       Fund, S.A.(11)
4.30   Amendment No. 1 to Rights Agreement, dated November 30,
       1999, with American Stock Transfer & Trust Company(11)
10.1 First, Second and Third Amendments to Sublease Agreement with Medical Biology Institute(1)
10.2 Form of Employment Agreement, dated as of February 1999, with certain executive officers and key employees of the Registrant(5)
10.3   1998 Stock Option Plan(5)
10.4   1989 Stock Option Plan(6)
10.5   License Agreement with Medical Biology Institute(6)
10.6   Employment Agreement with David H. Katz, as amended(6)
10.7   Sublease Agreement with Medical Biology Institute(6)
10.8   Sixth Amendment to the Sublease Agreement with Medical
       Biology Institute(7)
10.9   Subscription Agreement(7)
10.10  Note Purchase Agreement with GFL Advantage Fund Limited(7)
10.11  License and Development Agreement with Bristol-Myers Squibb
       Company(8)
10.12  Registration Rights Agreement with Capital Ventures
       International(8)
10.13  Note Purchase Agreement with Capital Ventures
       International(8)
10.14  Seventh Amendment to the Sublease Agreement with Medical
       Biology Institute(8)
10.15  Note Purchase Agreement, dated February 26, 1997, with RGC
       International Investors, LDC(9)

10.16  Licensing Agreement with Yamanouchi Europe b.v.(12)
10.17  Amendment to License Agreement with Medical Biology
       Institute, dated as of July 1993(13)
10.18 Amendment to Employment Agreement with David H. Katz, dated as of April 1993(13)
10.19  Fourth and Fifth Amendments to the Sublease Agreement with
       Medical Biology Institute(14)
10.20  1994 Stock Option Plan(14)
10.21  Supplemental Agreement with Yamanouchi Europe b.v.(14)
10.22  Licensing Agreement with Grelan Pharmaceutical Company
       Limited(14)
10.23  Employment Agreement with Gerald J. Yakatan(15)
10.24 Form of Retention Agreement with certain Executive Officers of the Registrant(15)
10.25  Form of Indemnification Agreement with certain Directors and
       Executive Officers of the Registrant(15)
23.1   Independent Auditors' Consent
27.1   Financial Data Schedule

---------------
 (1) Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form S-1, File No. 33-49082, declared effective by the Commission on October 26, 1992.

 (2) Incorporated by reference to the similarly described exhibit included with the Registrant's Amendment #4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

 (3) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K, filed March 18, 1998.

 (4) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K, filed October 30, 1998.

 (5) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

 (6) Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

 (7) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed December 15, 1995.

 (8) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.

 (9) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K, filed March 10, 1997.

(10) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999.

(11) Incorporated by reference to the similarly described exhibit included with the Registrant's Form 8-K, filed December 3, 1999.

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

Date: January 6, 2000
                                          AVANIR PHARMACEUTICALS

                                          By:/s/ GERALD J. YAKATAN, PH.D.
                                          --------------------------------------
                                                 Gerald J. Yakatan, Ph.D.
                                          President and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

            /s/ GERALD J. YAKATAN, PH.D.                President and Chief Executive   January 6, 2000
-----------------------------------------------------   Officer (Principal Executive
              Gerald J. Yakatan, Ph.D.                            Officer)

                /s/ GREGORY P. HANSON                    Vice President, Finance and    January 6, 2000
-----------------------------------------------------      Chief Financial Officer
                  Gregory P. Hanson                       (Principal Financial and
                                                             Accounting Officer)

                /s/ GEORGE P. RUTLAND                       Chairman of the Board       January 6, 2000
-----------------------------------------------------
                  George P. Rutland

             /s/ DENNIS J. CARLO, PH.D.                           Director              January 6, 2000
-----------------------------------------------------
               Dennis J. Carlo, Ph.D.

                /s/ MICHAEL W. GEORGE                             Director              January 6, 2000
-----------------------------------------------------
                  Michael W. George

                 /s/ JAMES B. GLAVIN                              Director              January 6, 2000
-----------------------------------------------------
                   James B. Glavin

             /s/ EDWARD L. HENNESSY, JR.                          Director              January 6, 2000
-----------------------------------------------------
               Edward L. Hennessy, Jr.

                /s/ KENNETH E. OLSON                              Director              January 6, 2000
-----------------------------------------------------
                  Kenneth E. Olson

                 /s/ JOSEPH E. SMITH                              Director              January 6, 2000
-----------------------------------------------------
                   Joseph E. Smith

                             AVANIR PHARMACEUTICALS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................  F-2
FINANCIAL STATEMENTS........................................
Balance Sheets at September 30, 1998 and 1999...............  F-3
Statements of Operations for the years ended September 30,    F-4
  1997, 1998 and 1999, and the period August 31, 1988
  (inception) to September 30, 1999.........................
Statements of Shareholders' Equity (Deficit) for the period   F-5
  August 31, 1988 (inception) to September 30, 1999.........
Statements of Cash Flows for the years ended September 30,    F-11
  1997, 1998 and 1999, and the period August 31, 1988
  (inception) to September 30, 1999.........................
Notes to Financial Statements...............................  F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AVANIR Pharmaceuticals:

     We have audited the accompanying balance sheets of AVANIR Pharmaceuticals, formerly LIDAK Pharmaceuticals, (a development stage enterprise) (the "Company") as of September 30, 1998 and 1999, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1999 and for the period August 31, 1988 (inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of AVANIR Pharmaceuticals at September 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 and the period August 31, 1988 (inception) to September 30, 1999 in conformity with generally accepted accounting principles.

     As discussed in Note 8 to the financial statements, the Company is a defendant in certain lawsuits.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise as of September 30, 1999. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception and has not yet received regulatory approval for its product. These factors and the lack of financing at September 30, 1999 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          DELOITTE & TOUCHE LLP

San Diego, California
December 21, 1999

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1999

                                     ASSETS

                                                                  1998            1999
                                                              ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents...................................  $  6,508,341    $    122,674
  Receivable -- Insurance (net of allowance for non-payment
     of $189,011)...........................................                        76,499
  Interest receivable.......................................        93,763
  Inventory.................................................                       111,901
  Prepaid...................................................       274,616         263,004
  Restricted cash...........................................                        57,158
  Other.....................................................         7,595           1,692
                                                              ------------    ------------
          Total current assets..............................     6,884,315         632,928
PROPERTY -- at cost (less accumulated depreciation of
  $400,719 and $496,726)....................................       251,486         219,361
PATENT COSTS (less accumulated amortization of $74,813 and
  $101,473).................................................       450,038         617,741
DEFERRED COSTS..............................................        37,577         100,000
LONG-TERM INVENTORY.........................................                       111,901
OTHER ASSETS................................................        30,384          83,284
                                                              ------------    ------------
          TOTAL.............................................  $  7,653,800    $  1,765,215
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Convertible notes payable.................................  $  1,000,000
  Accounts payable..........................................       528,471    $  1,173,068
  Accrued expenses and other liabilities....................       325,594         221,207
  Accrued compensation and payroll taxes....................       210,420         123,068
  Note payable..............................................                       183,676
                                                              ------------    ------------
          Total current liabilities.........................     2,064,485       1,701,019
COMMITMENTS (Notes 3, 5, 6, 7 and 11)
SHAREHOLDERS' EQUITY:
  Preferred stock -- no par value, 9,999,500 shares
     authorized:
     Series C Junior Participating -- 1,000,000 shares
       authorized, no shares issued or outstanding
  Common stock -- no par value:
     Class A -- 99,490,000 and 99,288,000 shares authorized;
       39,814,017 and 45,017,063 issued and outstanding.....    59,179,721      62,195,950
     Class B -- 510,000 and 712,000 shares authorized;
       49,000 and 440,000 shares issued and outstanding
       (convertible into Class A Common Stock)..............        25,582          38,270
  Deficit accumulated during development stage..............   (53,615,988)    (62,170,024)
                                                              ------------    ------------
          Total shareholders' equity........................     5,589,315          64,196
                                                              ------------    ------------
          TOTAL.............................................  $  7,653,800    $  1,765,215
                                                              ============    ============

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999 AND FOR THE PERIOD
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                                                         AUGUST 31,
                                                                                            1988
                                                   YEARS ENDED SEPTEMBER 30,           (INCEPTION) TO
                                            ----------------------------------------   SEPTEMBER 30,
                                                1997          1998          1999            1999
                                            ------------   -----------   -----------   --------------
REVENUES:
License fees/contract services............  $    525,000                                $  4,507,625
  Federal research grants.................       141,869                                     940,646
  Interest and other......................       880,685   $   590,728   $   146,787       4,837,814
                                            ------------   -----------   -----------    ------------
  Total revenues..........................     1,547,554       590,728       146,787      10,286,085
                                            ------------   -----------   -----------    ------------
EXPENSES:
  Research and development................     7,627,129     3,216,167     3,254,751      38,486,856
  General and administrative..............     2,958,535     4,035,337     3,842,008      25,112,222
  Sales and marketing.....................                     670,697     1,596,309       2,267,006
  Litigation settlement...................                     783,899                       783,899
  Interest................................     2,071,132        95,176         7,755       5,272,856
  Cost of contract services...............                                                   533,270
                                            ------------   -----------   -----------    ------------
  Total expenses..........................    12,656,796     8,801,276     8,700,823      72,456,109
                                            ------------   -----------   -----------    ------------
NET LOSS..................................  $(11,109,242)  $(8,210,548)  $(8,554,036)   $(62,170,024)
                                            ============   ===========   ===========    ============
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS............................  $(11,109,242)  $(8,210,548)  $(8,583,182)   $(62,199,170)
                                            ============   ===========   ===========    ============
NET LOSS PER SHARE........................  $      (0.30)  $     (0.21)  $     (0.21)
                                            ============   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.............................    36,779,774    39,519,609    41,704,265
                                            ============   ===========   ===========

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                               CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------
                                                    SERIES A                 SERIES B            SERIES D
                                               -------------------   ------------------------   ----------
                                                 SHARES     AMOUNT     SHARES       AMOUNT        SHARES
                                               ----------   ------   ----------   -----------   ----------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes receivable
and cash in September 1988 at $0.0125 per
share........................................
Issuance of preferred stock in October 1988
 for license and other rights................   2,000,000    $ 1
Issuance of common stock for cash in October
 1988 at $0.05 per share.....................
Issuance of common stock for cash in January
 1989 at $0.05 per share.....................
Issuance of stock options effective in August
 1989 to purchase 600,000 shares of Class B
 Common Stock at $0.0125 per share (with an
 estimated fair market value of $0.05 per
 share)......................................
Issuance of common stock for cash in
 September 1989 at $0.0125 per share (with an
 estimated fair market value of $0.05 per
 share)......................................
Collection on notes receivable...............
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1989..................   2,000,000      1
Conversion of advances to common stock in
 October 1989 at $.50 per share..............
Issuance of common stock for cash in May 1990
 at $1.00 per share (net of stock issue costs
 totaling $1,033,280)........................
Issuance of common stock for cash in June
 1990 at $1.00 per share (net of stock issue
 costs totaling $97,500).....................
Exercise of stock options in July and August
 1990 at $0.50 per share.....................
Forgiveness of compensation obligation.......
Collection on notes receivable...............
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1990..................   2,000,000      1
Exercise of stock options in November 1990 at
 $0.50 per share.............................

                                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                               -----------                ------------------------
                                                SERIES D             CLASS A                     CLASS B
                                               -----------   ------------------------   -------------------------
                                                 AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes receivable
and cash in September 1988 at $0.0125 per
share........................................                                            4,235,000   $     52,937
Issuance of preferred stock in October 1988
 for license and other rights................
Issuance of common stock for cash in October
 1988 at $0.05 per share.....................                                               80,000          4,000
Issuance of common stock for cash in January
 1989 at $0.05 per share.....................                                               80,000          4,000
Issuance of stock options effective in August
 1989 to purchase 600,000 shares of Class B
 Common Stock at $0.0125 per share (with an
 estimated fair market value of $0.05 per
 share)......................................                                                              22,500
Issuance of common stock for cash in
 September 1989 at $0.0125 per share (with an
 estimated fair market value of $0.05 per
 share)......................................                                              400,000         20,000
Collection on notes receivable...............
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1989..................                                            4,795,000        103,437
Conversion of advances to common stock in
 October 1989 at $.50 per share..............                                              250,000        125,000
Issuance of common stock for cash in May 1990
 at $1.00 per share (net of stock issue costs
 totaling $1,033,280)........................                 5,000,000   $ 3,966,820
Issuance of common stock for cash in June
 1990 at $1.00 per share (net of stock issue
 costs totaling $97,500).....................                   750,000       652,500
Exercise of stock options in July and August
 1990 at $0.50 per share.....................                                               21,500         10,750
Forgiveness of compensation obligation.......                                                              66,923
Collection on notes receivable...............
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1990..................                 5,750,000     4,619,320    5,066,500        306,110
Exercise of stock options in November 1990 at
 $0.50 per share.............................                                                2,000          1,000

                                                 DEFICIT
                                               ACCUMULATED       NOTES
                                                DURING THE     RECEIVABLE
                                               DEVELOPMENT        FROM
                                                  STAGE       SHAREHOLDERS      TOTAL
                                               ------------   ------------   ------------
BALANCE, AUGUST 31, 1988 (INCEPTION)
Issuance of common stock for notes receivable
and cash in September 1988 at $0.0125 per
share........................................                 $   (14,525)   $     38,412
Issuance of preferred stock in October 1988
 for license and other rights................                                           1
Issuance of common stock for cash in October
 1988 at $0.05 per share.....................                                       4,000
Issuance of common stock for cash in January
 1989 at $0.05 per share.....................                                       4,000
Issuance of stock options effective in August
 1989 to purchase 600,000 shares of Class B
 Common Stock at $0.0125 per share (with an
 estimated fair market value of $0.05 per
 share)......................................                                      22,500
Issuance of common stock for cash in
 September 1989 at $0.0125 per share (with an
 estimated fair market value of $0.05 per
 share)......................................                                      20,000
Collection on notes receivable...............                       1,635           1,635
Net loss.....................................  $   (409,718)                     (409,718)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1989..................      (409,718)      (12,890)       (319,170)
Conversion of advances to common stock in
 October 1989 at $.50 per share..............                                     125,000
Issuance of common stock for cash in May 1990
 at $1.00 per share (net of stock issue costs
 totaling $1,033,280)........................                                   3,966,820
Issuance of common stock for cash in June
 1990 at $1.00 per share (net of stock issue
 costs totaling $97,500).....................                                     652,500
Exercise of stock options in July and August
 1990 at $0.50 per share.....................                                      10,750
Forgiveness of compensation obligation.......                                      66,923
Collection on notes receivable...............                      12,890          12,890
Net loss.....................................    (2,319,231)                   (2,319,231)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1990..................    (2,728,949)           --       2,196,482
Exercise of stock options in November 1990 at
 $0.50 per share.............................                                       1,000

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                               CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------
                                                    SERIES A                 SERIES B            SERIES D
                                               -------------------   ------------------------   ----------
                                                 SHARES     AMOUNT     SHARES       AMOUNT        SHARES
                                               ----------   ------   ----------   -----------   ----------
Issuance of preferred stock in July 1991 for
 cash (net of stock issue costs totaling
 $130,339)...................................                           960,003   $   769,670
Conversion of common stock...................
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1991..................   2,000,000    $ 1        960,003       769,670
Issuance of preferred stock in February 1992
 for cash (net of stock issue costs totaling
 $428,605)...................................                         4,266,680     3,571,395
Exercise of stock options in March 1992 at
 $0.50 per share.............................
Exercise of Class A Warrants in May 1992 at
 $1.50 per share for cash (net of stock issue
 costs totaling $317,930)....................
Conversion of common stock...................
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1992..................   2,000,000      1      5,226,683     4,341,065
Exercise of Unit Purchase Options between
 October 1992 and September 1993 for cash....
Exercise of Class A Warrants between October
 1992 and September 1993 at $0.9450 per share
 for cash....................................
Exercise of Class B Warrants between October
 1992 and September 1993 at $2.25 per share
 for cash (net of stock issue costs totaling
 $8,720).....................................
Exercise of Class C Warrants between October
 1992 and September 1993 at $1.00 per share
 for cash (net of stock issue costs totaling
 $4,122).....................................
Exercise of Class D Warrants between October
 1992 and September 1993 at $1.50 per share
 for cash (net of stock issue costs totaling
 $42,125)....................................
Exercise of Class E Warrants between October
 1992 and September 1993 at $0.20 per share
 for cash....................................
Exercise of Class F Warrants between October
 1992 and September 1993 at $100,000 per
 warrant for cash............................                           320,000       300,000
Exercise of Preferred Stock Units between
 October 1992 and September 1993 for cash....                            96,000        90,000

                                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                               -----------                ------------------------
                                                SERIES D             CLASS A                     CLASS B
                                               -----------   ------------------------   -------------------------
                                                 AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                               -----------   ----------   -----------   ----------   ------------
Issuance of preferred stock in July 1991 for
 cash (net of stock issue costs totaling
 $130,339)...................................
Conversion of common stock...................                   115,000   $     5,750     (115,000)  $     (5,750)
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1991..................                 5,865,000     4,625,070    4,953,500        301,360
Issuance of preferred stock in February 1992
 for cash (net of stock issue costs totaling
 $428,605)...................................
Exercise of stock options in March 1992 at
 $0.50 per share.............................                                              119,000         59,500
Exercise of Class A Warrants in May 1992 at
 $1.50 per share for cash (net of stock issue
 costs totaling $317,930)....................                 5,650,200     8,157,370
Conversion of common stock...................                   395,000         6,250     (395,000)        (6,250)
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1992..................                11,910,200    12,788,690    4,677,500        354,610
Exercise of Unit Purchase Options between
 October 1992 and September 1993 for cash....                   793,645       600,010
Exercise of Class A Warrants between October
 1992 and September 1993 at $0.9450 per share
 for cash....................................                   793,645       749,995
Exercise of Class B Warrants between October
 1992 and September 1993 at $2.25 per share
 for cash (net of stock issue costs totaling
 $8,720).....................................                    96,897       209,298
Exercise of Class C Warrants between October
 1992 and September 1993 at $1.00 per share
 for cash (net of stock issue costs totaling
 $4,122).....................................                   103,050        98,928
Exercise of Class D Warrants between October
 1992 and September 1993 at $1.50 per share
 for cash (net of stock issue costs totaling
 $42,125)....................................                   836,335     1,212,376
Exercise of Class E Warrants between October
 1992 and September 1993 at $0.20 per share
 for cash....................................                   315,000        63,000
Exercise of Class F Warrants between October
 1992 and September 1993 at $100,000 per
 warrant for cash............................
Exercise of Preferred Stock Units between
 October 1992 and September 1993 for cash....

                                                 DEFICIT
                                               ACCUMULATED       NOTES
                                                DURING THE     RECEIVABLE
                                               DEVELOPMENT        FROM
                                                  STAGE       SHAREHOLDERS      TOTAL
                                               ------------   ------------   ------------
Issuance of preferred stock in July 1991 for
 cash (net of stock issue costs totaling
 $130,339)...................................                                $    769,670
Conversion of common stock...................
Net loss.....................................  $ (1,949,588)                   (1,949,588)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1991..................    (4,678,537)                    1,017,564
Issuance of preferred stock in February 1992
 for cash (net of stock issue costs totaling
 $428,605)...................................                                   3,571,395
Exercise of stock options in March 1992 at
 $0.50 per share.............................                                      59,500
Exercise of Class A Warrants in May 1992 at
 $1.50 per share for cash (net of stock issue
 costs totaling $317,930)....................                                   8,157,370
Conversion of common stock...................
Net loss.....................................    (2,361,855)                   (2,361,855)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1992..................    (7,040,392)           --      10,443,974
Exercise of Unit Purchase Options between
 October 1992 and September 1993 for cash....                                     600,010
Exercise of Class A Warrants between October
 1992 and September 1993 at $0.9450 per share
 for cash....................................                                     749,995
Exercise of Class B Warrants between October
 1992 and September 1993 at $2.25 per share
 for cash (net of stock issue costs totaling
 $8,720).....................................                                     209,298
Exercise of Class C Warrants between October
 1992 and September 1993 at $1.00 per share
 for cash (net of stock issue costs totaling
 $4,122).....................................                                      98,928
Exercise of Class D Warrants between October
 1992 and September 1993 at $1.50 per share
 for cash (net of stock issue costs totaling
 $42,125)....................................                                   1,212,376
Exercise of Class E Warrants between October
 1992 and September 1993 at $0.20 per share
 for cash....................................                                      63,000
Exercise of Class F Warrants between October
 1992 and September 1993 at $100,000 per
 warrant for cash............................                                     300,000
Exercise of Preferred Stock Units between
 October 1992 and September 1993 for cash....                                      90,000

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                               CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------
                                                    SERIES A                 SERIES B            SERIES D
                                               -------------------   ------------------------   ----------
                                                 SHARES     AMOUNT     SHARES       AMOUNT        SHARES
                                               ----------   ------   ----------   -----------   ----------
Exercise of stock options in August 1993 and
 September 1993 at exercise prices ranging
 from $0.81 to $1.53 per share...............
Compensation expense related to stock options
granted at an exercise price below fair
market value.................................
Cancellation of Series A Preferred and Class
 B Common Stock in July 1993.................  (1,500,000)
Issuance of Class A Common Stock in July 1993
 in connection with amendment to a license
 agreement...................................
Conversion of preferred and common stock.....    (100,000)           (5,642,653)  $(4,731,065)
Cancellation of partial shares...............                               (30)
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1993..................     400,000    $ 1             --            --
Exercise of non-redeemable Class B Warrants
 in April 1994 at $1.4175 per share for
 cash........................................
Exercise of redeemable Class B Warrants
 between October 1993 and June 1994 at $2.25
 per share for cash (net of stock issue costs
 totaling $541,340)..........................
Exercise of Class C Warrants between October
 1993 and September 1994 at $1.00 per share
 for cash (net of commissions totaling
 $4,414).....................................
Exercise of Class D Warrants between October
 1993 and September 1994 at $1.50 per share
 for cash (net of commissions totaling
 $2,875).....................................
Exercise of Class F Warrants between October
 1993 and November 1993 at $100,000 per
 warrant for cash............................                           106,666       100,000
Exercise of stock options between October
 1993 and September 1994 at exercise prices
 ranging from $0.50 to $2.4375 per share.....
Compensation expense related to stock options
 granted at an exercise price below fair
 market value................................
Issuance of Class A Common Stock in
 connection with Stock Purchase Agreement in
 September 1994 (net of issue costs of
 $192,215)...................................

                                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                               -----------                ------------------------
                                                SERIES D             CLASS A                     CLASS B
                                               -----------   ------------------------   -------------------------
                                                 AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                               -----------   ----------   -----------   ----------   ------------
Exercise of stock options in August 1993 and
 September 1993 at exercise prices ranging
 from $0.81 to $1.53 per share...............                    27,480   $    37,480
Compensation expense related to stock options
granted at an exercise price below fair
market value.................................                                 163,333
Cancellation of Series A Preferred and Class
 B Common Stock in July 1993.................                                  28,003   (2,240,250)  $    (28,003)
Issuance of Class A Common Stock in July 1993
 in connection with amendment to a license
 agreement...................................                 1,500,000     2,670,000
Conversion of preferred and common stock.....                 6,040,653     4,790,121     (298,000)       (59,056)
Cancellation of partial shares...............
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1993..................                22,416,905    23,411,234    2,139,250        267,551
Exercise of non-redeemable Class B Warrants
 in April 1994 at $1.4175 per share for
 cash........................................                    17,202        24,384
Exercise of redeemable Class B Warrants
 between October 1993 and June 1994 at $2.25
 per share for cash (net of stock issue costs
 totaling $541,340)..........................                 4,312,060     9,160,795
Exercise of Class C Warrants between October
 1993 and September 1994 at $1.00 per share
 for cash (net of commissions totaling
 $4,414).....................................                   106,340       101,926
Exercise of Class D Warrants between October
 1993 and September 1994 at $1.50 per share
 for cash (net of commissions totaling
 $2,875).....................................                    78,335       114,627
Exercise of Class F Warrants between October
 1993 and November 1993 at $100,000 per
 warrant for cash............................
Exercise of stock options between October
 1993 and September 1994 at exercise prices
 ranging from $0.50 to $2.4375 per share.....                   113,267       156,048
Compensation expense related to stock options
 granted at an exercise price below fair
 market value................................                                 245,000
Issuance of Class A Common Stock in
 connection with Stock Purchase Agreement in
 September 1994 (net of issue costs of
 $192,215)...................................                   522,449     1,807,785

                                                 DEFICIT
                                               ACCUMULATED       NOTES
                                                DURING THE     RECEIVABLE
                                               DEVELOPMENT        FROM
                                                  STAGE       SHAREHOLDERS      TOTAL
                                               ------------   ------------   ------------
Exercise of stock options in August 1993 and
 September 1993 at exercise prices ranging
 from $0.81 to $1.53 per share...............                                $     37,480
Compensation expense related to stock options
granted at an exercise price below fair
market value.................................                                     163,333
Cancellation of Series A Preferred and Class
 B Common Stock in July 1993.................
Issuance of Class A Common Stock in July 1993
 in connection with amendment to a license
 agreement...................................                                   2,670,000
Conversion of preferred and common stock.....
Cancellation of partial shares...............
Net loss.....................................  $ (6,139,223)                   (6,139,223)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1993..................   (13,179,615)           --      10,499,171
Exercise of non-redeemable Class B Warrants
 in April 1994 at $1.4175 per share for
 cash........................................                                      24,384
Exercise of redeemable Class B Warrants
 between October 1993 and June 1994 at $2.25
 per share for cash (net of stock issue costs
 totaling $541,340)..........................                                   9,160,795
Exercise of Class C Warrants between October
 1993 and September 1994 at $1.00 per share
 for cash (net of commissions totaling
 $4,414).....................................                                     101,926
Exercise of Class D Warrants between October
 1993 and September 1994 at $1.50 per share
 for cash (net of commissions totaling
 $2,875).....................................                                     114,627
Exercise of Class F Warrants between October
 1993 and November 1993 at $100,000 per
 warrant for cash............................                                     100,000
Exercise of stock options between October
 1993 and September 1994 at exercise prices
 ranging from $0.50 to $2.4375 per share.....                                     156,048
Compensation expense related to stock options
 granted at an exercise price below fair
 market value................................                                     245,000
Issuance of Class A Common Stock in
 connection with Stock Purchase Agreement in
 September 1994 (net of issue costs of
 $192,215)...................................                                   1,807,785

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                               CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------
                                                    SERIES A                 SERIES B            SERIES D
                                               -------------------   ------------------------   ----------
                                                 SHARES     AMOUNT     SHARES       AMOUNT        SHARES
                                               ----------   ------   ----------   -----------   ----------
Conversion of preferred and common stock.....    (400,000)   $(1)      (106,666)  $  (100,000)
Cancellation of Class A Common Stock and
Class B Common Stock between January 1994 and
May 1994.....................................
Cancellation of partial shares...............
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1994..................          --     --             --            --
Exercise of non-redeemable Class B Warrants
 in January and February, 1995 at $1.4175 per
 share for cash..............................
Exercise of Class C Warrants between October,
 1994 and June, 1995 at $1.00 per share for
 cash (net of commissions totaling
 $26,743)....................................
Exercise of Class D Warrants between April,
 1995 and September, 1995 at $1.50 per share
 for cash....................................
Exercise of Class E Warrants in April and
 August, 1995 at $0.20 per share for cash....
Exercise of stock options between October,
 1994 and September, 1995 at exercise prices
 ranging from $0.50 per share to $3.56 per
 share.......................................
Compensation expense related to stock options
 granted at an exercise price below fair
 market value................................
Conversion of Common Stock...................
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1995..................          --     --             --            --
Exercise of Class D Warrants between October,
 1995 and September, 1996 at $1.50 per share
 for cash....................................
Exercise of Class E Warrants in March, 1996
 at $0.20 per share for cash.................
Issuance of Class A Common Stock in
 connection with Stock Purchase Agreement in
 November, 1995 (net of issue costs of
 $83,495)....................................

                                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                               -----------                ------------------------
                                                SERIES D             CLASS A                     CLASS B
                                               -----------   ------------------------   -------------------------
                                                 AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                               -----------   ----------   -----------   ----------   ------------
Conversion of preferred and common stock.....                   653,416   $   113,911     (146,750)  $    (13,910)
Cancellation of Class A Common Stock and
Class B Common Stock between January 1994 and
May 1994.....................................                   (70,000)       20,794   (1,546,500)       (20,794)
Cancellation of partial shares...............                        (3)
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1994..................                28,149,971    35,156,504      446,000        232,847
Exercise of non-redeemable Class B Warrants
 in January and February, 1995 at $1.4175 per
 share for cash..............................                    97,202       137,783
Exercise of Class C Warrants between October,
 1994 and June, 1995 at $1.00 per share for
 cash (net of commissions totaling
 $26,743)....................................                   415,600       388,857
Exercise of Class D Warrants between April,
 1995 and September, 1995 at $1.50 per share
 for cash....................................                   153,335       230,003
Exercise of Class E Warrants in April and
 August, 1995 at $0.20 per share for cash....                    85,000        17,000
Exercise of stock options between October,
 1994 and September, 1995 at exercise prices
 ranging from $0.50 per share to $3.56 per
 share.......................................                   842,956     1,121,771
Compensation expense related to stock options
 granted at an exercise price below fair
 market value................................                                 129,792
Conversion of Common Stock...................                   103,000        53,774     (103,000)       (53,774)
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1995..................                29,847,064    37,235,484      343,000        179,073
Exercise of Class D Warrants between October,
 1995 and September, 1996 at $1.50 per share
 for cash....................................                    78,334       117,500
Exercise of Class E Warrants in March, 1996
 at $0.20 per share for cash.................                    25,000         5,000
Issuance of Class A Common Stock in
 connection with Stock Purchase Agreement in
 November, 1995 (net of issue costs of
 $83,495)....................................                   481,651     1,416,505

                                                 DEFICIT
                                               ACCUMULATED       NOTES
                                                DURING THE     RECEIVABLE
                                               DEVELOPMENT        FROM
                                                  STAGE       SHAREHOLDERS      TOTAL
                                               ------------   ------------   ------------
Conversion of preferred and common stock.....
Cancellation of Class A Common Stock and
Class B Common Stock between January 1994 and
May 1994.....................................
Cancellation of partial shares...............
Net loss.....................................  $ (4,813,341)                 $ (4,813,341)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1994..................   (17,992,956)           --      17,396,395
Exercise of non-redeemable Class B Warrants
 in January and February, 1995 at $1.4175 per
 share for cash..............................                                     137,783
Exercise of Class C Warrants between October,
 1994 and June, 1995 at $1.00 per share for
 cash (net of commissions totaling
 $26,743)....................................                                     388,857
Exercise of Class D Warrants between April,
 1995 and September, 1995 at $1.50 per share
 for cash....................................                                     230,003
Exercise of Class E Warrants in April and
 August, 1995 at $0.20 per share for cash....                                      17,000
Exercise of stock options between October,
 1994 and September, 1995 at exercise prices
 ranging from $0.50 per share to $3.56 per
 share.......................................                                   1,121,771
Compensation expense related to stock options
 granted at an exercise price below fair
 market value................................                                     129,792
Conversion of Common Stock...................
Net loss.....................................   (10,173,001)                  (10,173,001)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1995..................   (28,165,957)           --       9,248,600
Exercise of Class D Warrants between October,
 1995 and September, 1996 at $1.50 per share
 for cash....................................                                     117,500
Exercise of Class E Warrants in March, 1996
 at $0.20 per share for cash.................                                       5,000
Issuance of Class A Common Stock in
 connection with Stock Purchase Agreement in
 November, 1995 (net of issue costs of
 $83,495)....................................                                   1,416,505

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                               CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------
                                                    SERIES A                 SERIES B            SERIES D
                                               -------------------   ------------------------   ----------
                                                 SHARES     AMOUNT     SHARES       AMOUNT        SHARES
                                               ----------   ------   ----------   -----------   ----------
Conversion of Convertible Notes to Class A
Common Stock between February and September,
1996 (including interest and discount applied
of $2,263,276 and net of issue costs of
$402,268)....................................
Exercise of stock options between October,
 1995 and September, 1996 at exercise prices
 ranging from $0.50 per share to $3.56 per
 share.......................................
Conversion of common stock...................
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1996..................          --     --             --            --
Exercise of Class D Warrants between January
 and September, 1997 at $1.50 per share for
 cash........................................
Exercise of Class E Warrants in October, 1996
 at $0.20 per share for cash.................
Conversion of Convertible Notes to Class A
 Common Stock between October, 1996 and
 January, 1997 (including interest and
 discount applied of $684,383 and net of
 issue costs of $79,922).....................
Exercise of stock options between October,
 1996 and September, 1997 at exercise prices
 ranging from $0.9375 per share to $1.0625
 per share...................................
Compensation expense related to valuation of
 stock options granted to non-employees for
 services rendered...........................
Discount on Convertible Notes issued in
 February, 1997..............................
Conversion of Convertible Note to Class A
 Common Stock between June, 1997 and
 September, 1997 (including interest of
 $86,345 and net of issue costs of
 $156,593)...................................
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1997..................          --     --             --            --
Exercise of stock options between October,
 1997 and September, 1998 at exercise prices
 ranging from $0.9375 per share to $1.4688
 per share...................................

                                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                               -----------                ------------------------
                                                SERIES D             CLASS A                     CLASS B
                                               -----------   ------------------------   -------------------------
                                                 AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                               -----------   ----------   -----------   ----------   ------------
Conversion of Convertible Notes to Class A
Common Stock between February and September,
1996 (including interest and discount applied
of $2,263,276 and net of issue costs of
$402,268)....................................                 3,419,166   $10,147,676
Exercise of stock options between October,
 1995 and September, 1996 at exercise prices
 ranging from $0.50 per share to $3.56 per
 share.......................................                   142,807       263,079
Conversion of common stock...................                    60,000        31,325      (60,000)  $    (31,325)
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1996..................                34,054,022    49,216,569      283,000        147,748
Exercise of Class D Warrants between January
 and September, 1997 at $1.50 per share for
 cash........................................                   321,085       481,628
Exercise of Class E Warrants in October, 1996
 at $0.20 per share for cash.................                    75,000        15,000
Conversion of Convertible Notes to Class A
 Common Stock between October, 1996 and
 January, 1997 (including interest and
 discount applied of $684,383 and net of
 issue costs of $79,922).....................                 2,093,852     3,144,577
Exercise of stock options between October,
 1996 and September, 1997 at exercise prices
 ranging from $0.9375 per share to $1.0625
 per share...................................                    33,800        34,564
Compensation expense related to valuation of
 stock options granted to non-employees for
 services rendered...........................                                  86,167
Discount on Convertible Notes issued in
 February, 1997..............................                               1,058,823
Conversion of Convertible Note to Class A
 Common Stock between June, 1997 and
 September, 1997 (including interest of
 $86,345 and net of issue costs of
 $156,593)...................................                 2,011,640     3,514,290
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1997..................                38,589,399    57,551,618      283,000        147,748
Exercise of stock options between October,
 1997 and September, 1998 at exercise prices
 ranging from $0.9375 per share to $1.4688
 per share...................................                    13,167        13,714

                                                 DEFICIT
                                               ACCUMULATED       NOTES
                                                DURING THE     RECEIVABLE
                                               DEVELOPMENT        FROM
                                                  STAGE       SHAREHOLDERS      TOTAL
                                               ------------   ------------   ------------
Conversion of Convertible Notes to Class A
Common Stock between February and September,
1996 (including interest and discount applied
of $2,263,276 and net of issue costs of
$402,268)....................................                                $ 10,147,676
Exercise of stock options between October,
 1995 and September, 1996 at exercise prices
 ranging from $0.50 per share to $3.56 per
 share.......................................                                     263,079
Conversion of common stock...................
Net loss.....................................  $ (6,130,241)                   (6,130,241)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1996..................   (34,296,198)           --      15,068,119
Exercise of Class D Warrants between January
 and September, 1997 at $1.50 per share for
 cash........................................                                     481,628
Exercise of Class E Warrants in October, 1996
 at $0.20 per share for cash.................                                      15,000
Conversion of Convertible Notes to Class A
 Common Stock between October, 1996 and
 January, 1997 (including interest and
 discount applied of $684,383 and net of
 issue costs of $79,922).....................                                   3,144,577
Exercise of stock options between October,
 1996 and September, 1997 at exercise prices
 ranging from $0.9375 per share to $1.0625
 per share...................................                                      34,564
Compensation expense related to valuation of
 stock options granted to non-employees for
 services rendered...........................                                      86,167
Discount on Convertible Notes issued in
 February, 1997..............................                                   1,058,823
Conversion of Convertible Note to Class A
 Common Stock between June, 1997 and
 September, 1997 (including interest of
 $86,345 and net of issue costs of
 $156,593)...................................                                   3,514,290
Net loss.....................................   (11,109,242)                  (11,109,242)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1997..................   (45,405,440)           --      12,293,926
Exercise of stock options between October,
 1997 and September, 1998 at exercise prices
 ranging from $0.9375 per share to $1.4688
 per share...................................                                      13,714

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                               CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------
                                                    SERIES A                 SERIES B            SERIES D
                                               -------------------   ------------------------   ----------
                                                 SHARES     AMOUNT     SHARES       AMOUNT        SHARES
                                               ----------   ------   ----------   -----------   ----------
Exercise of Class D Warrants in November,
 1997 at $1.50 per share for cash............
Conversion of Convertible Note to Class A
Common Stock between December, 1997 to
February, 1998 (including interest of $35,223
and net of issue costs of $200,119)..........
Net compensation expense related to valuation
 of stock options and warrants granted to
 non-employees for services rendered.........
Conversion of common stock...................
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1998..................          --     --             --            --
Conversion of Convertible Note to Class A
 Common Stock in October 1998 (including
 interest of $17,620 and net of issue costs
 of $37,577).................................
Exercise of stock options between October
 1998 and September 30, 1999 at exercise
 prices ranging from $0.0125 per share to
 $1.625 per share for cash...................
Issuance of Series D Redeemable Convertible
 Preferred Stock in March 1999 for cash (net
 of issue costs of $233,922).................                                                          200
Preferred stock dividends accrued between
 June 1999 and September 1999................
Conversion of Series D Redeemable Convertible
 Preferred Stock into Class A Common Stock
 between June 1999 and September 1999
 (including dividends of $29,146)............                                                         (200)
Net compensation expense related to valuation
 of stock options and warrants granted to
 non-employees for services rendered.........
Net loss.....................................
                                               ----------    ---     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1999..................          --    $--             --   $        --           --
                                               ==========    ===     ==========   ===========   ==========

                                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                               -----------                ------------------------
                                                SERIES D             CLASS A                     CLASS B
                                               -----------   ------------------------   -------------------------
                                                 AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                               -----------   ----------   -----------   ----------   ------------
Exercise of Class D Warrants in November,
 1997 at $1.50 per share for cash............                    19,400   $    29,100
Conversion of Convertible Note to Class A
Common Stock between December, 1997 to
February, 1998 (including interest of $35,223
and net of issue costs of $200,119)..........                   958,051     1,250,563
Net compensation expense related to valuation
 of stock options and warrants granted to
 non-employees for services rendered.........                                 212,560
Conversion of common stock...................                   234,000       122,166     (234,000)  $   (122,166)
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1998..................                39,814,017    59,179,721       49,000         25,582
Conversion of Convertible Note to Class A
 Common Stock in October 1998 (including
 interest of $17,620 and net of issue costs
 of $37,577).................................                 1,091,213       980,049
Exercise of stock options between October
 1998 and September 30, 1999 at exercise
 prices ranging from $0.0125 per share to
 $1.625 per share for cash...................                    36,062        47,518      391,000         12,688
Issuance of Series D Redeemable Convertible
 Preferred Stock in March 1999 for cash (net
 of issue costs of $233,922).................  $ 1,766,078
Preferred stock dividends accrued between
 June 1999 and September 1999................       29,146                    (29,146)
Conversion of Series D Redeemable Convertible
 Preferred Stock into Class A Common Stock
 between June 1999 and September 1999
 (including dividends of $29,146)............   (1,795,224)   4,075,771     1,795,224
Net compensation expense related to valuation
 of stock options and warrants granted to
 non-employees for services rendered.........                                 222,584
Net loss.....................................
                                               -----------   ----------   -----------   ----------   ------------
BALANCE, SEPTEMBER 30, 1999..................  $        --   45,017,063   $62,195,950      440,000   $     38,270
                                               ===========   ==========   ===========   ==========   ============

                                                 DEFICIT
                                               ACCUMULATED       NOTES
                                                DURING THE     RECEIVABLE
                                               DEVELOPMENT        FROM
                                                  STAGE       SHAREHOLDERS      TOTAL
                                               ------------   ------------   ------------
Exercise of Class D Warrants in November,
 1997 at $1.50 per share for cash............                                $     29,100
Conversion of Convertible Note to Class A
Common Stock between December, 1997 to
February, 1998 (including interest of $35,223
and net of issue costs of $200,119)..........                                   1,250,563
Net compensation expense related to valuation
 of stock options and warrants granted to
 non-employees for services rendered.........                                     212,560
Conversion of common stock...................
Net loss.....................................  $ (8,210,548)                   (8,210,548)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1998..................   (53,615,988)           --       5,589,315
Conversion of Convertible Note to Class A
 Common Stock in October 1998 (including
 interest of $17,620 and net of issue costs
 of $37,577).................................                                     980,049
Exercise of stock options between October
 1998 and September 30, 1999 at exercise
 prices ranging from $0.0125 per share to
 $1.625 per share for cash...................                                      60,206
Issuance of Series D Redeemable Convertible
 Preferred Stock in March 1999 for cash (net
 of issue costs of $233,922).................                                   1,766,078
Preferred stock dividends accrued between
 June 1999 and September 1999................
Conversion of Series D Redeemable Convertible
 Preferred Stock into Class A Common Stock
 between June 1999 and September 1999
 (including dividends of $29,146)............
Net compensation expense related to valuation
 of stock options and warrants granted to
 non-employees for services rendered.........                                     222,584
Net loss.....................................    (8,554,036)                   (8,554,036)
                                               ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 1999..................  $(62,170,024)  $        --    $     64,196
                                               ============   ===========    ============

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999 AND FOR THE PERIOD FROM
               AUGUST 31, 1988 (INCEPTION) TO SEPTEMBER 30, 1999

                                                                                                            AUGUST 31, 1988
                                                                      YEARS ENDED SEPTEMBER 30,             (INCEPTION) TO
                                                              ------------------------------------------     SEPTEMBER 30
                                                                  1997           1998           1999             1999
                                                              ------------    -----------    -----------    ---------------
OPERATING ACTIVITIES:
Net loss....................................................  $(11,109,242)   $(8,210,548)   $(8,554,036)    $(62,170,024)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization.............................       136,820        210,946        139,469        1,084,118
  Non-cash interest expense.................................     1,470,434         35,223         17,620        4,294,307
  Technology license fee....................................                                                    3,545,713
  Compensation paid with common stock and stock options.....        86,167        (11,190)       222,584          873,186
  Compensation forgiven by stockholder......................                                                       66,923
  Imputed interest on technology license fee................                                                       82,613
Changes in assets and liabilities:
  Accounts receivable.......................................       228,875         15,765         17,264          (76,499)
  Inventory.................................................                                    (111,901)        (111,901)
  Prepaid and other.........................................       823,923        (44,809)      (204,444)        (517,039)
  Organizational costs......................................                                                      (20,242)
  Deferred costs............................................                                    (100,000)        (100,000)
  Deferred revenue..........................................      (500,000)
  Accounts payable..........................................      (759,139)       155,111        644,597        1,173,068
  Accrued expenses and other liabilities....................       200,526        (93,661)        79,289          404,883
  Accrued compensation and payroll taxes....................        19,048        (15,073)       (87,352)         123,068
                                                              ------------    -----------    -----------     ------------
  Net cash used for operating activities....................    (9,402,588)    (7,958,236)    (7,936,910)     (51,347,826)
INVESTING ACTIVITIES:
  Patent costs..............................................       (54,445)       151,018       (194,363)        (719,214)
  Capital expenditures......................................       (50,059)      (156,089)       (80,678)        (829,466)
  Short-term investments....................................     7,026,502
                                                              ------------    -----------    -----------     ------------
    Net cash provided by (used for) investing activities....     6,921,998         (5,071)      (275,041)      (1,548,680)
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock......       531,192         42,814      2,060,206       41,312,483
  Proceeds from issuance of convertible notes payable.......     6,000,000                                     19,500,000
  Debt issue costs..........................................      (296,059)                                    (1,067,410)
  Repayment of convertible notes payable....................    (2,673,217)                                    (2,673,217)
  Stock issue costs.........................................                                    (233,922)      (3,147,625)
  Advances for purchase of common stock.....................                                                      125,000
  Collection of notes receivable for common stock...........                                                       14,525
  Proceeds from shareholder loans...........................                                                      322,788
  Repayment of shareholder loans............................                                                     (322,788)
  Proceeds from issuance of subordinated notes
    payable -- net of issue costs...........................                                                      538,750
  Repayment of subordinated notes payable...................                                                     (625,000)
  Payment on technology license fee.........................                                                     (958,326)
                                                              ------------    -----------    -----------     ------------
    Net cash provided by financing activities...............     3,561,916         42,814      1,826,284       53,019,180
                                                              ------------    -----------    -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,081,326     (7,920,493)    (6,385,667)         122,674
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    13,347,508     14,428,834      6,508,341
                                                              ------------    -----------    -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,428,834    $ 6,508,341    $   122,674     $    122,674
                                                              ============    ===========    ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid.............................................  $    784,224    $   113,729    $     7,755     $  1,115,247
                                                              ============    ===========    ===========     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
  Conversions into common stock from preferred stock........                                   2,029,146
  Conversions into common stock from convertible notes......     6,124,656      1,434,678      1,009,570
                                                              ============    ===========    ===========

                       See notes to financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- AVANIR Pharmaceuticals ("we" or the "Company") was incorporated in the state of California on August 31, 1988. AVANIR Pharmaceuticals is organized to engage in research, development, and commercialization of innovative pharmaceutical products. From inception to November 20, 1998, we operated under the name LIDAK Pharmaceuticals. On November 20, 1998, our shareholders approved a change in the name of the Company to AVANIR Pharmaceuticals.

     Basis of Accounting -- We have not yet completed product development, obtained required regulatory approvals or verified the market acceptance and demand for our products. We have completed clinical trials on our lead product, docosanol 10% cream under an Investigational New Drug ("IND") application filed with the United States Food & Drug Administration ("FDA"). We have filed an amended New Drug Application ("NDA") with the FDA, and are awaiting the FDA's decision on approval. We also are currently performing research in connection with other technologies. Accordingly, our activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards ("SFAS") No. 7. Among other disclosures, SFAS No. 7 requires that our financial statements be identified as those of a "development stage enterprise" and that the statements of operations, shareholders' equity (deficit) and cash flows disclose activities since the date of the Company's inception.

     Going Concern -- We have prepared the accompanying financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception and have not yet received approval of our NDA for docosanol from the FDA. As a result, we have neither generated any revenues from our products nor obtained adequate financing to support future operations. We are in the process of seeking financial arrangements to secure sufficient funds to support our research and development activities in the coming year. We also are working towards completion of a license agreement with SmithKline Beecham, which would give them the rights to manufacture and sell docosanol 10% cream. See Note 13. The uncertainty of our ability to complete either of these plans raises substantial doubt about our ability to continue as a going concern.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements --

          In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and became effective for us for the year ended September 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on investments classified as available for sale securities. We adopted this standard as of September 30, 1999. As we do not have any comprehensive income, our total comprehensive loss is the same as total net loss as of September 30, 1999 and September 30, 1998.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We adopted this new standard as of September 30, 1999. As we only have one operating segment, this standard does not affect current reporting or disclosures.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133." The statement defers the effective date of SFAS No. 133 and will become effective for us for the year ending September 30, 2001. We are currently in the process of reviewing the impact of this standard on our current reporting and disclosures.

     Cash Equivalents and Short-Term Investments -- Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less, or other investments which provide for liquidity within three months. Short-term investments represent certificates of deposit, U.S. government securities, commercial paper, and other money market instruments with maturities of approximately one year or less. Cash equivalents and short-term investments are carried at cost, which approximates fair value. On October 1, 1995, we adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, our investments are classified as "held-to-maturity." As of September 30, 1999, we had no investments.

     Concentration of Credit Risk -- We invest our excess cash in certificates of deposit, U.S. government securities, commercial paper, and other money market instruments and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. We periodically review and modify these guidelines to take advantage of trends in yields and interest rates. We have not experienced any significant losses on our cash equivalents or short-term investments.

     Inventory -- In November 1998, we purchased the active ingredient in docosanol cream at a cost of $223,800. We estimated that 50% of the raw materials purchased are current assets as we intend to manufacture and sell this portion of raw materials within the next year. The remaining 50% of the raw materials inventory is classified on our balance sheet as long-term inventory. We carry our inventories at the lower of cost (first-in, first-out) or market.

     Property -- Our property is primarily scientific equipment, and we record the property at cost. We depreciate property over the estimated useful lives of the property (generally five years) on the straight-line method. Depreciation expense for the years ended September 30, 1997, 1998 and 1999 and the period from August 31, 1988 (inception) to September 30, 1999 was $106,283, $122,221,
$111,992 and $607,164, respectively.

     Impairment of Long-Lived Assets -- We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Patent Costs -- We capitalize legal expenses incurred in connection with applications for patents. We amortize the costs of approved patent applications over the useful lives of the patents. For patent applications that we abandon, we charge any remaining accumulated costs to expense.

     Deferred Costs --

          At September 30, 1998 -- Deferred costs at September 30, 1998 represented deferred debt issue costs related to the issuance of the Convertible Note issued February 26, 1997 (the "1997 Note"). The deferred debt issue costs were amortized over the life of the notes. We recorded debt issuance costs in the

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     amount of $519,809 in connection with the 1997 Note. Included in the total debt issue costs in connection with the 1997 Note is a non-cash amount of $223,750, which represents the issuance of the Class H Stock Purchase Warrant in exchange for finder fee services. Through October 31, 1998, $125,521 of debt issue costs were amortized and $394,288 were reclassified to stock issue costs in connection with the conversion of the 1997 Note. The debt issue costs related to the 1997 Note have been fully amortized or reclassified to stock issue costs in connection with conversions of the 1997 Note. We have no further obligation under the 1997 Note.

          At September 30, 1999 -- Deferred costs at September 30, 1999 totaling $100,000 represent deferred costs related to an equity line investment agreement dated January 22, 1999. The amounts classified as deferred costs will be offset against the proceeds for stock sold under the equity line as appropriate. We intend to sell shares of Class A Common Stock according to the terms of the equity line agreement after we obtain listing of our shares on one of the national stock market exchanges (See Notes 2 and 5). Our policy is to record these costs as deferred assets when there is a reasonable likelihood of the equity line being fulfilled and to expense these costs immediately when the equity line will not be fulfilled. As we are still pursuing this equity line and as the agreement has not expired, we have recorded deferred costs at September 30, 1999.

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

     Net Loss Per Share -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"), which expands upon the current standard, Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

     In the accompanying statements of operations for the years ended September 30, 1997, 1998 and 1999, we have presented our net loss per share under SFAS No.
128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the our continuing net losses, implementing SFAS No. 128 has not had a material impact on net loss per share.

     Reconciliation of net loss attributable to common shareholders in accordance with Statement of Financial Accounting Standards No. 128 is as follows:

                                                     YEARS ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                 1997           1998           1999
                                             ------------    -----------    -----------
Net loss...................................  $(11,109,242)   $(8,210,548)   $(8,554,036)
Dividends on redeemable convertible
preferred stock............................                                     (29,146)
                                             ------------    -----------    -----------
Net loss attributable to common
  shareholders.............................  $(11,109,242)   $(8,210,548)   $(8,583,182)
                                             ============    ===========    ===========

     Accounting for Stock-Based Compensation -- We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employee stock option and purchase plans. We have opted under SFAS No. 123, "Accounting for Stock-Based Compensation," to disclose the impact of our stock-based compensation rather than recognize it in the financial statements. The pro forma

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

effects of applying SFAS No. 123 are not necessarily representative of the effects on reported net income or loss for future years. See Note 3.

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

 2. LISTING OF COMMON STOCK ON OTC BULLETIN BOARD

     On September 17, 1999, we were notified by the Nasdaq Listing Qualifications Panel that our Class A Common Stock was being delisted from the Nasdaq National Stock Market. On September 20, 1999, our Class A Common Stock began trading on the over-the-counter (OTC) bulletin board under the symbol AVNR.

 3. SHAREHOLDERS' EQUITY (DEFICIT)

     Preferred Stock

     Preferred Stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

     Series C Junior Participating Preferred -- On March 2, 1999, our board of directors approved a shareholder rights plan (the "Plan"). The Plan features a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of our Class A and Class B Common Stock, payable to shareholders of record on March 25, 1999. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock (a "Trigger Event").

     Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series C Junior Participating Preferred Stock of AVANIR at an exercise price of $10.00 per share. Our Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights will expire on March 25, 2009. The Rights distribution is not taxable to shareholders.

     If a Trigger Event occurs, each Right will entitle its owner, who is not an acquiring person, to purchase at the Right's then current exercise price, a number of shares of Class A Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the acquiring person would become void and not be exercisable to purchase shares at the bargain purchase price. An acquiring person is defined as a person who acquires 15% or more of the outstanding shares of common stock.

     On November 23, 1999, we amended the Rights Agreement dated March 5, 1999 between American Stock Transfer & Trust Company and us. The Rights Agreement was amended to exclude two financial institutions from being named as "acquiring parties," as defined in the Rights Agreement, subject to certain conditions. In a related transaction on November 24, 1999, we signed a financing arrangement with the two "excluded" financial institutions and received $1.5 million in bridge financing. See Note 13.

     Series D Redeemable Convertible Preferred Stock and Class J Stock Purchase Warrants -- On March 22, 1999, we entered into an agreement with certain accredited investors to obtain up to $5 million in financing through the issuance and sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock ("Series D Shares") and a corresponding number of Class J Stock Purchase Warrants ("Class J Warrants"). The agreement required that one Class J Warrant be issued with each Series D Share for an aggregate purchase price per unit of $10,000. Each Class J Warrant is exercisable into 500 shares of Class A Common Stock, representing a maximum of 250,000 shares purchasable if all Class J Warrants are issued. The Class J Warrants expire five years from the date of issuance.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     On March 31, 1999, the investors made their initial investment by purchasing 200 Series D Shares and the related Class J Warrants for $2.0 million. In June 1999, we had the right to sell under certain conditions 100 additional Series D Shares to the investors. However, this sale did not occur, because we did not meet the closing conditions. The investors in the Series D Shares have the option to purchase the remaining 200 Series D Shares for an additional investment of $2.0 million.

     Each Series D Share carried an annual dividend of $500 payable on a quarterly basis in cash or, at our option, in stock at the applicable conversion rate. The investors had the option to convert the Series D Shares into shares of Class A Common Stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

     - the Fixed Conversion Price -- an amount equal to $0.9144 per share of Class A Common Stock, which represented 120% of the five-day average of the closing bid prices per share of the Class A Common Stock during the five trading days immediately preceding July 29, 1999; or

     - the Variable Conversion Price -- an amount equal to 86% of the market price at the time when the Series D Shares were converted.

     On the date of issuance, the exercise price of the Class J Warrants issued in connection with the initial sale of 200 Series D Shares was equal to $1.05 per share of Class A Common Stock, compared with the closing bid price of $1.0313 per share on March 31, 1999, the date of the initial investment. We had estimated the value of the beneficial conversion feature at the time of issuance to be immaterial and, therefore, did not allocate any portion of the proceeds from the sale of the Series D Shares to the 200 Class J Warrants. On July 29, 1999, we reduced the exercise price of the Class J Stock Purchase Warrants to $0.9144 per share of Class A Common Stock, according to the reset provision of the agreement on the 120th day following the initial investment (as explained above as the Fixed Conversion Price).

     Each of the selling shareholders and its affiliates could not convert the Series D Shares and/or exercise the Class J Warrants if its beneficial ownership would exceed 4.99% of the total outstanding shares of Class A Common Stock following such conversion or exercise.

     The outstanding Series D Shares were redeemable at the option of the holder in the event of a major corporate transaction, such as a consolidation, merger or other business combination, and/or a triggering event such as our failure to meet certain conditions including, but not limited to, the continued listing of our Class A Common Stock on the Nasdaq National Market System. In the event of a major transaction or triggering event, the holder had the right to require us to redeem all or a portion of any outstanding Series D Shares at a price per share determined by the type of event triggering the redemption.

     Between June 16, 1999 and September 30, 1999, we issued 4,075,771 shares of Class A Common Stock in connection with the conversion of all 200 Series D Shares then outstanding and the equivalent of $29,146 in accrued dividends at an average conversion price of $0.50 per share of Class A Common Stock. No Series D Shares were outstanding as of the date of this report.

     As of September 30, 1999, 100,000 Class J Warrants were outstanding. On November 29, 1999, one of the investors exercised 50,000 Class J Warrants at $0.9144 per share of Class A Common Stock, for cash in the amount of $45,720. As of the date of this report, there are 50,000 Class J Warrants outstanding.

     Common Stock

     We have both Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock have one vote for each share held of record and holders of Class B Common Stock have five votes for each share held of record on all matters to be voted on by the shareholders. The Class A Common Stock and the Class B Common Stock vote as one class on all matters requiring shareholder approval, except that under

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

California law the affirmative vote of a majority of the outstanding shares of Class A Common Stock and a majority of the outstanding shares of Class B Common Stock, each voting separately as a class, is required for any amendment to our articles of incorporation that would alter or change the powers, preferences or special right of, or increase or decrease the number of shares of, or create a new class or series of shares having rights, preferences or privileges prior to, each respective class of a company's common stock.

     In describing further the rights of holders of Class A and Class B Common Stock, if AVANIR Pharmaceuticals were to be a liquidated, the holders of both classes of common stock would be entitled to share ratably in the net assets available for distribution subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of both classes of common stock are not redeemable and have no preemptive or similar rights. The Class B Common Stock may be converted into Class A Common Stock on a share-for-share basis at any time at the election of the holder and will automatically convert into Class A Common Stock upon the sale or other transfer to another holder of Class B Common Stock (including, without limitation, conveyance into a trust or transfer by the operation of any will or the laws of descent and distribution).

     Warrants

     Class D Warrants -- Each Class D Warrant originally entitled the holder to purchase one share of Class A Common Stock at an exercise price of $1.50 per share. On July 16, 1999, our board of directors approved a repricing of the exercise price of the 1,387,869 Class D Warrants then outstanding to $1.3750 per share. In connection with the repricing of the Class D Warrants, we issued 126,166 additional Class D Warrants to purchase a like number of shares of Class A Common Stock to the existing warrant holders. As of September 30, 1999, 1,514,035 Class D Warrants were outstanding. Between October 1, 1999 and December 31, 1999, several Class D Warrant holders exercised their rights to purchase an aggregate of 1,221,967 shares of Class A Common Stock for aggregate exercise proceeds of $1,680,205. On December 31, 1999, the remaining unexercised Class D Warrants expired.

     Class E Warrants -- Each Class E Warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $0.20 per share. All Class E Warrants had been exercised prior to fiscal year 1999.

     Class G Stock Purchase Warrants -- Each of the Class G Stock Purchase Warrants was issued in connection with the conversions of the 1997 Note. The Class G Stock Purchase Warrants originally entitled the holder to purchase one share of Class A Common Stock at an exercise price of $2.97 per share. On July 16, 1999, our board of directors approved a repricing of the exercise price of the Class G Stock Purchase Warrant to $1.3750 per share. In connection with the repricing, we cancelled the original 2,030,455 Class G Stock Purchase Warrants and issued a replacement Class G Stock Purchase Warrant in the amount of 4,385,783 warrants to the existing warrant holders. The Class G Stock Purchase Warrant expires on June 30, 2001. As of September 30, 1999, 4,385,783 Class G Stock Purchase Warrants were outstanding. See Note 4.

     Class H Stock Purchase Warrants -- Each Class H Stock Purchase Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $2.40 per share. The Class H Stock Purchase Warrant expires on February 26, 2002. As of September 30, 1999, 100,000 Class H Stock Purchase Warrants were outstanding.

     Class I Stock Purchase Warrant -- On March 4, 1999, we engaged the services of a consultant to provide us with advice and counsel in preparing various materials for submission to regulatory approval agencies and in monitoring the progress of such submissions. The contract for consulting services is for a period of 18 months. In connection with the consulting services, we issued the consultant a Class I Stock Purchase Warrant for the purchase of up to 500,000 shares of Class A Common Stock at an exercise price of $0.78125 per share. The

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

warrant vested fully upon issuance. The Class I Stock Purchase Warrant expires on March 3, 2004. As of September 30, 1999, the Class I Stock Purchase Warrant had not been exercised.

     We calculated the expense related to the services to be performed under the Class I Stock Purchase Warrant as $225,900 using the Black-Scholes pricing model. The consultant's exercise of the warrant is subject to the consultant continuing to render consulting services during the 18-month consulting period. We will recognize the expense in the amount of $225,900 pro-rata over the 18-month period of the consulting agreement. As of September 30, 1999, we had recorded expense in the amount of $87,850 representing seven months of services under the consulting agreement.

     Class J Stock Purchase Warrants -- See "Preferred Stock -- Series D Redeemable Convertible Preferred Stock and Class J Stock Purchase Warrants" above.

     Class K Stock Purchase Warrant -- On April 1, 1999, we engaged the services of a consultant to provide investor relations services for a period of one year. In connection with the consulting services, we issued to the consultant a Class K Stock Purchase Warrant for the purchase of up to 375,000 shares of Class A Common Stock at an exercise price of $1.125 per share. The vesting schedule of the warrant requires the consultant to achieve certain performance milestones during the one-year consulting period, with the exception of the right to purchase 62,500 shares of Class A Common Stock which vested on April 1, 1999. The Class K Stock Purchase Warrant expires on March 31, 2004. We will record expense related to the valuation of the Class K Stock Purchase Warrant using the Black-Scholes pricing model as the milestones are met under the warrant agreement. In April 1999, we recorded expense related to the initial vesting of 62,500 warrants in the amount of $37,612. No other amounts had been expensed as of September 30, 1999, as certain of the milestones had not been achieved. As of September 30, 1999, the Class K Stock Purchase Warrant had not been exercised.

     Class L Stock Purchase Warrant -- On June 8, 1999, we engaged the services of an advertising agency to assist in the promotion of docosanol cream. In exchange for a reduction in the fees for services, we issued a Class L Stock Purchase Warrant to the advertising agency for the purchase of up to 55,000 shares of Class A Common Stock at an exercise price of $1.1875 per share. The Class L Stock Purchase Warrant vests on the earlier of December 8, 1999 or the date of the first commercial sale of docosanol cream product. The Class L Stock Purchase Warrant expires on June 7, 2002. Over the one-year term of the contract, we will record expense related to the valuation of the Class L Stock Purchase Warrant. We valued the Class L Stock Purchase Warrant at $49,645, which represents the value of the discounted fees from the advertising agency. As of September 30, 1999, we had recognized $16,548 as an expense associated with the Class L Stock Purchase Warrant. As of September 30, 1999, the Class L Stock Purchase warrant had not been exercised.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes all warrant activity for the period October 1, 1996 to September 30, 1999:

                                      CLASS D     CLASS E      CLASS G     CLASS H    CLASS I    CLASS J    CLASS K    CLASS L
                                      WARRANTS    WARRANTS    WARRANTS     WARRANTS   WARRANTS   WARRANTS   WARRANTS   WARRANTS
                                     ----------   --------   -----------   --------   --------   --------   --------   --------
Balance at October 1, 1996.........   1,728,354     75,000
Issued.............................                            1,005,822    100,000
Exercised..........................    (321,085)   (75,000)
                                     ----------   --------   -----------   --------   --------   --------   --------   -------
Outstanding at September 30,
  1997.............................   1,407,269         --     1,005,822    100,000
Issued.............................                              479,026
Exercised..........................     (19,400)
                                     ----------   --------   -----------   --------   --------   --------   --------   -------
Outstanding at September 30,
  1998.............................   1,387,869         --     1,484,848    100,000
Issued.............................     126,166                4,931,390               500,000    100,000    375,000    55,000
Cancelled..........................                           (2,030,455)
Exercised..........................
                                     ----------   --------   -----------   --------   --------   --------   --------   -------
Outstanding at September 30,
  1999.............................   1,514,035                4,385,783    100,000    500,000    100,000    375,000    55,000
                                     ==========   ========   ===========   ========   ========   ========   ========   =======
Exercise price per Share...........  $    1.375   $     --   $     1.375   $   2.40   $0.78125   $ 0.9144   $  1.125   $1.1875
                                     ==========   ========   ===========   ========   ========   ========   ========   =======

     Stock Options

     1998 Stock Option Plan -- On February 19, 1999, our shareholders approved the 1998 Stock Option Plan under which options to purchase 1,875,000 shares of Class A Common Stock can be granted to our directors, officers, employees and consultants. The options are to be granted at an exercise price of at least fair market value on the date of grant and generally vest over a three-year period.

     Between February 19, 1999 and September 30, 1999, we granted options exercisable into 1,427,590 shares to our directors, officers and employees under the 1998 Stock Option Plan. Included in the options granted during the fiscal year ended September 30, 1999 were options to purchase 135,000 shares of Class A Common Stock granted on July 16, 1999 to our board of directors. These options were granted at fair-market-value in lieu of cash compensation for their service on the board of directors for the period of June 1999 through December 1999. We valued the issuance of these options at $89,500. We are recording a monthly expense in the amount of $12,786 for the period of June 1999 through December 1999 for the services of the board of directors. As of September 30, 1999, 453,210 shares of Class A Common Stock were available for grant under the 1998 Plan.

     1994 Stock Option Plan -- In March 1994, our shareholders approved the adoption of the 1994 Stock Option Plan (the "1994 Plan") pursuant to which an aggregate of 750,000 shares of Class A Common Stock were reserved for issuance. The 1994 Plan allows us to grant options to our officers, directors, employees and consultants. The options are to be granted at an exercise price of at least fair market value on the date of grant and generally vest over a three-year period. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also one of our employees. The 1994 Plan terminates on January 14, 2004. In March, 1995, 1996 and 1997, our shareholders voted to increase the shares reserved for issuance under the plan to an aggregate of 1,100,000, 1,350,000, and 2,000,000 shares, respectively. At September 30, 1999, 271,543 shares of Class A Common Stock were available for grant under the 1994 Plan.

     Proposed 2000 Stock Option Plan -- On December 2, 1999, our board of directors authorized the 2000 Stock Option Plan (the "2000 Plan"), pursuant to which an aggregate of 2,250,000 shares of our Class A Common Stock have been reserved for issuance. The 2000 Plan is subject to shareholder approval and will be presented to the shareholders in our proxy statement for the 2000 Annual Meeting of Shareholders.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Other Stock Options

     In July 1993, we granted options to purchase an aggregate of 3,843,750 shares of Class A Common Stock to certain of our employees, consultants, directors and original investors in the Company at an option price of $3.56 per share. Recipients of these options waived all of their respective rights to an aggregate of 3,843,750 shares of Class B Common Stock and options to purchase Class B Common Stock held in an escrow account. These options were fully exercisable when issued and they expire on July 17, 2003.

     In September 1994, we reduced the exercise price on certain options granted to several employees, officers and consultants to purchase an aggregate of 3,285,250 shares of Class A and Class B Common Stock, to $2.75 per share.

     The following table summarizes all common stock option activity for the period October 1, 1996 to September 30, 1999:

                                                     NUMBER OF SHARES
                                                 UNDERLYING STOCK OPTIONS        WEIGHTED
                                                 -------------------------    AVERAGE OPTION
                                                   CLASS A       CLASS B      PRICE PER SHARE
                                                 -----------    ----------    ---------------
Outstanding at October 1, 1996.................   5,120,022       429,000          $2.59
Granted........................................     488,500                        $1.85
  Exercised....................................     (33,800)                       $1.02
  Canceled.....................................    (269,279)                       $3.19
                                                  ---------      --------
Outstanding at September 30, 1997..............   5,305,443       429,000          $2.51
  Granted......................................     954,000                        $1.56
  Exercised....................................     (13,167)                       $1.04
  Canceled.....................................    (386,366)      (10,000)         $2.33
                                                  ---------      --------
Outstanding at September 30, 1998..............   5,859,910       419,000          $2.38
  Granted......................................   1,720,000                        $0.76
  Exercised....................................     (36,062)     (391,000)         $0.13
  Canceled.....................................    (319,724)                       $1.55
                                                  ---------      --------
Outstanding at September 30, 1999..............   7,224,124        28,000          $2.16
                                                  =========      ========          =====
Exercisable at September 30, 1999..............   5,843,338        28,000          $2.43
                                                  =========      ========          =====

     We have applied APB Opinion No. 25 and related interpretations in accounting for our employee stock options (See Note 1). Accordingly, we have not recognized any compensation expense for stock options granted at the fair market value of our Class A Common Stock. If compensation expense for stock options granted under the stock option plans had been determined based on the fair value at the grant date consistent with methodology prescribed under SFAS No. 123, then our pro forma net loss and net loss per share would have been as follows:

                                                     YEARS ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                 1997           1998           1999
                                             ------------    -----------    -----------
Net loss attributable to common
  shareholders
As reported................................  $(11,109,242)   $(8,210,548)   $(8,583,182)
  Pro forma................................  $(11,347,983)   $(8,651,374)   $(9,273,260)
Net loss per share
  As reported..............................  $      (0.30)   $     (0.21)   $     (0.21)
  Pro forma................................  $      (0.31)   $     (0.22)   $     (0.22)

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     We estimate the weighted average fair values per share of the options granted during the fiscal years 1997, 1998 and 1999 to be $1.54, $1.56 and $0.76, respectively, using the Black-Scholes option-pricing model and the following assumptions:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Risk free interest rate.....................................     5%        5%        5%
Expected life (years).......................................    3.5       3.3       3.0
Expected volatility.........................................   161%      144%      151%
Expected dividends..........................................   None      None      None

     The following table summarizes information concerning outstanding and exercisable Class A and Class B stock options at September 30, 1999:

                         OPTIONS OUTSTANDING
                 ------------------------------------
                                WEIGHTED                 OPTIONS EXERCISABLE
                                 AVERAGE                ----------------------
                                REMAINING    WEIGHTED                 WEIGHTED
                               CONTRACTUAL   AVERAGE                  AVERAGE
   RANGE OF        NUMBER        LIFE IN     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING      YEARS       PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$0.50 - $0.50..      28,000       0.86        $0.50         28,000     $0.50
$0.72 - $0.72..   1,385,150       8.98        $0.72        507,910     $0.72
$0.78 - $0.78..     135,000       9.79        $0.78        135,000     $0.78
$0.94 - $1.06..     311,866       6.67        $1.03        185,921     $1.02
$1.28 - $1.31..     199,000       5.55        $1.30        152,204     $1.30
$1.44 - $2.31..     859,131       6.78        $1.76        528,326     $1.78
$2.50 - $2.94..   3,801,977       3.88        $2.74      3,801,977     $2.74
$3.00 - $4.00..     465,500       4.54        $3.58        465,500     $3.58
$5.75 - $6.44..      66,500       3.47        $5.92         66,500     $5.92
                  ---------                              ---------
                  7,252,124                              5,871,338
                  =========                              =========

 4. CONVERTIBLE NOTES PAYABLE

     Note Issued in February 1997 -- On February 26, 1997, we issued a $6 million Convertible Note (the "1997 Note") as part of a private placement to an institutional investor. The 1997 Note accrued interest at an annual rate of 7%, beginning August 26, 1997 and was due and payable on February 26, 2000 if and to the extent the 1997 Note was not previously converted pursuant to its terms. We recognized the stated 7% annual interest ratably over the term of the 1997 Note. The holder of the 1997 Note had the right to convert the 1997 Note (subject to certain maximum share limitations discussed below) into shares of Class A Common Stock at a price equal to 85% of the market price per share (as defined in the 1997 Note) on the date of conversion. Pursuant to the terms of the 1997 Note, the holder was entitled to receive (i) a Class G Stock Purchase Warrant for each two shares of Class A Common Stock issued to the holder upon conversion of the 1997 Note, and (ii) a certain number of Class G Stock Purchase Warrants in the event that we prepaid the 1997 Note. Each Class G Stock Purchase Warrant was initially exercisable five years from the date of issue into one share of Class A Common Stock at an exercise price of $2.97 per share.

     The option to convert the 1997 Note at 85% of the average closing bid price of the Class A Common Stock effectively resulted in the issuance of the 1997 Note at an 18% discount. We recorded the discount on the 1997 Note, totaling $1,058,823, as equity in connection with the issuance of the 1997 Note. We amortized

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the discount as non-cash interest expense over the 90 days from the date of issuance with a corresponding increase to the principal amount of the 1997 Note.

     Through October 30, 1998, we issued 4,060,904 shares of Class A Common Stock and 2,030,455 Class G Stock Purchase Warrants in connection with the conversion of the total $6,000,000 in principal amount of the 1997 Note. We have no further obligation under the 1997 Note.

     On July 16, 1999, we cancelled 2,030,455 Class G Stock Purchase Warrants and replaced them with 4,385,783 Class G Stock Purchase Warrants at an exercise price of $1.375 per share in connection with a repricing associated with anti-dilution provisions of the warrant agreement and shortened expiration dates. See Note 3, Shareholders' Equity for additional information on the Class G Stock Purchase Warrants.

 5. INVESTMENT AGREEMENT

     On January 22, 1999, we entered into a Class A Common Stock Investment Agreement as amended on March 22, 1999 (the "Equity Line Agreement"), with an investment fund (the "Equity Line Investor"). Pursuant to the Equity Line Agreement and under certain circumstances, we may cause the Equity Line Investor to purchase up to $10,000,000 of Class A Common Stock over approximately a two-year period subject to certain stock price, marketing listing and trading volume conditions. We will sell the shares to the Equity Line Investor at the higher of:

     - a designated fixed price set by the Company; or

     - a six percent (6%) discount from the market price of the shares of Class A Common Stock.

     The Equity Line Investor also has the option to purchase up to an additional $3,000,000 in shares of Class A Common Stock by purchasing these shares in amounts equal to 30% of the respective dollar amounts that we set forth in our "put" notices to the Equity Line Investor.

     On May 11, 1999, we obtained shareholder approval for the issuance of more than 20% of Class A Common Stock in connection with both the Equity Line Agreement and the Series D Redeemable Convertible Preferred Stock.

     Our ability to access the equity line depends on various conditions including, but not limited to, our Class A Common Stock trading at or above $1.00 per share, listing of our Class A Common Stock on a national market exchange, and registration of the shares underlying the Equity Line with the Securities and Exchange Commission ("SEC") for resale in the public marketplace. On September 17, 1999, following approximately eight months of our Class A Common Stock trading below $1.00 per share, a Nasdaq review panel delisted our Class A Common Stock from the Nasdaq National Market System. Because of our delisting and the Equity Line Investor's pending evaluation of a restructuring of the Equity Line Agreement to meet SEC registration requirements, we have not filed a registration statement for the Class A Common Stock with the SEC. We will need to register these shares and obtain a re-listing on one of the national exchanges before we will be able to access any of the funds under the Equity Line Agreement.

 6. LICENSE AND DISTRIBUTION AGREEMENTS

     Yamanouchi Europe, b.v. (formerly Brocades Pharma, b.v.) -- In November 1991, we entered into a licensing agreement with Yamanouchi Europe, b.v. of the Netherlands ("Yamanouchi") for clinical development, manufacturing, marketing and distribution of docosanol cream, as a prescription topical anti-herpes compound in certain European and other countries. On December 31, 1998, the license agreement became non-exclusive. Under the agreement, we may receive payments based on the attainment of certain milestones by Yamanouchi and may receive royalties on sales in the subject territories after market introduction. These milestones include Yamanouchi obtaining the necessary regulatory approvals and for the

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsequent manufacturing, marketing and distribution of docosanol in certain European and other countries. As of December 21,1999, Yamanouchi had not initiated any actions that would entitle us to receive payments or royalties, nor do we expect Yamanouchi to take any action now that docosanol is being considered an OTC product.

     CTS -- In July 1993, we entered into a five-year license/supply and distribution agreement with CTS Chemical Industries, Ltd. ("CTS"), for the manufacturing, marketing and distribution of docosanol cream as a topical anti-herpes compound in Israel. The five-year period of the license begins upon CTS successfully obtaining approval by the appropriate regulatory authorities in Israel. Under the terms of the agreement, CTS will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in Israel. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredients for use in the manufacture of topical docosanol cream from us directly or from our designee.

     Boryung -- In July 1994, we entered into a 12-year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. ("Boryung"), for the manufacture and sale of docosanol cream in the Republic of Korea ("Korea"). Under the terms of the agreement, Boryung will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in Korea. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol cream from us directly or from our designee, and after market introduction we will receive royalties on sales in the subject territory. We have the right to terminate the agreement if market introduction in Korea has not occurred by December 31, 1998. As of December 21, 1999, we had not taken any action to terminate the agreement.

     Grelan -- In October 1994, we entered into an exclusive license agreement with Grelan Pharmaceutical Co., Ltd. ("Grelan") for the manufacturing, marketing and distribution of docosanol cream in Japan. Under the terms of the agreement, Grelan would be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol cream in Japan. Under the agreement, we received payments on the attainment of certain milestones. After Grelan was acquired by another company in 1997, Grelan and we agreed to terminate the license, and on June 30, 1998, all rights were returned to us.

     Bristol-Myers Squibb -- In February 1996, we entered into a license agreement with Bristol-Myers Squibb Company ("BMS") for the manufacture, marketing and distribution of docosanol cream as a topical treatment for oral herpes exclusively in the U.S., Canada and all remaining major territories throughout the world which were not licensed to other parties at the time. In connection with this agreement, we received an initial license fee with a portion recorded as revenue in the year ended September 30, 1996 and the remainder recorded as deferred revenue at September 30, 1996. In the fiscal year ended September 30, 1997, we recognized the deferred revenue due to achievement of certain milestones. In November 1996, we reacquired from BMS the rights to market docosanol cream in all territories covered in the license agreement, except the United States, Canada and Mexico. On December 29, 1997, BMS canceled the license agreement.

     Livingston Healthcare Services -- In October 1998, we signed a warehousing, distribution and logistical support agreement with Livingston Healthcare Services, Inc. ("LHSI"). The agreement provides the terms for LHSI's Decatur, Georgia facility to warehouse and distribute docosanol cream. As of September 30, 1999, we were using LHSI's facility to warehouse only a certain quantity of the active ingredient, docosanol. We have not yet engaged in the manufacture of docosanol cream, until such time that a decision is made by the FDA regarding our new drug application.

     Bausch & Lomb -- In November 1998, we entered into a Contract Manufacturing and Supply Agreement with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"). The agreement provides the terms

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

under which Bausch & Lomb would manufacture, package and supply docosanol cream. As of December 20, 1999, we had not yet arranged for the manufacture of docosanol cream, because we are still awaiting the FDA's decision to approve docosanol cream for marketing in the United States.

 7. RELATED PARTY

     IriSys Research and Development, LLC -- During the fiscal year ended September 30, 1999, we entered into two agreements with IriSys Research and Development Company, LLC ("IriSys") for certain license rights and research and development activities. Dr. Gerald Yakatan, our president and chief executive officer, is the founder of IriSys and the chairman and a majority shareholder. Based in San Diego, IriSys is a privately held company formed by Dr. Yakatan in 1996 that engages in contract formulation development. Our board of directors has approved the following agreements with IriSys:

     - Letter of Intent -- On February 5, 1999, we entered into a letter of intent, subject to approval of a definitive agreement, with IriSys to license the worldwide rights to develop and market a new drug to treat a condition associated with Amyotrophic Lateral Sclerosis ("ALS"). The terms of the agreement, if approved, would require us to make milestone payments in cash or stock to IriSys for successful filings of new drug applications and subsequent marketing approvals by the FDA, and pay royalties on revenues earned from any sales if the product is ultimately approved for marketing by the FDA.

     - Research and Development -- On June 2, 1999, we entered into an agreement for services with IriSys to develop formulations for a potential drug substance candidate using our allergy and asthma technology. IriSys' fees for services compared favorably to competitive bids. The total cost of this agreement is $92,000. Expense was recorded in the amount of $81,400 related to this agreement as of September 30, 1999.

     Board of Directors -- On October 21, 1999, several members of our board of directors loaned an aggregate of $75,000 to AVANIR, for the purposes of providing working capital. The terms of the loan agreements provide for an interest rate at the Prime Rate, as regularly reported in the Wall Street Journal. The prime rate increased from 8.25 % to 8.5 % on November 17, 1999. The term of each of these loans is for a period of the earlier to occur of our raising an aggregate of $2 million in financing or 90 days. As of December 21, 1999, we had not paid back these loans.

 8. LEGAL PROCEEDINGS

     David H. Katz Litigation -- On April 30, 1998, Dr. David H. Katz filed a complaint in the San Diego Superior Court, making numerous claims related to the termination of his employment as our president. Mrs. Lee Katz, Dr. Katz' wife, later joined in the lawsuit and raised claims related to her stock options. On October 30, 1998, we filed a cross-complaint against Dr. Katz and Mrs. Katz for Dr. Katz' breach of his fiduciary duties as a director and officer of our company, and the assignment by Dr. Katz and Mrs. Katz to our company of any interest that they may possess in a pending patent application pertaining to our proprietary IgE down regulation technology. The following claims are still pending before the court:

     - Dr. Katz' request for the court to decide the voting rights for his shares of our Class B Common Stock;

     - Dr. Katz' claim that his termination as our president was not "for cause";

     - Dr. Katz' request for an accounting for allegedly deferred income and money allegedly advanced to our company; and

     - Our claim for specific performance of Dr. and Mrs. Katz' employment contractual obligations to assign any interest in the pending IgE technology patent application to us.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The jury in this litigation recently found in our favor on our claim that Dr. Katz breached his fiduciary duty to us, and awarded us damages in the amount of $9.0 million. The jury also returned a verdict against us on Dr. Katz' defamation claim and awarded Dr. Katz' damages in the amount of $6.7 million. The other original claims were either voluntarily dismissed by Dr. Katz, decided in our favor by the court, or settled. However, the court has not set a date for further proceedings to decide the remaining claims, and no judgment will be entered in the overall case until trial is concluded on these claims. At that point, we anticipate that both sides of the litigation will file post-trial motions. We have not recorded any asset or liability associated with this case, as the ultimate outcome is still unknown.

     Lee Katz and Lisa Katz Litigation -- On January 29, 1999, Lee Katz and Lisa Katz filed a separate lawsuit in the San Diego Superior Court, making several claims related to our termination of their employment and seeking monetary damages. The court has resolved several of the claims in our favor, and we have reached a tentative settlement of the remaining claims, although we have not agreed to the language of a written settlement agreement. We intend to defend these claims vigorously until the parties sign a settlement agreement or the case is resolved at trial.

 9. LITIGATION SETTLEMENT

     On August 27, 1998, we entered into a settlement agreement and mutual general release with Medical Biology Institute ("MBI") to settle all outstanding disputes between the two companies, specifically including the disputed ownership of our proprietary therapeutic compound, docosanol, as well as other technologies. The settlement agreement provides for us to retain all rights to docosanol and certain other technologies. In return for obtaining full control of our technologies and avoidance of potential future royalty payments, we loaned $500,000 to MBI and returned other technologies that no longer fit our long-term strategic plans. We forgave the loan effective February 23, 1999, following MBI's meeting certain loan covenants over the 180-day period of the loan. In the fiscal year ended September 30, 1998, we recorded litigation settlement costs in our statement of operations of $783,899, which includes the write down of the loan to MBI of $500,000 and certain other costs that were previously capitalized by us related to those patents which were returned to MBI. Also included in the litigation settlement costs for the fiscal year ended September 30, 1998 is $150,000 paid to HealthMed, Inc. in connection with a settlement agreement with HealthMed, Inc. dated March 24, 1998. We have no further obligation to MBI or to HealthMed, Inc.

10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows:

                                                                 SEPTEMBER 30,
                                                          ----------------------------
                                                              1998            1999
                                                          ------------    ------------
Net operating loss carryforwards........................  $ 18,544,270    $ 22,206,023
Capitalized license fees................................     1,010,559       1,011,176
Research credit carryforwards...........................     2,570,352       3,590,161
Capitalized research and development costs..............       926,955       1,344,814
Other...................................................      (184,750)       (195,954)
                                                          ------------    ------------
Net deferred tax assets.................................    22,867,386      27,956,220
Valuation allowance for net deferred tax assets.........   (22,867,386)    (27,956,220)
                                                          ------------    ------------
                                                          $         --    $         --
                                                          ============    ============

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     We have provided a valuation allowance against the net deferred tax assets recorded as of September 30, 1998 and 1999 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2014. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards, which we may use in any year. As of September 30, 1999, we had $60,244,253 and $19,490,686 of federal and California net operating loss carryforwards, respectively.

11. COMMITMENTS

     Operating Leases -- Prior to June 1998, our facilities were leased from MBI under a month-to-month operating lease. Beginning June 16, 1998, we entered into a facilities lease for two years with another company. Lease expense for the years ended September 30, 1997, 1998 and 1999 and the period from inception to September 30, 1999 was $448,251, $325,781, $315,523 and $3,066,030 respectively.

     Future minimum payments under non-cancelable operating leases are as follows:

            YEAR ENDING SEPTEMBER 30,
            -------------------------
2000..............................................  $244,262
2001..............................................    23,318
2002..............................................     9,277
2003..............................................     6,185
                                                    --------
          Total...................................  $283,042
                                                    ========

12. EMPLOYEE SAVINGS PLAN

     We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 20% of their salary, subject to annual limits. We are not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 1997, 1998 and 1999, nor have we made any contributions since inception of the plan.

13. SUBSEQUENT EVENTS

     On November 24, 1999, we entered into a loan agreement for an aggregate of $1.5 million in financing with two international financial institutions. On November 24, 1999 and November 29, 1999, we issued to each lender an 18-month convertible debenture with an interest rate of 11% payable quarterly in arrears. Under the loan agreement, we must pay back the outstanding principal and accrued interest on each convertible debenture within the first 100 days from its issuance date before the lender is entitled to convert the convertible debenture into shares of Class A Common Stock. After this 100-day period, the lender will have a right to convert the outstanding principal and accrued interest into shares of Class A Common Stock at a conversion rate of 90% of the market price, as defined in the loan agreement, per share of Class A Common Stock.

     In connection with this financing, we issued to each lender 292,056 Class M Stock Purchase Warrants to purchase Class A Common Stock at a purchase price of $1.284 per share. Two-thirds of the warrants vested on November 24, 1999. The remaining one-third will vest only if we have not repaid in full the outstanding principal and accrued interest on the convertible debentures within the first 100 days from the issuance date of the convertible debentures. In addition, we paid two investment banks an aggregate finder's fee of $120,000 and issued to them 116,822 fully vested Class M Stock Purchase Warrants.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     On December 2, 1999, our board of directors approved the 2000 Stock Option Plan and a proposal to amend our Articles of Incorporation (the "Articles") to conform the Articles with our bylaws regarding the definition of a quorum for a meeting of shareholders. Each proposal above is subject to approval by our shareholders and will be described and presented to the shareholders in our proxy statement for the 2000 Annual Meeting of Shareholders.

     On December 21, 1999, we signed a letter of intent with SmithKline Beecham (NYSE: SBH) for rights to market docosanol 10% cream in the OTC market as a treatment for recurrent oral-facial herpes. SmithKline Beecham is one of the world's leading healthcare companies, which discovers, develops, manufactures and markets pharmaceuticals, vaccines, OTC medicines and health-related consumer products. We intend to negotiate a more definitive agreement with SmithKline Beecham while we simultaneously wait for the FDA's assessment of a site audit and approval of labeling claims for docosanol in the OTC market. If we do not obtain FDA approval, then the value of any agreement to be established between us and our licensing partner would be affected materially and adversely. We can give no assurances that we will reach a definitive agreement with SmithKline Beecham or any other company to license the rights to market docosanol in the OTC market.

                                 *  *  *  *  *