Form 10-Q
period 1999-12-31
AVANIR PHARMACEUTICALS
filed 2000-02-14
CIK 858803

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


For the quarter ended DECEMBER 31, 1999             Commission File No. 0-18734




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


                                 (858) 410-2600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO


The number of shares of Common Stock of the Registrant issued and outstanding as of February 10, 2000:

         Class A Common stock, no par value                  50,248,653
         Class B Common stock, no par value                     440,000



================================================================================

                             AVANIR PHARMACEUTICALS

                                    FORM 10-Q

                     For the quarter ended December 31, 1999

                                      Index



                                                                                                 Page
                                                                                                 ----
  PART I.   FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Balance Sheets at December 31, 1999 and September 30, 1999 .........................   3

            Statements of Operations for the three months ended December 31,
            1999 and 1998 and for the period from August 31, 1988 (Inception)
            to December 31, 1999................................................................   4

            Statements of Cash Flows for the three months ended December 31,
            1999 and December 31, 1998 and for the period from August 31, 1988
            (Inception) to December 31, 1999....................................................   5

            Notes to Financial Statements.......................................................   6

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................  11

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................  20

 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings...................................................................  20

 Item 6.    Exhibits and Reports on Form 8-K....................................................  20

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEETS (UNAUDITED)
================================================================================



                                                                   DECEMBER 31,                SEPTEMBER 30,
ASSETS                                                                 1999                        1999
                                                                   ------------                ------------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  3,454,104                $    122,674
    Receivable - Insurance (net of allowance for                                                     76,499
               non-payment of $214,827 and $189,011)
    Other receivables                                                    63,333
    Inventory                                                           111,901                     111,901
    Prepaid                                                             279,042                     263,004
    Restricted cash                                                       8,034                      57,158
    Other                                                                 2,070                       1,692
                                                                   ------------                ------------


         Total current assets                                         3,918,484                     632,928
PROPERTY - at cost (less accumulated depreciation of
               $524,006 and $496,726)                                   187,526                     219,361
PATENT COSTS (less accumulated amortization of
               $109,798 and $101,473)                                   622,376                     617,741
DEFERRED COSTS                                                          197,659                     100,000
LONG-TERM INVENTORY                                                     111,901                     111,901
OTHER ASSETS                                                             75,397                      83,284
                                                                   ------------                ------------

         TOTAL                                                     $  5,113,343                $  1,765,215
                                                                   ============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Convertible debentures                                         $  1,352,313
    Accounts payable                                                  1,094,768                $  1,173,068
    Accrued expenses and other liabilities                              478,280                     221,207
    Accrued compensation and payroll taxes                              133,468                     123,068
    Note payable                                                        192,571                     183,676
                                                                   ------------                ------------


         Total current liabilities                                    3,251,400                   1,701,019

COMMITMENTS (Notes 7 and 9)

SHAREHOLDERS' EQUITY
    Preferred Stock - 10,000,000 shares authorized;
           no shares issued and outstanding
    Common stock - no par value:
      Class A - 99,288,000 shares authorized;
               47,274,541 and 45,017,063 issued and
               outstanding                                           65,767,490                  62,195,950
      Class B - 712,000 shares authorized; 440,000
               shares issued and outstanding
               (convertible into Class A common                          38,269                      38,270
               stock)
    Stock subscriptions                                                  63,333
    Deficit accumulated during development stage                    (64,007,149)                (62,170,024)
                                                                   ------------                ------------

         Total shareholders' equity                                   1,861,943                      64,196
                                                                   ------------                ------------

         TOTAL                                                     $  5,113,343                $  1,765,215
                                                                   ============                ============


See notes to the financial statements

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================



                                                                                               AUGUST 31, 1988
                                                      THREE MONTHS ENDED                       (INCEPTION) TO
                                                          DECEMBER 31,                          DECEMBER 31,
                                              -------------------------------------            ---------------
                                                 1999                      1998                     1999
                                              ------------             ------------            --------------
REVENUES:
    License fees/contract services                                                              $  4,507,625
    Federal research grants                                                                          940,646
    Interest and other                        $      8,037             $     71,842                4,845,852
                                              ------------             ------------             ------------

        Total revenues                               8,037                   71,842               10,294,123
                                              ------------             ------------             ------------

EXPENSES:
    Research and development                       453,002                  594,670               38,939,857
    General and administrative                   1,004,365                  792,118               26,116,588
    Sales and marketing                             82,691                  687,580                2,349,697
    Litigation settlement                          197,504                                           981,403
    Interest                                       107,602                    2,616                5,380,457
    Cost of contract services                                                                        533,270
                                              ------------             ------------             ------------

        Total expenses                           1,845,164                2,076,984               74,301,272
                                              ------------             ------------             ------------

NET LOSS                                      $ (1,837,127)            $ (2,005,142)            $(64,007,149)
                                              ============             ============             ============
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                  $ (1,837,127)            $ (2,005,142)            $(64,036,295)
                                              ============             ============             ============

NET LOSS PER SHARE                            $      (0.04)            $      (0.05)
                                              ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              45,683,119               40,776,400
                                              ============             ============

See notes to the financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================




                                                                                                              AUGUST 31, 1988
                                                                      THREE MONTHS ENDED                      (INCEPTION) TO
                                                                          DECEMBER 31,                          DECEMBER 31,
                                                              -------------------------------------           ---------------
                                                                  1999                     1998                     1999
                                                              ------------             ------------           ---------------
OPERATING ACTIVITIES:
  Net loss                                                    $ (1,837,127)            $ (2,005,142)            $(64,007,149)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
  Depreciation and amortization                                     35,604                   34,689                1,119,722
  Non-cash interest expense                                        157,644                   17,620                4,451,951
  Technology license fee                                                                                           3,545,713
  Compensation paid with common
   stock and stock options                                         274,033                    7,418                1,147,219
  Common stock subscriptions                                        63,333                                            63,333
  Compensation forgiven by shareholder                                                                                66,923
  Imputed interest on technology license fee                                                                          82,613
  Changes in assets and liabilities:
    Accounts receivable                                             13,167                   76,397                  (63,332)
    Inventory                                                                              (111,901)                (111,901)
    Prepaid and other                                               40,594                 (117,623)                (476,445)
    Organizational costs                                                                                             (20,242)
    Deferred costs                                                                         (106,877)                (100,000)
    Accounts payable                                               (78,300)                  20,935                1,094,768
    Accrued expenses and other liabilities                         273,912                  163,466                  678,793
    Accrued compensation and payroll taxes                          10,401                  (25,226)                 133,469
                                                              ------------             ------------             ------------
      Net cash used for operating activities:                   (1,046,739)              (2,046,244)             (52,394,565)
INVESTING ACTIVITIES:
  Patent costs                                                     (12,960)                  (5,097)                (732,174)
  Investment in fixed assets                                         4,556                  (34,846)                (824,910)
                                                              ------------             ------------             ------------
      Net cash used for investing activities                        (8,404)                 (39,943)              (1,557,084)
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred                 3,049,532                   47,518               44,362,015
    stock
  Proceeds from issuance of convertible notes                    1,500,000                                        21,000,000
    payable
  Debt issue costs                                                (155,015)                                       (1,222,425)
  Repayment of convertible notes payable                                                                          (2,673,217)
  Stock issue costs                                                                                               (3,147,625)
  Advances for purchase of common stock                                                                              125,000
  Collection of notes receivable for common stock                                                                     14,525
  Proceeds from shareholders loans                                                                                   322,788
  Repayment of shareholder loans                                                                                    (322,788)
  Proceeds from issuance of  notes payable - net                    75,000                                           613,750
    of issue costs
  Repayment of  notes payable                                      (82,944)                                         (707,944)
  Payment on technology license fee                                                                                 (958,326)
                                                              ------------             ------------             ------------
      Net cash provided by financing activities                  4,386,573                   47,518               57,405,753
                                                              ------------             ------------             ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,331,430               (2,038,669)               3,454,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   122,674                6,508,341
                                                              ------------             ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,454,104             $  4,469,672             $  3,454,104
                                                              ------------             ------------             ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                        3,922                                      $  1,119,169
                                                              ============             ============             ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Conversions into common stock from Series D preferred stock                                                     $  2,029,146


See notes to the financial statements.

AVANIR PHARMACEUTICALS
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.       BASIS OF PRESENTATION

         We have prepared the unaudited financial statements in this quarterly report in accordance with the instructions to Form 10-Q under Section 13 or 15(d) of the Securities Exchange Act of 1934. These statements should be read with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999. In our opinion, we have presented the financial statements, including all adjustments consisting only of normal recurring accruals, that are necessary to summarize fairly our financial position as of December 31, 1999, and the results of operations for the three months ended December 31, 1999 and from our inception on August 31, 1988 to December 31, 1999. The results of operations for the three months ended December 31, 1999 may not be indicative of the results that may be expected for the year ending September 30, 1999.

2.       GOING CONCERN

         We have prepared the accompanying financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception and have not yet received approval of our new drug application for docosanol 10% cream from the FDA. As a result, we have not generated any revenues from our products. We also are working towards completion of a license agreement with SmithKline Beecham, which would give it the rights to manufacture and sell docosanol 10% cream in the North American market. See Note 14. The report from our auditors for fiscal year 1999 contains an explanatory paragraph referring to the status of our ability to continue as a going concern. During the first quarter of fiscal year 1999, we received approximately $3.0 million from the exercise of stock purchase warrants and stock options. In addition, on January 31, 2000, we completed a $6 million private placement financing which will be used for working capital purposes to support operations in the event of any delays in decisions from the FDA or the failure to enter into a license agreement with SmithKline Beecham.

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

5.       INVENTORY

         In November 1998, we purchased the active ingredient in docosanol 10% cream at a cost of $223,800. We estimated that 50% of the raw materials purchased are current assets because we intend for at least one-half of the raw materials to be used in manufacturing and sold within the next year. We classified the remaining 50% of the raw materials inventory on our balance sheet as part of other assets. We record the value our inventories at the lower of cost (first-in, first-out) or market price.

6.       DEFERRED COSTS

         Deferred costs at December 31, 1999 totaling $197,659 represent $100,000 in costs related to an equity line investment agreement dated January 22, 1999, and $97,659 in costs related to our issuance of a $1.5 million convertible debenture (See Note 7). The amounts classified as deferred costs for the equity line agreement will be offset against the proceeds for stock sold under the equity line as appropriate. We intend to sell shares of Class A common stock according to the terms of the equity line agreement after we obtain listing of our shares on one of the national stock market exchanges. Our policy is to record these costs as deferred assets when there is a reasonable likelihood of the equity line being fulfilled and to expense these costs immediately when the equity line will not be fulfilled. As we are still pursuing this equity line and as the agreement has not expired, we have recorded deferred costs at December 31, 1999. Deferred costs associated with the 11% convertible debenture are discussed in Note 8, "Debt Issue Costs".

7.       11% CONVERTIBLE DEBENTURES

         Loan Agreement - On November 23, 1999, we entered into a loan agreement for $1.5 million in financing from two international financial lenders. On November 24, 1999 and November 29, 1999, respectively, we issued to each lender an 18-month convertible debenture, with an interest rate of 11% payable quarterly in arrears. Under the loan agreement, we may pay back the outstanding principal and accrued interest on each convertible debenture within the first 100 days from its issuance date before the lender is entitled to convert the convertible debenture into shares of Class A common stock. After this 100-day period and assuming we have not redeemed the convertible debentures, each lender has a right to convert the outstanding principal and accrued interest into shares of Class A common stock at a conversion rate of 90% of the market price per share of Class A common stock, as defined in the loan agreement. The interest rate is reduced from 11% to 10% if we redeem the convertible debentures within the first 90 days of issuance.

         The option to convert the convertible debentures at 90% of the market price of the Class A common stock effectively results in the issuance of the convertible debentures at an 11% discount. We recorded this discount, totaling $166,667, as equity in connection with the issuance of the convertible debentures (See Note 9). The discount will be amortized as non-cash interest expense during the 100 days prior to the period in which the discount on conversion applies, with a corresponding increase to the principal amount of the convertible debentures.

         The convertible debentures are redeemable at various premiums over the principal amount, beginning with a 105% redemption price if within the first 90 days of issuance. During February 2000, we redeemed all of the convertible debentures outstanding and paid the 5% redemption premium.

         Stock Purchase Warrant - In connection with issuing the convertible debentures, we issued to each lender a Class M stock purchase warrant to purchase 292,056 shares of Class A common stock at an exercise price of $1.284 per share. Two-thirds of the shares of Class A common stock underlying the Class M stock purchase warrants vested on November 24, 1999. The remaining one-third would have become exercisable if we had not repaid in full the outstanding principal and accrued interest on the convertible debentures within the first 100 days from the issuance date of the convertible debentures. Because we redeemed the convertible debentures within the first 100 days from their respective issuance dates, each lender may only exercise 194,704 shares under the Class M stock purchase warrants. In addition, we paid two investment banks an aggregate finder's fee of $120,000 and issued Class M stock purchase warrants to purchase an aggregate of 116,822 shares of Class A common stock at an exercise price of $1.284 per share. The vesting of the investment banks' Class M stock purchase warrants also stopped at 77,881 shares. See Note 9 for the valuation of the Class M stock purchase warrants.

         Amendment to Rights Agreement - Pursuant to the terms and conditions of the loan agreement, we amended our Rights Agreement, dated as of March 5, 1999, between our company and American Stock Transfer & Trust Company, as rights agent, to exclude each of the lenders from triggering the Rights Agreement in the event of a conversion of the convertible debentures and/or exercise of the Class M stock purchase warrants.

         Under the Rights Agreement, either lender will be deemed to be an "Acquiring Person" if it becomes the beneficial owner of 15% or more of our Class A common stock and Class B common stock. Because the beneficial ownership of each lender could exceed this 15% threshold in the event of the conversion of the convertible debentures at a price per share that is lower than the current market price per share for Class A common stock and/or with the exercise of the Class M stock purchase warrants, we amended the Rights Agreement to exclude each lender from the definition of "Acquiring Person," unless the lender beneficially owns or will beneficially own any shares of Class A common stock and Class B common stock, other than:

         - the lender's ownership of convertible debentures or Class M stock purchase warrants or any Class A common stock and Class B common stock issuable upon the conversion or exercise thereof; and

         - any stock dividend or distribution paid or made on the outstanding Class A common stock and Class B common stock or pursuant to a split or subdivision of the outstanding Class A common stock and Class B common stock.

See Item 6 - "Exhibits and Reports on Form 8-K" for additional information.

8.       DEBT ISSUE COSTS

         We incurred $155,015 in debt issue costs related to the issuance of the Convertible Debentures (See Note 7). The debt issue costs are amortized over the first 100 days from issuance, based on our intent to redeem the Convertible Debentures as soon as we have completed sufficient equity financing to replace outstanding debt. We have amortized $57,356 in debt issue costs through December 31, 1999.

9.       SHAREHOLDERS' EQUITY

         Preferred Stock - Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock. At December 31, 1999 and September 30, 1999, there were no shares of preferred stock issued and outstanding.

         Class A Common Stock - Between October 1, 1999 and December 31, 1999, we issued an aggregate of 2,065,892 shares of Class A common stock in connection with the exercise of $2,817,572 in stock purchase warrants and 191,587 shares of Class A common stock in connection with the exercise of $231,960 in employee stock options. Details of the transactions are shown in the table below.


   WARRANTS                                                 AMOUNT           AVERAGE PRICE
   EXERCISED                      DATES                     SHARES              RECEIVED              PER SHARE
----------------            -----------------             ---------          --------------          ------------
Class D warrants            12/16/99-12/31/99             1,265,891            $1,740,602            $     1.3750
Class G warrants            12/08/99-12/21/99               750,000            $1,031,250            $     1.3750
Class J warrants                11/30/99                     50,000            $   45,720            $     0.9144
                                                          ---------            ----------            ------------
    Total                                                 2,065,891            $2,817,572            $     1.3639

 STOCK OPTIONS                                                                  AMOUNT               AVERAGE PRICE
   EXERCISED                  DATES                       SHARES               RECEIVED                PER SHARE
                        -----------------                -------               --------              -------------
Employees               11/08/99-12/24/99                191,587               $231,960               $     1.2107

         Class D Warrants. As of September 30, 1999, there were 1,514,035 Class D warrants outstanding. The Class D warrant holders exercised $1,803,935 in warrants to purchase a total of 1,311,952 shares of Class A common stock at an exercise price of $1.375 per share prior to the December 31, 1999 expiration date. However, our transfer agent had processed only $1,740,602 of the Class D warrant exercises for the purchase of 1,265,891 shares of Class A common stock as of December 31, 1999. Therefore, we recognized the balance of the exercises of $63,333 in Class D warrants to purchase 46,060 shares of Class A common stock processed after December 31, 1999 as subscriptions receivable at December 31, 1999.

         Class G Warrants. As of September 30, 1999, 4,385,783 Class G warrants were outstanding. In December 1999, the Class G warrant holders exercised an aggregate of $1,031,250 in warrants to purchase a total of 750,000 shares of Class A common stock at an exercise price of $1.375 per share. As of December 31, 1999, 3,635,783 Class G warrants were outstanding.

         Class J Warrants. As of September 30, 1999, 100,000 Class J warrants were outstanding. On November 29, 1999, one of the investors exercised 50,000 Class J warrants at an exercise price of $0.9144 per share, for cash in the aggregate amount of $45,720. As of the date of this report, there are 50,000 Class J warrants outstanding.

         Class M Warrants. We issued Class M stock purchase warrants to certain lenders and investment bankers to purchase an aggregate of 700,934 shares of Class A common stock at an exercise price of $1.284 per share in connection with the $1.5 million in convertible debentures that we issued in November 1999. We valued the warrants at $81,308 based on the difference in the warrant price and the market price on the date of issuance. See Note 7.

         In December 1999, we recorded equity in the amount of $166,667 representing the discount related to the conversion feature on the convertible debentures. See Note 7.

         On December 3, 1999, we issued stock options to employees for the purchase of 694,000 shares of Class A common stock at an exercise price of $1.55 per share. The closing sales price for our Class A common stock on December 3, 1999 was $1.8125 per share. In connection with such issuance of stock options at a discount, we recorded compensation expense and equity in the amount of $182,175, representing the difference in the market price on the date of issuance and the discounted price of the stock options on the date granted.

10.      NET LOSS PER SHARE

         Net Loss Per Share - In the accompanying statements of operations for the quarters ended December 31, 1999 and 1998, we have presented our net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the Diluted EPS calculation would be anti-dilutive. Based on the our continuing net losses, implementing SFAS No. 128 has not had a material impact on net loss per share.


11.      LITIGATION

         David H. Katz Litigation - On April 30, 1998, Dr. David H. Katz filed a complaint in the San Diego Superior Court, making numerous claims related to the termination of his employment as our president. Mrs. Lee Katz, Dr. Katz' wife, later joined in the lawsuit and raised claims related to her stock options. On October 30, 1998, we filed a cross-complaint against Dr. Katz and Mrs. Katz for Dr. Katz' breach of his fiduciary duties as a director and officer of our company, and the assignment by Dr. Katz and Mrs. Katz to our company of any interest that they may possess in a pending patent application pertaining to our proprietary IgE down regulation technology. The following claims are still pending before the court:

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

12.      LITIGATION SETTLEMENT

         On January 29, 1999, two former employees filed a lawsuit in San Diego Superior Court, making several claims related to our termination of their employment and seeking monetary damages. On November 12, 1999 we reached a settlement before a settlement judge, which included a commitment to issue an aggregate of 160,000 shares of Class A common stock to these former employees. On January 28, 2000, we executed a written settlement agreement and mutual general release with the former employees to settle all outstanding disputes between the parties; the lawsuit was dismissed on January 28, 2000. We have reserved for issuance 160,000 shares of Class A common stock and recorded litigation settlement expense in the amount of $197,504, with a corresponding increase to accrued expenses and other liabilities related to this transaction, based on a closing price per share of $1.234 for our Class A common stock on November 12, 1999.

13.      FDA REVIEW OF DOCOSANOL 10% CREAM

         In November 1999, the U.S. Food and Drug Administration (FDA) informed us that our clinical data for docosanol 10% cream would be sufficient for approval as an over-the-counter (OTC) product, provided that the FDA finds no serious discrepancies from a site audit conducted at one of our clinical study sites in The Netherlands. We currently are waiting for the FDA's assessment of this site audit, which the FDA conducted during the second week of December 1999. Our former European licensee used the site in The Netherlands to conduct one of the clinical studies submitted as part of our new drug application for docosanol 10% cream. We also have submitted proposed OTC product labeling for docosanol 10% cream, as requested by the FDA. If our new drug application is approved by the FDA, then docosanol 10% cream will be the first OTC product for cold sore treatment that will have an FDA-approved new drug application to support claims made about the product's performance.

14.      LETTER OF INTENT WITH SMITHKLINE BEECHAM

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

15.      SUBSEQUENT EVENTS

         $6 Million Private Placement - On January 31, 2000, we closed a $6 million private placement financing with three accredited financial institutions, in which we issued 2,630,137 shares of Class A common stock and warrants to purchase an aggregate of 263,014 shares of Class A common stock at an exercise price of $2.44 per share. We paid financial advisory and finders' fees of $480,000 in connection with this financing arrangement. We used approximately $1.6 million of the proceeds from this financing to redeem the $1.5 million in convertible debentures that we issued in November 1999. See Item 6 - "Exhibits and Reports on Form 8-K."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements concerning our future events or performance. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe" or "expect". Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our other filings with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

         We are a development stage company organized to discover, develop and market novel therapeutic products to treat human diseases. Since inception in August 1988, we have operated in one business segment - pharmaceutical product development. Docosanol 10% cream is our lead therapeutic product that has been under development since we filed our investigational new drug application in July 1991. In November 1999, the FDA informed us that our clinical data for docosanol 10% cream would be sufficient for approval as an over-the-counter (OTC) product, if the FDA finds no serious discrepancies from the site audit that it conducted at one of our clinical study sites in The Netherlands in mid-December 1999. Additionally, we have submitted proposed product labeling for docosanol 10% cream as an OTC product. We currently are waiting for the FDA's assessment of the site audit and evaluation of our proposed product labeling.

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

RESULTS OF OPERATIONS

NET LOSSES

         Net losses for the first quarter of fiscal year 2000 were $1.8 million, compared to a loss of $2.0 million for the first quarter of fiscal year 1999.

REVENUES

         Revenues decreased to $8,000 in the first quarter of fiscal year 2000 from $72,000 in the same period in 1999. The decrease in revenues during the first quarter of fiscal year 2000 was due to a decrease in interest earned due to lower cash and cash equivalents available for investment during the period.

EXPENSES

         Operating Expenses - Total operating expenses decreased to $1.8 million in the first quarter of fiscal year 2000 compared to $2.1 million in the same period in 1999. The net decrease in operating expenses in the first quarter of fiscal year 2000 is described below.

         Research and Development Expenses - During the first quarter of fiscal year 2000, research and development expenses decreased to $453,000 compared to $595,000 in the same period in 1999.

         The decreased expenses in the first quarter of fiscal year 2000 relate to reduced development activity relating primarily to our allergy & asthma technology, as we decreased spending on all of our development programs due to limited financial resources. Since July 1999, we substantially cut our development efforts, primarily in the areas of third-party contract research, as we await the FDA's decision on our new drug application for docosanol 10% cream. As the decision by the FDA currently is pending, we have continued to conserve our cash resources through the first quarter of fiscal year 2000.

         General and Administrative Expenses - During the first quarter of fiscal year 2000, general and administrative expenses increased to $1.0 million compared to $792,000 in the same period in fiscal year 1999. The increased expenses for the first quarter of fiscal year 2000 primarily relate to litigation expenses, in which we were engaged in a six-week jury trial regarding matters of litigation with David H. Katz. (See Note 11.)

         Sales and Marketing Expenses - During the first quarter of fiscal year 2000, sales and marketing expenses were $83,000, compared with $688,000 in the same period in fiscal year 1999. Expenses in the first quarter of fiscal year 1999 were related to formation of a sales and marketing staff and preparation for the potential launch of docosanol 10% cream. However, because of the delays in obtaining FDA approval of our new drug application for docosanol 10% cream and our change in strategy to out-license docosanol 10% cream to SmithKline Beecham, we reduced substantially our marketing staff and marketing development efforts in the first quarter of fiscal year 2000.

         Interest Expense - Interest expense increased to $108,000 in the first quarter of fiscal year 2000 compared to $2,600 for the same period in fiscal year 1999. The increased interest expense in the first quarter of fiscal year 2000 was due to the addition of the Convertible Debenture in November 1999.

         Litigation Settlement - During the first quarter of fiscal year 2000, we recorded litigation settlement expenses of $197,504 in connection with our settlement with two former employees over their termination of employment and seeking monetary damages. (See Note 12.) There were no litigation settlement costs incurred in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed operations primarily through the sale of equity and convertible debt securities and shareholder loans. Net cash provided by financing activities from inception through December 31, 1999 was $57.4 million.

         At December 31, 1999, we had available $3.5 million of cash, cash equivalents and short-term investments and a working capital balance of $667,000, compared to cash and cash equivalents of $123,000 and a negative working capital balance of $1.1 million at September 30, 1999. The increases in cash, cash equivalents and short-term investments and working capital resulted from financing activities accomplished during the first quarter of fiscal year 2000, partially offset by operating expenses, which are discussed in "Results of Operations."

         Cash Used For Operating Activities. Net cash used for operating activities were $1.0 million during the first quarter of fiscal year 2000, compared with $2.0 million in the same period in the prior year. The reduction in the use of cash for operations was primarily due to a lower net loss for the first quarter of fiscal year 2000, use of stock options as a form of compensation to employees who had reduced salaries during the period in which we were short of cash, and the avoidance of any further purchases of raw materials inventory.

         We still are awaiting a decision by the FDA regarding our new drug application for docosanol 10% cream. If we do not obtain approval from the FDA for our new drug application for docosanol 10% cream and do not negotiate a definitive licensing agreement with SmithKline Beecham for marketing rights to docosanol 10% cream, then we expect to continue to use cash to support operations for the foreseeable future.

         Cash Used For Investing Activities. Cash for investing activities totaled $8,000 in the first quarter of fiscal year 2000, representing patent costs, partially offset by reimbursement from a vendor for returned capital equipment. Cash used for investing activities totaled $40,000 in the same period a year ago, representing patent costs of $5,000 and capital expenditures of $35,000. We maintained a low level of capital expenditures in the first quarter of fiscal year 2000, while we worked to obtain additional cash resources to support operations and investing activities.

         Cash Received from Financing Activities.

         First Quarter of Fiscal Year 2000. During the first quarter of fiscal year 2000, we completed the following financing transactions (See Note 9):

- $1,740,000 from the exercise of Class D warrants into approximately 1.3 million shares of Class A common stock, at an average exercise price of $1.38 per share;

- $1,031,000 from the exercise of Class G warrants into 750,000 shares of Class A common stock, at an average exercise price of $1.38 per share;

- $46,000 from the exercise of Class J warrants into 50,000 shares of Class A common stock, at an average exercise price of $0.91 per share; and

- $232,000 from the exercise of employee stock options into approximately 192,000 shares of Class A common stock, at an average exercise price of $1.21 per share.

         Financing Transactions After December 31, 1999. On January 31, 2000, we completed a $6 million private placement financing transaction in exchange for 2,630,137 shares of Class A common stock, for an average of $2.28 per share. We also issued warrants to acquire up to 263,014 shares of Class A common stock at an exercise price of $2.44 per share. The shares of Class A common stock are restricted until registered for resale with the SEC. Under the terms of the agreement, our stock price must achieve certain performance milestones during the next twelve months. See Item 6, "Exhibits and Reports on Form 8-K."

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

RISK FACTORS

We are a development stage company with a history of continuing losses and a limited amount of capital reserves, which created "going concern" uncertainties for our fiscal year ended September 30, 1999.

         Our auditors indicated that we needed to raise additional capital to continue as a going concern in their Independent Auditors' Report on our financial statements for fiscal year 1999. From our inception through December 31, 1999, we have generated only limited revenues and have incurred net losses totaling approximately $64 million.

         Since the Independent Auditors' Report was issued, we have raised an additional $6 million in equity capital to support operations for the next year. However, our business plan for future spending on research and development depends substantially upon receiving a favorable decision from the FDA regarding our new drug application for docosanol 10% cream and completion of a licensing agreement with SmithKline Beecham. If we do not obtain approval from the FDA of our new drug application for docosanol 10% cream and we do not enter into a license agreement with SmithKline Beecham, then we expect to continue to incur operating losses related to research and development and marketing activities for the foreseeable future.

Our ability to market and sell docosanol 10% cream is uncertain because we have not reached a final agreement with SmithKline Beecham or any other pharmaceutical company to market and sell the product in the OTC market.

         We do not have and do not expect to have in the foreseeable future the resources to manufacture or market directly on a large commercial scale docosanol 10% cream or any other proposed products that we may develop. We have entered into collaborative arrangements with manufacturing and distribution companies in our efforts to commercialize docosanol 10% cream. These collaborative arrangements likely will cause higher costs or the sharing of profits with third parties. A potential marketing partner may choose not to use any of our negotiated agreements. Due to the uncertain nature of the market's acceptance of docosanol 10% cream as a topical treatment for oral-facial herpes, we cannot assure you that any license fees and royalties from licensing docosanol 10% cream will attain a level of revenue sufficient to sustain our operations.

         The timing of the product launch for docosanol 10% cream could be delayed if our discussions and negotiations with SmithKline Beecham are delayed or extended. For example, decisions involving the licensing of a pharmaceutical product likely will involve a substantial amount of due diligence on the part of both us and SmithKline Beecham. In addition, our ability to negotiate terms of the amount of advertising and promotion expense by SmithKline Beecham may be limited. We cannot provide any assurance that, if a license agreement is negotiated, we and SmithKline Beecham will develop effective advertising or that consumers will select our product.

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

         We cannot assure you that the FDA will approve docosanol 10% cream as an OTC product or that the FDA will approve our proposed OTC labeling. Failure to receive FDA marketing approval could affect materially and adversely our business operations and financial condition.

         On October 29, 1999, the Center for Drug Evaluation and Research informed us that the clinical data on the effectiveness of docosanol 10% cream in treating recurrent oral-facial herpes would be sufficient for approval as an OTC product, pending an acceptable audit of the data in one of the clinical studies presented in our new drug application. The FDA asked that we submit proposed product labeling for an OTC product, which we have completed. We are currently awaiting FDA assessment of the site audit and evaluation of our proposed product labeling.

Neither we nor our licensees may successfully sell docosanol 10% cream as an OTC product.

         If we and/or our licensees pursue commercialization of docosanol 10% cream as an OTC product for cold sores/fever blisters, then we will face the following risks in our efforts to market this product:

- potential delays in achieving timely compliance with FDA regulations for marketing an OTC product;

- development in a timely manner of a professional marketing staff and sales communications program to launch the product;

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

         If successfully launched by us or a marketing partner, then docosanol 10% cream will compete with several prescription products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Most of our competitors, including Glaxo-Wellcome Inc., have greater financial resources, research and development facilities and manufacturing and marketing experience than we do. Docosanol 10% cream may not achieve commercial success in this intense competitive environment, which would severely impact our revenues.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

         We are exposed to various foreign trade risks relating to the continued development of docosanol 10% cream by foreign licensees. We also may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially out of our control. Specific risks that could impact significantly our ability to deliver products abroad include:

- changes in the regulatory and competitive environments in foreign countries;

- changes in a specific country's or region's political or economic conditions;

- difficulty in finding foreign partners with sufficient capital to effectively launch the product;

-        shipping delays;

-        difficulties in managing operations across disparate geographic areas;

-        fluctuations in foreign currency exchange rates;

- difficulties associated with enforcing agreements through foreign legal systems; and

-        trade protection measures such as customs duties and export quotas.

Our failure to comply with government regulations regarding the development, production, testing, manufacturing and marketing of docosanol 10% cream and our other products may affect adversely our operations.

         Governmental authorities in the U.S., including the FDA, and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. Although we have completed the development of docosanol 10% cream and are waiting for the FDA's approval, we may not obtain regulatory approval for it or any of our other proposed products.

         Failure to obtain, or delays in obtaining, these approvals will affect adversely our business operations, including our ability to commence marketing of any proposed products. We expect to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

Unsuccessful research and development programs for proposed new products could affect negatively our business.

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

Difficulties in acquiring in-licensed technologies that we believe are necessary to fill our product development pipeline may negatively affect our stock price and restrict our growth.

         We will face intense competition for these in-licensed products and technologies. In addition, we might not locate suitable products and technologies to fit our strengths or obtain them on acceptable terms, or have the financial resources to develop products from the in-licensed technology. Our inability to add these technologies and products to our product development pipeline will hinder our growth and may affect negatively our business.

         Our business strategy is to in-license products and/or technologies at various stages in the drug development pipeline. To achieve this objective, we must have the financial resources to acquire and/or in-license new products and technologies and develop and market the products, once approved. For example, we signed a letter of intent with IriSys Research and Development, LLC in February 1999 to license world-wide rights to a product intended for use in a condition associated with neurodegenerative diseases and pain. However, due to limited financial resources in fiscal year 1999, we deferred negotiations of a final agreement with IriSys to in-license the product. We can provide no assurance that we will in-license this or any other product or technology.

Our failure to retain key management and scientific personnel could affect negatively our business.

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

Our inability to obtain or maintain patent protections for our products in foreign markets may affect negatively our financial condition.

         The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S., which may delay our plans to market and sell docosanol 10% cream in the international market place. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our inability to obtain or maintain patent protections for docosanol 10% cream in foreign markets would hamper severely our ability to generate international sales from our first proposed product.

If we do not protect our technical innovations, then our business may be negatively affected.

         We rely substantially on confidentiality agreements to protect our innovations. We cannot assure you that secrecy obligations will be honored, or that others will not develop independently similar or superior technology. In addition, if our consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, then disputes may arise as to the proprietary rights to this information in which we may not receive a favorable resolution.

Developing new pharmaceutical products for human use involves product liability risks, for which we currently have limited insurance coverage.

         The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. We have maintained product liability insurance coverage for our clinical trials in the amount of $2 million per incident and in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not cover sufficiently all possible liabilities. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

Our Class A common stock was delisted from the Nasdaq National Market System and now trades on the OTC Bulletin Board.

         Because our Class A common stock currently trades on the OTC Bulletin Board, shareholders are exposed to various risks, including:

- the liquidity of our Class A common stock is significantly lower as an OTC Bulletin Board traded security;

- the OTC Bulletin Board does not provide the same level of service or information to our shareholders; and

- various brokers may be restricted in making recommendations to their clients about our Class A common stock.

         We can provide no assurance as to how quickly we can regain compliance with the Nasdaq listing requirements, if ever.

We may issue additional shares of our Class A common stock that may dilute the value of our common stock to current shareholders and may affect adversely the market price of our common stock.

         If we raise additional capital by issuing equity securities at a price or a value per share less than the then current price per share of Class A common stock, then the value of the shares of Class A common stock then outstanding will be diluted or reduced. For example, we potentially may issue and register up to 8,137,388 shares of our Class A common stock under a two-year, $13 million equity line agreement with Promethean Investment Group, L.L.C. that could result in dilution in your ownership position in the company. Depending on the price per share of our Class A common stock during the next two years, we may need to register additional shares for resale to access the full amount of financing available.

         In addition, there will be a dilutive effect on the shares of our Class A common stock from the conversion or exercise of other outstanding securities. As of February 9, 2000, the following securities exercisable or convertible into shares of Class A common stock were outstanding:

- stock options to purchase an aggregate of 7,387,553 shares of Class A common stock (at exercise prices ranging from $0.30 to $6.44 per share) and 28,000 shares of Class B common stock (at an exercise price of $0.50 per share);

- Class G stock purchase warrants exercisable into 3,635,783 shares of Class A common stock (at an exercise price of $1.375 per share);

- Class H stock purchase warrants exercisable into 100,000 shares of Class A common stock (at an exercise price of $2.40 per share);

- The remaining portion of the Class I stock purchase warrant exercisable into 368,000 shares of Class A common stock (at an exercise price of $0.78125 per share);

- Class J stock purchase warrants exercisable into 50,000 shares of Class A common stock (at exercise price of $0.9144 per share);

- Class K stock purchase warrant exercisable into 375,000 shares of Class A common stock (at an exercise price of $1.125 per share);

- Class L stock purchase warrant exercisable into 55,000 shares of Class A common stock at an exercise price of $1.1875 per share;

- Class M stock purchase warrants exercisable into 467,288 shares of Class A common stock at an exercise price of $1.284 per share;

- Class N stock purchase warrants exercisable into 263,014 shares of Class A common stock at an exercise price of $2.44 per share; and

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         David H. Katz Litigation - On April 30, 1998, Dr. David H. Katz filed a complaint in the San Diego Superior Court, making numerous claims related to the termination of his employment as our president. Mrs. Lee Katz, Dr. Katz' wife, later joined in the lawsuit and raised claims related to her stock options. On October 30, 1998, we filed a cross-complaint against Dr. Katz and Mrs. Katz for Dr. Katz' breach of his fiduciary duties as a director and officer of our company, and the assignment by Dr. Katz and Mrs. Katz to our company of any interest that they may possess in a pending patent application pertaining to our proprietary IgE down regulation technology. The following claims are still pending before the court:

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

         Other Litigation - On January 29, 1999, two former employees filed a lawsuit in San Diego Superior Court, making several claims related to our termination of their employment and seeking monetary damages. On November 12, 1999 we reached a settlement before a settlement judge, which included a commitment to issue an aggregate of 160,000 shares of Class A common stock to these former employees. On January 28, 2000, we executed a written settlement agreement and mutual general release with the former employees to settle all outstanding disputes between the parties; the lawsuit was dismissed on January 28, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Current Reports on Form 8-K

        On October 4, 1999, we filed a Current Report on Form 8-K, reporting that we had received an action letter from the FDA on September 24, 1999, which confirmed an earlier request by the

         FDA for additional clinical data to support of our new drug application for docosanol 10% cream. We also reported that The Nasdaq Stock Market had delisted our Class A common stock from trading on the Nasdaq National market effective September 17, 1999. Further, we reported that on Monday, September 20, 1999, our Class A common stock began trading on the over-the-counter Bulletin Board under the symbol AVNR.OB.

         On December 3, 1999, we filed a Current Report on Form 8-K, reporting that we had entered into a loan agreement for $1.5 million in financing from two international financial lenders.

         On February 4, 2000, we filed a Current Report on Form 8-K, reporting that we had completed a $6 million private placement financing with three accredited investors.


(b)      Exhibits

4.1     --       Loan Agreement, dated as of November 23, 1999, with AMRO
                 International, S.A. and Endeavour Capital Fund, S.A. (1)

4.2     --       Form of 11% Convertible Debenture (1)

4.3     --       Form of Stock Purchase Warrant (1)

4.4     --       Registration Rights Agreement, dated as of November 23, 1999, with AMRO International, S.A and Endeavour Capital Fund, S.A.
                 (1)

4.5     --       Amendment No. 1 to Rights Agreement, dated November 30, 1999, with American Stock Transfer & Trust Company (1)

27.1    --       Financial Data Schedule


--------------------

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




Signature                                     Title                                 Date
---------                                     -----                                 ----
/s/ Gerald J. Yakatan, Ph.D.           President and Chief                          February 14, 2000
-----------------------------          Executive Officer
Gerald J. Yakatan, Ph.D.              (Principal Executive Officer)


/s/ Gregory P. Hanson                  Vice President, Finance and Chief            February 14, 2000
-----------------------------          Financial Officer
Gregory P. Hanson                      (Principal Financial and
                                       Accounting Officer)