Form 10-Q
period 2000-03-31
AVANIR PHARMACEUTICALS
filed 2000-05-15
CIK 858803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             ----------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2000                 Commission File No. 0-18734

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

The number of shares of Common Stock of the Registrant issued and outstanding as of May 10, 2000:

        Class A Common stock, no par value             55,081,086
        Class B Common stock, no par value                 65,000

================================================================================

                             AVANIR PHARMACEUTICALS

                                    FORM 10-Q

                      For the quarter ended March 31, 2000

                                      Index

                                                                                  Page
                                                                                  ----
 PART I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Balance Sheets at March 31, 2000 and September 30, 1999 ..............   3

            Statements of Operations for the three and six month periods ended March 31, 2000 and 1999 and for the period from
            August 31, 1988 (Inception) to March 31, 2000 ........................   4

            Statements of Cash Flows for the six month periods ended
            March 31, 2000 and 1999 and for the period from
            August 31, 1988 (Inception) to March 31, 2000 ........................   5

            Notes to Financial Statements ........................................   6

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ............................................  12

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk ...........  22

 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings ....................................................  22

 Item 4.    Submission of Matters to a Vote of Security Holders ..................  23

 Item 6.    Exhibits and Reports on Form 8-K .....................................  23

 SIGNATURES ......................................................................  25

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEETS (UNAUDITED)


                                                                           MARCH 31,        SEPTEMBER 30,
                                                                             2000               1999
                                                                         ------------       ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $ 11,723,272       $    122,674
      Receivable - Insurance (net of allowance for
                              non-payment of $189,011)                                            76,499
      Receivables - license fee                                               500,000
      Inventory                                                               111,901            111,901
      Prepaid                                                                 206,195            263,004
      Restricted cash                                                                             57,158
      Other                                                                     4,978              1,692
                                                                         ------------       ------------
         Total current assets                                              12,546,346            632,928

PROPERTY - at cost (less accumulated depreciation of
               $518,069 and $496,726)                                         159,641            219,361
PATENT COSTS (less accumulated amortization of
               $101,064 and $101,473)                                         597,175            617,741
DEFERRED COSTS                                                                 40,846            100,000
LONG-TERM INVENTORY                                                           111,901            111,901
OTHER ASSETS                                                                   52,050             83,284
                                                                         ------------       ------------
         TOTAL                                                           $ 13,507,959       $  1,765,215
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $    705,279       $  1,173,068
    Accrued expenses and other liabilities                                    124,236            221,207
    Accrued compensation and payroll taxes                                    292,518            123,068
    Note payable                                                               69,497            183,676
                                                                         ------------       ------------
         Total current liabilities                                          1,191,530          1,701,019

COMMITMENTS (Notes 7 and 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
      Series D - no par value, 500 shares                                     898,586
                 authorized; 100 shares issued
                 and outstanding

SHAREHOLDERS' EQUITY
    Preferred Stock - 10,000,000 shares authorized;
                      and outstanding no shares issued
    Common stock - no par value:
         Class A - 99,288,000 shares authorized;
                   54,446,686 and 45,017,063 issued and outstanding        80,061,469         62,195,950
         Class B - 712,000 shares authorized; 440,000
                   shares issued and outstanding (convertible                  38,270             38,270
                   into  Class A common stock)
    Deficit accumulated during development stage                          (68,681,896)       (62,170,024)
                                                                         ------------       ------------
         Total shareholders' equity                                        11,417,843             64,196
                                                                         ------------       ------------
         TOTAL                                                           $ 13,507,959       $  1,765,215
                                                                         ============       ============

See notes to the financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                           AUGUST 31,
                                      THREE MONTHS ENDED                     SIX MONTHS ENDED                 1988
                                          MARCH 31,                             MARCH 31,                  (INCEPTION)
                               -------------------------------       -------------------------------       TO MARCH 31,
                                   2000               1999               2000               1999               2000
                               ------------       ------------       ------------       ------------      -------------
REVENUES:
 License fees/contract
   services                    $  1,000,000                          $  1,000,000                          $  5,507,625
 Federal research grants                                                                                        940,646
 Interest and other                  42,978       $     37,547             51,015       $    109,389          4,888,829
                               ------------       ------------       ------------       ------------       ------------
   Total revenues                 1,042,978             37,547          1,051,015            109,389         11,337,100
                               ------------       ------------       ------------       ------------       ------------

EXPENSES:
 Research and development           489,733            985,794            942,735          1,580,464         39,429,590
 General and
   administrative                   921,440          1,211,579          1,925,805          1,780,217         27,038,027
 Sales and marketing                168,807             75,632            251,498            986,692          2,518,504
 Litigation settlement            3,900,000                             4,097,504                             4,881,403
 Interest                           237,744              1,508            345,345              4,124          5,618,200
 Cost of contract services                                                                                      533,270
                               ------------       ------------       ------------       ------------       ------------
   Total expenses                 5,717,724          2,274,513          7,562,887          4,351,497         80,018,996
                               ------------       ------------       ------------       ------------       ------------
NET LOSS                       $ (4,674,746)      $ (2,236,966)      $ (6,511,872)      $ (4,242,108)      $(68,681,896)
                               ============       ============       ============       ============       ============
NET LOSS
ATTRIBUTABLE TO
COMMON
SHAREHOLDERS                     (4,679,332)        (2,236,966)        (6,516,458)        (4,242,108)       (68,711,042)
                               ============       ============       ============       ============       ============
NET LOSS PER SHARE             $      (0.09)      $      (0.05)      $      (0.14)      $      (0.10)
                               ============       ============       ============       ============
WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING                      50,438,776         40,991,359         48,047,954         40,882,698
                               ============       ============       ============       ============

See notes to the financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    SIX MONTHS ENDED             AUGUST 31, 1988
                                                                        MARCH 31,                (INCEPTION) TO
                                                             ------------------------------          MARCH 31,
                                                                 2000               1999               2000
                                                             ------------       -----------      ----------------
OPERATING ACTIVITIES:
Net loss                                                     $ (6,511,872)      $(4,242,108)      $(68,681,896)
Adjustments to reconcile net loss to net cash used for
   operating activities:
Depreciation and amortization                                      71,086            69,247          1,155,204
Non-cash interest expense                                         402,990            17,620          4,697,297
Technology license fee                                                                               3,545,713
Compensation paid with common stock and stock options             388,855            27,226          1,262,041
Gain/loss on sales of assets                                        5,224                                5,224
Compensation forgiven by stockholder                                                                    66,923
Imputed interest on technology license fee                                                              82,613
Changes in assets and liabilities
   Accounts receivables                                          (423,501)           67,673           (500,000)
   Stock subscription receivable                                                   (200,000)
   Inventory                                                                       (111,901)          (111,901)
   Prepaid and other                                              187,339           (56,824)          (329,700)
   Organizational costs                                                                                (20,242)
   Deferred costs                                                  59,154          (253,830)           (40,846)
   Accounts payable                                              (467,789)          300,018            705,279
   Litigation settlements paid with common stock                4,097,504                            4,097,504
   Accrued expenses and other liabilities                        (107,073)           76,226            297,811
   Accrued compensation and payroll taxes                         169,450            19,446            292,518
                                                             ------------       -----------       ------------
     Net cash used for operating activities:                   (2,128,633)       (4,287,207)       (53,476,459)
INVESTING ACTIVITIES:
   Patent and licensing costs                                     (32,904)          (64,619)          (752,118)
   Capital expenditures/divestitures                                1,556           (44,855)          (827,910)
                                                             ------------       -----------       ------------
     Net cash used for investing activities                       (31,348)         (109,474)        (1,580,028)
FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock        14,029,773         2,055,518         55,342,256
   Proceeds from issuance of convertible notes payable          1,500,000                           21,000,000
   Debt issue costs                                              (155,015)                          (1,222,425)
   Repayment of convertible notes payable                      (1,500,000)                          (4,173,217)
   Stock issue costs                                                               (111,128)        (3,147,625)
   Advances for purchase of common stock                                                               125,000
   Collection of notes receivable for common stock                                                      14,525
   Proceeds from stockholders loans                                                                    322,788
   Repayment of stockholder loans                                                                     (322,788)
   Proceeds from issuance of subordinated notes payable            16,277                              555,027
   Repayment of subordinated notes payable                       (130,456)                            (755,456)
   Payment on technology license fee                                                                  (958,326)
                                                             ------------       -----------       ------------
     Net cash provided by financing activities                 13,760,579         1,944,390         66,779,759
                                                             ------------       -----------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           11,600,598        (2,452,291)        11,723,272
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  122,674         6,508,341
                                                             ------------       -----------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 11,723,272       $ 4,056,050       $ 11,723,272
                                                             ============       ===========       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                $    345,345       $     4,124       $  1,460,593
                                                             ============       ===========       ============

See notes to the financial statements

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The unaudited financial statements presented in this quarterly report have been prepared in accordance with the instructions to Form 10-Q under
Section 13 or 15(d) of the Securities Exchange Act of 1934. These statements should be read with the audited financial statements and the accompanying notes included in AVANIR Pharmaceuticals' Annual Report on Form 10-K for the fiscal year ended September 30, 1999. In management's opinion, the financial statements include all adjustments, consisting only of normal recurring accruals that are necessary to summarize fairly the company's financial position as of March 31, 2000, and the results of operations for the three and six months ended March 31, 2000 and from August 31, 1988 (Inception) to March 31, 2000. The results of operations for the three and six months ended March 31, 2000, may not be indicative of the results that may be expected for the fiscal year ending September 30, 2000.

2.      GOING CONCERN

        We have prepared the accompanying financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception and have not yet received approval of our new drug application for docosanol 10% cream from the U.S. Food and Drug Administration. As a result, we have not generated any significant revenues from our licensed products. The report from our auditors for the fiscal year ended September 30, 1999 contains an explanatory paragraph referring to the status of our ability to continue as a going concern. During the first two quarters of fiscal year 2000, we received over $13 million from equity financing activities, including the sale of $6 million in Class A common stock and $7 million from the exercise of stock purchase warrants and stock options. All of the funds received from the equity financing activities and exercises of stock options and warrants will be used for working capital purposes to support operations in the event of any delay in a decision from the FDA regarding our new drug application.

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

5.      INVENTORY

        In November 1998, we purchased the active ingredient in docosanol 10% cream at a cost of $223,800. We estimate that 50% of the raw materials purchased are current assets because we expect that at least one-half of the raw materials will be sold within the next year. We have classified the remaining 50% of the raw materials inventory on our balance sheet as part of other assets. We record the value our inventories at the lower of cost (first-in, first-out) or market price.

6.      DEFERRED COSTS

        Deferred costs at March 31, 2000 and March 31, 1999 of $40,846 and $100,000, respectively, relate to an equity line investment agreement dated January 22, 1999. Our policy is to record the costs associated with establishing the equity line as deferred assets so long as there is a reasonable likelihood of the equity line being drawn down and to expense these costs immediately when the equity line will not be drawn down. Because we still could draw on some or all of this equity line, we have recorded the costs as deferred costs and are amortizing the costs over the 24-month term of the equity line.

7.      REDEMPTION OF 11% CONVERTIBLE DEBENTURES

        Loan Agreement - On November 23, 1999, we entered into a loan agreement for $1.5 million in financing from two international financial lenders. On November 24, 1999 and November 29, 1999, respectively, we issued to each lender an 18-month convertible debenture, with an interest rate of 11% payable quarterly in arrears. Under the loan agreement, we had the option to pay back the outstanding principal and accrued interest on each convertible debenture within the first 100 days from its issuance date before the lender was entitled to convert the convertible debenture into shares of Class A common stock. On February 4, 2000, we redeemed the $1.5 million in outstanding convertible debentures plus $28,151 in accrued and unpaid interest. We paid a 5% redemption premium in connection with the redemption of these debentures.

        Stock Purchase Warrant - In connection with redeeming the convertible debentures, one-third of the aggregate 584,112 shares of Class A common stock underlying the Class M stock purchase warrants issued to the lenders were cancelled on February 4, 2000. The remaining two-thirds of the Class A common stock underlying the Class M stock purchase warrants, or 389,408 shares issuable upon exercise of the warrants were fully vested on November 24, 1999. Because we redeemed the convertible debentures within the first 100 days from their respective issuance dates, each lender may only exercise 194,704 shares underlying its Class M stock purchase warrant at an exercise price of $1.284 per share. Additionally, because we have redeemed each of the convertible debentures in full, the placement agents may only exercise an aggregate of 77,881 shares underlying their Class M stock purchase warrants at an exercise price of $1.284 per share.

8.      DEBT ISSUE COSTS

        We incurred $155,015 in debt issue costs related to the issuance of the convertible debentures on November 23, 1999. (See Note 7.) The debt issue costs were fully amortized between November 23, 1999 and February 4, 2000. Between November 23, 1999 and December 31, 1999 we amortized $57,356 in debt issue costs. Between January 1, 2000 and February 4, 2000, we amortized the balance of $97,659 in debt issue costs.

9.      SHAREHOLDERS' EQUITY

        Preferred Stock - Preferred stock consists of Series C Junior Participating Preferred Stock and Redeemable Series D Convertible Preferred Stock. On March 31, 2000, 100 shares of Redeemable Convertible Series D Preferred Stock were outstanding.

        Redeemable Series D Convertible Preferred Stock and Class J Stock Purchase Warrants - On February 18, 2000, we received $1 million in exchange for issuing 100 shares of Redeemable Convertible Series D Preferred Stock and Class J Stock Purchase Warrants to purchase 50,000 shares of Class A common stock. We issued these Series D shares pursuant to the terms of a securities purchase agreement that we entered into with several accredited investors on March 22, 1999 to obtain up to $5 million in financing through the sale of Series D shares and Class J Stock Purchase

Warrants. The investors' purchase of an additional $1 million in Series D shares and Class J Stock Purchase Warrants on February 18, 2000 was pursuant to the investors' exercise of an option to purchase these additional securities under similar terms as the March 1999 financing. At the initial closing on March 31, 1999, we had received $2 million in exchange for issuing to the investors 200 Series D shares and related Class J Stock Purchase Warrants to purchase an aggregate of 100,000 shares of Class A common stock. By September 30, 1999, the investors had converted all of the 200 Series D shares issued at the initial closing into 4,075,771 shares of Class A common stock.

        The Series D holders may convert any or all of the shares of Redeemable Series D Convertible Preferred Stock that they acquire into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

    - the Fixed Conversion Price - an amount equal to $2.715 per share of Class A common stock; or

    - the Variable Conversion Price - an amount equal to 86% of the market price of our Class A common stock, defined as the lower of:

        - the average of the five lowest trading prices per share of Class A common stock on The American Stock Exchange during the 25 trading days immediately preceding a given date of determination, where trading price is determined as the average of the high and low trading prices of our Class A common stock on a particular trading day; or

        - the average of the high and low trading price per share of Class A common stock on The American Stock Exchange on the date of determination.

        On the date of issuance, the exercise price of the Class J Stock Purchase Warrants issued in connection with the $1.0 million in financing was set at 120% of the market price for Class A common stock (as defined in the Certificate of Determination that the company filed with the California Secretary of State on March 26, 1999) or $2.715 per share for the February 18, 2000 issuance. We estimated the value of the warrants to be $106,000, which we credited (added) to Class A common stock and reported the same as a discount to the Redeemable Series D Convertible Preferred Stock, which will be accreted over the three-year life of the Redeemable Series D Convertible Preferred Stock or sooner if converted to Class A common stock. We estimated the value of the beneficial conversion feature of the Redeemable Series D Convertible Preferred Stock at the time of issuance to be $138,222. We will record the effect of the beneficial conversion feature on May 3, 2000, which is 75 days after issuance and the date which the variable conversion price changes from 100% to 86% of market price.

        Class A Common Stock - Between January 1, 2000 and March 31, 2000, we issued an aggregate of 2,991,703 shares of Class A common stock in connection with the exercise of $4,113,592 in stock purchase warrants and 225,503 shares of Class A common stock in connection with the exercise of $375,699 in employee stock options. Details of the transactions are shown in the table below.

   WARRANTS                                          AMOUNT         AVERAGE PRICE
   EXERCISED             DATES           SHARES      RECEIVED         PER SHARE
----------------   -----------------   ---------    ----------      --------------
Class D warrants   01/01/00-03/31/00     112,970     $ 155,334          $1.3750
Class G warrants   01/01/00-03/31/00   2,878,733    $3,958,258          $1.3750
                                       ---------    ----------          -------
    Total                              2,991,703    $4,113,592          $1.3750

  STOCK OPTIONS                                   AMOUNT    AVERAGE PRICE
   EXERCISED             DATES          SHARES    RECEIVED     PER SHARE
---------------    -----------------    -------   --------  -------------
Employees          01/01/00-03/31/00    225,503   $375,699      $1.666

        $6 Million Private Placement - On January 31, 2000, we closed a $6 million private placement financing with three accredited financial institutions, in which we issued 2,630,137 shares of Class A common stock and warrants to purchase an additional aggregate of 263,014 shares of Class A common stock at an exercise price of $2.44 per share. We paid financial advisory and finders' fees of $480,000 in connection with this financing arrangement and $47,049 in legal and other costs, leaving net proceeds of $5,472,951 from the financing transaction.

        Class D Warrants. The Class D warrant holders exercised warrants to purchase a total of 112,970 shares of Class A common stock at an exercise price of $1.375 per share for aggregate proceeds of $155,334. We previously recognized a portion of the exercises of Class D warrants to purchase 46,060 shares of Class A common stock that were processed after December 31, 1999 as subscriptions receivable, which amounted to $63,333 at December 31, 1999.

        Class G Warrants. As of December 31, 1999, 3,635,783 Class G warrants were outstanding. In March 2000, the Class G warrant holders exercised their rights to purchase a total of 2,878,733 shares of Class A common stock at an aggregate purchase price of $3,958,258. As of March 31, 2000, Class G warrants to purchase 757,050 shares of Class A common stock remained outstanding.

        Class I Warrants. As of December 31, 1999, Class I warrants to purchase 500,000 shares of Class A common stock were outstanding. Between January 1, 2000 and March 31, 2000, the holders exercised 250,000 warrants to purchase 176,711 shares of Class A common stock using a "cashless" exercise option. The exercise price for the Class I warrants was $0.78125 per share of Class A common stock. The market prices on the date of exercise of the Class I warrants ranged from $2.00 per share to $3.8125 per share, with an average of $2.66715 per share of Class A common stock. The average gain in value per warrant was $1.8859 per share. Therefore, the holder delivered to us 73,229 Class I warrants valued at $138,103 to pay for the purchase of 176,771 shares of Class A common stock at $0.78125 per share.

        Class J Warrants. As of December 31, 1999, Class J Stock Purchase Warrants to purchase 50,000 shares of Class A common stock at an exercise price of $0.9144 per share were outstanding. On February 23, 2000, as part of the issuance of $1 million in Redeemable Convertible Series D Convertible Preferred Stock, we issued Class J Stock Purchase Warrants to purchase an additional 50,000 shares of Class A common stock at an exercise price of $2.715 per share. We estimated the value of the warrants issued on February 23, 2000 to be $106,000, which we recorded as common stock in the accompanying financial statements, with a corresponding discount to the Redeemable Convertible Series D Convertible Preferred Stock. As of March 31, 2000, the above Class J Stock Purchase Warrants to purchase 50,000 shares of Class A common stock at $0.9144 per share and 50,000 shares of Class A common stock at $2.715 per share were outstanding.

        Class M Warrants. As of January 1, 2000, Class M warrants to purchase an aggregate of 700,934 shares of Class A common stock were outstanding at an exercise price of $1.284 per share. Two-thirds of the warrants to purchase 467,289 shares of Class A common stock were fully vested on January 1, 2000. These warrants were issued to certain lenders and investment bankers in connection with the $1.5 million in 11% convertible debentures that we issued in November 1999. At the time of issuance, we valued the warrants at $81,308, which was fully amortized at March 31, 2000. On February 18, 2000, we repaid the $1.5 million in 11% convertible debentures and the remaining one-third of the warrants to purchase an aggregate of 233,645 shares of Class A common stock were cancelled. Vesting of the warrants stopped because we repaid the debentures within the first 100 days of issuance (See Note 7.)

        Class N Warrants. At March 31, 2000, Class N warrants to purchase 263,014 shares of Class A common stock were outstanding at an exercise price of $2.44 per share. We issued these warrants to the investors who purchased Class A common stock as part of the $6 million private placement on January 31, 2000. We valued the Class N warrants at $472,478 and the sale of the Class A common stock at $5,527,522 and included both allocated values in the financial statements in common stock.

        Amortization of Discount on Convertible Debentures. At March 31, 2000, we had fully amortized the discount of $166,667 on the 11% convertible debentures, which had been recorded as equity related to the beneficial conversion feature on the convertible debentures issued in November 1999. (See
Note 7.)

        Stock Options to Officers. On March 10, 2000, we issued stock options to the officers of the company for the purchase of 375,000 shares of Class A common stock at an exercise price of $2.4701 per share. We considered the options to be nonqualified stock options under our stock option plan because they were issued at a 15% discount to the market price on the date of grant. The closing sales price for our Class A common stock on March 10, 2000 was $2.906 per share. In connection with such issuance of these stock options at a discount, we will record as compensation expense over the three-year vesting period the amount of $163,463, representing the difference in the market price on the date of issuance and the discounted price of the stock options on the date granted.

        Stock Options to Non-employee Directors. In lieu of paying cash to non-employee directors for services between January 1, 2000 and June 30, 2000, we issued stock options on December 2, 1999 for the purchase of an aggregate of 120,000 shares of Class A common stock at an exercise price of $1.55 per share. We issued these options at a 15% discount to the market price on the date of grant, and classified the issuances as nonqualified stock options according to our stock option plan. The closing sales price for our Class A common stock on December 2, 1999 was $1.8125 per share. In connection with such issuance of stock options at a discount for services, we are recording the cost as compensation expense over a six-month period of the directors' services in the total amount of $123,540.

10.     NET LOSS PER SHARE

        Net Loss Per Share - In the accompanying statements of operations for the three and six months ended March 31, 2000 and March 31, 1999, we have presented our net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the diluted EPS calculation would be anti-dilutive. Based on the our continuing net losses, implementing SFAS No. 128 has not had a material impact on net loss per share.

11.     FDA REVIEW OF DOCOSANOL 10% CREAM

        In November 1999, the U.S. Food and Drug Administration (FDA) informed us that our clinical data for docosanol 10% cream would be sufficient for approval as an over-the-counter (OTC) product, provided that the FDA finds no serious discrepancies from a site audit conducted at a clinical trial site in The Netherlands and that agreement can be reached with the Agency on labeling of the product for the OTC market. The clinical study in The Netherlands was conducted in 1992-1993 by our European partner, Yamanouchi Europe, under our investigational new drug application. We have submitted final responses to all FDA questions about our new drug application along with proposed consumer product labeling. We are unaware of any other matter at this time that the FDA must still evaluate in order to make a decision on our new drug application. We believe the FDA's internal review guidelines may allow the Agency until Monday, June 5, 2000 to make a decision on our new drug application. If our new drug application is approved by the FDA, then docosanol 10% cream will be the first OTC product for cold sore treatment that will have an FDA-approved new drug application to support claims made about the product's performance.

12.     LICENSE AGREEMENT WITH SMITHKLINE BEECHAM

        On March 31, 2000, we signed an exclusive license agreement with SmithKline Beecham (NYSE: SBH) for rights to manufacture and market docosanol 10% cream as an OTC product in the United States and Canada as a treatment for recurrent oral-facial herpes.

        Under the terms of the license agreement, SmithKline Beecham Consumer Healthcare will be responsible for all sales and marketing activities and the manufacturing and distribution of docosanol 10% cream in the exclusive markets. The terms of the license agreement provide for our company to receive license fees and milestone payments up to $25 million. The majority of the milestone payments are structured around obtaining FDA approval of our new drug application and product launch. A final portion of the payments is structured around achieving a sales performance milestone within 12 months of product launch. In addition, we expect to receive royalties for sales of docosanol 10% cream in the licensed market territory. A small portion of the $25 million was due upon signing the license agreement and has been paid and is nonrefundable. However, we will not receive the balance of milestone payments or the royalties if the FDA does not approve the use of docosanol 10% cream for sale as an OTC treatment for cold sores.

At this time, we can provide no assurance that we will:

    -   Obtain a successful site audit, as required by the FDA (see Note 11); or

    -   Agree with the FDA in a timely manner on labeling of the product.

        Furthermore, we can give no assurance that the proceeds from a marketing partnership will be sufficient to continue our other drug discovery and development programs currently underway.

13.     SUBSEQUENT EVENTS

        See Part II, Item 6 - "Exhibits and Reports on Form 8-K."

14.     RELATED PARTY

        IriSys Research and Development, LLC - On February 5, 1999, we entered into a letter of intent, subject to approval of a definitive agreement, with IriSys Research and Development, LLC ("IriSys") to license the worldwide rights to a new drug product to treat several central nervous system conditions. These include treatments of:

        (1) a condition associated neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS), multiple sclerosis, Alzheimer's Disease and stroke;

        (2)     neuropathic pain, as occurs in diabetic neuropathy, and

        (3)     intractable cough.

The terms of the agreement, if approved, would require AVANIR to make milestone payments in cash or stock to IriSys only for successful filings of a new drug application and subsequent marketing approvals by the FDA and to pay a royalty on sales. We are in the process of negotiating the final terms of this agreement with IriSys.

        Dr. Gerald Yakatan, the president and chief executive officer of AVANIR, is the founder of IriSys and is its current chairman and a majority shareholder of IriSys. Based in San Diego, IriSys is a privately held company founded by Dr. Yakatan in 1996 that engages in contract formulation development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements concerning future events or performance of AVANIR. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain such words like "estimate," "anticipate," "believe," "plan" or "expect". Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our other filings with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

        AVANIR Pharmaceuticals is a development stage company organized to market novel therapeutic products to treat human diseases. Since inception in August 1988, AVANIR has operated in one business segment - pharmaceutical product development. For the period from inception to March 31, 2000, AVANIR has incurred a cumulative net loss of $68.7 million.

        Docosanol 10% Cream: Docosanol 10% cream, a topical treatment for oral-facial herpes, which is more commonly known as cold sores or fever blisters, is our lead therapeutic product that we have been developing for over eight years. Docosanol 10% cream is currently under review by the U. S. Food and Drug Administration ("FDA") and, if approved, will be the first over the counter product in the cold sore treatment category with FDA approval. In November 1999, the FDA informed us that our clinical data for docosanol 10% cream would be sufficient for approval as an over the counter product, provided that the FDA finds no serious discrepancies from a site audit conducted at a clinical study site in The Netherlands and that agreement can be reached with the Agency on labeling of the product for the over the counter market. The clinical study in The Netherlands was conducted in 1992-1993 by our European partner Yamanouchi Europe under our investigational new drug application. We have submitted final responses to all FDA questions about our new drug application along with proposed consumer product labeling. We are unaware of any other matter at this time that the FDA must still evaluate in order to make a decision on our new drug application. We believe that the FDA's internal review guidelines may allow the Agency until Monday, June 5, 2000 to make a decision on our new drug application.

        License Agreement with SmithKline Beecham. On March 31, 2000, we signed an exclusive license agreement with SmithKline Beecham, to allow SmithKline Beecham to market docosanol 10% cream as an over the counter treatment for cold sores in the United States and Canada. Under the terms of the license agreement, SmithKline Beecham Consumer Healthcare will be responsible for all sales and marketing activities and the manufacturing and distribution of docosanol 10% cream for the licensed markets.

        The license agreement provides for our company to receive license fees and milestone payments up to $25 million. The majority of the milestone payments are structured around obtaining FDA approval of our new drug application and product launch. A final portion of the payments is structured around achieving a sales performance milestone within 12 months of product launch. In addition, we will receive royalties for sales of docosanol 10% cream. A small portion of the $25 million was due upon signing the license agreement and has been paid and is nonrefundable.

        SmithKline Beecham has the right to terminate this license agreement with us in its entirety if any governmental agency directly prevents or is likely to prevent launch of docosanol 10% cream for use as an over the counter product. Failure to receive FDA marketing approval could affect materially and adversely our business operations and financial condition. Furthermore, we can give no assurance that the proceeds from this marketing partnership will be sufficient to continue our other drug discovery and development programs currently underway.


        Other Proposed Products: We also are engaged in much earlier stages of investigation, research and/or development of several other potential therapeutic products, including potential new drugs for the treatment of allergies, asthma and inflammatory diseases and a treatment for central nervous system disorders. These additional products will not be available for sale to the market for several years, if at all.

RESULTS OF OPERATIONS--
THREE MONTHS ENDED MARCH 31, 2000

NET LOSSES

        Net losses for the second fiscal quarter ended March 31, 2000 were $4.7 million or $0.09 per share compared to $2.2 million or $0.05 per share for the same period in 1999. Litigation settlement costs during the second fiscal quarter ended March 31, 2000 were $3.9 million. Excluding litigation settlement costs, net losses for the three months ended March 31, 2000 were $775,000 or $0.02 per share, compared to $2.2 million or $0.05 per share, for the same period in 1999.

REVENUES

        Revenues increased to $1.0 million in the second quarter of fiscal year 2000 from $38,000 in the same period in 1999. The increase in revenues during the second quarter of fiscal year 2000 was primarily due to earning $1.0 million in license fees in the second quarter of fiscal year 2000 for docosanol 10% cream.

EXPENSES

        Operating Expenses - Total operating expenses increased to $5.7 million in the second quarter of fiscal year 2000 compared to $2.3 million in the same period in 1999. Operating expenses for the second quarter of fiscal year 2000 included $3.9 million in litigation settlement costs. Excluding litigation settlement costs, operating expenses for the second quarter of fiscal year 2000 were $1.8 million, representing a decrease of $457,000 from the comparable period in the prior fiscal year. A comparison of operating expenses for fiscal year 2000 compared with the prior year is described below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

        Research and Development Expenses - During the second quarter of fiscal year 2000, research and development expenses decreased to $490,000 compared to $986,000 in the same period in 1999. The decreased expenses in the second quarter of fiscal year 2000 related to continued maintenance of a smaller staff size beginning on July 1, 1999, and reduced spending on outside contract research. Research efforts declined in fiscal year 2000, as less analytical support was necessary to respond to FDA questions in the current year. Additionally, we maintained lower spending rates for other research and development projects to conserve cash while awaiting a decision by the FDA on our new drug application for docosanol 10% cream.

        General and Administrative Expenses - During the second quarter of fiscal year 2000, general and administrative expenses decreased to $921,000 compared to $1.2 million in the same period in 1999. The decrease in general and administrative expenses during the second quarter is related primarily to reduced staff size compared with a year ago and lower legal fees in 2000.

        Sales and Marketing Expenses - During the second quarter of fiscal year 2000, sales, marketing and business development expenses were $169,000 compared with $76,000 in the comparable period a year earlier. Higher expenses were incurred in the current fiscal year primarily due to the cost of development of a license agreement for docosanol 10% cream and in evaluating other license agreements for potential inlicensing of late-stage development drug candidates.

        Litigation Settlement Expense - Litigation settlement expense for the second quarter of fiscal year 2000 was $3.9 million, which amount was satisfied through the issuance of 975,000 shares of Class A common stock (see Part II, Item 1 "Legal Proceedings").

        Interest Expense - Interest expense increased to $238,000 in the second quarter of fiscal year 2000 compared to $1,500 for the same period in 1999. The increase in interest expense in fiscal year 2000 was due to the issuance of $1.5 million in 11% convertible debentures in the current fiscal year.

RESULTS OF OPERATIONS--
SIX MONTHS ENDED MARCH 31, 2000

NET LOSSES

        Net losses for the six months ended March 31, 2000 increased to $6.5 million or $0.14 per share, compared to $4.2 million or $0.10 per share, for the same period in 1999. Excluding litigation settlement costs, net losses for the six months ended March 31, 2000 were $2.4 million or $0.05 per share, compared to $4.2 million or $0.10 per share, for the same period in 1999.

REVENUES

Revenues for the six months ended March 31, 2000 increased to $1.0 million from $109,000 in the same period in 1999. License fees for docosanol 10% cream accounted for most of the difference in revenues between the two periods.

EXPENSES

        Operating Expenses - For the six months ended March 31, 2000, total operating expenses increased to $7.6 million compared to $4.4 million in the same period in 1999. Operating expenses for the first six months of fiscal year 2000 included $4.1 million in litigation settlement costs. Excluding litigation settlement costs, operating expenses for the first six months of fiscal year 2000 were $3.5 million, representing a decrease of $886,000 from the comparable period in the prior year. A comparison of operating expenses for the first six months of fiscal year 2000 compared with the same period a year ago is described below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

        Research and Development - During the first six months of fiscal year 2000, research and development expenses decreased to $943,000, compared with $1.6 million in the same period in 1999. The decrease in expenses for the first six months of fiscal year 2000 compared with the prior year represents the six-month effect of smaller staff size in fiscal year 2000 and reduced spending on outside contract research while awaiting a decision by the FDA on our new drug application for docosanol 10% cream.

        General and Administrative Expenses - For the six months ended March 31, 2000, general and administrative expenses increased to $1.9 million compared to $1.8 million in the same period of 1999. The increased expenses for the six months ended March 31, 2000 reflect the higher level of legal expenses incurred in the first three months of fiscal year 2000 compared to levels in the same period in fiscal year 1999.

        Sales and Marketing Expenses - During the first six months of fiscal year 2000, sales and marketing expenses were $251,000 compared with $987,000 in the comparable period a year earlier. Sales, marketing and business development expenses for fiscal year 2000 have decreased because AVANIR decided to outlicense docosanol 10% cream. Higher expenses in six months ended March 31, 1999 represent primarily our efforts to form a sales and marketing staff and to prepare for the launch of docosanol 10% cream as a prescription product when we were pursuing FDA approval of our new drug application as a prescription drug.

        Litigation Settlement Expense - Litigation settlement expense for the first six months of fiscal year 2000 was $4.1 million and was paid for by the issuance of 160,000 shares of Class A common stock in the first quarter of fiscal year 2000 and 975,000 shares of Class A common stock during the second quarter of fiscal year 2000 (see Part II, Item 1 "Legal Proceedings").

        Interest Expense - Interest expense increased to $345,000 in the first six months of fiscal year 2000 compared to $4,000 for the same period in 1999. The increase in interest expense in fiscal year 2000 was due to the issuance of $1.5 million in 11% convertible debentures in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, AVANIR has financed operations primarily through the sale of common stock, convertible debt securities, shareholder loans and issuances of common stock or stock options for services or employee compensation instead of cash. Net cash provided by financing activities from inception through March 31, 2000 was $66.8 million.

        Cash Balances and Working Capital - At March 31, 2000, AVANIR had available cash, cash equivalents and short-term investments of $11.7 million and working capital of $11.4 million, compared to cash and cash equivalents of $123,000 and a negative working capital balance of $1.1 million at

September 30, 1999. The increases in cash, cash equivalents and short-term investments and working capital at March 31, 2000 were due to net cash received from financing activities totaling $13.8 million during the first six months of the current fiscal year, partially offset by $2.2 million in cash used for operations and investing activities, as discussed below and in "Results of Operations." Included in cash, cash equivalents and short-term investments, and working capital balances at March 31, 2000, is $1.0 million received from the sale of 100 shares of Redeemable Convertible Series D Convertible Preferred Stock and Class J Stock Purchase Warrants to purchase 50,000 shares of Class A common stock. See Note 9 to the Financial Statements.

        Operating Activities - Net cash used to fund operating activities during the six months ended March 31, 2000 were $2.1 million, which was approximately one-half the cash used to fund operating activities during the same period in 1999. The decrease in cash used for operations is related primarily to lower net losses in the 2000 period after excluding litigation settlement costs of $4.1 million, which were paid with common stock. (see Part II, Item 1, "Legal Proceedings" for $3.9 million settlement).

        Investing Activities - We made no major purchases of capital equipment in the first six months of fiscal year 2000 and instead received a refund on other previously purchased equipment during the first six months of fiscal year 2000. Expenditures for patents were about half the levels from the comparable period in fiscal year 1999.

        Financing Activities - Net cash received from financing activities during the first six months of fiscal year 2000 totaled $13.8 million, including:

        -   $6.9 million from exercises of stock purchase warrants;

        - approximately $5.5 million, net of fees and costs, from a $6.0 million private placement with three accredited investors;

        - $1.0 million from the sale of Redeemable Series D Convertible Preferred Stock,

        -   $607,000 from exercises of employee stock options; and

        -   less repayments on smaller notes and other debt issue costs.

In the second quarter of fiscal year 2000 we repaid a $1.5 million convertible debenture that we issued in the prior quarter.

        Since inception, AVANIR has experienced negative cash flows from operations. Cash flows from operations for the next two years will depend almost solely upon whether or not the FDA approves our new drug application and SmithKline Beecham is able to launch docosanol 10% cream on a timely basis. Whether or not AVANIR receives marketing approval of docosanol 10% cream from the FDA, we expect our cash requirements will be substantial for the fiscal year ending September 30, 2000 and the following year. AVANIR's cash, cash equivalents and short-term investments of $11.7 million at March 31, 2000, while improved over levels at September 30, 1999 and December 31, 1999, may not be sufficient to implement all our programs on a timely basis, if at all. Funds will be necessary in the next several years to inlicense drugs for development, to conduct internal research and development programs, and for development of the company's proprietary monoclonal antibodies platform.

        Even with FDA approval of our new drug application, AVANIR's plans for the next 3-5 years to develop a pipeline of potential products will still likely depend on AVANIR's receipt of additional financing from time-to-time until we begin to generate sustainable positive cash flows from operations. There can be no assurance that we will be able to enter into other financing agreements with investors on attractive terms, if at all, or that the conditions of obtaining any financing will be satisfied. See "Risk Factors." Such financing activities could result in significant dilution to shareholders. We may also have to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to commercialize our other products. There can be no assurance that we can successfully obtain such additional capital or enter into the collaborative arrangements necessary to fully develop or commercialize any of our drugs on acceptable terms. Failure to raise additional capital or enter into such arrangements in a timely manner could materially and adversely affect our business, financial condition and results of operations.

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

RISK FACTORS

We are a development stage company with a history of continuing losses and a limited amount of capital reserves.

        In the Independent Auditors' Report on our financial statements for the fiscal year ended September 30, 1999, our auditors indicated that we would need to raise additional capital to continue as a going concern. From our inception through September 30, 1999, we have generated only limited revenues and have incurred net losses totaling approximately $62.1 million. Further, we expect to continue to incur operating losses related to research and development and marketing activities, unless we obtain approval from the FDA of our new drug application for docosanol 10% cream. Docosanol 10% cream still requires regulatory approval before it can be sold in the marketplace. Even if the FDA approves our new drug application for docosanol 10% cream, we cannot assure you that the approval or product launch will occur in a timely manner. If we incur any significant delays, then we would have to defer our development programs or raise additional financing earlier than we currently contemplate. We also will likely need to raise additional financing to support research and development efforts that we believe are necessary to develop other new drugs.

If our amended new drug application for docosanol 10% cream does not receive FDA approval, then our business will be materially and adversely affected.

        We cannot assure you that the FDA will approve docosanol 10% cream as an over the counter ("OTC") product or that the FDA will approve our proposed OTC labeling. SmithKline Beecham has the right to terminate this license agreement with us in its entirety if any governmental agency directly prevents or is likely to prevent launch of docosanol 10% cream as an OTC product. Failure to receive FDA marketing approval could affect materially and adversely our business operations and financial condition.

        On October 29, 1999, the Center for Drug Evaluation and Research informed us that the clinical data on the effectiveness of docosanol 10% cream in treating recurrent oral-facial herpes would be sufficient for approval as an OTC product, pending an acceptable audit of the data in one of the clinical studies presented in our new drug application. The FDA asked that we submit proposed product labeling for docosanol 10% cream as an OTC product, which we have completed. We are currently awaiting FDA assessment of the site audit and evaluation of our proposed product labeling.

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

        If approved by the FDA and successfully launched, docosanol 10% cream will compete with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Most of our competitors, including Blistex, Inc., Bayer Corp. and Schering Plough, have greater financial resources, research and development facilities and manufacturing and marketing experience than we do. Docosanol 10% cream may not achieve commercial success in this intense competitive environment, which would severely impact our revenues.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

        We are exposed to various foreign trade risks relating to the continued development of docosanol 10% cream by foreign licensees. We also may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially out of our control. Our license agreement with SmithKline Beecham initially is for the United States and Canada only, and we may not finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms, if at all. Specific risks that could impact significantly our ability to deliver products abroad include:

        - changes in the regulatory and competitive environments in foreign countries;

        - changes in a specific country's or region's political or economic conditions;

        - difficulty in negotiating a license agreement with SmithKline Beecham for foreign markets or in finding other foreign partners with sufficient capital to effectively launch the product;

        -   shipping delays;

        - difficulties in managing operations across disparate geographic areas;

        -   fluctuations in foreign currency exchange rates;

        - difficulties associated with enforcing agreements through foreign legal systems; and

        - trade protection measures, including customs duties and export quotas.

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

        Failure to obtain, or delays in obtaining, these approvals will affect adversely our business operations, including our ability to commence marketing of any proposed products. We could use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

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

        Our success depends on the performance of a small core staff of key management and scientific employees with biotech experience. Given our early stage of development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we were to lose one or more of our key scientists, then we would lose the history and knowledge that they have which could substantially delay one or more of our development programs until adequate replacement personnel could be hired and trained.

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

Our Class A common stock trades on The American Stock Exchange and could be delisted if it fails to comply with the AMEX listing requirements.

        We cannot assure you that our Class A common stock will continue to comply with the listing requirements of The American Stock Exchange. For example, our Class A common stock was delisted from trading on the Nasdaq National Market System on September 17, 1999, and traded on the OTC Bulletin Board from September 20, 1999 to April 5, 2000. Our Class A common stock started trading on The American Stock Exchange on April 6, 2000. Delisting from The American Stock Exchange could have a material adverse effect on our ability to raise additional capital on favorable terms, if at all, as well as on stockholder liquidity.

We may issue additional shares of our Class A common stock that may dilute the value of our Class A common stock to current shareholders and may affect adversely the market price of our Class A common stock.

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

In addition, there will be a dilutive effect on the shares of our Class A common stock currently issued and outstanding from the conversion or exercise of stock purchase warrants and stock options currently outstanding. As of May 5, 2000, the following securities were exercisable or convertible into shares of Class A common stock:

        - stock options to purchase an aggregate of 6,074,015 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share;

        - Class G stock purchase warrant exercisable into 757,050 shares of Class A common stock at an exercise price of $1.375 per share;

        - Class H stock purchase warrant exercisable into 100,000 shares of Class A common stock at an exercise price of $2.40 per share;

        - Class I stock purchase warrant exercisable into 11,442 shares of Class A common stock at an exercise price of $0.78125 per share;

        - Class J Stock Purchase Warrants exercisable into 50,000 shares of Class A common stock at exercise price of $0.9144 per share and 50,000 shares of Class A common stock at an exercise price of $2.715 per share;

        - Class K stock purchase warrant exercisable into 375,000 shares of Class A common stock at an exercise price of $1.125 per share;

        - Class L stock purchase warrant exercisable into 55,000 shares of Class A common stock at an exercise price of $1.1875 per share;

        - Class M stock purchase warrants exercisable into 467,290 shares of Class A common stock at an exercise price of $1.284 per share;

        - Class N stock purchase warrants exercisable into 263,014 shares of Class A common stock at an exercise price of $2.44 per share;

        - 65,000 shares of Class B common stock each convertible into one share of Class A common stock; and

        -   100 shares of Redeemable Series D Convertible Preferred Stock.

        Sales in the public market of shares of Class A common stock that underlie stock options and warrants may affect adversely the prevailing market prices for shares of Class A common stock. Negative price movements in the shares of Class A common stock likely would affect adversely our ability to obtain additional equity capital on favorable terms, if at all.

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

                       PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        AVANIR Pharmaceuticals, previously LIDAK Pharmaceuticals, David H. Katz, M.D., (the company's founder, former CEO, and a former director) and Mrs. Lee R. Katz (the wife of Dr. Katz) jointly announced a comprehensive settlement of all disputes, claims and litigation that they have asserted against each other.

        In the aftermath of a lengthy jury trial between AVANIR and the Katzes in September and October 1999, both the company and Dr. and Mrs. Katz expressly regret the expense and tribulation each have experienced as a result of actions by the other. The company specifically regrets that any of its public statements, including statements regarding cause for termination of Dr. Katz' employment, may have reflected adversely on him or provoked criticism of him by third parties. Dr. Katz regrets that any of his public statements regarding AVANIR, its directors or its officers may have reflected adversely on them or provoked criticism of AVANIR's management team by third parties. AVANIR recognizes the significant intellectual, scientific and financial contributions Dr. and Mrs. Katz have made to the development, growth and success of the company. AVANIR and the Katzes each extend best wishes to the other for their future endeavors.

        Under the settlement terms, AVANIR has conveyed to Dr. Katz shares of Class A Common Stock valued at $3.9 million, and an additional cash payment in the amount of $175,000 has been made to Dr. Katz. A portion of the settlement has been funded by the company's insurer. Dr. Katz, his wife and two daughters have, in return, assigned voting control of their stock in AVANIR, whether directly or beneficially owned, to company management for a period of 7 years, and all of Dr. Katz' outstanding stock options, exercisable into 1,827,000 shares, have been cancelled. In addition, Dr. Katz and his wife have assigned the company any and all their rights to certain technology and related patent applications pertaining to research on allergy and asthma treatments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held March 23, 2000, AVANIR's shareholders approved the following proposals:

1) To elect two directors to hold offices until the 2003 Annual Meeting of Shareholders. The following directors were elected to the Board of Directors until the 2003 Annual Meeting of Shareholders: Dennis J. Carlo, Ph.D. and Edward L. Hennessy, Jr. Votes cast in favor of each nominee totaled in excess of 46,080,000 votes.

2) To approve the 2000 Stock Option Plan pursuant to which an aggregate 2,300,000 shares of Class A Common Stock will be reserved for issuance. Votes cast in favor of this proposal totaled 36,306,269, votes cast against this proposal totaled 11,322,256, and votes abstaining totaled 426,853.

3) To ratify the selection of Deloitte & Touche LLP as AVANIR's independent auditors for the fiscal year ending September 30, 2000. Votes cast in favor of this proposal totaled 46,670,348, votes cast against this proposal totaled 1,074,402, and votes abstaining totaled 310,628.

        Management withdrew a proposal to amend our articles of incorporation to conform the articles of incorporation with our bylaws regarding the definition of a quorum for a meeting of the shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Current Reports on Form 8-K

        On February 4, 2000, we filed a current report on Form 8-K, reporting that AVANIR Pharmaceuticals had completed a $6 million private placement financing with three accredited investors.

        On February 23, 2000, we filed a current report on Form 8-K, reporting that we had received $1 million from several accredited investors in exchange for sale of 100 shares of Redeemable Series D Convertible Preferred Stock and Class J Stock Purchase Warrants to purchase 50,000 shares of Class A common stock.

        On April 19, 2000, we filed a current report on Form 8-K, incorporating by reference a press release dated March 24, 2000.

        On May 4, 2000, we filed a current report on Form 8-K, reporting that we had signed an exclusive license agreement with SmithKline Beecham to allow SmithKline Beecham to market our docosanol 10% cream as an over the counter treatment for cold sores in the United States and Canada.

(b)     Exhibits

        4.1 Registration Rights Agreement, dated as of January 25, 2000, by and among (i) AVANIR Pharmaceuticals, a California corporation, and (ii) Bayview LLC, a Cayman Islands LLC, The Endeavour
                Capital Fund, S.A., a British Virgin Islands corporation, and
                Roseworth Group Ltd., a British Virgin Islands corporation
                (collectively, the "Bayview Investors").(1)

        4.2     Form of Stock Purchase Warrant.(1)

        4.3     Certificate of Determination, dated March 26, 1999.(2)

        4.4 Form of Redeemable Series D Convertible Preferred Stock certificate.(2)

        4.5     Form of Class J Stock Purchase Warrant.(2)

        4.6 Registration Rights Agreement, dated as of March 22, 1999, by and among AVANIR Pharmaceuticals and HFTP Investment L.L.C., AG
                Super Fund International Partners, L.P., GAM Arbitrage
                Investments, Inc., Leonardo, L.P., Raphael, L.P. and Ramius
                Fund, Ltd. (collectively, the "HFTP Investors")(2)

       10.1 Common Stock Purchase Agreement, dated as of January 25, 2000, by and among AVANIR Pharmaceuticals and the Bayview
                Investors.(1)

       10.2 Securities Purchase Agreement dated as of March 23, 1999, by and among AVANIR Pharmaceuticals and the HFTP Investors.(2)

       10.3 License agreement, dated as of March 31, 2000, by and between AVANIR Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico
                Corporation(3)

       27.1     Financial Data Schedule

----------

(1) Incorporated by reference to the similarly described exhibits included with the Registrant's current report on Form 8-K, filed February 4, 2000.

(2) Incorporated by reference to the similarly described exhibits included with the Registrant's current report on Form 8-K, filed April 1, 1999.

(3) Incorporated by reference to the similarly described exhibit filed in connection with Registrant's current report on Form 8-K, filed May 4, 2000.

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

Signature                                   Title                                  Date
---------                                   -----                                  ----
/s/ GERALD J. YAKATAN          President and Chief                             May 15, 2000
---------------------------    Executive Officer
Gerald J. Yakatan              (Principal Executive Officer)


/s/ GREGORY P. HANSON          Vice President, Finance and Chief               May 15, 2000
---------------------------    Financial Officer
Gregory P. Hanson             (Principal Financial and Accounting Officer)
