Form 10-Q
period 2000-06-30
AVANIR PHARMACEUTICALS
filed 2000-08-14
CIK 858803

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



For the quarter ended JUNE 30, 2000                  Commission File No. 0-18734




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


The number of shares of Common Stock of the Registrant issued and outstanding as of August 14, 2000:

           Class A Common stock, no par value                  55,515,240
           Class B Common stock, no par value                      65,000


--------------------------------------------------------------------------------

                             AVANIR PHARMACEUTICALS
                                    FORM 10-Q

                       For the quarter ended June 30, 2000

                                      Index



                                                                                              Page
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, 1999 and
          June 30, 2000.....................................................................     3

          Consolidated Statements of Operations for the three and
          nine month periods ended June 30, 1999 and 2000 and for the
          period from August 31, 1988 (inception) to June 30, 2000..........................     4

          Consolidated Statements of Cash Flows for the nine month
          periods ended June 30, 1999 and 2000 and for the period
          from August 31, 1988 (inception) to June 30, 2000.................................     5

          Notes to Consolidated Financial Statements........................................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................    14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................    24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................    24

Item 4.   Submission of Matters to a Vote of Security Holders...............................    25

Item 6.   Exhibits and Reports on Form 8-K..................................................    25

SIGNATURES..................................................................................    26

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  JUNE 30,        SEPTEMBER 30,
ASSETS                                                                              2000              1999
                                                                                ------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 10,268,025      $    122,674
   Short term investments                                                            388,122
   Receivable - Insurance (net of allowance for non-payment of $189,011)                                76,499
   Inventory                                                                         225,353           223,802
   Prepaid                                                                           171,237           263,004
   Restricted cash                                                                                      57,158
   Other                                                                               4,925             1,692
                                                                                ------------------------------

             Total current assets                                                 11,057,662           744,829
PROPERTY - at cost (less accumulated depreciation of $542,026 and $496,726)
                                                                                     487,420           219,361
PATENT COSTS (less accumulated amortization of $92,639 and $101,473)
                                                                                     598,049           617,741
DEFERRED COSTS                                                                                         100,000
OTHER ASSETS                                                                         108,777            83,284
                                                                                ------------------------------

             TOTAL                                                              $ 12,251,908      $  1,765,215
                                                                                ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $    167,689      $  1,173,068
   Accrued expenses and other liabilities                                            460,004           221,207
   Accrued compensation and payroll taxes                                            173,834           123,068
   Note payable                                                                       30,598           183,676
                                                                                ------------------------------

             Total current liabilities                                               832,125         1,701,019

COMMITMENTS (Notes 8 and 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Series D - no par value, 500 shares authorized; 50 shares issued and              455,010
                     outstanding

SHAREHOLDERS' EQUITY
   Preferred Stock - no par value 9,999,500 shares authorized:
        Series C Junior Participating - 1,000,000 shares authorized, no shares issued or outstanding
   Common stock - no par value:
        Class A - 99,288,000 shares authorized; 55,508,869 and 45,017,063
                     issued and outstanding                                       81,251,336        62,195,950
        Class B - 712,000 shares authorized; 65,000 shares issued and outstanding (convertible into Class A common stock)
                                                                                      38,269            38,270
   Deficit accumulated during development stage                                  (70,324,832)      (62,170,024)
                                                                                ------------------------------

             Total shareholders' equity                                           10,964,773            64,196
                                                                                ------------------------------

             TOTAL                                                              $ 12,251,908      $  1,765,215
                                                                                ==============================

See notes to the financial statements

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED                NINE MONTHS ENDED            AUGUST 31, 1988
                                                  JUNE 30,                          JUNE 30,                 (INCEPTION) TO
                                      ------------------------------      ------------------------------         JUNE 30,
                                          2000              1999              2000              1999              2000
                                      ------------      ------------      ------------      ------------      ------------
REVENUES:
    License fees/contract
       services                                                           $  1,000,000                        $  5,507,625
    Federal research grants                                                                                        940,646
    Interest and other                $    162,631      $     25,879           213,646      $    135,268         5,051,460
                                      ------------      ------------      ------------      ------------      ------------

    Total revenues                         162,631            25,879         1,213,646           135,268        11,499,731
                                      ------------      ------------      ------------      ------------      ------------

EXPENSES:
    Research and                           638,616         1,118,162         1,581,351         2,698,626        40,068,207
      Development
    General and                            758,742         1,299,756         2,684,547         3,079,974        27,796,769
      administrative
    Sales and marketing                    214,336           327,409           465,834         1,314,100         2,732,840
    Litigation settlement                                                    4,097,504                           4,881,403
    Interest                                   874               620           346,220             4,745         5,619,076
    Cost of contract services                                                                                      533,270
                                      ------------      ------------      ------------      ------------      ------------

    Total expenses                       1,612,568         2,745,947         9,175,456         7,097,445        81,631,565
                                      ------------      ------------      ------------      ------------      ------------

NET LOSS                              $ (1,449,937)     $ (2,720,068)     $ (7,961,810)     $ (6,962,177)     $(70,131,834)
                                      ============      ============      ============      ============      ============

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                          $ (1,605,550)     $ (2,742,726)     $ (8,117,423)     $ (6,984,835)     $(70,316,593)
                                      ============      ============      ============      ============      ============

NET LOSS PER SHARE                    $      (0.03)     $      (0.07)     $      (0.16)     $      (0.17)
                                      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      55,181,700        41,623,194        50,417,191        41,055,355
                                      ============      ============      ============      ============


See notes to the unaudited financial statements.

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                           NINE MONTHS ENDED            AUGUST 31,1988
                                                                                JUNE 30,                (INCEPTION) TO
                                                                     ------------------------------         JUNE 30,
                                                                         2000              1999              2000
                                                                     ------------      ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                             $ (7,961,810)     $ (6,962,177)     $(70,131,834)
Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization                                           103,486           103,893         1,187,604
  Non-cash interest expense                                               402,990            17,620         4,697,297
  Technology license fee including imputed interest                                                         3,628,326
  Compensation paid with common stock and stock options                   573,170           126,748         1,446,356
  Loss on sales of assets                                                   5,224                               5,224
  Patents abandoned                                                        87,325                              87,325
  Compensation forgiven by stockholder                                                                         66,923
Changes in assets and liabilities:
   Accounts receivable                                                     76,499            93,763
   Inventory                                                               (1,551)         (223,802)         (225,353)
   Prepaid and other                                                      120,200            90,306          (284,938)
   Organizational costs                                                                                       (20,242)
   Deferred costs                                                         100,000          (285,549)
   Accounts payable                                                    (1,005,379)          311,239           167,689
   Litigation settlements paid with common stock                        4,097,504                           4,097,504
   Accrued expenses and other liabilities                                 (17,003)         (123,837)          387,880
   Accrued compensation and payroll taxes                                  50,766            56,516           173,834
                                                                     ------------      ------------      ------------
      Net cash used for operating activities                           (3,368,579)       (6,795,280)      (54,716,405)
INVESTING ACTIVITIES:
   Short term investments                                                (388,122)                           (388,122)
   Patent costs                                                           (83,530)         (111,603)         (802,744)
   Capital expenditures                                                  (105,072)          (80,578)         (934,538)
                                                                     ------------      ------------      ------------
      Net cash used for investing activities                             (576,724)         (192,181)       (2,125,404)
FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock                14,398,748         2,060,206        55,711,231
   Proceeds from issuance of convertible notes payable                  1,500,000                          21,000,000
   Debt issue costs                                                      (155,015)                         (1,222,425)
   Repayment of convertible notes payable                              (1,500,000)                         (4,173,217)
   Stock issue costs                                                                       (143,735)       (3,147,625)
   Advances for purchase of common stock                                                                      125,000
   Collection of notes receivable for common stock                                                             14,525
   Proceeds from issuance of subordinated notes payable
      - net of issue costs                                                 36,277                             575,027
   Repayment of subordinated notes payable                               (189,356)                           (814,356)
   Payment on technology license fee                                                                         (958,326)
                                                                     ------------      ------------      ------------
      Net cash provided by financing activities                        14,090,654         1,916,471        67,109,834
                                                                     ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   10,145,351        (5,070,990)       10,268,025
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          122,674         6,508,341
                                                                     ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 10,268,025      $  1,437,351      $ 10,268,025
                                                                     ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                     $    343,340      $      4,745      $  1,458,587
                                                                     ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
   Accrued leasehold improvements                                    $    245,700                        $    245,700
                                                                     ============      ============      ============
   Value of conversion discount - convertible preferred stock        $    140,000                        $    140,000
                                                                     ============      ============      ============


See notes to the unaudited financial statements

                             AVANIR PHARMACEUTICALS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

        The unaudited consolidated financial statements presented in this quarterly report include the accounts of Xenerex Biosciences, a wholly-owned subsidiary of AVANIR Pharmaceuticals. All significant intercompany accounts and transactions have been eliminated in the consolidated statements. (See Note 2.) We have prepared these unaudited consolidated financial statements in accordance with the instructions to Form 10-Q under Section 13 or 15(d) of the Securities Exchange Act of 1934. These statements should be read with the audited financial statements and the accompanying notes included in AVANIR Pharmaceuticals' Annual Report on Form 10-K for the fiscal year ended September 30, 1999. In management's opinion, the consolidated financial statements include all adjustments, consisting only of normal recurring accruals, that are necessary to summarize fairly the company's financial position as of June 30, 2000, and the consolidated results of operations for the three and nine months ended June 30, 2000 and from August 31, 1988 (Inception) to June 30, 2000. The results of operations for the three and nine months ended June 30, 2000, may not be indicative of the results that may be expected for the fiscal year ending September 30, 2000.

2.      FORMATION OF XENEREX BIOSCIENCES

        On May 30, 2000, we purchased 100% of the shares of Xenerex Biosciences, a newly formed California corporation, which we arranged to be formed for the purposes of pursuing development of a technology that appears capable of generating human monoclonal antibodies of high affinity. We presently own 100% of Xenerex Biosciences and have included such financial statements of Xenerex in the consolidated financial statements of AVANIR. Xenerex has not generated any income and it represents less than 10% of the assets shown in our consolidated financial statements. At this time, we can provide no assurance that Xenerex will be able to successfully commercialize the technology or that Xenerex will ever generate any revenues, or be profitable.

3.      GOING CONCERN

        We have prepared the accompanying consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception and only recently received approval of our new drug application for docosanol 10% cream from the U.S. Food and Drug Administration. Further, as of the nine months ended June 30, 2000, we had not earned significant license fees or royalties from SmithKline Beecham, our licensee for docosanol 10% cream, or from any other arrangement with third parties. The report from our auditors for the fiscal year ended September 30, 1999 contains an explanatory paragraph referring to the status of our ability to continue as a going concern. During the first three quarters of fiscal year 2000, our status has improved substantially, having received $13 million from equity financing activities, including the sale of $6 million in Class A common stock and $7 million from the exercise of stock purchase warrants and stock options. Further, on August 4, 2000, we received $9 million in milestone payments from one of our license agreements for docosanol 10% cream, raising total cash and cash equivalents on a consolidated basis to $18.4 million on August 4, 2000. All of the funds received from the equity financing activities and license fees will be used for working capital purposes to support research and development programs and other operations.

4.      ESTIMATES

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.      RECLASSIFICATIONS

        Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

6.      RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for AVANIR in the first quarter of the year ending September 30, 2001. Interim reporting of this standard will be required. At present, we do not hold any derivative instruments nor do we engage in hedging activities. We have not yet assessed the effect of this standard on our future reporting and disclosures.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including revenues earned from collaborations between companies. We will be required to adopt SAB 101 in the fourth quarter of the fiscal year ending September 30, 2001. At present, we do not have any research collaborations that have revenue-generating milestones that would be impacted by the adoption of SAB 101. However, SAB 101 could have a material effect on the reporting of our financial position and results of operations in the future if we were to sign research collaborations that have cash payments tied to the achievement of milestones.

7.      INVENTORY

        We currently maintain a certain quantity of raw material, docosanol, which is the active ingredient in our cold sore product docosanol 10% cream, at a cost of $225,353. Per our license agreement with SmithKline Beecham, which has the manufacturing and marketing rights to docosanol 10% cream, we are required to sell our entire inventory of docosanol to them at our cost upon completion of certain tests to verify that the material meets product specifications. Therefore, we have recorded 100% of our raw materials inventory as a current asset in our consolidated balance sheet based on the expected sale within the next few months. Our policy is to record the value our inventories at the lower of cost (first-in, first-out) or market price.

8.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at June 30, 2000 includes $245,700 in leasehold improvements related to AVANIR's new office space facilities, expected to be completed by approximately September 1, 2000. We have signed an eight-year lease of 27,046.8 feet of space at a new building being constructed by the landlord and lessor, BC Sorrento LLC (see Note 9, "Lease Commitments"). We estimate our leasehold improvements will be approximately $374,598. Our construction engineers estimate that the facility was approximately 65.6% complete at June 30, 2000.

9.      LEASE COMMITMENTS

        On March 20, 2000, we signed an eight-year lease with BC Sorrento LLC for use of 27,046.8 square feet of office space in a building located at 11388 Sorrento Valley Road in San Diego, California, commencing on September 1, 2000. Our total financial commitment to the lessor for the term of the lease is $6,023,856. (See Exhibit 10.1.) In connection with this lease, we have entered into an irrevocable standby letter of credit, available through Bank of America, N.A. in the amount of $388,122, which names the lessor as the beneficiary in the event that we default on our payments to the lessor.

10.     DEFERRED COSTS

        We had no deferred costs at June 30, 2000, compared with $100,000 in deferred costs at September 30, 1999. Deferred costs at September 30, 1999 relate to a 24-month $10 million equity line investment agreement that we entered into with Promethean Investment Group on January 22, 1999. Our policy is to record the costs associated with establishing the equity line as deferred assets so long as there is a reasonable likelihood of the equity line being drawn down and to expense these costs immediately when the equity line will not be drawn down. Our likelihood of drawing on some or all of this equity line by January 22, 2000 is substantially lower than our previous expectations. Therefore, we have written off the balance of deferred costs at June 30, 2000.

11.     SHAREHOLDERS' EQUITY

        Preferred Stock - Preferred stock consists of Series C Junior Participating Preferred Stock and Redeemable Series D Convertible Preferred Stock. On June 30, 2000, 50 shares of Redeemable Series D Convertible Preferred Stock were outstanding, compared with 100 shares outstanding on March 31, 2000. We have not issued any Series C Junior Participating Preferred Stock.

        Redeemable Series D Convertible Preferred Stock and Class J Stock Purchase Warrants - On June 12, 2000, one of the holders of Redeemable Series D Convertible Preferred Stock exercised its rights to convert 50 shares, representing $500,000 in Redeemable Series D Convertible Preferred Stock and $7,603 in accrued and unpaid dividends into 288,800 shares of Class A common stock, for an average stock price of $1.7576 per share

        The remaining Series D holders may convert any or all of the shares of Redeemable Series D Convertible Preferred Stock that they acquire into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

        The Class J Stock Purchase Warrants issued in connection with the $1.0 million in financing completed on February 18, 2000, were set with an exercise price equal to 120% of the market price for Class A common stock (as defined in the Certificate of Determination that we filed with the California Secretary of State on March 26, 1999) or $2.715 per share for the February 18, 2000 issuance. We estimated the value of the warrants issued on February 18, 2000, to be $106,000, which we credited (added) to Class A common stock and reported the same as a discount to the Redeemable Series D Convertible Preferred Stock, which we are accreting over the three-year life of the Redeemable Series D Convertible Preferred Stock or sooner if converted to Class A common stock. We estimated the value of the beneficial conversion feature of the Redeemable Series D Convertible Preferred Stock to be $140,000 based on the terms of the conversion price in the agreement, which is the lesser of $2.715 per share or 86% of market price as defined in the agreement. We recorded the effect of the beneficial conversion feature of $140,000 as a dividend paid and charged the same amount to common stock.

        Class A Common Stock - Between April 1, 2000 and June 30, 2000, we issued an aggregate of 62,283 shares of Class A common stock in connection with the repricing of a financing transaction. We also issued 176,700 shares of Class A common stock in connection with the exercise of Class I stock purchase warrants and 159,400 shares of Class A common stock in connection with the exercise of stock options held by former employees and directors. Details of these and other transactions are described more fully in the discussions below and the table that follows.

        WARRANTS                                                                     AMOUNT                  AVERAGE PRICE
        EXERCISED                  DATES                  SHARES                    RECEIVED                   PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------
Class I warrants             04/01/00-06/30/00           176,700               See discussion of                 $0.78125
                                                                                Class I warrant

     STOCK OPTIONS                                                                    AMOUNT                AVERAGE PRICE
       EXERCISED                   DATES                  SHARES                     RECEIVED                  PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------

Former employees             04/01/00-06/30/00            32,900                    $  90,475                      $ 2.75
Former directors             04/01/00-06/30/00           126,500                    $ 278,500                      $ 2.20
                                                   --------------------------------------------------------------------------------

    Total/Average                                        159,400                    $ 368,975                      $ 2.31

        Repricing In Connection with $6.0 Million Private Placement - On June 6, 2000, we issued an aggregate of 62,283 shares of Class A common stock in connection with a repricing of 876,712 shares of Class A common stock purchased by three accredited financial institutions in connection with a private placement financing completed with the institutions between January 26, 2000 and January 31, 2000. In late January 2000, we issued 2,630,137 shares of Class A common stock and warrants to purchase an additional aggregate of 263,014 shares of Class A common stock at an exercise price of $2.44 per share in connection with the $6.0 million private placement. The terms of the financing agreement required the price of our Class A common stock to achieve a 20-day average of at least $2.60 per share between the 90th and the 119th day from the respective closing dates for the financing (the First Repricing Period). The 20-day average stock price during the First Repricing Period was approximately $2.43 per share or $0.17 per share below the First Repricing Price, and all three investors elected to reprice one-third of their holdings in our common stock and receive the additional shares. The price of our Class A common stock exceeded the pricing milestones for the Second Repricing Period representing the 120th day through the 149th day and the Third Repricing Period representing the 150th day through the 179th day from the respective closing dates. There remains 876,712 shares of Class A common stock that are still eligible under the Final Repricing Period by the investors if the 20-day average stock price falls below $2.85156 per share between the 180th day and the 360th day from the closing dates of January 31, 2000 for Bayview LLC and Roseworth Group Ltd. and the revised closing date of January 26, 2000 for The Endeavour Capital Fund S.A.

        Class G Warrants. As of June 30, 2000, Class G warrants to purchase 757,050 shares of Class A common stock at an exercise price of $1.375 per share were outstanding. None of the warrants were exercised between April 1, 2000 and June 30, 2000.

        Class H Warrants. As of June 30, 2000, Class H warrants to purchase 100,000 shares of Class A common stock at an exercise price of $2.40 per share were outstanding. None of the warrants were exercised between April 1, 2000 and June 30, 2000.

        Class I Warrants. As of June 30, 2000, Class I warrants to purchase 2,447 shares of Class A common stock were outstanding. Between April 1, 2000 and June 30, 2000, the holders exercised 247,553 warrants to purchase 176,700 shares of Class A common stock using a "cashless" exercise option. The exercise price for the Class I warrants was $0.78125 per share of Class A common stock. The market prices on the date of exercise of the Class I warrants ranged from $2.0000 per share to $3.8125 per share, with an average of $2.7296 per share of Class A common stock. The average gain in value per warrant was $1.94838 per share. The holder delivered to us Class I warrants to purchase 70,852 shares of Class A common stock valued at $138,047 to pay for the purchase of 176,700 shares of Class A common stock at $0.78125 per share.

        Class J Warrants. As of June 30, 2000, Class J Stock Purchase Warrants to purchase 50,000 shares of Class A common stock at $0.9144 per share and 50,000 shares of Class A common stock at $2.715 per share were outstanding. We issued Class J Stock Purchase Warrants to purchase an aggregate of 100,000 shares of Class A Common Stock at $1.05 per share on March 31, 1999 (repriced to $0.9144 per share on July 29, 1999) and 50,000 shares at $2.715 per share in connection with issuances of Redeemable Series D Convertible Preferred Stock in the amounts of $2.0 million on March 31, 1999 and $1.0 million on February 23, 2000, respectively. On November 29, 1999, one of the investors exercised its rights to purchase 50,000 shares of Class A common stock at $0.9144 per share, leaving the current balances of Class J Warrants at June 30, 2000.

        Class K Warrants. As of June 30, 2000, Class K warrants to purchase an aggregate of 375,000 shares of Class A common stock were outstanding at an exercise price of $1.125 per share. None of the warrants were exercised between April 1, 2000 and June 30, 2000.

        Class L Warrants. As of June 30, 2000, Class L warrants to purchase an aggregate of 55,000 shares of Class A common stock were outstanding at an exercise price of $1.1875 per share. None of the warrants were exercised between April 1, 2000 and June 30, 2000.

        Class M Warrants. As of June 30, 2000, Class M warrants to purchase an aggregate of 467,290 shares of Class A common stock were outstanding at an exercise price of $1.284 per share. None of the warrants were exercised between April 1, 2000 and June 30, 2000.

        Class N Warrants. As of June 30, 2000, Class N warrants to purchase 263,014 shares of Class A common stock were outstanding at an exercise price of $2.44 per share. None of the warrants were exercised between April 1, 2000 and June 30, 2000.

             Stock Options to Non-employee Directors. On April 17, 2000, we issued to our non-employee directors stock options to purchase an aggregate of 210,000 shares of Class A common stock at an exercise price of $1.70 per share for their past service to the company. We issued these options at a

15% discount to the market price on the date of grant and classified the issuances as nonqualified stock options under our 2000 Stock Option Plan. The closing sales price for our Class A common stock on April 17, 2000 was $2.00 per share. We recorded compensation expense of $63,000 in connection with these grants.

        On May 8, 2000, we issued to our non-employee directors stock options to purchase 70,000 shares of Class A common stock at an exercise price of $2.125 per share as part of a provision for an annual formula grant under the company's 1994 Stock Option Plan.

                                                                            Market Price on Date of      Compensation Expense
       Date of Grant        Options Granted           Exercise Price                  Grant                    Recorded
       -------------        ---------------           --------------                  -----                    --------
April 17, 2000                    210,000                  $   1.70                  $  2.00                    $ 63,000
May 8, 2000                        70,000                  $  2.125                  $ 2.125                        None

        Conversions of Class B Common Stock Into Class A Common Stock. On April 12, 2000, 375,000 shares of Class B common stock were converted on a one-for-one basis into Class A common stock.

12.     NET LOSS PER SHARE

        Net Loss Per Share - In the accompanying statements of operations for the three and nine months ended June 30, 2000 and June 30, 1999, we have presented our net loss per share under SFAS No. 128. Net loss per share is computed using the Basic EPS method, as the inclusion of common stock equivalents in the diluted EPS calculation would be anti-dilutive. Based on the our continuing net losses, implementing SFAS No. 128 has not had a material impact on net loss per share.

13.     FDA APPROVAL OF DOCOSANOL 10% CREAM

        On July 26, 2000, the U.S. Food and Drug Administration (FDA) informed us that our new drug application for docosanol 10% cream, a topical treatment for recurrent oral-facial herpes simplex infections, commonly known as cold sores or fever blisters, was approved for marketing in the United States as an over-the-counter (OTC) product. Docosanol 10% cream is AVANIR's first FDA-approved product and represents a significant achievement of the company after approximately ten years of research, clinical development, and working with the FDA to obtain marketing approval as an OTC product in the United States. Assuming a successful product introduction by our licensee, SmithKline Beecham, docosanol 10% cream will be the first FDA-approved product for the treatment of cold sores able to be sold without prescription. We expect the product will be available for purchase by consumers within six months of FDA approval. However, we have no control over the manufacturing, marketing, and product introduction plans because SmithKline Beecham has that responsibility under the license agreement (see Note 14).

14.     LICENSE AGREEMENTS

        On March 31, 2000, we signed an exclusive license agreement with SmithKline Beecham (NYSE: SBH) for rights to manufacture and market docosanol 10% cream as an OTC product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, SmithKline Beecham Consumer Healthcare will be responsible for all sales and marketing activities and the manufacturing and distribution of docosanol 10% cream in the exclusive markets. The terms of the license agreement provide for our company to receive license fees and milestone payments of up to $25.0 million, plus a royalty on product sales for the licensed market.

        The addition of SmithKline Beecham brings our total license agreements for docosanol 10% cream to three, which are summarized below:

---------------------------------------------------------------------------------------------------------------------------------
                   Licensee                  Country                                       Status
---------------------------------------------------------------------------------------------------------------------------------
SmithKline Beecham                     United States         They have been notified of FDA approval in U.S.
                                        and Canada           They are an exclusive  licensee  for the United  States and Canada, and have a period  of  exclusivity  for  negotiation  of  rights to unlicensed rest of world.
---------------------------------------------------------------------------------------------------------------------------------
CTS Chemical Industries, Ltd           Israel                They have been notified of FDA approval in U.S.
                                                             They are an exclusive licensee for Israel.
---------------------------------------------------------------------------------------------------------------------------------
Boryung Pharmaceuticals                Korea                 They have been notified of FDA approval in U.S.
 Company Ltd.                                                They are an exclusive licensee for Korea.
---------------------------------------------------------------------------------------------------------------------------------

        Earlier in fiscal year 2000, we notified a former licensee, Yamanouchi, that we had terminated them as a non-exclusive licensee for selected countries in Europe. We took this step earlier this year when the FDA determined that docosanol 10% cream should be approved as an OTC product and because Yamanouchi's marketing expertise lies more in the prescription drug marketing area.

        On August 4, 2000 we received $9.0 million in license fees from one of our licensees, raising the total license fees received under license agreements for docosanol 10% cream to $10.0 million for the fiscal period from October 1, 1999 through August 4, 2000.

        Our largest licensee, SmithKline Beecham, has a remaining obligation under the license agreement for making payments of up to $15.0 million to us in license fees, subject to the achievement of certain milestones, including achieving product launch, reaching a certain anniversary date from product launch, and achieving a minimum sales performance level within the first twelve months from product launch. Following product launch, we expect to receive royalties on sales of docosanol 10% cream in the licensed market territories for the life of the patents.

        We have not disclosed all of the terms in the license agreement, in particular, how much and when the terms of each of the future milestone payments are expected to be met because of, among other items, a confidentiality agreement with SmithKline Beecham. However, to the extent that milestone payments in general have a material impact on our financial statements, we intend to disclose such material payment information as reasonably practicable in our judgment in our financial statements or notes to financial statements after it occurs.

        Based on our discussions with SmithKline Beecham and our understanding of progress they have made to date regarding manufacturing and marketing of docosanol 10% cream, we expect that the product will be available for sale to the consumer before the end of December 2000. However, because manufacturing and product launch are within their control and not within our control, we cannot provide any assurance that SmithKline Beecham will either meet or beat our expectations or that there will be no significant problems that could cause significant delays to product introduction.

        After the first twelve months from the product introduction, we will no longer be eligible for milestone payments, but we expect to continue to earn royalties earned on product sales in the licensed territories for the life of the patent. Therefore, in subsequent years, our revenues from the license agreement with SmithKline Beecham for the North American market will be based solely on royalties earned on product sales in the licensed market.

        During approximately the next six months, SmithKline Beecham has a right to negotiate exclusively with us for rights to market and sell docosanol 10% cream in other territories not presently covered by license agreements, in exchange for license fees and/or royalties on product sales. We are not obligated to accept SmithKline Beecham's terms; and after the expiration of the exclusive period, we are free to negotiate with any other company for any of the remaining territories. Currently, we have exclusive license agreements with other partners in Korea and Israel. However, because each country's regulatory approval process may vary substantially in some cases from the approval process in the United States, we cannot provide any assurance that completion of regulatory approvals or completion of negotiations for other territories will occur in a timely manner if at all.

15.     RELATED PARTY

        IriSys Research and Development, LLC - On August 1, 2000, we entered into an agreement with IriSys Research and Development, LLC ("IriSys") to sublicense the exclusive worldwide rights to a patented drug combination, internally designated as AVP-923, to treat multiple central nervous system disorders. (See Exhibit 10.2.) Our license agreement includes rights to the patented technology and know-how for the development and potential marketing of products for treatments of:

        - emotional lability, which is a condition associated neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), multiple sclerosis (MS), Alzheimer's Disease (AD) and stroke;

        -    neuropathic pain, as occurs in diabetic neuropathy;

        -    symptoms of chronic and intractable cough; and

        -    two other undisclosed indications.

        The license agreement requires no upfront payments to be paid to IriSys for a drug's indication before we complete all the clinical development phases to confirm the drug's efficacy for that indication. We will be required to make milestone payments to IriSys in the following two instances for each indication:

        -    if the FDA accepts the filing of a new drug application and

        -    if the FDA approves the new drug application for marketing.

Further, if we successfully complete the clinical trials and the FDA accepts our new drug application, we will be required to pay a royalty to IriSys based on a percent of sales revenue if we market the product ourselves. If we license the product to someone else, we are required to split any revenues that we receive with IriSys. The agreement calls for certain minimum sales levels to be achieved in order for AVANIR to maintain exclusivity of the marketing rights in the licensed territories. We did not disclose all of the terms in the license agreement. However, to the extent that milestone payments and royalty payments occur, we will disclose such material financial information as reasonably practicable in our financial statements or notes to the financial statements after they occur.

        Dr. Yakatan, president and chief executive officer of AVANIR, is the chairman and a majority shareholder of IriSys. IriSys is the exclusive licensee of certain patents and a patent application as set forth under an Exclusive Patent License Agreement between IriSys and the Center for Neurologic Study, dated as of April 2, 1997. Our license agreement with IriSys was unanimously approved by the disinterested members of the board of directors. The company believes that the terms of the license agreement with IriSys are no less favorable to the company than those that could have been obtained from an unrelated party.

        AVANIR has used IriSys for other contract research work on competitively bid projects in which IriSys was the lowest bidder for the work. From September 1, 1999 through June 30, 2000, AVANIR incurred $64,000 in expenses related to contract work competitively bid and awarded to IriSys for research and formulation development work for certain of AVANIR's research and development projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements concerning future events or performance of AVANIR. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain such words like "estimate," "anticipate," "believe," "plan" or "expect". Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements, including our expectations for the timing of product introduction for docosanol 10% cream. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our other filings with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

        AVANIR Pharmaceuticals, a development stage specialty pharmaceuticals company, develops novel therapeutic products to treat chronic diseases, including docosanol 10% cream recently approved for marketing by the FDA. AVANIR recently formed a wholly owned subsidiary, Xenerex Biosciences, for the purposes of commercializing one of AVANIR's technologies, and has included Xenerex in the consolidated financial statements. Since inception in August 1988, AVANIR has operated in one business segment - pharmaceutical product development. For the period from inception to June 30, 2000, AVANIR has incurred a cumulative net loss of $70.1 million. In addition to docosanol 10% cream, our product development pipeline includes potential products in both the clinical phase as well as preclinical and advanced preclinical stages of development.

        Our development pipeline includes a patented human monoclonal antibody technology currently under commercial development by our newly formed subsidiary, Xenerex Biosciences. Other areas of development include further clinical development on docosanol in additional indications and a recently in-licensed drug, internally designated as AVP-923, for the treatment of multiple central nervous system disorders, including emotional lability, neuropathic pain and chronic cough. We expect to enter Phase II/III clinical trials for AVP-923 for the treatment of emotional lability in the fall of 2000. We also have a drug discovery program in the advanced pre-clinical stage of development for the treatment of the underlying biological causes of allergy and asthma. We are also engaged in preclinical work on novel approaches to discovering compounds with lipid lowering and anti-inflammatory activities. These other potential products will not be available commercially for sale to the market for several years, if at all.

        Docosanol 10% Cream. Docosanol 10% cream, a topical treatment for oral-facial herpes, which is more commonly known as cold sores or fever blisters, is our lead therapeutic product that was approved by the FDA on July 25, 2000. Assuming a successful introduction by SmithKline Beecham, our licensee of the drug, docosanol 10% cream or abreva(TM) as we expect it to be called, will be the first over the counter product in the cold sore treatment category to be sold to the consumer with FDA approval. We assigned the rights to use abreva(TM) to SmithKline Beecham as part of a license agreement.

        License Agreement with SmithKline Beecham. On March 31, 2000, we signed an exclusive license agreement with SmithKline Beecham, to allow SmithKline Beecham to manufacture and market docosanol 10% cream as an over the counter treatment for cold sores in the United States and Canada. Under the terms of the license agreement, SmithKline Beecham Consumer Healthcare will be responsible for all sales and marketing activities and the manufacturing and distribution of abreva(TM) (docosanol 10% cream) for the licensed markets.

        The license agreement provides for our company to receive license fees and milestone payments of up to $25 million, plus a royalty on product sales in the licensed territories for the life of the patents. As of August 14, 2000, we have received a total of $10 million under the license agreement. The remaining $15 million in milestone payments are keyed to product launch, reaching a certain anniversary from product launch, and achieving a sales performance milestone within the first twelve months of market availability. Because the milestones are substantially within the control of SmithKline Beecham, we are unable to provide any assurance that these milestones will be achieved.

        SmithKline Beecham has the right to terminate this license agreement with us in its entirety if any governmental agency directly prevents or is likely to prevent launch of docosanol 10% cream for use as an OTC product.

RESULTS OF OPERATIONS -
THREE MONTHS ENDED JUNE 30, 2000

REVENUES

        Revenues increased to $163,000 in the third quarter of fiscal year 2000 from $26,000 in the same period in 1999. The increase in revenues for the three months ended June 30, 2000 was due to additional interest earned on higher average balances of cash and cash equivalents and short-term investments during the current year.

EXPENSES

        Operating Expenses - Total operating expenses decreased to $1.6 million in the third quarter of fiscal year 2000 compared to $2.7 million in the same period in 1999. The decrease in operating expenses for the three months ended June 30, 2000, compared with the same period in the prior year is explained below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

        Research and Development Expenses - During the third quarter of fiscal year 2000, research and development expenses decreased to $639,000 compared to $1.1 million in the same period in 1999. The decreased expenses for the three months ended June 30, 2000 are due primarily to a lower rate of spending associated with preclinical development work on AVANIR's allergy and asthma technology and lower expenses related to other research, while program spending plans were being shifted to our later stage research programs, such as the recently inlicensed drug, AVP-923, and technology for development of human monoclonal antibodies.

        General and Administrative Expenses - During the third quarter of fiscal year 2000, general and administrative expenses decreased to $759,000, compared to $1.3 million in the same period in 1999. The decreased expenses for the third quarter of fiscal 2000 are primarily related to a restructuring of staff responsibilities that occurred shortly after June 30, 1999, to achieve efficiencies and smaller staff size, and lower legal expense in the quarter ended June 30, 2000, compared with the same period in 1999. Legal expenses for litigation in the current period declined by $559,000 compared with the same period in 1999.

        Sales and Marketing Expenses - During the three months ended June 30, 2000, sales and marketing expenses were $214,000, compared with $327,000 for the comparable period in the prior year. Sales and marketing expenses were lower in the three months ended June 30, 2000 because we outlicensed the manufacturing and marketing rights for docosanol 10% cream to SmithKline Beecham on March 31, 2000, thus requiring a smaller sales and marketing staff at AVANIR.

        Interest Expense - Interest expense of $874 for the three months ended June 30, 2000, were slightly higher than interest expense incurred for the same period in 1999.

NET LOSSES

        Net losses attributable to common shareholders for the quarter ended June 30, 2000 were $1.6 million or three cents per share, compared to $2.7 million or seven cents per share for the same period in 1999.

RESULTS OF OPERATIONS -
NINE MONTHS ENDED JUNE 30, 2000

REVENUES

        Revenues for the nine months ended June 30, 2000 increased to $1.2 million from $135,000 in the same period in 1999. The increase in revenues during fiscal year 2000 was due to $1.0 million in license fees earned on one of the license agreements associated with docosanol 10% cream and additional interest earned on higher average balances of cash and cash equivalents and short-term investments during the current year.

EXPENSES

        Operating Expenses - For the nine months ended June 30, 2000, total operating expenses increased to $9.2 million, including $4.1 million in litigation settlement expenses that occurred earlier in the fiscal year, compared to $7.1 million in the same period in 1999. The net change in operating expenses for the nine months ended June 30, 2000 is explained below in the discussions of research and development, general and administrative, sales and marketing, litigation settlements and interest expenses.

        Research and Development Expenses - Research and development expenses for the nine months ended June 30, 2000 decreased to $1.6 million from $2.7 million in the same period in 1999. The decreased expenses for the nine months ended June 30, 2000 are related primarily to a lower rate of spending associated with preclinical development work on AVANIR's allergy & asthma technology, lower expenses related to research on other potential drug candidates including potential candidates under consideration for in-licensing, and reduced overall staff levels for both the clinical and regulatory affairs and research departments compared with levels from the prior year.

        General and Administrative Expenses - For the nine months ended June 30, 2000, general and administrative expenses decreased to $2.7 million, compared to $3.1 million in the same period in 1999. Legal expenses related to matters of litigation were lower by $593,000 for the nine months ended June 30, 2000 compared with the same period in the prior year. Lower legal expenses for litigation in the first nine months of fiscal year 2000 were partially offset by higher expenses related to financing transactions in the current year.

        Sales and Marketing Expenses - During the nine months ended June 30, 2000, sales and marketing expenses were $466,000, compared with $1.3 million for the comparable period in the prior year. AVANIR had a substantially smaller sales and marketing staff and substantially less market research in preparation for the potential launch of docosanol cream as a prescription product in 1999. As discussed above, AVANIR has signed a license agreement with SmithKline Beecham, giving rights to SmithKline Beecham to manufacture, market and sell docosanol cream to consumer markets.

        Interest Expense - Interest expense for the nine months ended June 30, 2000 increased to $346,000 compared to $4,700 for the same period in 1999. The increase in interest expense in fiscal year 2000 was due primarily to interest on $1.5 million in redeemable convertible debentures that were outstanding from November 24, 1999 to February 3, 2000.

        Litigation Settlement - During the nine months ended June 30, 2000, we recorded litigation settlement expenses of $4.1 million in connection with our settlement of certain claims by two former employees of the company and the former chief executive and director of the company. (See Part II, "Legal Proceedings.")

NET LOSSES

        Net losses attributable to common shareholders for the nine months ended June 30, 2000 increased to $8.1 million or $0.16 per share. The net loss for the nine months ended June 30, 2000 was $4.0 million or $0.08 per share excluding $4.1 million in litigation settlement costs, which were paid for earlier in the year with common stock. This compares with a loss of $7.0 million or $0.17 per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, AVANIR has financed operations primarily through the sale of common stock, convertible debt securities, shareholder loans, issuances of common stock or stock options for services or employee compensation instead of cash, and license fees. Net cash provided by financing activities from inception through June 30, 2000 was $67.1 million.

        Cash Balances, Short-Term Investments and Working Capital - At June 30, 2000, AVANIR had available cash, cash equivalents of $10.3 million, short-term investments of $388,000 and working capital of $10.2 million, compared to cash and cash equivalents of $123,000 and a negative working capital balance of $956,000 at September 30, 1999. The increases in cash, cash equivalents and short-term investments and working capital at June 30, 2000 were due to net cash received from financing activities totaling $14.1 million during the first nine months of the current fiscal year, partially offset by $3.4 million in cash used for operating activities and $577,000 used for investing activities, as discussed below and in "Results of Operations."

        Operating Activities - Net cash used to fund operating activities during the nine months ended June 30, 2000 were $3.4 million, compared with $6.8 million during the same period in 1999. The reduction in cash used for operations for the nine months ended June 30, 2000 is primarily related to a $3.0 million lower net loss in the 2000 period after excluding litigation settlement costs of $4.1 million, which was paid with common stock earlier in the year. (see Part II, Item 1, "Legal Proceedings"). Also, a larger portion of employee and director compensation was paid with common stock in the first nine months ended June 30, 2000, compared with the same period in the prior year.

        Investing Activities - Net cash used for investing activities during the nine months ended June 30, 2000 was $577,000, compared with $192,000 in the same period in 1999. Short-term investments increased by $388,000 in the current year. Capital expenditures in the first nine months of fiscal year 2000 amounted to $189,000, which is about the same as the comparable period in 1999.

        Financing Activities - Net cash received from financing activities during the first nine months of fiscal year 2000 totaled $14.1 million, including:

        -    $6.9 million from exercises of stock purchase warrants;

        - approximately $5.5 million, net of fees and costs, from a $6.0 million private placement with three accredited investors;

        - $1.0 million from the sale of Redeemable Series D Convertible Preferred Stock,

        - $696,000 from exercises of employee stock options and sale of common stock; and

        -    less repayments on smaller notes and other debt issue costs.

In the second quarter of fiscal year 2000 we repaid a $1.5 million convertible debenture that we issued in the prior quarter.

        Cash Flows for the Future Expected to Include Receipt of One-time Milestone payments. Important changes in our cash position have taken place recently, which are more unusual in nature, including the receipt of a relatively large cash milestone payment, as well as some one-time payments for leasehold improvements to our planned new leased office space. On August 4, 2000 we received a $9.0 million milestone payment related to our license agreement for docosanol 10% cream for the North American market, bringing the total payments under that license agreement to $10.0 million in the fiscal year to date through August 4, 2000. The significance of the recent milestone payment also raised our cash balance, including cash and cash equivalents, to $18.4 million at August 4, 2000. Also, during the current quarter ending September 30, 2000, we expect to spend approximately $400,000 towards leasehold improvements to our new office building (see Note 8, "Property, Plant and Equipment") and $300,000 for relocation expenses and office equipment and furniture for the larger facility, in addition to our other operating expenses. A portion of the payments for the leasehold improvements had already been made as of August 4, 2000.

        Beyond September 30, 2000, we expect to receive the balance of $15 million under the license agreement within 18 months of the FDA's recent approval for docosanol 10% cream, provided the additional milestones are achieved (see Note 14, "License Agreements"), and a royalty on product sales. Cash flows from operations for the next two years will substantially depend on the timing of milestone payments and royalties on sales of docosanol 10% cream and on whether or not SmithKline Beecham is able to effectively market and sell docosanol 10% cream in the North American market on a timely basis. We are also working on structuring license agreements for docosanol 10% cream in other countries. Besides the international market opportunities for docosanol 10% cream, we are working on potential research collaborations related to our human monoclonal antibody technology and other indications for docosanol, but it is too early to make any predictions about the cash that could used for operating activities or received regarding any of these activities.

        For the fiscal years ending September 30, 2001 and 2002, we expect our cash requirements for research and development will be substantial. The milestone payments from SmithKline Beecham, in addition to royalties expected to be earned on sales of docosanol 10% cream, while substantial in and among themselves, may not be sufficient to support all the programs that we intend to develop. While we expect that cash to be received from milestone payments and royalties will be substantially better than our historical experience through June 30, 2000, our existing sources of cash may not be sufficient to implement all our programs on a timely basis, if at all. We believe that additional financing could still be necessary in the next several years to potentially in-license other drugs if they appear attractive for development, to conduct internal research and development programs, and to develop the company's proprietary human monoclonal antibodies platform. There can be no assurance that we will be able to enter into other financing agreements with investors on attractive terms, if at all, or that the conditions of obtaining any financing will be satisfied. See also "Risk Factors." Such financing activities could result in significant dilution to shareholders, depending on such factors as market price for our Class A common stock at the time and amount of funds to be raised.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for AVANIR in the first quarter of the year ending September 30, 2001. Interim reporting of this standard will be required. At present, we do not hold any derivative instruments nor do we engage in hedging activities. We have not yet assessed the effect of this standard on our future reporting and disclosures.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including revenues earned from collaborations between companies. We will be required to adopt SAB 101 in the fourth quarter of the fiscal year ending September 30, 2001. At present, we do not have any research collaboration s that have revenue-generating milestones that would be impacted by the adoption of SAB 101. However, SAB 101 could have a material effect on the reporting of our financial position and results of operations in the future if we were to sign research collaborations that have cash payments tied to the achievement of milestones.

RISK FACTORS

We are a development stage company with a history of continuing losses and a limited amount of capital reserves.

        In the Independent Auditors' Report on our financial statements for the fiscal year ended September 30, 1999, our auditors indicated that we would need to raise additional capital to continue as a going concern. From our inception through September 30, 1999, we had generated only limited revenues and had incurred net losses totaling approximately $62.1 million. Further, we generated an additional $8.1 million in losses through the nine months ended June 30, 2000, despite receiving $14.1 million in financing during the same period. We recently received approval from the FDA of our new drug application for docosanol 10% cream, which resulted in an additional $9.0 million in license fees paid to us on August 4, 2000. However, if our licensee docosanol 10% cream for the North American market, incurs any significant delays in manufacturing or in the market introduction for the product, we might have to defer some or all of our development programs or raise additional financing earlier than we currently contemplate. We may also need to form research collaborations to preserve existing capital or arrange for additional financing in the future to fund other research and development programs that appear to have potential for developing into new drug candidates.

If SmithKline Beecham does not manufacture and complete the product introduction for abreva(TM) (docosanol 10% cream) in a timely manner, then our business will be materially and adversely affected.

        Because we have signed a license agreement with SmithKline Beecham for manufacturing and marketing in the North American market, we cannot assure you they will make the market introduction for abreva(TM) on a timely basis. SmithKline Beecham has the right to terminate this license agreement with us in its entirety if any governmental agency directly prevents or is likely to prevent the introduction of abreva(TM) as an OTC product. Any problem or delay in introducing abreva(TM) could affect materially and adversely our business operations and financial condition.

Neither we nor our licensees may be successful in selling docosanol 10% cream as an OTC product.

        We and/or our licensees could face the following risks in our efforts to market and sell docosanol 10% cream:


        - development of a professional marketing staff and sales communications program to launch the product in a timely manner;

        - difficulty in building product awareness of a new OTC product among customers or retail store decision makers;

        - lack of consumer perception that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes; and

        - lack of widespread acceptance of docosanol 10% cream in the OTC consumer market.

Docosanol 10% cream will face intense competition from a number of existing and well-established products and the companies that market their products.

        If successfully launched, docosanol 10% cream will compete with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Most of our competitors, including Blistex, Inc., Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with docosanol 10% cream being marketed by one of the world's largest consumer healthcare companies, our licensee may not achieve commercial success in this intensely competitive environment, which would severely impact our revenues.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

        We are exposed to various foreign trade risks relating to the continued development of docosanol 10% cream by foreign licensees. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially out of our control. Our license agreement with SmithKline Beecham initially is for the United States and Canada only. While we intend to negotiate exclusively with SmithKline Beecham for approximately the next six months for licensing the product in other countries not already licensed, we may not finalize any licensing or distributorship arrangements for territories not covered by existing agreements on favorable terms, if at all. Even if we are able to obtain experienced licensees for several foreign countries, specific risks that could impact significantly our ability to deliver products abroad include:

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

Our failure to comply with government regulations regarding the development, production, testing, manufacturing and marketing of our other products may affect adversely our operations.

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

        We will face intense competition for these in-licensed products and technologies. In addition, we might not locate suitable products and technologies to fit our strengths or be able to obtain them on acceptable terms, or have the financial resources to develop products from the in-licensed technology. If we are unable to add to our existing technologies and new potential products to our product development pipeline, our growth may be limited and it may affect our business and stock price negatively. Our business strategy for growth is not only through internal development, but also through in-licensing of products, potential products and/or technologies at various stages in the drug development pipeline. To achieve this objective, we must have the financial resources to acquire and/or in-license new products and technologies and develop and market the products, if approved. We can provide no assurance that we will be successful in our in-licensing strategy or that it will have the desired effect on our future growth.

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

        Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 20 people in AVANIR and we are in the process of interviewing candidates for employment at either AVANIR or our new subsidiary, Xenerex Biosciences. The employment and employee retention agreements with several of our key employees are limited in scope and provide no real assurance that any of these people will continue their employment with our company. We do not have "key person" life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied, which would seriously jeopardize our ability to compete in the intended markets for our proposed products.

        We rely substantially on the protection of our intellectual property, with 19 worldwide docosanol patents and 24 additional docosanol-related patent applications pending. We also have ten patents issued or pending on other products and technologies, and have in-licensed the rights to market a potential product that treats multiple central nervous system disorders that has five patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:


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

        The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. We have maintained product liability insurance coverage for our clinical trials in the amount of $2 million per incident and in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not cover sufficiently all of the possible liabilities. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

Depending on the size and rate of our development programs, we may issue additional shares of our Class A common stock that may dilute the value of our Class A common stock to current shareholders and may adversely affect the market price of our Class A common stock.

           If we raise additional capital by issuing equity securities at a price or a value per share less than the then current price per share of Class A common stock, then the value of the shares of Class A common stock then outstanding will be diluted or reduced. Further, even if we were to sell common stock at prices higher than today's market, we would likely not have much control, if any, of when the investor sells the shares, which could depress our market price at that time.

In addition, there will be a dilutive effect on the shares of our Class A common stock currently issued and outstanding from the conversion or exercise of stock purchase warrants and stock options, repricing of common stock or conversion of redeemable convertible preferred stock currently outstanding. As of August 14, 2000, the following securities were exercisable or convertible into shares of Class A common stock:

        - stock options to purchase an aggregate of 6,281,015 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share;

        - Class G stock purchase warrant exercisable into 757,050 shares of Class A common stock at an exercise price of $1.375 per share;

        - Class H stock purchase warrant exercisable into 100,000 shares of Class A common stock at an exercise price of $2.40 per share;

        - Class I stock purchase warrant exercisable into 2,447 shares of Class A common stock at an exercise price of $0.78125 per share;

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

        - 876,712 shares of Class A common stock are still eligible under the Final Repricing Period by certain investors if the 20- day average stock price falls below $2.85156 per share between the 180th day and the 360th day from the closing dates, which occurred between January 26 and 31, 2000;

        - 65,000 shares of Class B common stock each convertible into one share of Class A common stock; and

        -    50 shares of Redeemable Series D Convertible Preferred Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        AVANIR's market risk exposures are related to its cash and cash equivalents and short-term investments. We invest our excess cash in highly liquid short-term investments with a substantial portion of the maturities being less than one year, which we do not believe is a significant market risk.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 24, 2000, AVANIR Pharmaceuticals, previously LIDAK Pharmaceuticals, David H. Katz, M.D., (the company's founder, former CEO, and a former director) and Mrs. Lee R. Katz (the wife of Dr. Katz) jointly announced a comprehensive settlement of all disputes, claims and litigation that they had asserted against each other.

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

        Under the settlement terms, AVANIR conveyed to Dr. Katz shares of Class A Common Stock, valued at $3.9 million, and an additional cash payment in the amount of $175,000. A portion of the settlement was funded by the company's insurer. Dr. Katz, his wife and two daughters have, in return, assigned voting control of their stock in AVANIR, whether directly or beneficially owned, to company management for a period of seven years, and all of Dr. Katz' outstanding stock options, exercisable into 1,827,000 shares, were cancelled. In addition, Dr. Katz and his wife assigned the company any and all their rights to certain technology and related patent applications pertaining to research on allergy and asthma treatments.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)     Current Reports on Form 8-K

        None.


(b)     Exhibits


         10.1       -          Standard Industrial Net Lease by and between
                               AVANIR Pharmaceuticals ("Tenant") and BC
                               Sorrento, LLC, a California limited liability company ("Landlord"), effective September 1, 2000

         10.2       -          License Agreement, dated as of August 1, 2000,
                               by and between AVANIR Pharmaceuticals
                               ("Licensee") and Irisys Research and Development,
                               LLC, a California limited liability company
                               ("IriSys")

         27.1        -         Financial Data Schedule

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


Signature                                                Title                                         Date
---------                                                -----                                         ----
/s/ GERALD J. YAKATAN, PH.D.               President and Chief                                      August 14, 2000
---------------------------                Executive Officer
  Gerald J. Yakatan, Ph.D.                 (Principal Executive Officer)

/s/ GREGORY P. HANSON                      Vice President, Finance and Chief                        August 14, 2000
---------------------------                Financial Officer
   Gregory P. Hanson                       (Principal Financial and Accounting Officer)