Form 10-K405
period 2000-09-30
AVANIR PHARMACEUTICALS
filed 2000-12-21
CIK 858803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 1-15803

                             AVANIR PHARMACEUTICALS
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                                 33-0314804
State or other jurisdiction of                           (I.R.S. Employer Identification No.)
incorporation or organization)

11388 SORRENTO VALLEY ROAD, SUITE 200, SAN DIEGO, CALIFORNIA           92121
(Address of principal executive office)                              (Zip Code)

                                 (858) 622-5200
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of Registrant's voting stock held by non-affiliates, as computed by reference to the closing sales price of the Company's Class A common stock reported on The American Stock Exchange on December 18, 2000:
$299,800,000

The number of shares of Common Stock of the Registrant issued and outstanding as of December 18, 2000:

        Class A Common Stock, no par value                            57,237,958
        Class B Common Stock, no par value                                49,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before January 26, 2000 in connection with the Registrant's Annual Meeting of Shareholders to be held on March 15, 2001 is incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of our company. You should not rely exclusively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe," "plan" or "expect." Many known and unknown risks and uncertainties may cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report and those in our other SEC filings. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

THE COMPANY

        AVANIR Pharmaceuticals and its subsidiary (collectively, "AVANIR" or the "Company") is an emerging specialty pharmaceuticals and antibody generation services company, engaged in discovery, development, and licensing of therapeutic products to treat chronic human diseases. We reached our most significant milestone in July 2000, when the U.S. Food and Drug Administration ("FDA") approved the new drug application for our lead therapeutic product, docosanol 10% cream, a topical treatment for recurrent oral-facial herpes infections, commonly known as cold sores and fever blisters. SmithKline Beecham began manufacturing and distributing docosanol 10% cream for us in the United States under the trade name Abreva(TM) in October 2000 under an exclusive license agreement for the North American market. Abreva is the first product for the treatment of cold sores to be marketed and sold in the over-the-counter market in the United States with the distinction of having an FDA-approved new drug application.

        AVANIR currently has a pipeline of therapeutic products under development. One such drug in Phase II/III development is for the potential treatment of central nervous system disorders, such as emotional lability, often found in patients suffering from multiple sclerosis, Lou Gehrig's disease, Alzheimer's disease and stroke, and for the potential treatment of neuropathic pain and chronic cough. Other drugs in preclinical stage of development are for the treatment of allergy and asthma, cholesterol lowering agents, and inflammation. AVANIR also has the opportunity to pursue other potential additional uses of docosanol 10% cream, such as for genital herpes, wound healing and minor burns, but intends to find a development partner that will share in the cost of product development for these other indications.

        In order to provide a separate focus for one of our proprietary technologies, we announced the formation of a subsidiary, Xenerex Biosciences, in August 2000, for the purposes of providing antibody generation services to other companies and developing and commercializing our own antibody therapeutic products for the treatment of a variety of diseases. We are currently in the process of validating that technology through several demonstration projects, and we are seeking research collaboration partners that are in need of human antibodies for their disease targets.

        The Company moved its offices and research facilities to a new building designed and built specifically for our use, in early September 2000. Our new address is 11388 Sorrento Valley Road, Suite 200, San Diego, California 92121. Our telephone number is (858) 622-5200; our e-mail address is info@avanir.com; and our home page address is http://www.avanir.com.

PRODUCTS

        On July 26, 2000, the FDA informed us that our new drug application for docosanol 10% cream was approved for marketing in the United States as an over-the-counter (OTC) product for the treatment of cold sores. Docosanol 10% cream is AVANIR's first FDA-approved product and represents a significant achievement of the Company after approximately ten years of research, clinical development, and working with the FDA to obtain marketing approval. Docosanol 10% cream is being marketed and sold as Abreva(TM) in the United States under a license to SmithKline Beecham and is the first FDA-approved product for the treatment of cold sores able to be sold without prescription.

        On March 31, 2000, we signed an exclusive license agreement with SmithKline Beecham, which gave them rights to manufacture and market Abreva in the United States and Canada as a treatment for cold sores. The license agreement requires SmithKline Beecham to pay AVANIR up to $25 million in license fees subject to completing various milestones leading up to the first anniversary of product launch, plus royalties on product sales in the licensed market. From inception of the agreement through November 2000, AVANIR has received $15 million in milestone payments, of which $10 million was received during fiscal 2000 and $5 million was received early in fiscal 2001. SmithKline Beecham -- one of the world's leading healthcare companies -- discovers, develops, manufactures and markets pharmaceuticals, vaccines, over-the-counter medicines and health-related consumer products.

        SmithKline Beecham began filling distribution channels for Abreva in October 2000 with shipments to selected drug stores and other outlets in the United States. Promotion of the product by SmithKline Beecham began in late November 2000. We believe it is far too early to provide any estimate of the level of consumer acceptance of the product or the amount of royalties to be earned from product sales until sales patterns, if any, have been established. Through all of fiscal 2001 and perhaps several years thereafter, AVANIR's revenues will depend substantially upon the performance of SmithKline Beecham in marketing and selling Abreva in the United States market.

        AVANIR purchases the active ingredient, docosanol, from a single supplier in Western Europe that has been approved for manufacture of the active ingredient by the FDA. AVANIR sold substantially all of the raw materials that the Company held to SmithKline Beecham for the purposes of manufacturing Abreva for the coming year. Both SmithKline Beecham and AVANIR will be relying on a single FDA-approved supplier of the active ingredient, docosanol. Any delays or problems in the manufacture of docosanol could jeopardize the supply of the active ingredient for the finished product, and the time to qualify an additional supplier could create shortages and lost sales. As a precaution, AVANIR has ordered an additional strategic supply of active ingredient from its supplier for the purposes of maintaining approximately one year's supply and will store such materials in the United States.

BUSINESS DEVELOPMENT AND LICENSING

        In addition to the exclusive license agreement with SmithKline Beecham for docosanol 10% cream in the North American market, AVANIR has exclusive license agreements for the manufacture and sale of docosanol 10% cream in the Republic of Korea and Israel. The Company intends to continue to negotiate license agreements for docosanol 10% cream for the rest of the world. The Company also intends to pursue a strategy of seeking new drug candidates for development. This strategy was initiated in fiscal 2000 with the in-licensing of a drug for the treatment of several central nervous system disorders.

        CTS Chemical Industries, Ltd. In October 2000, we sent information used to obtain approval of our new drug application in the United States to CTS Chemical Industries, Ltd. ("CTS") for their use in seeking marketing approval in Israel. We have also begun a product education program for CTS personnel. We entered into a license agreement with CTS Chemical Industries, Ltd., a subsidiary of CTS Ltd., located in Kiryat Malachi, Israel, in July 1993 for the promotion and sales of docosanol 10% cream, including obtaining governmental approvals for its manufacture and sale in that country. The agreement requires that CTS purchase its entire requirement of raw materials from AVANIR at a price to be negotiated between the two companies. Because the regulatory process in Israel is complex and unpredictable, we are unable to determine whether docosanol 10% cream will be approved for sale in Israel or how long such process might take.

        Boryung Pharmaceuticals Company, Ltd. We also sent information used to obtain approval of our new drug application in the United States to Boryung Pharmaceuticals Company, Ltd. for its use in seeking marketing approval in the Republic of Korea. We entered into a license agreement with Boryung Pharmaceuticals Company, Ltd., located in Seoul, Korea, in July 1994 for the use and sale of docosanol 10% cream in the Republic of Korea, including obtaining governmental approvals required to market and sell the product. Boryung is in the process of evaluating Korean regulatory requirements to determine whether local clinical trials are needed to support the clinical information that we provided. The agreement requires that Boryung purchase its entire requirement of raw materials from AVANIR at a competitive price and pay AVANIR a royalty on net sales of the product in the licensed territory. Because the regulatory process in the Republic of Korea is complex and unpredictable, we are unable to determine whether docosanol 10% cream will be approved for sale in that country or how long such process might take.

        Licensing Docosanol 10% Cream In Other Countries. AVANIR intends to establish license agreements for docosanol 10% cream for the rest of the world. SmithKline Beecham currently has the right to negotiate a license agreement with AVANIR for the rest of the world until the end of January 2001. If SmithKline Beecham declines or is unable to negotiate terms that are satisfactory to us during this exclusive period, we intend to seek other licensees.

        In-licensed Drug Product to Treat Central Nervous System Disorders. In August 2000, we announced the completion of a license agreement to obtain exclusive worldwide rights to a proprietary drug product, internally designated AVP-923, for the treatment of multiple central nervous system disorders including emotional lability, neuropathic pain and chronic cough. The product was licensed from IriSys Research and Development, a private San Diego contract research organization. If we successfully develop and market all three indications, we would then pursue obtaining a share of the addressable market that we believe to be in excess of $1.5 billion.

RESEARCH AND DEVELOPMENT

        AVANIR has been engaged in research and/or development of several potential therapeutic products, including not only development of AVP-923 for the possible treatment of central nervous system disorders, but also new drugs for the treatment of allergies and asthma, inflammatory diseases, high cholesterol, and other potential uses of docosanol 10% cream.

        Development of AVP-923. AVP-923 is comprised of dextromethorphan and an enzyme inhibitor that significantly slows the metabolism of dextromethorphan. Dextromethorphan is already a widely known drug that is used as one of the active ingredients in many over-the-counter cough medications. The current therapeutic utility of dextromethorphan is limited due to its rapid metabolism. An Investigational New Drug (IND) application for AVP-923, a new formulation of dextromethorphan that includes an enzyme inhibitor, has been accepted by the U.S. Food and Drug Administration (FDA).

Phase I clinical trials with AVP-923 have demonstrated that it provides sustained therapeutic levels of dextromethorphan utilizing a dose of dextromethorphan already familiar to physicians.

        We intend to assess in Phase II/III studies the efficacy of AVP-923 in reducing the loss of emotional control, clinically known as emotional lability, in patients with neurological diseases such as multiple sclerosis (MS), Lou Gehrig's disease (ALS), Alzheimer's disease (AD) and stroke. In December 2000 we initiated Phase II/III clinical studies to assess the drug's efficacy in reducing the loss of emotional control in ALS patients. We intend to enroll up to 100 patients who have both ALS and the condition of emotional lability. If the initial Phase II/III study demonstrates efficacy, we will initiate a second, and larger, Phase III study of emotional lability in one of the other diseases.

        Medical reports on the incidence of emotional lability estimate that up to 50% of ALS patients and 10% to 25% of MS and AD patients are affected by the loss of emotional control. In stroke patients the incidence is initially up to 20% within the first year of stroke with one-half of those patients recovering emotional control within the first year. Currently, there is no FDA-approved product for the treatment of emotional lability. The FDA has requested that we perform clinical studies for emotional lability in at least two of the neurological diseases. If the studies demonstrate safety and efficacy, the FDA may approve a general indication for emotional lability. The combination of affected patient populations from the four diseases results in a patient pool of up to one million per year.

        Assuming we achieve efficacy in our Phase II/III clinical trials for AVP-923 in treating emotional lability, we plan to initiate product development for a second indication, neuropathic pain. Dextromethorphan is a well-known NMDA receptor antagonist. It has been reported in medical literature that dextromethorphan is effective in reducing pain associated with diabetic neuropathy. The medical literature indicates that there are approximately seven million diabetics who suffer from diabetic neuropathy, 40% of whom have moderate to severe disease. We estimate the treatable patient pool is one million people.

        Assuming successful progress in clinical trials for AVP-923 in treating both emotional lability and neuropathic pain and subject to available funds at the time, we intend to initiate product development for a third indication, chronic cough. Dextromethorphan is well established as an effective and widely used non-narcotic cough suppressant that is effective for short periods after each dose. We believe AVP-923 could find wide utility for the treatment of chronic cough typically caused by smoking, post-nasal drip, asthma, gastro-esophageal reflux and chronic bronchitis, as well as intractable cough, which is typically associated with lung cancer. While it is estimated that 11% of the approximately 30 million physician office visits each year involve the treatment of cough, we expect the treatable patient pool for chronic and intractable cough indication is much narrower, but still could be as high as five hundred thousand patients.

        Possible Additional Uses of Docosanol 10% Cream. In addition to the potential marketing and sale of docosanol 10% cream as an OTC product for cold sores, other preclinical and clinical studies indicate that docosanol 10% cream may have other therapeutic properties that could open other avenues for product development. Potential indications for docosanol 10% cream include its use as a topical treatment for genital herpes, Kaposi's sarcoma cutaneous lesions in HIV-positive patients, wound healing and minor burns. However, at present, we do not intend to continue development of any other potential topical indications, unless we obtain substantial additional funding or a development partner to share in the product development risks and cost of clinical trials.

        NIH Issues SBIR Grant to Study Novel Combination Therapy for Herpes Infections. In mid-2000, the National Institutes of Health (NIH), under its Phase I Small Business Innovation Research (SBIR) program, awarded a grant to AVANIR to evaluate the enhancement of antiviral therapy by combining docosanol with known antiviral agents. The NIH grant provides up to $100,000 to the Company to study the potential benefits of combination therapy of n-docosanol with acyclovir and other nucleoside antivirals in animal models of herpes simplex viruses. The rationale for the research is based on earlier work by AVANIR scientists showing n-docosanol can enhance the antiviral activity of nucleoside antivirals against replication of several herpes viruses in vitro. The Phase I SBIR grant is customarily utilized for proof of concept. The Phase I grant should help us evaluate potential docosanol line extensions and could provide evidence that combination treatment, as commonly used in the treatment of AIDS, may provide more effective control of serious cases of herpes infections. The study is still underway. If the proof of concept is successfully demonstrated and if the NIH is willing to fund further development, the NIH could provide a Phase II SBIR grant to optimize the technology or technique being developed.

        Advanced Therapies for the Treatment of Allergies and Asthma Through IgE Regulation. Allergy and asthma are respiratory diseases affecting millions of people worldwide. After several decades of research, scientists have established that allergies and asthma result from the fact that allergic individuals commonly produce abnormally high levels of an antibody known as IgE, the antibody responsible for triggering allergic responses. We believe that the elevated IgE antibodies likely are due to a combination of environmental and genetic influences. The end result is an unpleasant to debilitating health condition.

        In June 2000, Genentech, Tanox and Novartis Pharmaceuticals Corporation submitted a Biologic License Application ("BLA") to the FDA for their anti-IgE drug, rhuMAB-E25, a recombinant humanized monoclonal antibody for the treatment of allergy and asthma. Approximately six months prior to filing the BLA, the New England Journal of Medicine published the positive results from clinical trials of rhuMAB-E25, which provided clinical evidence of effectiveness of this method of treatment of allergy and asthma. However, as far as we can determine, none of the companies working on anti-IgE technology has discovered a small molecule drug capable of regulating IgE for the treatment of allergy and asthma. The objective of our research program is to identify a novel small molecule compound capable of regulating IgE that can be taken orally for the treatment of allergies and asthma; however, our program is still in a substantially earlier preclinical stage of development.

        We use established techniques to screen for and identify novel small molecule drugs that appear selectively to suppress IgE antibody production. Using a combination of tissue culture, in vitro assays and in vivo models, we have screened and identified several active candidate compounds that appear to be significantly selective and specific in their inhibition of the IgE antibody responses to allergens. From these compounds, we are attempting to identify therapeutic drug candidates for allergic disease therapy that will be active when ingested. These compounds are proprietary and we have filed several patent applications for them with the United States Patent Office.

        Our development of this technology and these small molecule compounds are currently in the advanced preclinical stage. Our development program for regulation of IgE will require many years and considerable financial resources before we can develop, if at all, commercial products for use in the field of allergy and asthma drug therapy.

XENEREX BIOSCIENCES

        In mid-year 2000, AVANIR created a subsidiary company, Xenerex Biosciences, to exploit a proprietary platform technology for producing antibodies indistinguishable from antibodies isolated directly from humans. This technology can rapidly generate many unique "antibody products" with potential applications in the diagnosis and treatment of a wide array of human diseases. Xenerex

Biosciences intends to use this platform technology to build a human antibody generation service company, as well as a diversified product portfolio, capable of being commercialized through internal product development and corporate collaborations.

        Xenerex intends to provide antibody generation services for pharmaceutical and biotechnology companies who have their own proprietary antigen targets. Xenerex utilizes the entire human genetic library during the generation effort. The goal is to provide the client with the greatest diversity of antibodies that meet specific desired characteristics so that the optimal antibody product candidate can be selected and moved forward into development.

        Xenerex Biosciences has patent rights to a complementary set of proprietary technologies that enable rapid generation of fully human antibodies of high affinity and specificity to any antigenic disease target or human protein. The technology combines the antigenic stimulation of human lymphoid cells with the grafting of the cells into severe combined immunodeficient (SCID) mice. This technology mimics the in vivo human antibody response as it generates multiple antibodies to an antigenic target with various combinations of affinities and specificities characteristics. This allows for identification and selection of the antibody or antibodies that most closely match the required criteria for further development.

        This technology is different from other competitive methods known to generate human antibodies by the fact that the Xenerex technology utilizes human cells, which include T-cells and B-cells, along with other supportive cells, to generate human antibodies following appropriate immunization of the mice. Currently, two embodiments of the technology are used by Xenerex: The hu-PBL-SCID technology uses human peripheral blood lymphocytes for grafting while the hu-SPL-SCID technology uses human cells capable of an immune response, such as human spleen cells or tonsil cells. Each approach has unique advantages that can be exploited in the antibody generation effort.

        The Xenerex system is able to take advantage of the unique in vivo cellular interactions that occur in the human immune system that result in natural affinity maturation. This is the process by which the immune system generates antibodies of high affinity and specificity. The technology therefore is capable of duplicating many aspects of the human immune system, resulting in the generation of human monoclonal antibodies.

        Xenerex also has identified antigen targets of its own and intends to generate antibodies to those targets that will be available for out-licensing or developing jointly with a partner. In addition, Xenerex has identified certain diagnostic applications of its technology that may also represent business opportunities for use with potential research partners.

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

        Docosanol 10% Cream. As the product launch for docosanol 10% cream (Abreva(TM) in the United States) progresses, the drug will face intense worldwide competition from the following products:

        - OTC topical preparations, including Blistex(R), Carmex(R) and Viractin(R);

        - Zovirax(R) acyclovir (oral and topical) and Valtrex(R) valacyclovir (oral) prescription products marketed by Glaxo Wellcome; and

        - Famvir(R) famciclovir (oral) and Denavir(R) penciclovir (topical) prescription products marketed by SmithKline Beecham. SmithKline Beecham has announced that it is in the process of divesting both of its oral and topical formulations to Novartis.

        AVP-923. Assuming we are successful in our development program for AVP-923, it will compete with several drug products in the marketplace today that are prescribed by physicians for the treatment of neuropathic pain, including a number of narcotic products, non-narcotic products, and off-label uses of other drugs, such as Warner-Lambert's anticonvulsant, Neurontin(R).

        IgE Modulation Program. Our preclinical IgE modulation program competes with several research approaches and numerous compounds under development by large pharmaceutical and biotechnology companies, such as the anti-IgE therapy using rhuMAB-E25, a recombinant humanized monoclonal antibody. If our development efforts are successful, our product will compete with several very successful non-sedative antihistamine products already established in the marketplace, including $2.7 billion annual sales of Claritin(R) loratadine from Schering-Plough and $1.0 billion annual sales of Allegra(R)/Telfast(R) from Aventis . We cannot assure you that our IgE modulation program will develop successfully a safe and effective drug or, if developed, that we can obtain marketing approval from the FDA for the drug.

        We cannot predict what the competitive landscape will be for our proposed products if they are introduced into the marketplace. In addition, we can neither assure you that any of our proposed products and technologies will be superior to our competitors' current or proposed products or technologies or that our products and technologies will gain widespread acceptance in the marketplace.

PATENTS AND PROPRIETARY RIGHTS

        Patents. AVANIR presently has 24 issued patents (12 U.S. and 12 foreign) and 87 applications pending (four U.S. and 83 foreign). Additionally, AVANIR has a license agreement with IriSys Research and Development, which provides rights to an additional five issued patents in the U.S. and two applications pending (1 U.S. and 1 foreign). Patents and patent applications owned by the Company are for docosanol in current approved drug applications and other applications in preclinical and clinical stages of development, Hu-PBL-SCID technologies for developing monoclonal antibodies and regulation of IgE in controlling symptoms of allergy and asthma. The Company's in-licensed patents are for several new uses of dextromethorphan.

        Docosanol Patents and Patent Applications. We now have 17 issued patents (nine U.S. and eight foreign) and 24 applications pending (one U.S. and 23 foreign) relating to the topical and systemic uses of docosanol 10% cream. The expiration dates for these patents range from April 28, 2009 to December 17, 2016. We recently filed an application for patent term extension with the Patent and Trademark Office for extension of the Company's use patent from April 28, 2009 to April 28, 2014. These patents cover both medical and veterinary uses of the topical and systemic formulations of docosanol 10% cream in the U.S. and Europe. We also have additional foreign patent applications pending that cover other topical and systemic uses of docosanol 10% cream and have been granted rights under selected U.S. and foreign patents and patent applications relating to docosanol 10% cream held by a third party.

        Hu-PBL-SCID Technologies. We own the rights to seven issued patents (three U.S. and four foreign) patents related to hu-PBL-SCID technologies. The expiration dates for these patents range from December 19, 2012 to June 7, 2015. See "Xenerex Biosciences."

        IgE Regulation Technology. We have 63 patent applications pending (three U.S. and 60 foreign) related to IgE technology, which cover various small molecules and related general structures currently under development or being used in preclinical research.

        Dextromethorphan. We have in-licensed the worldwide rights to use a drug combination of dextromethorphan and an enzyme inhibitor, which includes five issued patents in the U.S. and two patent applications pending (one U.S. and one foreign). The expiration dates for these patents range from June 30, 2010 to January 26, 2016.

        We cannot assure you that the claims in our pending patent applications will be issued as patents, that any issued patents will provide us with significant competitive advantages, or that the validity or enforceability of any of our patents will not be challenged or, if instituted, that these challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. Furthermore, we cannot assure you that others will not independently develop similar technologies or duplicate our technologies or design around the patented aspects of our technologies. We can provide no assurance that our proposed technologies will not infringe patents or other rights owned by others, the licenses to which might not be available to us. In addition, the National Institutes of Health regulations provide that, if federally funded entities do not timely pursue patent applications for patentable inventions, then the government may exercise its right to own these inventions.

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

        -       our trade secrets will be maintained;

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

GOVERNMENT REGULATIONS

        The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the pharmaceutical products that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

        - nonclinical evaluation in vitro and in vivo including extensive toxicology; and

        - nonclinical pharmacological studies to obtain preliminary information on the safety and efficacy of a drug.

        The results of these nonclinical studies may be submitted to the FDA as part of an investigational new drug application. The sponsor of an investigational new drug application may commence human testing of the compound only after being notified by the FDA that the agency has activated the investigational new drug application, which usually occurs within 30 days of submission of the application.

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

        We currently intend to seek approval to market docosanol 10% cream and other proposed products in foreign countries, which may have regulatory processes that differ materially from those of the FDA. We anticipate that we will rely upon pharmaceutical or biotechnology companies to license our proposed products or independent consultants to seek approvals to market our proposed products in foreign countries. We cannot assure you that approvals to market any of our proposed products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.

HUMAN RESOURCES

        At December 21, 2000, we employed 30 persons, of whom 20 were engaged in research and development activities, clinical and regulatory affairs, and commercial development, and ten were engaged in finance, purchasing, investor relations, human resources, and other administrative functions. Our staff includes twelve employees with Ph.D. degrees. Of the total employment, eight were employees of Xenerex Biosciences. AVANIR employees also provide administrative support of Xenerex Biosciences. We believe that our relationship with our employees is good.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

If SmithKline Beecham experiences any delays in the manufacture, distribution and promotion of docosanol 10% cream in a timely manner, then our business will be materially and adversely affected.

        We have signed an exclusive license agreement with SmithKline Beecham for manufacturing and sales of docosanol 10% cream in the North American market. Docosanol 10% cream, which is being marketed under the trade name of Abreva(TM) in the United States, is approved for sale only in the United States at this time. Therefore, our license fees and royalty revenues from sales of the product for at least the next year are subject to how successful SmithKline Beecham will be in selling the product. Any problem or delays in manufacturing, promotion and distribution of Abreva could affect materially and adversely our business operations and financial condition.

Neither we nor our licensees may be successful in selling docosanol 10% cream in the United States or the rest of the world as an OTC product.

        We and/or our licensees could face the following risks in our efforts to market and sell docosanol 10% cream:

        - difficulty in building product awareness of a new OTC product among customers or retail store decision makers;

        - lack of consumer perception that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes;

        - lack of widespread acceptance of docosanol 10% cream in the OTC consumer market; and

        - potential price erosion due to competitive reactions to our product's introduction.

Docosanol 10% cream will face intense competition from a number of existing and well-established products and the companies that market their products.

        Docosanol 10% cream competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing the FDA regulatory approval process. Most of our competitors, including Blistex, Inc., Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with docosanol 10% cream being marketed by one of the world's largest consumer healthcare companies, our licensee may not achieve commercial success in this intensely competitive environment, which would severely impact our revenues.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

        Our license agreement with SmithKline Beecham initially is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel and Korea. SmithKline Beecham currently has an exclusive period through January 2001 to negotiate a license agreement that is acceptable to us for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distributorship arrangements for territories not covered by existing agreements on favorable terms, if at all. Further, we are exposed to various foreign trade risks relating to the continued development and marketing of docosanol 10% cream by SmithKline Beecham and our other foreign licensees. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees for several foreign countries, specific risks that could impact significantly our ability to deliver products abroad include:

        - difficulties in obtaining regulatory approval of docosanol 10% cream in Canada, Israel, Korea and other foreign countries;

        - changes in the regulatory and competitive environments in foreign countries;

        - changes in a specific country's or region's political or economic conditions;

        - difficulty in negotiating a license agreement with SmithKline Beecham for foreign markets or in finding other foreign partners with sufficient capital to effectively launch, market and promote the product;

        -       shipping delays;

        - difficulties in managing operations across disparate geographic areas;

        -       fluctuations in foreign currency exchange rates;

        -       prices of competitive products;

        - difficulties associated with enforcing agreements through foreign legal systems; and

        - trade protection measures, including customs duties and export quotas.

Our failure to comply with government regulations regarding the development, production, testing, manufacturing and marketing of our other products may affect adversely our operations.

        Governmental authorities in the U.S., including the FDA, and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. Failure to obtain, or delays in obtaining, these approvals will affect adversely our business operations, including our ability to commence marketing of any proposed products. We could use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals for any of our products under development. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

Unsuccessful or lengthy research and development programs for proposed new products could negatively affect our business.

        We face substantial risks of failing to complete the development of our research programs for the treatment of central nervous system disorders, allergy and asthma and other areas. Our anticipated Phase II/III clinical trials of AVP 923 for the treatment of emotional lability in ALS and MS patients may experience setbacks or failures for reasons we have not anticipated. The effectiveness of our preclinical allergy and asthma research performed in vitro or in animal models may not be relevant to the development of, or indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition. The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product.

Difficulties in acquiring in-licensed technologies that we believe are necessary to fill our product development pipeline may negatively affect our stock price and restrict our growth.

        Our business strategy for growth is not only through internal development, but also through in-licensing of products, potential products and/or technologies at various stages in the drug development pipeline. We will face intense competition in attempting to in-license other products and technologies. In addition, we might not locate suitable products and technologies to fit our strengths or be able to obtain them on acceptable terms, or have the financial resources to develop products from the in-licensed technology. If we are unable to add to our existing technologies and new potential products to our product development pipeline, our growth may be limited and it may affect our business and stock price negatively. Also, we must have the financial resources to acquire and/or in-license new products and technologies and develop and market the products, if approved. We can provide no assurance that we will be successful in our in-licensing strategy or that it will have the desired effect on our future growth or stock price.

Our failure to retain key management and scientific personnel could affect negatively our business.

        Our success depends on the performance of a small core staff of key management and scientific employees with biotech experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we were to lose one or more of our key scientists, then we would lose the history and knowledge that they have which could substantially delay one or more of our development programs until adequate replacement personnel could be hired and trained.

        Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 30 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people throughout the year. We have a few employment and employee retention agreements with key executives but they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have "key person" life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied, which would seriously jeopardize our ability to compete in the intended markets for our proposed products.

        We rely substantially on the protection of our intellectual property for docosanol, with 17 U.S. and foreign docosanol patents and 24 additional docosanol-related patent applications pending. We also have seven U.S. and foreign patents issued and 63 applications pending on other products and technologies, and have in-licensed the rights to market a potential product that treats multiple central nervous system disorders that has five issued patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

        - the claims in the pending patent applications will be allowed or that we will even be issued additional patents;

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

Our inability to obtain or maintain patent protections for our products in foreign markets may negatively affect our financial condition.

        The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S., which may delay our plans to market and sell docosanol 10% cream and other products in the international marketplace. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our inability to obtain or maintain patent protections for docosanol 10% cream and other products in foreign markets would hamper severely our ability to generate international sales from our first product and other products still under development.

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

        The testing, marketing and sale of pharmaceutical products involve the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $2 million per incident and in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not cover sufficiently all of the possible liabilities. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

Depending on the size and rate of our development programs, we may issue additional shares of our Class A common stock or convertible securities that may dilute the value of our Class A common stock to current shareholders and may adversely affect the market price of our Class A common stock.

        If we raise additional capital by issuing additional shares of Class A common stock or convertible securities at a price or a value per share less than the then current price per share of Class A common stock, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than today's price, sales of such shares, over which we have no control, may depress our market price.

In addition, there will be a dilutive effect on the shares of Class A common stock currently issued and outstanding from the conversion or exercise of stock purchase warrants and stock options, repricing of common stock under current contractual obligations or conversion of redeemable convertible preferred stock currently outstanding.

        As of December 12, 2000, the Company had stock options to purchase an aggregate of 5,281,603 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share; and stock purchase warrants to acquire up to 1,562,131 shares of Class A common stock at exercise prices ranging from $0.9144 to $3.50 per share. In addition, certain investors who purchased 876,712 shares of Class A common stock between January 26 and January 31, 2000, are eligible to receive additional shares of Class A common stock if the 20-day average stock price falls below $2.85156 per share before January 31, 2001. The Company has or may have other securities that have a dilutive effect, including 50 shares of Series D redeemable convertible preferred stock, which may be converted into 185,000 shares of Class A common stock at a fixed conversion price of $2.715 per share.

        Sales in the public market of shares of Class A common stock acquired upon exercise of stock options and warrants may affect adversely the prevailing market prices for Class A common stock. Negative price movements in the shares of Class A common stock likely would affect adversely our ability to obtain additional equity capital on favorable terms, if at all.

We will not declare or pay cash dividends in the foreseeable future.

        We do not intend to declare or pay cash dividends in the foreseeable future. We expect to retain any earnings, if and when achieved, to finance our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages as of December 21, 2000 are set forth below. The Board of Directors annually elects the executive officers of the Registrant.

NAME                                  AGE         POSITION
----                                  ---         --------
Gerald J. Yakatan, Ph.D.               58         President and Chief Executive Officer

Gregory P. Hanson                      54         Vice President, Finance; Chief Financial
                                                  Officer and Secretary

J. David Hansen                        49         Vice President, Commercial Development

James E. Berg                          49         Vice President, Clinical and Regulatory Affairs

        Gerald J. Yakatan, Ph.D. Dr. Yakatan has served as president and chief executive officer since March 1998. Dr. Yakatan also is a director and serves as chairman of the board and chief executive officer of AVANIR's subsidiary, Xenerex Biosciences. In addition, Dr. Yakatan serves or has served in the following positions: from July 1995 to February 1998 has served on a half-time basis as vice president of Drug Development at the Company (half-time basis); from 1996 to present, Chairman of IriSys Research & Development, LLC, a company he founded in 1996 specializing in contract drug formulation development services; from 1990 until 1995, president and chief executive officer of San

Diego-based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. Earlier in his career, Dr. Yakatan held various positions over a seven-year span at Warner-Lambert Co., including vice president of Product Development for the Pharmaceutical Research Division; and for approximately eight years he was a faculty member of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmacokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

        Gregory P. Hanson. Mr. Hanson has served as vice president, Finance and chief financial officer (CFO) and Corporate Secretary since July 1998. Mr. Hanson also serves as CFO and corporate secretary for the company's subsidiary, Xenerex Biosciences. From September 1995 to July 1998, he was the chief financial officer of XXsys Technologies Inc., a composite materials technology company; and from May 1993 to September 1995, he held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems. Earlier in his career, Mr. Hanson held various management positions at Ford Motor Company over a 14-year span and at Solar Turbines Incorporated, a subsidiary of Caterpillar Inc., over a three-year span. Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree with honors from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

        J. David Hansen. Mr. Hansen has served as vice president, Commercial Development since September 1998. Mr. Hansen is also the president and chief operating officer of Xenerex Biosciences. In addition, Mr. Hansen has served in the following positions: from December 1989 to September 1998, various management positions at Dura Pharmaceuticals, San Diego, California, including Senior Director, Strategic Sales Systems; National Sales Director, Director of Business Development and Director of Marketing. Earlier in his career, he held various management positions at Immunetech Pharmaceuticals, San Diego, California; Schering/Key Pharmaceuticals, Kennilworth, New Jersey; and E.R. Squibb & Sons, Princeton, New York. Mr. Hansen graduated with honors from the University of Oregon, with a B.S. degree in Chemistry in June 1974.

        James E. Berg. Mr. Berg has served as vice president, Clinical and Regulatory Affairs since March 1997. From August 1992 to March 1997, Mr. Berg was Director of Clinical Affairs and Product Development at the Company. Earlier in his career, Mr. Berg held various sales and management positions at QUIDEL Corporation, San Diego, California, and at Krupp Bilstein Corporation of America, Inc., San Diego, California. Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

ITEM 2.  PROPERTIES

        We currently lease 27,047 square feet of laboratory and office space at 11388 Sorrento Valley Road, Suite 200, San Diego, California for an average base rent of approximately $753,000 per year over the lease commitment period. The current lease expires on August 31, 2008. See Note 5, "Commitments," to our financial statements annexed to this report.

ITEM 3.    LEGAL PROCEEDINGS

        David H. Katz Litigation Settlement. On March 24, 2000, the Company, David H. Katz, M.D., (the Company's founder, former CEO, and a former director) and Mrs. Lee R. Katz (the wife of Dr. Katz) jointly announced a comprehensive settlement of all disputes, claims and litigation that they had asserted against each other.

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

        Under the settlement terms, AVANIR conveyed to Dr. Katz shares of Class A Common Stock, valued at $3.9 million, and an additional cash payment in the amount of $175,000. The Company's insurer funded the cash payment. Dr. Katz, his wife and two daughters have, in return, assigned voting control of their stock in AVANIR, whether directly or beneficially owned, to Company management for a period of seven years, and all of Dr. Katz' outstanding stock options, exercisable into 1,827,000 shares, were cancelled. In addition, Dr. Katz and his wife assigned the Company any and all their rights to certain technology and related patent applications pertaining to research on allergy and asthma treatments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        On April 6, 2000, our Class A common stock began trading on The American Stock Exchange (the "AMEX) under the symbol "AVN." From September 20, 1999 to April 5, 2000, our common stock traded on the over-the-counter ("OTC") bulletin board under the symbol "AVNR." Prior to that, our common stock traded on The Nasdaq Stock Market ("Nasdaq") for approximately nine years until it was delisted on September 17, 1999, due to a low share price following an extended period of delays by the FDA to approve our new drug application for docosanol 10% cream. Our stock symbol on the Nasdaq was initially "LDAKA," until our shareholders approved a change in the Company's name from LIDAK Pharmaceuticals to AVANIR Pharmaceuticals on November 20, 1998, and the Nasdaq changed our stock trading symbol to "AVNR" on November 30, 1998. The prices set forth below for the periods during which our stock traded on the Nasdaq and OTC markets represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.


                                                 Class A Common Stock
                                                 --------------------
                                                  High          Low
                                                 -------      -------
                     Fiscal 1999
                     -----------
                     First Quarter                 $2.91      $0.53
                     Second Quarter                $1.09      $0.72
                     Third Quarter                 $1.13      $0.63
                     Fourth Quarter                $0.78      $0.27

                     Fiscal 2000
                     -----------
                     First Quarter                 $2.88      $0.25
                     Second Quarter                $4.19      $1.75
                     Third Quarter                 $4.00      $1.81
                     Fourth Quarter                $9.00      $2.25

        On December 18, 2000, the closing sales price of Class A Common Stock was $5.25 per share.

        As of December 18, 2000, we had 1,123 holders of record and approximately 24,000 beneficial owners of our Class A Common Stock. We have not paid any dividends since our inception and do not expect to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below at September 30, 2000 and 1999, and for the years ended September 30, 2000, 1999 and 1998 are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and the independent auditors' report thereon, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data set forth below at September 30, 1998, 1997 and 1996, and for the years ended September 30, 1997 and 1996, are derived from audited financial statements that are contained in our previous SEC reports.

                          SUMMARY FINANCIAL INFORMATION

                                                                 YEARS ENDED SEPTEMBER 30,
                                 ----------------------------------------------------------------------------------------
                                     2000               1999               1998               1997               1996
                                 ------------       ------------       ------------       ------------       ------------
STATEMENT OF OPERATIONS
DATA:
  Revenues                       $ 10,687,026       $    146,787       $    590,728       $  1,547,554       $  4,158,038
  Net loss                           (582,283)        (8,554,036)        (8,210,548)       (11,109,242)        (6,130,241)
  Net loss attributable to
    common shareholders              (801,806)        (8,583,182)        (8,210,548)       (11,109,242)        (6,130,241)
  Basic and diluted net
    loss per share               $      (0.02)      $      (0.21)      $      (0.21)      $      (0.30)      $      (0.19)
  Weighted average number
    of shares of common
    stock outstanding              51,784,214         41,704,265         39,519,609         36,779,774         32,072,944

                                                                    SEPTEMBER 30,
                                  --------------------------------------------------------------------------------
BALANCE SHEET DATA:                  2000             1999              1998             1997             1996
                                  -----------      -----------       -----------      -----------      -----------
   Cash, cash equivalents
     and investments              $21,268,242      $   122,674       $ 6,508,341      $14,428,834      $20,374,010
   Working capital                 19,162,545         (956,190)        4,819,830       11,336,627       13,759,577
   Total assets                    23,519,237        1,765,215         7,653,800       15,727,495       22,846,879
   Convertible notes payable               --               --         1,000,000        2,415,461        5,721,087
   Total liabilities                1,922,929        1,701,019         2,064,485        3,433,569        7,778,760
   Convertible preferred
     stock                            465,920               --                --               --               --
   Shareholders' equity            21,130,388           64,196         5,589,315       12,293,926       15,068,119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        AVANIR Pharmaceuticals is an emerging specialty pharmaceuticals and antibody generation services company, engaged in discovery, development, and licensing of therapeutic products to treat chronic human diseases.

        We were founded in 1988 and began clinical development of our lead therapeutic product, docosanol 10% cream, a topical treatment for cold sores, in 1991 with the filing of our investigational new drug application. In July 2000, the FDA informed us that our new drug application for the product was approved as an over-the-counter (OTC) product. In October 2000, SmithKline Beecham began manufacturing and distributing docosanol 10% cream, called Abreva(TM) in the United States, under an exclusive license agreement for the North American market.

        In August 2000, we announced the formation of Xenerex Biosciences, for the purposes of focusing on antibody generating services for other pharmaceutical companies and to develop antibodies for our own disease targets. We have several demonstration projects underway, using our proprietary technology, and are holding discussions with other companies for possible research collaborations.

REVENUE

        Our revenues for the next several years could depend, perhaps exclusively, on the license fees and royalties from SmithKline Beecham and other licensees for docosanol 10% cream. In fiscal 2000, we earned $10 million in license fees for Abreva. Further, we expect to earn up to an additional $15 million in license fees in fiscal 2001 and early fiscal 2002, subject to completion of certain milestones. Subsequent to the end of fiscal 2000, we earned $5 million for the achievement of product launch in the United States. The remaining milestone payments to be earned are for reaching a certain cumulative sales level during the first year of production and for reaching the one-year anniversary of product launch.

        Other sources of revenues could come from antibody generation services intended to be provided by Xenerex Biosciences. However, the Company does not have any research collaboration agreements in place with other companies at this time and the demonstration projects intended to prove the Company's technology in this area are still underway.

OPERATING EXPENSES

        The Company's operating expenses are focused around several clinical development programs and preclinical research, new business development, and general and administrative support staff. Other components of our operating costs include maintenance and operation of our facilities, depreciation, professional and consulting fees, insurance, and investor relations. We expect to incur increasing annual operating expenses for the foreseeable future, particularly with the potential commercialization of an expanded product development pipeline. Our business is exposed to significant risks, as discussed in the section entitled "Risk Factors That Might Affect Future Operations," which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2000 AND 1999

NET LOSS - 2000 VS. 1999

        The net loss attributable to common shareholders for fiscal 2000 was $802,000 or $0.02 per share, compared with a net loss of $8.6 million, or $0.21 per share, for fiscal 1999. The lower net loss in fiscal 2000 resulted primarily from receipt of $10 million in license fees for Abreva(TM), and lower sales and marketing expenses, partially offset by a $4.1 million charge for litigation settlements completed during the year. Excluding the litigation settlement charges in the current year, net earnings attributable to common shareholders would have been $3.3 million in fiscal 2000. These and other factors contributing to the lower net loss in fiscal 2000 compared with fiscal 1999 are discussed below.

REVENUES - 2000 VS. 1999

        Revenues increased to $10.7 million in fiscal 2000 from $147,000 in fiscal 1999. This increase in revenues resulted from achieving several milestones under the Company's license agreement with SmithKline Beecham, resulting in $10 million in milestone payments, sales of the active ingredient, docosanol, and interest income on a higher amount of cash and cash equivalents available for investment during fiscal 2000.

EXPENSES - 2000 VS. 1999

        Operating Expenses. Our total operating expenses decreased to $7.2 million in fiscal 2000, excluding litigation settlement charges of $4.1 million, compared to $8.7 million in operating expenses in fiscal 1999. The net decrease in operating expenses during fiscal 2000 is described in the following paragraphs.

        Research and Development Expenses. Our research and development expenses during fiscal 2000 were $2.4 million, compared to $3.3 million for fiscal year 1999. Research and development expenses in fiscal 2000 related primarily to the development of our allergy and asthma technology. In the prior fiscal year, higher levels of research and development expense were being incurred for allergy and asthma technology and for Phase II clinical trials of a potential treatment for central nervous system disorders, code-named AVP-923.

        General and Administrative Expenses. Our general and administrative expenses during fiscal 2000 decreased to $3.3 million from $3.8 million during fiscal 1999. These decreased expenses primarily relate to:

                - lower staff levels for most of fiscal 2000 while the Company worked on obtaining approval of its new drug application for docosanol 10% cream; and;

                - lower legal expenses related to defense of claims against the Company.

                - lower proxy and shareholder solicitation costs of meetings held in fiscal 2000 compared with the prior year

        Sales and Marketing Expenses. Sales and marketing expenses decreased to $692,000 during fiscal 2000 from $1.6 million during fiscal year 1999. In fiscal 2000, we maintained a lower level of marketing and sales staff, pending the outcome of the FDA's decision relating to the marketing approval of docosanol 10% cream. Once we made the decision to license the rights to market and sell docosanol

10% cream in North America to SmithKline Beecham, we did not have to make substantial additions to sales staff to market the product ourselves.

        Interest Expense. Interest expense increased to $516,000 in fiscal 2000 compared to $8,000 in fiscal 1999. The increase in interest expense in fiscal 2000 related to the amortization of debt issue costs and interest expense incurred on an aggregate of $1.5 million in redeemable convertible debt, portions of which were outstanding for 66 and 71 days in fiscal 2000.

        Litigation Settlement. During fiscal 2000, we recorded litigation settlement expenses of $4.1 million in connection with the settlement of litigation with the former chief executive officer and former director of the company, and two other related parties. (See Item 3, "Legal Proceedings.") There were no litigation settlement costs incurred during fiscal year 1999.

COMPARISON OF FISCAL YEARS 1999 AND 1998

NET LOSS - 1999 VS. 1998

        The net loss attributable to common shareholders for fiscal 1999 was $8.6 million, or $0.21 per share, compared with a net loss of $8.2 million, or $0.21 per share, for fiscal 1998. The higher net loss in fiscal 1999 resulted primarily from lower interest income in 1999 due to lower cash on hand for investment during the year. Other factors contributing to the higher net loss in fiscal 1999 compared with fiscal 1998 are discussed below.

REVENUES - 1999 VS. 1998

        Revenues decreased to $147,000 in fiscal 1999 from $591,000 in fiscal 1998. This decrease in revenues resulted from lower interest earned on cash and cash equivalents available for investment during fiscal 1999.

EXPENSES - 1999 VS. 1998

        Operating Expenses. Our total operating expenses decreased to $8.7 million in fiscal 1999 compared to $8.8 million in fiscal 1998. The net decrease in operating expenses during fiscal 1999 is described in the following paragraphs.

        Research and Development Expenses. Our research and development expenses during fiscal 1999 were $3.3 million, consistent with our research and development expenses for fiscal 1998. During fiscal 1999, these expenses related to the development of our allergy and asthma technology and the phase II clinical trials of AVP-923. In the prior fiscal year, these expenses related to several projects that we postponed or discontinued during fiscal 1999 to allow us to focus on the development of our allergy and asthma technology.

        General and Administrative Expenses. Our general and administrative expenses during fiscal 1999 decreased to $3.8 million from $4 million during fiscal 1998. These decreased expenses primarily relate to:

                - lower proxy and shareholder solicitation costs due to the costs of meetings held in fiscal 1998;

                -       lower fees paid to the board of directors in fiscal
                        1999;

                - decreased facilities rent and related expenses due to the relocation of our headquarters to a smaller and lower cost facility in June 1998; and


                -       lower consulting fees.

Partially offsetting the decreased expenses relative to fiscal 1998 are increased legal and related expenses in fiscal 1999 associated with our defense of claims asserted by Dr. David H. Katz, our former president and chief executive officer and a former director.

        Sales and Marketing Expenses. Sales and marketing expenses increased to $1.6 million during fiscal 1999 from $671,000 during fiscal 1998. We began our sales and marketing department in late fiscal 1998. To date, we have incurred costs related to the formation of a sales and marketing staff and preparation for the launch of docosanol 10% cream. In fiscal 1999, we reduced our product launch support staff pending the outcome of the FDA's decision relating to the marketing approval of docosanol 10% cream.

        Interest Expense. Interest expense decreased to $8,000 in fiscal 1999 compared to $95,000 in fiscal 1998. The decrease in interest expense in fiscal 1999 resulted from the conversion of the balance of the convertible note payable in October 1998.

        Litigation Settlement. During fiscal 1998, we recorded litigation settlement expenses of $784,000 in connection with our settlement of various technology disputes with Medical Biology Institute and our settlement with HealthMed, Inc. There were no litigation settlement costs incurred during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, we had cash, cash equivalents and short-term investments of $20,568,000 and a working capital balance of $19,163,000. At September 30, 1999, we had cash, cash equivalents and short-term investments of $123,000 and a negative working capital balance of $956,000. The increases in cash, cash equivalents and short-term investments and working capital resulted from $4.7 million in net cash provided by operating activities and $17.5 million in net cash provided by financing activities, partially offset by $2.6 million in net cash used for investing activities. See also "Results of Operations" for a further discussion of operating activities during fiscal 2000.

        Operating Activities. Net cash provided by operating activities amounted to $4.7 million in fiscal 2000, compared to net cash used in operating activities of $8 million in fiscal 1999. The improvement in net cash from operating activities is primarily the result of a $8 million reduction in operating losses and litigation settlements of $4.1 million that were paid for in common stock in fiscal 2000.

        Investing Activities. Net cash used for investing activities totaled $2.6 million in fiscal 2000, including capital expenditures of $951,000 and patent costs of $118,000. Net cash used for investing activities in fiscal year 1999 amounted to $275,000, including capital expenditures of $81,000 and patent costs of $194,000.

        Financing Activities. During fiscal 2000, we received $19.2 million from financing activities and repaid $1.7 million in outstanding debt. The amount received from financing activities included sales of common stock related to a $6 million private placement and exercises of stock options and stock purchase warrants, amounting to $11.1 million. The Company issued redeemable convertible debentures to obtain interim financing in the amount of $1.5 million in November 1999 and repaid the debentures in January 2000. Also, on February 19, 2000, we issued and sold $1 million in Series D redeemable convertible preferred stock and Class J Warrants to certain investors. The balance of financing related to annual financing of insurance premiums and other financed purchase transactions in the ordinary course of business.

        We believe that revenues, as well as cash flows from operations, for fiscal 2001 will substantially depend upon the timing and extent of achievement of milestones by SmithKline Beecham under its license agreement with the Company for Abreva. If SmithKline Beecham has any delays in manufacturing or problems in the marketing and selling of Abreva in the United States, then the timing and amount of milestone payments of up to $10 million and royalties on product sales could be affected.

        If we do not enter into definitive license agreements with SmithKline Beecham or another pharmaceutical company for the licensing of docosanol 10% cream markets in the rest of the world, then cash fees for license agreements would be limited to fees payable solely under the license agreement for the North American market. Further, we intend to enter into collaborative arrangements with one or more other pharmaceutical or biotechnology companies to sell our antibody generation services and to commercialize potentially a product for genital herpes. However, we cannot assure you that pharmaceutical or biotechnology companies will embrace our technology or that we will be able to enter into such collaborative arrangements. Failure to achieve milestones for docosanol 10% cream or to enter into collaborative arrangements with other pharmaceutical or biotechnology companies in a timely manner, could materially and adversely affect our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect the initial adoption of SFAS 133 to have a material effect on the Company's operations or financial position. We are required to adopt SFAS 133 in the first quarter of fiscal 2001.

        In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be reported as operating expenses. Payroll tax of $761,733 incurred as a result of stock option exercises in fiscal 2000 was expensed during the year.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, including revenues earned from collaborations between companies. We will be required to adopt SAB 101 in the fourth quarter of the fiscal year ending September 30, 2001. At present, we do not have any research collaborations that have revenue-generating milestones that would be impacted by the adoption of SAB 101. However, SAB 101 could have a material effect on the reporting of our financial position and results of operations in the future if we were to sign research collaborations that have cash payments tied to the achievement of milestones.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk exposures relate to cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year, which we do not believe is a significant market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements are annexed to this report beginning on page
F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information relating to our directors that are required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in our definitive proxy statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission in connection our Annual Meeting of Shareholders to be held on March 15, 2001.

        The required information concerning executive officers of the Registrant is contained in Part 1, Item 1 of this report, under the caption "Executive Officers of the Registrant."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Transactions" contained in our definitive proxy statement.


                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements and Schedule

        (1) Index to financial statements appears on page F-1.

(b)     Current Reports on Form 8-K

        None

(c)     Exhibits

3.1     Bylaws of the Registrant (1)

3.2     Restated Articles of Incorporation of the Registrant (2)

3.3     First and Second Amendment to Bylaws (2)

3.4     Fourth Amendment to Bylaws (3)

3.5     Sixth Amendment to Bylaws (4)

3.6 Certificate of Amendment of the Articles of Incorporation of the Registrant (5)

4.1     Forms of Class A and Class B Common Stock Certificates (6)

4.2 Form of Class G Stock Purchase Warrant issued in connection with Convertible Note, dated February 26, 1997 (7)

4.3 Form of Class H Stock Purchase Warrant, issued in connection with Convertible Note dated February 26, 1997 (7)

4.4 Registration Rights Agreement, dated February 26, 1997, with RGC International Investors, LDC (7)

4.5     Registration Rights Agreement with Promethean Investment Group, LLC (8)

4.6 Class A Common Stock Investment Agreement with Promethean Investment Group, LLC (8)

4.7 Certificate of Determination with respect to Series C Junior Participating Preferred Stock of the Registrant (9)

4.8 Rights Agreement, dated as of March 5, 1999, with American Stock Transfer & Trust Company (9)

4.9 Form of Rights Certificate with respect to the Rights Agreement, dated as of March 5, 1999 (9)

4.10 Certificate of Determination dated March 26, 1999, with respect to Series D redeemable convertible preferred stock of the Registrant (10)

4.11    Form of Series D Convertible Preferred Stock Certificate (10)

4.12 Form of Class J Stock Purchase Warrant issued in connection with Series D redeemable convertible preferred stock (10)

4.13    Securities Purchase Agreement for Series D Convertible Preferred Stock
        (10)

4.14    Registration Rights Agreement for Series D Convertible Preferred Stock
        (10)

4.15 Amendment to the Class A Common Stock Investment Agreement with Promethean Investment Group, LLC (11)

4.16 Amended and Restated Class I Stock Purchase Warrant, dated as of March 4, 1999, issued to JMBL Inc. (12)

4.17 Class K Stock Purchase Warrant, dated as of April 1, 1999, issued to Redington, Inc. (12)

4.18 Class L Stock Purchase Warrant, dated as of June 8, 1999, issued to Cline Davis Mann (13)

4.19 Loan Agreement, dated as of November 23, 1999, with AMRO International, S.A. and The Endeavour Capital Fund, S.A. (14)

4.20 Form of 11% Convertible Debenture, issued in connection with Loan Agreement (14)

4.21 Form of Class M Stock Purchase Warrant, issued in connection with Loan Agreement (14)

4.22 Amendment No. 1 to Registration Rights Agreement, dated as of November 23, 1999, with

        AMRO International, S.A and The Endeavour Capital Fund, S.A. (14)

4.23 Amendment No. 1 to Rights Agreement, dated November 30, 1999, with American Stock Transfer & Trust Company (14)

4.24 Registration Rights Agreement, dated January 25, 2000, by and among (i) AVANIR Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group Ltd (18)

4.25 Form of Class N Stock Purchase Warrant, issued in connection with Common Stock Purchase Agreement dated January 25, 2000 (18)

10.1 Form of Employment Agreement, dated as of February 1999, with certain executive officers and key employees of the Registrant (5)

10.2    1998 Stock Option Plan (5)

10.3    1989 Stock Option Plan (6)

10.4    Licensing Agreement with Yamanouchi Europe b.v., dated November 1991
        (15)

10.5    1994 Stock Option Plan (16)

10.6    Supplemental Agreement with Yamanouchi Europe b.v. (16)

10.7    Employment Agreement with Gerald J. Yakatan (17)

10.8 Form of Retention Agreement with certain Executive Officers of the Registrant (17)

10.9 Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant (17)

10.10   Common stock Purchase Agreement, dated January 25, 2000, by and among
        (i) AVANIR Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group Ltd (18)

10.11   2000 Stock Option Plan (19)

10.12 License Agreement, dated March 31, 2000, by and between AVANIR Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation
        (20)

10.13 Standard Industrial Net Lease by and between AVANIR Pharmaceuticals and BC Sorrento, LLC, effective September 1, 2000 (21)

10.14 License Agreement, dated August 1, 2000, by and between AVANIR Pharmaceuticals ("Licensee") and Irisys Research and Development, LLC, a California limited liability company (21)

21.1    List of Subsidiaries

23.1    Independent Auditors' Consent

27.1    Financial Data Schedule

----------

(1) Incorporated by reference to the similarly described exhibit included with Registrant's Registration Statement on Form S-1, File No. 33-49082, declared effective by the Commission on October 26, 1992.

(2) Incorporated by reference to the similarly described exhibit included with the Registrant's Amendment No. 4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

(3) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed March 18, 1998.

(4) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed October 30, 1998.

(5) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(7) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed March 10, 1997.

(8) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed January 25, 1999.

(9) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed March 11, 1999.

(10) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed April 1, 1999, at 16:31.

(11) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed April 1, 1999, at 16:37.

(12) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed April 20, 1999.

(13) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999.

(14) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed December 3, 1999.

(15) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed January 11, 1992.

(16) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed December 29, 1994.

(17) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(18) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed February 4, 2000.

(19) Incorporated by reference to Attachment A included with our Definitive Proxy Statement filed on January 26, 2000, for the Annual Meeting of Shareholders held on March 23, 2000.

(20) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed May 4, 2000.

(21) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q, filed August 14, 2000.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 21, 2000
                                           AVANIR PHARMACEUTICALS

                                        By:/s/Gerald J. Yakatan, Ph.D.
                                           -------------------------------------
                                           Gerald J. Yakatan, Ph.D.
                                           President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                           Date
---------                               -----                           ----
/s/Gerald J. Yakatan, Ph.D.      President and Chief                    December 21, 2000
-----------------------------    Executive Officer
Gerald J. Yakatan, Ph.D.         (Principal Executive Officer)

/s/Gregory P. Hanson             Vice President, Finance and Chief      December 21, 2000
-----------------------------    Financial Officer
Gregory P. Hanson                (Principal Financial and Accounting
                                 Officer)

/s/James B. Glavin               Vice Chairman of the Board             December 21, 2000
-----------------------------
James B. Glavin

/s/Dennis J. Carlo, Ph.D.        Director                               December 21, 2000
-----------------------------
Dennis J. Carlo, Ph.D.

/s/Michael W. George             Director                               December 21, 2000
-----------------------------
Michael W. George

/s/Edward L. Hennessy, Jr.       Director                               December 21, 2000
-----------------------------
Edward L. Hennessy, Jr.

/s/Kenneth E. Olson              Director                               December 21, 2000
-----------------------------
Kenneth E. Olson

/s/Joseph E. Smith               Director                               December 21, 2000
-----------------------------
Joseph E. Smith

AVANIR PHARMACEUTICALS


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT                                              F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Shareholders' Equity (Deficit)                 F-5

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AVANIR Pharmaceuticals:

We have audited the accompanying consolidated balance sheets of AVANIR Pharmaceuticals as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVANIR Pharmaceuticals at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


San Diego, California
December 15, 2000

                             AVANIR PHARMACEUTICALS

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                     SEPTEMBER 30,
                                                                            -------------------------------
ASSETS                                                                          2000               1999
                                                                            ------------       ------------
Current assets:
     Cash and cash equivalents                                              $ 19,699,768       $    122,674
     Short term investments                                                      868,474                 --
     Receivables, net                                                             95,429             76,499
     Inventory                                                                     9,804            223,802
       Prepaid                                                                   411,999            263,004
       Restricted cash                                                                --             57,158
       Other                                                                          --              1,692
                                                                            ------------       ------------
         Total current assets                                                 21,085,474            744,829
Property and equipment, net                                                    1,050,703            219,361
Intangible costs, net                                                            614,816            617,741
Deferred costs                                                                        --            100,000
Investments                                                                      700,000                 --
Other assets                                                                      68,244             83,284
                                                                            ------------       ------------

     TOTAL ASSETS                                                           $ 23,519,237       $  1,765,215
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $    965,636       $  1,173,068
     Accrued expenses and other liabilities                                      537,027            221,207
     Accrued compensation and payroll taxes                                      248,599            123,068
     Notes payable                                                               171,667            183,676
                                                                            ------------       ------------
         Total current liabilities                                             1,922,929          1,701,019

COMMITMENTS (Note 5)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
     Series D -- no par value, 500 shares authorized;
         50 shares issued and outstanding                                        465,920                 --

SHAREHOLDERS' EQUITY
     Preferred stock -- no par value, 9,999,500 shares authorized:
         Series C Junior Participating -- 1,000,000 shares authorized, no shares issued or outstanding
     Common stock -- no par value:
         Class A -- 99,288,000 shares authorized; 56,974,828 and
            45,017,063 issued and outstanding                                 84,695,590         62,195,950
         Class B -- 712,000 shares authorized; 65,000 and 440,000
            shares issued and outstanding (convertible into Class A
            Common Stock)                                                         34,145             38,270
     Receivable for Class A common stock                                        (649,431)                --
     Accumulated deficit                                                     (62,949,916)       (62,170,024)
                                                                            ------------       ------------

          Total shareholders' equity                                          21,130,388             64,196
                                                                            ------------       ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 23,519,237       $  1,765,215
                                                                            ============       ============

See notes to consolidated financial statements.

                             AVANIR PHARMACEUTICALS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                         YEARS ENDED SEPTEMBER 30,
                                                            --------------------------------------------------
                                                                2000               1999               1998
                                                            ------------       ------------       ------------
REVENUES:
   Sales                                                    $    225,353                 --                 --
   Contract and license revenues                              10,000,000                 --                 --
   Grant revenue                                                  27,465                 --                 --
   Interest and other                                            434,208       $    146,787       $    590,728
                                                            ------------       ------------       ------------

          Total revenues                                      10,687,026            146,787            590,728
                                                            ------------       ------------       ------------

COSTS AND EXPENSES:
   Cost of sales                                                 261,603                 --                 --
   Research and development                                    2,373,951          3,254,751          3,216,167
   Sales and marketing                                           691,975          1,596,309            670,697
   General and administrative                                  3,327,988          3,842,008          4,035,337
   Litigation settlements                                      4,097,504                 --            783,899
   Interest                                                      516,288              7,755             95,176
                                                            ------------       ------------       ------------

          Total expenses                                      11,269,309          8,700,823          8,801,276
                                                            ------------       ------------       ------------

NET LOSS                                                    $   (582,283)      $ (8,554,036)      $ (8,210,548)
                                                            ============       ============       ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
   Net loss                                                 $   (582,283)      $ (8,554,036)      $ (8,210,548)
   Dividends on redeemable convertible preferred stock           (21,914)           (29,146)                --
   Beneficial conversion feature of preferred stock             (140,000)                --                 --
   Accretion of discount related to redeemable
   convertible preferred stock                                   (57,609)                --                 --
                                                            ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS
                                                            $   (801,806)      $ (8,583,182)      $ (8,210,548)
                                                            ============       ============       ============

BASIC AND DILUTED NET LOSS PER SHARE                        $      (0.02)      $      (0.21)      $      (0.21)
                                                            ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING -- BASIC AND DILUTED                              51,784,214         41,704,265         39,519,609
                                                            ============       ============       ============

See notes to consolidated financial statements.

                             AVANIR PHARMACEUTICALS

                           CONSOLIDATED STATEMENTS OF
                         SHAREHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------

                                                                                COMMON STOCK
                                                                  CLASS A                            CLASS B
                                                        ----------------------------      ------------------------------
                                                           SHARES          AMOUNT            SHARES            AMOUNT
                                                        ------------    ------------     --------------    --------------
BALANCE, OCTOBER 1, 1997                                  38,589,399    $ 57,551,618            283,000    $      147,748

Net loss

Issuance of Class A common stock in connection with:
   Exercises of stock options                                 13,167          13,714
   Exercise of warrants                                       19,400          29,100
   Conversions from Class B common stock                     234,000         122,166           (234,000)         (122,166)
   Conversion of Convertible Note (including
      interest of $35,223 and net of issue costs
      of $200,119)                                           958,051       1,250,563

Net compensation expense related to valuation
 of stock options and warrants
  granted to non-employees for services
   rendered                                                                  212,560
                                                        ------------    ------------     --------------    --------------

BALANCE, SEPTEMBER 30, 1998                               39,814,017      59,179,721             49,000            25,582

Net loss

Issuance of Class A common stock in connection with:
   Exercises of stock options                                 36,062          47,518            391,000            12,688
    Conversion of Convertible Note (including
      interest of $17,620 and net of issue costs
      of $37,577)                                          1,091,213         980,049
    Conversion of Series D Redeemable Convertible
      Preferred Stock                                      4,075,771       1,795,224
Dividends on preferred stock                                                 (29,146)

Net compensation expense related to valuation
 of stock options and warrants
   granted to non-employees for services
    rendered                                                                 222,584
                                                        ------------    ------------     --------------    --------------

BALANCE, SEPTEMBER 30, 1999                               45,017,063    $ 62,195,950            440,000    $       38,270

                                                                                TOTAL
                                                           ACCUMULATED       SHAREHOLDERS'
                                                             DEFICIT            EQUITY
                                                          --------------     ------------
BALANCE, OCTOBER 1, 1997                                  $  (45,405,440)    $ 12,293,926

Net loss                                                      (8,210,548)      (8,210,548)

Issuance of Class A common stock in connection with:
   Exercises of stock options                                                      13,714
   Exercise of warrants                                                            29,100
   Conversions from Class B common stock                                               --
   Conversion of Convertible Note (including
      interest of $35,223 and net of issue costs
      of $200,119)                                                              1,250,563

Net compensation expense related to valuation
 of stock options and warrants
  granted to non-employees for services
   rendered                                                                       212,560
                                                          --------------     ------------

BALANCE, SEPTEMBER 30, 1998                                  (53,615,988)       5,589,315

Net loss                                                      (8,554,036)      (8,554,036)

Issuance of Class A common stock in connection with:
   Exercises of stock options                                                      60,206
    Conversion of Convertible Note (including
      interest of $17,620 and net of issue costs
      of $37,577)                                                                 980,049
    Conversion of Series D Redeemable Convertible
      Preferred Stock                                                           1,795,224
Dividends on preferred stock                                                      (29,146)

Net compensation expense related to valuation
 of stock options and warrants
   granted to non-employees for services
    rendered                                                                      222,584
                                                          --------------     ------------

BALANCE, SEPTEMBER 30, 1999                               $  (62,170,024)    $     64,196

                             AVANIR PHARMACEUTICALS

                           CONSOLIDATED STATEMENTS OF
                   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

--------------------------------------------------------------------------------

                                                                         COMMON STOCK
                                                           CLASS A                           CLASS B
                                                -----------------------------     ------------------------------
                                                   SHARES           AMOUNT           SHARES           AMOUNT
                                                -------------    ------------     -------------    -------------
   Net loss

   Issuance of Class A common stock
   in connection with:
       Private placement, net of issue
         costs of $527,049                          2,698,791    $  5,472,951
       Exercise of warrants                         5,961,819       7,900,072
       Exercise of Stock options                    1,498,355       3,282,983
       Litigation settlements                       1,135,000       4,097,504
       Conversions from Class B common stock          375,000           4,125          (375,000)   $      (4,125)
   Receivable for Class A common
     stock
   Conversion of Series D redeemable
      convertible preferred stock
      (including dividends of
       $7,603)                                        288,800         507,603

   Dividends on preferred stock                                       (21,914)

   Valuations of:
       Beneficial conversion feature of
         redeemable convertible
         debentures                                                   166,667
       Warrants issued in connection with
         redeemable convertible
         debentures                                                    81,308

       Beneficial conversion feature of
         Series D redeemable convertible
         preferred stock                                              140,000

       Warrants issued in connection with
         Series D redeemable convertible
         preferred stock                                              106,000

       Accretion of discount related to
         Series D redeemable convertible
         preferred stock

   Compensation expense related to
      valuation of stock options and
      warrants granted to non-employees for
      services rendered                                               762,341

                                                -------------    ------------     -------------    -------------

BALANCE, SEPTEMBER 30, 2000                        56,974,828    $ 84,695,590            65,000    $      34,145
                                                =============    ============     =============    =============


                                                 RECEIVABLES                            TOTAL
                                                     FOR           ACCUMULATED       SHAREHOLDERS'
                                                 COMMON STOCK        DEFICIT            EQUITY
                                                -------------     -------------     ------------
   Net loss                                                       $    (582,283)    $   (582,283)

   Issuance of Class A common stock
   in connection with:
       Private placement, net of issue
         costs of $527,049                                                             5,472,951
       Exercise of warrants                                                            7,900,072
       Exercise of Stock options                                                       3,282,983
       Litigation settlements                                                          4,097,504
       Conversions from Class B common stock                                                  --
   Receivable for Class A common
     stock                                      $    (649,431)                          (649,431)
   Conversion of Series D redeemable
      convertible preferred stock
      (including dividends of
       $ 7,603)                                                                          507,603

   Dividends on preferred stock                                                          (21,914)

   Valuations of:
       Beneficial conversion feature of
         redeemable convertible
         debentures                                                                      166,667
       Warrants issued in connection with
         redeemable convertible
         debentures                                                                       81,308

       Beneficial conversion feature of
         Series D redeemable convertible
         preferred stock                                               (140,000)              --

       Warrants issued in connection with
         Series D redeemable convertible
         preferred stock                                                                 106,000

       Accretion of discount related to
         Series D redeemable convertible
         preferred stock                                                (57,609)         (57,609)

   Compensation expense related to
      valuation of stock options and
      warrants granted to non-employees for
      services rendered                                                                  762,341

                                                -------------     -------------     ------------

BALANCE, SEPTEMBER 30, 2000                     $    (649,431)    $ (62,949,916)    $ 21,130,388
                                                =============     =============     ============


See notes to consolidated financial statements.

                             AVANIR PHARMACEUTICALS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                             YEARS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------------------
                                                                                      2000             1999             1998
                                                                                  ------------     ------------     ------------
OPERATING ACTIVITIES:
Net loss                                                                          $   (582,283)    $ (8,554,036)    $ (8,210,548)
Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization                                                        145,430          139,469          210,946
  Non-cash interest expense                                                            402,990           17,620           35,223
  Compensation paid with common stock and stock options                                762,341          222,584          (11,190)
  Loss on sales of assets                                                                5,553               --               --
  Patents abandoned                                                                     89,433               --               --
  Stock subscription receivable                                                       (649,431)              --               --
Changes in assets and liabilities:
   Accounts receivable                                                                 (18,930)          17,264           15,765
   Inventory                                                                           213,998         (111,901)              --
   Prepaid and other                                                                   (75,105)        (204,444)         (44,809)
   Deferred costs                                                                      100,000         (100,000)              --
   Accounts payable                                                                   (207,432)         644,597          155,111
   Litigation settlements paid with common stock                                     4,097,504               --               --
   Accrued expenses and other liabilities                                              315,820           79,289          (93,661)
   Accrued compensation and payroll taxes                                              125,531          (87,352)         (15,073)
                                                                                  ------------     ------------     ------------
      Net cash provided by (used for) operating activities                           4,725,419       (7,936,910)      (7,958,236)
INVESTING ACTIVITIES:
   Patent costs                                                                       (118,276)        (194,363)         151,018
   Capital expenditures                                                               (950,558)         (80,678)        (156,089)
    Short-term investments                                                            (868,474)              --               --
    Long-term investments                                                             (700,000)              --               --
                                                                                  ------------     ------------     ------------
      Net cash used for investing activities                                        (2,637,308)        (275,041)          (5,071)
FINANCING ACTIVITIES:
   Proceeds from issuance common stock, net                                         16,656,007           60,206           42,814
   Proceeds from issuance of convertible preferred stock
   and related warrants, net                                                         1,000,000        1,766,078               --
   Proceeds from issuance of convertible notes payable, net                          1,344,985               --               --
   Repayment of convertible notes payable                                           (1,500,000)              --               --
   Proceeds from issuance of subordinated notes payable --
   net of issue costs                                                                  201,868               --               --
   Repayment of subordinated notes payable                                            (213,877)              --               --
                                                                                  ------------     ------------     ------------
      Net cash provided by financing activities                                     17,488,983        1,826,284           42,814
                                                                                  ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                                19,577,094       (6,385,667)      (7,920,493)
Cash and cash equivalents at beginning of period                                       122,674        6,508,341       14,428,834
                                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of period                                        $ 19,699,768     $    122,674     $  6,508,341
                                                                                  ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                  $    347,722     $      7,755     $    113,729
                                                                                  ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

   Value of conversion discount for convertible
      preferred stock                                                             $    140,000               --               --
   Conversions into common stock from preferred stock                             $    507,603     $  2,029,146               --
   Conversions into common stock from convertible notes                                     --     $  1,009,570     $  1,434,678
                                                                                  ============     ============     ============

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.      DESCRIPTION OF BUSINESS

Company History. AVANIR Pharmaceuticals (formerly LIDAK Pharmaceuticals) was incorporated in the state of California on August 31, 1988. From inception to November 20, 1998, the Company operated under the name LIDAK Pharmaceuticals. On November 20, 1998, the Company's shareholders approved a change in the name of the Company to AVANIR Pharmaceuticals. On May 2, 2000, AVANIR Pharmaceuticals formed a separate subsidiary, Xenerex Biosciences, for the purposes of focusing on a platform technology owned by the Company that is capable of generating human monoclonal antibodies. AVANIR Pharmaceuticals and its subsidiary may be referred to as "we" or the "Company" throughout this report. Prior to fiscal 2000, the Company had been in the development stage.

Business Activity. AVANIR Pharmaceuticals is engaged in research, development, commercialization, licensing and sales of innovative pharmaceutical products and in providing antibody generation services. The U.S. Food and Drug Administration approved the Company's first therapeutic product, Abreva(TM) (docosanol 10% cream), in July 2000. AVANIR has signed a license agreement with SmithKline Beecham giving them the exclusive rights to manufacture and sell Abreva in the North American market in exchange for license fees and royalties. AVANIR intends to generate additional license fees and royalties for docosanol 10% cream through license agreements for the rest of the world. The Company will assist its licensees in completing and filing the new drug applications in other countries, which could take several years to complete, if successful.

Operating and Business Risks. The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small specialty pharmaceuticals and biotech companies and their products and services. Such risks and uncertainties include, but are not limited to unpredictability of initial product sales for Abreva, timing and uncertainty of achieving milestones in clinical trials, and in obtaining approvals by the U.S. Food and Drug Administration.

     The Company's operating income and cash flow from operations will depend substantially upon its licensee for Abreva in the North American market, SmithKline Beecham, achieving various milestones and product sales. The Company's ability to generate additional revenues will be subject to the success of SmithKline Beecham in marketing and selling Abreva, finding licensees for docosanol 10% cream for the rest of the world and in establishing research collaborations for the Company's subsidiary, Xenerex Biosciences.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. The Company's fiscal year ends on September 30 of each year. The years ended September 30, 2000, 1999, and 1998, may be referred to as fiscal 2000, fiscal 1999, and fiscal 1998.

Principles of Consolidation. The consolidated financial statements include the accounts of AVANIR Pharmaceuticals and its subsidiary, Xenerex Biosciences. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Substantially all cash and cash equivalents are under the custodianship of two major financial institutions.

Investments. The Company's investments are comprised of certificates of deposit, U.S., state and municipal government obligations, and corporate debt securities. Investments with maturities of less than one year are considered short-term and are carried at amortized cost. All investments are primarily held in the Company's name and under the custodianship of the same two financial institutions that hold the Company's cash and cash equivalents. The specific identification method is used to determine the cost of securities disposed. At September 30, 2000, all of our investments were classified as held to maturity.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the raw material, docosanol, which is the active ingredient in docosanol 10% cream.

Fair Value of Financial Instruments. Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentrations. Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

     The Company receives income substantially from one principal licensee, SmithKline Beecham. The Company does not require collateral from SmithKline Beecham and will likely not require collateral from any other licensee or other potential customer.

     The Company and one of its licensees receive raw materials and manufactured products from sole suppliers. The inability of a sole supplier to fulfill supply requirements of the Company or its licensees could materially impact future operating results.

Revenue Recognition. We generally recognize revenues from license fees when the performance requirements have been met, fee is fixed or determinable, and collection of fees is probable. Revenues from federal research grants are recognized during the period in which the related expenditures are incurred. Revenues related to research collaborations and milestone payments are deferred and generally recognized ratably over the period of the obligation.

Depreciation and Amortization. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of three years are used on computer equipment and related software. Office equipment, furniture and fixtures are depreciated over five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or eight years.

Intangible Costs and Amortization. We capitalize legal expenses incurred in connection with applications for patents, trademarks and license agreements. We amortize the costs of approved patent and trademark applications over their useful lives. For patent and trademark applications that we abandon, we charge any remaining accumulated costs to expense.

Deferred Costs. We had no deferred costs at September 30, 2000, compared with $100,000 at September 30, 1999. Deferred costs at September 30, 1999, represented a 24-month $10 million equity line investment agreement that we entered into with Promethean Investment Group on January 22, 1999. Our policy is to record the costs associated with establishing the equity line as deferred assets so long as there is a reasonable likelihood of the equity line being drawn down and to expense these costs immediately when the equity line will not be drawn down. We expected in fiscal 2000 that we would not draw down on this equity line by January 22, 2000. Therefore, we wrote off the balance of deferred costs during fiscal 2000.

Research and Development Costs. Research and development costs are expensed as incurred.

Computation of Net Loss and Net Income per Common Share. The Company follows provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which expands upon the current standard, Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period ("Basic EPS method"). Diluted earnings (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period ("Diluted EPS method"). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net loss per share for fiscal 2000, fiscal 1999 and fiscal 1998, using only the Basic EPS method, as the inclusion of common share equivalents in the Diluted EPS method would have been anti-dilutive.

Accounting for Stock-Based Compensation. We apply the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for our employee stock option plans. We have opted under the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to disclose the impact of our stock-based compensation rather than recognize it in the financial statements. The pro forma effects of applying SFAS 123 are not necessarily representative of the effects on reported net income or loss for future years. See Note 6.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-lived Assets. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect the initial adoption of SFAS 133 to have a material effect on the Company's operations or financial position. We are required to adopt SFAS 133 in the first quarter of fiscal 2001.

        In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be reported as operating expenses. Stock option exercises resulted in payroll taxes of $761,733, $11,567, and $0, which were expensed in fiscal 2000, fiscal 1999 and fiscal 1998 respectively.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101, as amended, summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. We will be required to adopt SAB 101 in the fourth quarter of the fiscal year ending September 30, 2001. At present, we do not have any research collaborations that have revenue-generating milestones that would be impacted by the adoption of SAB 101. However, SAB 101 could have a material effect on the reporting of our financial position and results of operations in the future if we were to sign research collaborations that have cash payments tied to the achievement of milestones.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

3.      BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items.

                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999
                                                       ------------      ------------
Receivables, net:
   Total receivables                                    $   109,970       $   265,510
   Allowance for doubtful accounts                          (14,541)         (189,011)
                                                        -----------       -----------
       Receivables, net                                 $    95,429       $    76,499
                                                        ===========       ===========

Property and Equipment, Net:
   Leasehold improvements                               $   416,523       $     8,705
   Computer equipment and related software                  233,200           229,317
   Research and development equipment                       781,677           351,669
   Office equipment, furniture, and fixtures                193,808           126,396
                                                        -----------       -----------
                                                          1,625,208           716,087
   Less, accumulated depreciation and amortization         (574,505)         (496,726)
                                                        -----------       -----------
       Property and equipment, net                      $ 1,050,703       $   219,361
                                                        ===========       ===========

Intangible costs, net:
   Intangible costs                                     $   715,222       $   719,214
   Less, accumulated amortization                          (100,406)         (101,473)
                                                        -----------       -----------
       Intangible costs, net                            $   614,816       $   617,741
                                                        ===========       ===========

4.      INVESTMENTS

The following tables summarize the Company's investments in securities:

                                                                  Gross        Gross
                                                    Amortized   Unrealized   Unrealized      Fair
                                                      Cost         Gain         Loss         Value
                                                   ----------   ----------   ----------    -----------
As of September 30, 2000:
     Certificates of deposit                       $  588,122                              $  588,122
     Government securities                            780,352                  $1,517         778,835
     Commercial paper                                 200,000                     336         199,664
                                                   ----------                  ------      ----------
          Total                                    $1,568,474                  $1,853      $1,566,621
                                                   ==========                  ======      ==========

Reported as:
     Short-term investments                        $  868,474
     Investments                                      700,000
                                                   ----------
          Total                                    $1,568,474
                                                   ==========
As of September 30, 1999:
          Total investments                        $        0                              $        0
                                                   ==========                              ==========

5.      COMMITMENTS

Lease Commitments. On March 20, 2000, the Company signed an eight-year lease with BC Sorrento LLC for use of 27,047 square feet of office space in a building located at 11388 Sorrento Valley Road, Suite 200, San Diego, California, commencing on September 1, 2000. Our total financial commitment to the landlord for the term of the lease is $6,023,863. The lease has scheduled rent increases each year. In connection with the lease, we have included $6,053 in deferred rent in total accrued expenses and other liabilities. In connection with this lease, we entered into an irrevocable standby letter of credit, available through Bank of America, N.A. in the amount of $388,122, which names the landlord's lender as the beneficiary in the event that we default on our payments to the landlord. Other lease commitments amounted to $38,780. Lease expense for fiscal 2000, fiscal 1999 and fiscal 1998 was $401,281, $315,523 and $325,781, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

   Year ending September 30,
   -------------------------
            2001                                $    690,562
            2002                                     699,511
            2003                                     722,114
            2004                                     738,919
            2005                                     765,154
            Thereafter                             2,390,937
                                                 -----------
            Total                                $ 6,007,197
                                                 ===========

6.      SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock

        Preferred Stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

Series C Junior Participating Preferred Stock

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

        On November 23, 1999, we amended the Rights Agreement dated March 5, 1999 between American Stock Transfer & Trust Company and us. The Rights Agreement was amended to exclude two financial institutions from being named as "acquiring parties," as defined in the Rights Agreement, subject to certain conditions. In a related transaction on November 24, 1999, we signed a financing arrangement with the two "excluded" financial institutions and received $1,500,000 in bridge financing. See Note 7.

Series D Redeemable Convertible Preferred Stock and Class J Stock Purchase Warrants

        At September 30, 2000, 50 shares of Series D redeemable convertible preferred stock remained outstanding in connection with a securities purchase agreement made with certain investors to purchase up to $5,000,000 in preferred stock and Class J Warrants in the Company. In connection with the issuances of preferred stock and warrants in fiscal 2000 and fiscal 1999, Class J Warrants to purchase 50,000 shares of Class A common stock at $2.71 per share and 50,000 shares of Class A common stock at $0.944 per share also remained outstanding on September 30, 2000. The expiration dates for the warrants vary from March 31, 2004 to February 18, 2005.

        The securities purchase agreement between the investors and the Company, entered into on March 22, 1999, provided for the sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock ("Series D Shares") and a corresponding number of Class J Stock Purchase Warrants ("Class J Warrants"). The agreement required that one Class J Warrant be issued with each Series D Share for an aggregate purchase price per unit of $10,000. Each Series D Share carried an annual dividend of $500 payable on a quarterly basis in cash or, at our option, in stock at the applicable conversion rate. Each Class J Warrant that was issued as a part of each $10,000 unit was exercisable into 500 shares of Class A Common Stock. The Class J Warrants had an expiration date of five years from the date of issuance. (See Common Stock for exercises of Class J Warrants in Fiscal 2000.)

        As of September 30, 1999, none of the Series D Shares was outstanding; however, Class J Warrants to purchase 100,000 shares of Class A common stock at $0.9144 per share were outstanding. On November 29, 1999, one of the investors exercised its Class J Warrants to purchase 50,000 shares of Class A common stock at $0.9144 per share, for cash in the amount of $45,720.

        On February 18, 2000, we received $1,000,000 in exchange for issuing 100 Series D Shares and Class J Warrants to purchase 50,000 shares of Class A common stock. The Class J Stock Purchase Warrants issued in connection with the financing have an exercise price equal to 120% of the market price for Class A common stock, as defined in our Certificate of Determination or $2.715 per share.

        We estimated the value of the warrants issued on February 18, 2000, to be $106,000, based on the Black Scholes method, which we credited (added) to Class A common stock and reported the same amount as a discount to the Redeemable Series D Convertible Preferred Stock, which we are accreting over the three-year life of the Redeemable Series D Convertible Preferred Stock or sooner if converted to Class A common stock. We estimated the value of the beneficial conversion feature of the Redeemable Series D Convertible Preferred Stock to be $140,000 based on the terms of the conversion price in the agreement, which is the lesser of $2.715 per share or 86% of market price as defined in Certificate of Determination. We recorded the effect of the beneficial conversion feature of $140,000 as a dividend paid, and charged the amount to the accumulated deficit and added the same amount to Class A common stock.

        On June 12, 2000, one of the holders of Series D Shares exercised its right to convert 50 shares, representing $500,000 in redeemable convertible preferred stock and $7,603 in accrued and unpaid dividends into 288,800 shares of Class A common stock, for an average stock price of $1.7576 per share

        The remaining Series D holders may convert any or all of the Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

        - the Fixed Conversion Price -- an amount equal to $2.715 per share of Class A common stock; or

        - the Variable Conversion Price -- an amount equal to 86% of the market price of our Class A common stock, defined as the lower of:

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

        The following table summarizes the changes in Series D Shares and conversions into Class A common stock from October 1, 1998 to September 30, 2000:

                                                                           Series D Redeemable Convertible
                                                                                  Preferred Stock
                                                                           ------------------------------
                                                                             Shares             Amount
                                                                           -----------       ------------
Balance, October 1, 1998                                                             0       $         0

   Issuance of Series D Shares in March 1999 for cash (net of issue
      costs of $233,922)                                                           200         1,766,078
   Preferred stock dividends accrued between March 1999 and September 1999                        29,146
   Conversion of Series D Shares into 4,075,771 shares of Class A
      common stock                                                                (200)       (1,795,224)
                                                                           -----------       -----------

Balance, September 30, 1999                                                          0                 0

   Issuance of Series D Shares in February 2000 for cash                           100         1,000,000
   Valuation of warrants issued in connection with redeemable
      convertible preferred stocks                                                              (106,000)
   Accretion of Series D redeemable
      convertible preferred stock                                                                 57,609
   Preferred stock dividends accrued between February 2000 and
      September 2000                                                                              21,914
   Conversion into 288,800 shares of Class A common stock                          (50)         (507,603)
                                                                           -----------       -----------

Balance, September 30, 2000                                                         50       $   465,920
                                                                           ===========       ===========

Common Stock

        We have both Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock have one vote for each share held of record and holders of Class B Common Stock have five votes for each share held of record on all matters to be voted on by the shareholders. The Class A Common Stock and the Class B Common Stock vote as one class on all matters requiring shareholder approval, except that under California law the affirmative vote of a majority of the outstanding shares of Class A Common Stock and a majority of the outstanding shares of Class B Common Stock, each voting separately as a class, is required for any amendment to our articles of incorporation that would alter or change the powers, preferences or special right of, or increase or decrease the number of shares of, or create a new class or series of shares having rights, preferences or privileges prior to, each respective class of a Company's common stock.

        Upon liquidation, holders of both classes of common stock would be entitled to share ratably in the net assets available for distribution subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of both classes of common stock are not redeemable and have no preemptive or similar rights. The Class B Common Stock may be converted into Class A Common Stock on a share-for-share basis at any time at the election of the holder and will automatically convert into Class A Common Stock upon the sale or other transfer to another holder of Class B Common Stock (including, without limitation, conveyance into a trust or transfer by the operation of any will or the laws of descent and distribution).

Private Placement. Between the closing dates of January 26 and January 31, 2000, we completed a $6,000,000 private placement financing with three accredited financial institutions, by issuing 2,630,137 shares of Class A common stock and warrants to purchase an additional aggregate of 263,014 shares of Class A common stock at an exercise price of $2.44 per share. We paid financial advisory and finders' fees of $480,000 in connection with this financing arrangement and $47,049 in legal and other costs, leaving net proceeds of $5,472,951 from the financing transaction. Between June 6, 2000 and July 5, 2000, we issued an additional aggregate of 68,654 shares of Class A common stock in connection with a repricing event. Up to 876,712 shares of Class A common stock are still eligible for repricing if the 20-day average stock price falls below $2.85156 per share prior to January 31, 2001.

Warrants

Class D Warrants. During fiscal 2000, the Class D warrant holders exercised their rights to purchase an aggregate of 1,391,952 shares of Class A common stock at $1.375 per share, for aggregate exercise proceeds of $1,913,934. Rights to exercise Class D warrants to purchase Class A common stock expired on December 31, 1999. The Company subsequently cancelled Class D warrants to purchase 122,083 shares of Class A common stock that remained unexercised after the expiration date.

Class G Warrants. As of September 30, 2000, a Class G Warrant to purchase 757,050 shares of Class A common stock at an exercise price of $1.375 per share remained outstanding. During the fiscal year ended September 30, 2000, the Class G warrant holder exercised its rights to purchase an aggregate of 3,628,733 shares of Class A common stock at $1.375 per share, for aggregate exercise proceeds of $4,989,508. The Class G Warrant was issued in connection with the conversion of a convertible note payable issued on February 26, 1997, which is no longer outstanding. The remaining Class G Warrant expires 60 days following the date of effectiveness of a registration statement with the Securities and Exchange Commission, which registers the resale of shares purchasable upon exercise of the warrant.

Class H Warrants. As of September 30, 2000, Class H Warrants to purchase 100,000 shares of Class A common stock at an exercise price of $2.40 per share were outstanding. The holder of Class H Warrants did not exercise any rights to purchase Class A common stock during the fiscal year ended September 30, 2000. The Class H Stock Purchase Warrant expires on February 26, 2002.

Class I Warrant. As of September 30, 2000, a Class I Warrant to purchase 2,447 shares of Class A common stock at an exercise price of $0.78125 per share was outstanding. During fiscal 2000, the Class I warrant holder exercised its rights to purchase 353,411 shares of Class A common stock using a "cashless" exercise option. The market prices on the dates of exercise of portions of the Class I warrant ranged from $2.00 per share to $3.8125 per share, with an average of $2.696 per share of Class A common stock. The average gain in value per share purchasable under the warrant was $1.915 per share. Therefore, the holder delivered to us a portion of the warrant to purchase 144,142 shares that had an aggregate value of $276,102, based on the difference in the average market price on the tender dates and the exercise price of $0.78125 per share, times the portion of the warrant tendered.

        We issued this Class I Warrant on March 4, 1999, in consideration for engaging the services of a consultant to provide us with advice and counsel in preparing various materials for submission to regulatory approval agencies and in monitoring the progress of such submissions. The contract for consulting services was for a period of 18 months. In connection with the consulting services, we issued the consultant a Class I Warrant for the purchase of up to 500,000 shares of Class A Common Stock at an exercise price of $0.78125 per share. The warrant vested fully upon issuance. The Class I Stock Purchase Warrant expires on March 3, 2004.

        We calculated the value of the services to be performed in exchange for the Class I Warrant at $225,900 using the Black-Scholes pricing model at the time of issuance. We amortized the expense over the 18-month period of the consulting agreement. For fiscal 2000, we recorded expenses in the amount of $138,050, representing eleven months of services and for fiscal 1999, we recorded expenses of $87,850, representing seven months of services under the consulting agreement.

Class J Warrants. See "Preferred Stock - Series D Redeemable Convertible Preferred Stock and Class J Stock Purchase Warrants" above.

Class K Warrant. As of September 30, 2000, a Class K Warrant to purchase 277,500 shares of Class A common stock at $1.125 per share was outstanding and fully vested and a warrant to purchase 100,000 shares at $3.50 per share was outstanding and had not vested. The warrant to purchase 100,000 shares at $3.50 per share were issued in fiscal 2000 and contain certain performance incentives related to services to be provided by our consultant for investor relations in fiscal 2000 and fiscal 2001. The warrant issued in the prior year was priced at $1.125 per share.

        We recorded compensation expense of $150,448 related to the valuation of services rendered and milestones that were achieved under the warrants in fiscal 2000. Also during the year, a warrant to purchase 62,500 shares of Class A common stock at $1.125 per share was canceled because the holder did not achieve one of the performance milestones. The exercise rights for the warrant issued in fiscal 2000 vest upon the consultant meeting or exceeding certain milestones related to institutional ownership in the Company, analyst coverage and the price of our Class A common stock. We will record compensation expense related to achieving such milestones as they occur in fiscal 2001. The expiration dates of the warrants vary from June 14, 2003 to June 14, 2005.

Class L Warrant. As of September 30, 2000, a Class L Warrant to purchase 55,000 shares of Class A common stock at $1.1875 per share had not been exercised. On June 8, 1999, we engaged the services of an advertising agency to assist in the promotion of docosanol 10% cream. In exchange for a reduction in the fees for services, we issued the Class L Warrant to an advertising agency for the purchase of up to 55,000 shares of Class A Common Stock at an exercise price of $1.1875 per share. The Class L Warrant expires on June 7, 2002. We valued the Class L Warrant at $49,645, which represents the value of the discounted fees from the advertising agency. We recorded compensation expense of $33,097 in fiscal 2000 and $16,548 in fiscal 1999.

Class M Warrants. In November 1999, we issued Class M warrants to certain lenders and investment bankers to purchase an aggregate of 700,934 shares of Class A common stock at an exercise price of $1.284 per share in connection with the issuance of $1.5 million in redeemable 11% convertible debentures. Two-thirds of the Class M Warrants to purchase 467,289 shares of Class A common stock were fully vested on November 24, 1999. We recorded the cost of the warrants at $81,308 based on the fair value on the date of issuance and had fully amortized such cost during fiscal 2000. On February 18, 2000, we repaid the $1.5 million in 11% convertible debentures and the remaining one-third of the warrants to purchase an aggregate of 233,645 shares of Class A common stock were cancelled. Vesting of the warrants stopped because we repaid the debentures within the first 100 days of issuance. As of September 30, 2000, Class M Warrants to purchase 194,704 shares of Class A common stock remained outstanding. The Class M warrants expire on November 30, 2002. See Note 7, "Redemption of 11% Convertible Debentures."

Class N Warrants. In January 2000 we issued Class N Warrants to purchase 263,014 shares of Class A common stock at an exercise price of $2.44 per share. We issued these warrants to the investors who purchased Class A common stock as part of the $6 million private placement on January 31, 2000. We valued the Class N warrants at $472,478 and the sale of the Class A common stock at $5,527,522 based on the Black Scholes method and included both allocated values in the financial statements in common stock. At September 30, 2000 Class N Warrants to purchase 32,877 shares of Class A common stock remained outstanding. The Class N warrants expire on January 31, 2004.

        The following table summarizes all warrant activity for the period October 1, 1997, to September 30, 2000:

                                                                       WEIGHTED
                                        SHARES OF CLASS A COMMON        AVERAGE
                                         STOCK PURCHASABLE UPON      EXERCISE PRICE         RANGE OF
                                          EXERCISE OF WARRANTS         PER SHARE         EXERCISE PRICES
                                        ------------------------     --------------      ----------------
Outstanding at October 1, 1997                 2,513,091             $      2.12            $1.50--2.97
   Issued                                        479,026                    3.97                   2.97
   Exercised                                     (19,400)                   1.50                   1.50
                                               ---------

Outstanding at September 30, 1998              2,973,717                    2.27             1.50--2.97
   Issued                                      6,087,556                    1.45             0.78--1.38
   Cancelled                                  (2,030,455)                   2.97                   2.97
                                               ---------

Outstanding at September 30, 1999              7,029,818                    1.33             0.78--1.38
   Issued                                      1,113,948                    1.53             1.13--3.50
   Cancelled                                    (296,144)                   1.75             1.13--1.28
   Expired                                      (122,083)                   1.38                   1.38
   Tendered                                     (144,142)                   0.78                   0.78
   Exercised                                  (5,961,819)                   1.37             0.78--2.44
                                               ---------

Outstanding at September 30, 2000              1,619,578                    1.41             0.78--3.50
                                               =========
Fully vested at September 30, 2000             1,519,578
                                               =========

Stock Options

2000 Stock Option Plan. On March 23, 2000, our shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan"), pursuant to which an aggregate of 2,300,000 shares of our Class A common stock have been reserved for issuance. The 2000 Plan allows us to grant options to our officers, directors, employees and consultants. As of September 30, 2000, 1,315,000 shares of Class A common stock were available for grant under the 2000 Plan.

1998 Stock Option Plan. On February 19, 1999, our shareholders approved the 1998 Stock Option Plan (the "1998 Plan") under which options to purchase 1,875,000 shares of Class A Common Stock can be granted to our directors, officers, employees and consultants. Included in the options granted through September 30, 1999 were options to purchase 135,000 shares of Class A Common Stock granted on July 16, 1999, to our board of directors in lieu of cash compensation for their service on the board of directors for the period of June 1999 through December 1999. We valued the issuance of these options at $89,500 based on the estimated cash compensation that would have been paid the directors and recorded expense in the amount of $38,358 for the period of service by the board of directors from October 1999 through December 1999. As of September 30, 2000, options to purchase 9,380 shares of Class A Common Stock were available for grant under the 1998 Plan.

1994 Stock Option Plan. In March 1994, our shareholders approved the adoption of the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan as amended in 1995, 1996 and 1997 reserves for issuance an aggregate of 2,000,000 shares of Class A Common Stock. The 1994 Plan allows us to grant options to our officers, directors, employees and consultants. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also one of our employees. The 1994 Plan terminates on January 14, 2004. At September 30, 2000, 215,992 shares of Class A Common Stock were available for grant under the 1994 Plan.

Other Stock Options. In July 1993, we granted options to purchase an aggregate of 3,843,750 shares of Class A Common Stock to certain of our employees, consultants, directors and original investors in the Company at an option price of $3.56 per share. Recipients of these options waived all of their respective rights to an aggregate of 3,843,750 shares of Class B Common Stock and options to purchase Class B Common Stock held in an escrow account. These options were fully exercisable when issued and they expire on July 17, 2003.

        In September 1994, we reduced the exercise price on certain options granted to several employees, officers and consultants to purchase an aggregate of 3,285,250 shares of Class A and Class B Common Stock, to $2.75 per share.

        The following table summarizes all common stock option activity from October 1, 1997 to September 30, 2000:

                                                                  NUMBER OF SHARES
                                                              UNDERLYING STOCK OPTIONS              WEIGHTED
                                                           ------------------------------        AVERAGE OPTION
                                                             CLASS A              CLASS B        PRICE PER SHARE
                                                           ---------            ---------        ---------------
                Outstanding at October 1, 1997              5,305,443              429,000           $2.51
                    Granted                                   954,000                                $1.56
                    Exercised                                 (13,167)                               $1.04
                    Canceled                                 (386,366)             (10,000)          $2.33
                                                           ----------           ----------

                Outstanding at September 30, 1998           5,859,910              419,000           $2.38
                    Granted                                 1,720,000                                $0.76
                    Exercised                                 (36,062)            (391,000)          $0.13
                    Canceled                                 (319,724)                               $1.55
                                                           ----------           ----------

                Outstanding at September 30, 1999           7,224,124               28,000           $2.16
                    Granted                                 1,649,000                                $1.73
                    Exercised                              (1,482,355)             (16,000)          $2.19
                    Canceled                               (2,028,619)             (12,000)          $2.71
                                                           ----------           ----------

                Outstanding at September 30, 2000           5,362,150                    0           $1.81
                                                           ==========           ==========           =====
                Exercisable at September 30, 2000           3,403,335                    0           $1.96
                                                           ==========           ==========           =====

        We have applied APB Opinion No. 25 and related interpretations in accounting for our employee stock options. (See Note 2, "Summary of Significant Accounting Policies.") Accordingly, we have not recognized any compensation expense for stock options granted at the fair market value of our Class A Common Stock. If compensation expense for stock options granted under the stock option plans had been determined based on the fair value at the grant date consistent with methodology prescribed under SFAS No. 123, then our pro forma net loss and net loss per share would have been as follows:

                                               Fiscal Years Ended September 30,
                                    -----------------------------------------------------
                                        2000                1999                1998
                                    -------------       -------------       -------------
      Net loss attributable to
      common shareholders
         As reported                $    (801,806)      $  (8,583,182)      $  (8,210,548)
         Pro forma                  $  (2,210,593)      $  (9,273,260)      $  (8,651,374)

      Net loss per share
         As reported                $       (0.02)      $       (0.21)      $       (0.21)
         Pro forma                  $       (0.04)      $       (0.22)      $       (0.22)

        We estimate the weighted average fair values per share of the options granted during the fiscal years 2000, 1999 and 1998 to be $1.73, $0.76, and $1.56, respectively, using the Black-Scholes option-pricing model and the following assumptions:

                                    Years Ended September 30,
                                    ------------------------
                                    2000      1999      1998
                                    ----      ----      ----
        Risk free interest rate        6%        5%        5%
        Expected life (years)        4.3       3.0       3.3
        Expected volatility          153%      151%      144%
        Expected dividends           None      None      None

        The following table summarizes information concerning outstanding and exercisable Class A and Class B stock options at September 30, 2000:

                                  Options Outstanding
                   ----------------------------------------------       Options Exercisable
                                       Weighted                      --------------------------
                                        Average        Weighted                       Weighted
                                       Remaining       Average                         Average
   Range of          Number           Contractual      Exercise        Number          Exercise
Exercise Prices    Outstanding       Life in Years      Price        Exercisable        Price
---------------    -----------       -------------   ------------    -----------      ---------
  $0.30-$0.30        166,000               9.08         $0.30           166,000         $0.30
  $0.72-$0.72      1,214,099               8.00         $0.72           631,278         $0.72
  $0.78-$1.13        338,666               4.87         $0.94           279,478         $0.93
  $1.19-$1.28         81,000               7.78         $1.24            58,548         $1.35
  $1.47-$1.70      1,140,130               7.92         $1.57           402,280         $1.56
  $1.81-$2.47        862,500               7.88         $2.25           387,364         $2.22
  $2.50-$2.90      1,091,755               3.86         $2.73         1,010,387         $2.72
  $2.94-$5.75        463,500               3.70         $3.66           463,500         $3.66
  $6.44-$6.44          4,500               4.96         $6.44             4,500         $6.44
                   ---------                                          ---------
                   5,362,150                                          3,403,335
                   =========                                          =========

7.      REDEMPTION OF 11% CONVERTIBLE DEBENTURES

Loan Agreement. On November 23, 1999, we entered into a loan agreement for $1.5 million in financing from two international financial lenders. On November 24, 1999 and November 29, 1999, we issued an 18-month redeemable convertible debenture for $750,000 to each lender, with an interest rate of 11% payable quarterly in arrears. Under the loan agreement, we had the right to pay back the outstanding principal and accrued interest on each convertible debenture within the first 100 days from its issuance date before the lender was entitled to convert the convertible debenture into shares of Class A common stock.

        The option to convert the convertible debentures at 90% of the market price of the Class A common stock effectively resulted in the issuance of the convertible debentures at an 11% discount. We recorded this discount, totaling $166,667, as equity in connection with the issuance of the convertible debentures (See Note 6, "Shareholders' Equity/(Deficit)".) The discount was amortized as non-cash interest expense over the approximate two and one-half month period that the convertible debentures were outstanding, with a corresponding increase to the principal amount of the convertible debentures. We paid two placement agents an aggregate finder's fee of $120,000 plus stock purchase warrants described below in connection with this financing.

        On February 4, 2000 we redeemed the $1.5 million in outstanding convertible debentures plus $28,151 in accrued and unpaid interest. We paid a 5% redemption premium in connection with the redemption of these debentures. We were able to reduce the interest rate from 11% to 10% according to the terms of the agreement, because we redeemed the convertible debentures within the first 90 days of issuance.

Stock Purchase Warrant. In connection with issuing the convertible debentures, we issued to the lenders and investment bankers Class M stock purchase warrants to purchase up to an aggregate of 700,934 shares of Class A common stock, subject to certain vesting requirements, at an exercise price of $1.284 per share. Two-thirds of the shares of Class A common stock, or 467,289 shares, underlying the Class M stock purchase warrants vested on November 24, 1999. One-third or 233,645 shares purchasable under the warrants were cancelled on February 4, 2000, upon redemption of the convertible debentures. We valued the warrants at $81,308, which was fully amortized during fiscal 2000.

Debt Issue Costs. We incurred $155,015 in debt issue costs related to the issuance of the 11% convertible debentures on November 23, 1999, and fully amortized the costs during fiscal 2000.

8.      LICENSE AND OTHER AGREEMENTS

SmithKline Beecham. On March 31, 2000, we signed an exclusive license agreement with SmithKline Beecham (NYSE: SBH) for rights to manufacture and market Abreva(TM) (docosanol 10% cream) as an over the counter ("OTC") product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, SmithKline Beecham Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in the exclusive markets. The terms of the license agreement provide for AVANIR to receive license fees and milestone payments up to $25,000,000, of which $10,000,000 was received in fiscal 2000 and $5,000,000 was received in November 2000 in our fiscal 2001. The balance of the milestone payments is structured around achieving product launch, a product sales milestone, and upon reaching the one-year anniversary of product launch. In addition, we expect to receive royalties for sales of Abreva in the licensed market territory.

Yamanouchi Europe, B.V. (formerly Brocades Pharma). In November 1991, we entered into a license agreement with Yamanouchi Europe, B.V. of the Netherlands ("Yamanouchi") for clinical development, manufacturing, marketing and distribution of docosanol 10% cream, as a prescription topical anti-herpes compound in certain European and other countries. On December 31, 1998, the license agreement became non-exclusive because of Yamanouchi's failure to meet a performance milestone. On December 21, 1999, Yamanouchi indicated that they had terminated all work on docosanol 10% cream. We do not expect any change in Yamanouchi's position because their strategic focus is on marketing and selling prescription products. The Company intends to find one or more appropriate OTC marketing partners in 2001 because docosanol 10% cream is an OTC product in the United States and it intends to seek approval in Europe and other countries as an OTC product.

CTS Chemical Industries. In July 1993, we entered into a license agreement with CTS Chemical Industries, Ltd. ("CTS"), for the manufacturing, marketing and distribution of docosanol 10% cream as a topical anti-herpes compound in Israel. The five-year period license begins upon CTS successfully obtaining approval by the appropriate regulatory authorities in Israel. Under the terms of the agreement, CTS will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol 10% cream. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly or from our designee at a price to be negotiated between the two companies. In October 2000, we sent the U.S. regulatory documents (NDA) to CTS to aid them in constructing their own regulatory submission.

Boryung Pharmaceuticals Company Ltd. In March 1994, we entered into a 12-year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. ("Boryung"), for the manufacture and sale of docosanol 10% cream in the Republic of Korea ("Korea"). Under the terms of the agreement, Boryung will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol 10% cream. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly, and after market introduction we will receive royalties on sales in the subject territory.

In October 2000, we sent the U.S. regulatory documents (NDA) to Boryung to aid them in constructing their own regulatory submission.

Bausch & Lomb. In November 1998, we entered into a Contract Manufacturing and Supply Agreement with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"). The agreement provides the terms under which Bausch & Lomb would manufacture, package and supply docosanol 10% cream. On December 30, 1999, Bausch & Lomb terminated the agreement with AVANIR; and both SmithKline Beecham and Bausch & Lomb notified the Company that they had negotiated their own agreement for manufacture of docosanol 10% cream. We believe that SmithKline Beecham intends ultimately to manufacture docosanol 10% cream in one of its own plants. In the meantime, however, SmithKline Beecham is ordering materials from Bausch & Lomb.


9.      RELATED PARTY

IRISYS RESEARCH AND DEVELOPMENT, LLC

License Agreement. - On August 1, 2000, we entered into an agreement with IriSys Research and Development, LLC ("IriSys") to sublicense the exclusive worldwide rights to a patented drug combination, internally designated as AVP-923, to treat multiple central nervous system disorders. (See Exhibit 10.14.) Our license agreement includes rights to the patented technology and know-how for the development and potential marketing of products for treatments of:

        - emotional lability, which is a condition associated with neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), multiple sclerosis (MS), Alzheimer's Disease (AD) and stroke;

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

Further, if we successfully complete the clinical trials and the FDA accepts our new drug application, we will be required to pay a royalty to IriSys based on a percent of sales revenue if we market the product ourselves. If we license the product to someone else, we are required to share equally any royalties that we receive from third parties with IriSys. The agreement calls for certain minimum sales levels to be achieved in order for AVANIR to maintain exclusivity of the marketing rights in the licensed territories.

        Dr. Yakatan, president and chief executive officer of AVANIR, is a founder, chairman and a majority shareholder of IriSys. IriSys is the exclusive licensee of certain patents and a patent application as set forth under an Exclusive Patent License Agreement between IriSys and the Center for Neurologic Study, dated as of April 2, 1997. The Company believes that the terms of the license agreement with IriSys are no less favorable to the company than those that could have been obtained from an unrelated party.

Research and Development. On June 2, 1999, we entered into an agreement for services with IriSys to develop formulations for a potential drug substance candidate using our allergy and asthma technology. IriSys' fees for services compared favorably to competitive bids submitted to us at that time. During fiscal 2000 and fiscal 1999, the Company paid IriSys $101,197 and $81,400 respectively, for services rendered pursuant to this agreement.

10.     LITIGATION SETTLEMENTS

David H. Katz. On March 24, 2000, the Company, David H. Katz, M.D., (the Company's founder, former CEO, and a former director) and Mrs. Lee R. Katz (the wife of Dr. Katz) jointly announced a comprehensive settlement of all disputes, claims and litigation that they had asserted against each other.

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

        Under the settlement terms, AVANIR conveyed to Dr. Katz shares of Class A Common Stock, valued at $3.9 million, and an additional cash payment in the amount of $175,000. The Company's insurer funded the cash portion of the settlement. Dr. Katz, his wife and two daughters have, in return, assigned voting control of their stock in AVANIR, whether directly or beneficially owned, to company management for a period of seven years, and all of Dr. Katz' outstanding stock options, exercisable into 1,827,000 shares, were cancelled. In addition, Dr. Katz and his wife assigned the Company any and all their rights to certain technology and related patent applications pertaining to research on allergy and asthma treatments.

Medical Biology Institute and HealthMed, Inc. On August 27, 1998, we entered into a settlement agreement and mutual general release with Medical Biology Institute ("MBI") to settle all outstanding disputes between the two companies, specifically including the disputed ownership of our proprietary therapeutic compound, docosanol, as well as other technologies. The settlement agreement provides for us to retain all rights to docosanol and certain other technologies. In return for obtaining full control of our technologies and avoidance of potential future royalty payments, we loaned $500,000 to MBI and returned other technologies that no longer fit our long-term strategic plans. We forgave the loan effective February 23, 1999, following MBI's meeting certain loan covenants over the 180-day period of the loan. In fiscal 1998, we recorded litigation settlement costs in our consolidated statement of operations of $783,899, which includes the write-down of the loan to MBI of $500,000 and certain other costs that were previously capitalized by us related to those patents that were returned to MBI. Also included in the litigation settlement costs for fiscal 1998 is $150,000 paid to HealthMed, Inc. in connection with a settlement agreement with HealthMed, Inc. dated March 24, 1998. We have no further obligation to MBI or to HealthMed, Inc.

11.     INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows:

                                                                 September 30,
                                                        -------------------------------
                                                            2000               1999
                                                        ------------       ------------
   Net operating loss carryforwards                     $ 23,534,919       $ 22,206,023
   Capitalized license fees                                  943,764          1,011,176
   Research credit carryforwards                           3,658,552          3,590,161
   Capitalized research and development costs              1,342,513          1,344,814
   Other                                                    (229,870)          (195,954)
                                                        ------------       ------------

   Net deferred tax assets                                29,249,878         27,956,220

   Valuation allowance for net deferred tax assets       (29,249,878)       (27,956,220)
                                                        ------------       ------------
                                                        $         --       $         --
                                                        ============       ============

        We have provided a valuation allowance against the net deferred tax assets recorded as of September 30, 2000 and 1999 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2015. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards, which we may use in any year. As of September 30, 2000, we had $64,988,762 and $16,275,336 of federal and California net operating loss carryforwards, respectively.

12.     EMPLOYEE SAVINGS PLAN

        We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 20% of their salary, subject to annual limits. We are not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 2000, 1999 and 1998, nor have we made any contributions since inception of the plan.

                                    * * * * *