Form 10-Q
period 2000-12-31
AVANIR PHARMACEUTICALS
filed 2001-02-14
CIK 858803

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



For the quarter ended DECEMBER 31, 2000              Commission File No. 0-18734



                             AVANIR PHARMACEUTICALS
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                     33-0314804
(State or other jurisdiction of               (IRS Employer Identification No).
incorporation or organization)


11388 SORRENTO VALLEY ROAD, SUITE 200
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


The number of shares of Common Stock of the Registrant issued and outstanding as of February 5, 2001:

        Class A Common stock, no par value                            57,305,945
        Class B Common stock, no par value                                49,000


--------------------------------------------------------------------------------

                             AVANIR PHARMACEUTICALS

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets ............................................       3

         Consolidated Statements of Operations ..................................       4

         Consolidated Statements of Cash Flows ..................................       5

         Notes to Consolidated Financial Statements .............................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................      11


Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............      18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .......................................      18

                             AVANIR PHARMACEUTICALS

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                            DECEMBER 31,      SEPTEMBER 30,
                                                                                2000               2000
                                                                            ------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $ 22,798,421       $ 19,699,768
  Short term investments .............................................           773,310            868,474
  Receivables, net ...................................................           134,382             95,429
  Inventory ..........................................................            13,784              9,804
  Prepaid and other ..................................................           496,862            411,999
                                                                            ------------       ------------
        Total current assets .........................................        24,216,759         21,085,474
  Property and equipment, net ........................................         1,277,854          1,050,703
  Intangible costs, net ..............................................           834,991            614,816
  Investments ........................................................           700,000            700,000
  Other assets .......................................................            66,692             68,244
                                                                            ------------       ------------
        TOTAL ASSETS .................................................      $ 27,096,296       $ 23,519,237
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................      $    826,109       $    965,636
  Accrued expenses and other liabilities .............................           258,861            537,027
  Accrued compensation and payroll taxes .............................           258,272            248,599
  Notes payable ......................................................           110,438            171,667
                                                                            ------------       ------------
    Total current liabilities ........................................         1,453,680          1,922,929

COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  Series D -- no par value, 500 shares authorized;
      50 shares issued and outstanding ...............................           476,880            465,920

SHAREHOLDERS' EQUITY
   Preferred stock -- no par value, 9,999,500 shares authorized:
     Series C Junior Participating -- 1,000,000 shares
       authorized, no shares issued or outstanding ...................                --                 --

   Common stock -- no par value:
     Class A -- 99,288,000 shares authorized; 57,254,958
       and 56,974,828 issued and outstanding .........................        84,997,363         84,695,590

   Class B -- 712,000 shares authorized; 49,000 and
     65,000 shares issued and outstanding
      (convertible into Class A Common Stock) ........................            26,144             34,145
   Receivable for Class A common stock ...............................                --           (649,431)
   Accumulated deficit ...............................................       (59,857,771)       (62,949,916)
                                                                            ------------       ------------

   Total shareholders' equity ........................................        25,165,736         21,130,388
                                                                            ------------       ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................      $ 27,096,296       $ 23,519,237
                                                                            ============       ============

See notes to consolidated financial statements.

                             AVANIR PHARMACEUTICALS

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
REVENUES:
    Contract and license revenues ............................      $  5,010,000                 --
    Grant revenue ............................................            55,732                 --
    Interest and other .......................................           335,370       $      8,037
                                                                    ------------       ------------

        Total revenues .......................................         5,401,102              8,037
                                                                    ------------       ------------

EXPENSES:
    Research and development .................................         1,308,125            453,002
    Sales and marketing ......................................           214,319             82,691
    General and administrative ...............................           772,695          1,004,365
    Litigation settlement ....................................                --            197,504
    Interest .................................................             2,859            107,602
                                                                    ------------       ------------

        Total expenses .......................................         2,297,998          1,845,164
                                                                    ------------       ------------

NET INCOME (LOSS) ............................................      $  3,103,104       $ (1,837,127)
                                                                    ============       ============

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
    Net income (loss) ........................................      $  3,103,104       $ (1,837,127)
    Dividends on redeemable convertible preferred stock ......            (6,301)                --
    Accretion of discount related to redeemable
      convertible preferred stock ............................            (4,659)                --
                                                                    ------------       ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS               $  3,092,144       $ (1,837,127)
                                                                    ============       ============

NET INCOME (LOSS) PER SHARE:
    BASIC ....................................................      $       0.05       $      (0.04)
                                                                    ============       ============
    DILUTED ..................................................      $       0.05       $      (0.04)
                                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    BASIC ....................................................        57,216,732         45,683,119
                                                                    ============       ============
    DILUTED ..................................................        65,516,875         45,683,119
                                                                    ============       ============

See notes to the financial statements.

                             AVANIR PHARMACEUTICALS

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
OPERATING ACTIVITIES:
  Net income (loss) .............................................      $  3,103,104       $ (1,837,127)
  Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization .................................            69,872             35,604
  Non-cash interest expense .....................................                --            157,644
  Compensation paid with common stock and stock options .........            13,622            274,033
  Loss on sale of assets ........................................               670                 --
  Changes in assets and liabilities:
    Accounts receivable .........................................           (38,953)            13,167
    Inventory ...................................................            (3,980)                --
    Prepaid and other ...........................................           (83,311)            40,594
    Accounts payable ............................................          (139,527)           (78,300)
    Accrued expenses and other liabilities ......................          (278,166)           273,912
    Accrued compensation and payroll taxes ......................             9,673             10,401
                                                                       ------------       ------------
      Net cash provided by (used for) operating activities: .....         2,653,004         (1,110,072)
INVESTING ACTIVITIES:
  Patent costs ..................................................          (227,981)           (12,960)
  Capital expenditures, net of proceeds .........................          (289,887)             4,556
  Short term investments ........................................            95,164                 --
                                                                       ------------       ------------
      Net cash used for investing activities ....................          (422,704)            (8,404)
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock ..........           929,583          3,112,865
  Proceeds from issuance of convertible notes payable ...........                --          1,500,000
  Debt issue costs ..............................................                --           (155,015)
  Proceeds from issuance of  notes payable --
     net of issue costs .........................................                --             75,000
  Repayment of  notes payable ...................................           (61,230)           (82,944)
                                                                       ------------       ------------
      Net cash provided by financing activities .................           868,353          4,449,906
                                                                       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............         3,098,653          3,331,430

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        19,699,768            122,674
                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $ 22,798,421       $  3,454,104
                                                                       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ...................................................                         $      3,922
                                                                       ============       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:


See notes to the financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        We have prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. These statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In our opinion, we have presented the consolidated financial statements, including all adjustments consisting only of normal recurring accruals that are necessary to summarize fairly our financial position as of December 31, 2000, and the results of operations for the three months ended December 31, 2000 and December 31, 1999. The results of operations for the three months ended December 31, 2000 may not be indicative of the results that may be expected for the year ending September 30, 2001.


2.      BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items.

                                                       DECEMBER 31,     SEPTEMBER 30,
                                                          2000              2000
                                                       -----------      ------------
Receivables, net:
  Total receivables                                    $   148,923       $   109,970
  Allowance for doubtful accounts                          (14,541)          (14,541)
                                                       -----------       -----------
      Receivables, net                                 $   134,382       $    95,429
                                                       ===========       ===========

Property and Equipment, Net:
  Leasehold improvements                               $   419,496       $   416,523
  Computer equipment and related software                  244,372           233,200
  Research and development equipment                     1,024,568           781,677
  Office equipment, furniture, and fixtures                217,415           193,808
                                                       -----------       -----------
                                                         1,905,851         1,625,208
  Less, accumulated depreciation and amortization         (627,997)         (574,505)
                                                       -----------       -----------
      Property and equipment, net                      $ 1,277,854       $ 1,050,703
                                                       ===========       ===========

Intangible costs, net:
  Intangible costs                                     $   943,203       $   715,222
  Less, accumulated amortization                          (108,212)         (100,406)
                                                       -----------       -----------
      Intangible costs, net                            $   834,991       $   614,816
                                                       ===========       ===========


3.      INVENTORY

        Inventories are stated at the lower of cost (first-in, first-out) or market price. Inventories consist of the raw material, docosanol, which is the active ingredient in docosanol 10% cream.

4.      ROYALTY REVENUES

        Our policy is to recognize net royalty revenues from our licensed products when earned.

5.      INVESTMENTS

The following tables summarize the Company's investments in securities:

                                                   Gross          Gross
                                Amortized       Unrealized      Unrealized          Fair
                                   Cost            Gain         Gain (Loss)         Value
                                ----------      ----------      ----------       ----------
As of December 31, 2000:
     Certificates of
     deposit                    $  488,122              --                       $  488,122
     Government securities         785,188              --      $    3,438          788,626
     Commercial paper              200,000              --           1,668          201,668
                                ----------      ----------      ----------       ----------
          Total                 $1,473,310              --      $    5,106       $1,478,416
                                ==========      ==========      ==========       ==========

Reported as:
     Short-term
     investments                $  773,310
     Investments                   700,000
                                ----------
          Total                 $1,473,310
                                ==========

As of September 30, 2000:
     Certificates of
     deposit                    $  588,122              --                       $  588,122
     Government securities         780,352              --      $   (1,517)         778,835
     Commercial paper              200,000              --            (336)         199,664
                                ----------      ----------      ----------       ----------
          Total                 $1,568,474              --      $   (1,853)      $1,566,621
                                ==========      ==========      ==========       ==========

Reported as:
     Short-term
     investments                $  868,474
     Investments                   700,000
                                ----------
          Total                 $1,568,474
                                ==========


6.      ESTIMATES

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

7.      RECLASSIFICATIONS

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to current period presentation.

8.      SHAREHOLDERS' EQUITY

Preferred Stock

        Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

        Series C Junior Participating Preferred Stock. None of the Series C Junior Participating Preferred Stock is outstanding.

        Series D Redeemable Convertible Preferred Stock. At December 31, 2000 and September 30, 2000, 50 shares of Series D redeemable convertible preferred stock ("Series D Shares") remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

Class A Common Stock

        Between October 1, 2000 and December 31, 2000, we issued an aggregate of 75,000 shares of Class A common stock in connection with the exercise of stock purchase warrants and 189,130 shares of Class A common stock in connection with the exercise of employee stock options. Additionally, 16,000 shares of Class B common stock were converted into 16,000 shares of Class A common stock. Details of the transactions are shown in the table below.


   WARRANTS                                        AMOUNT     AVERAGE PRICE
   EXERCISED           DATES         SHARES       RECEIVED      PER SHARE
----------------      --------      --------      --------    -------------
Class K warrants      10/02/00        20,000      $ 22,500      $ 1.1250
Class L warrants      11/06/00        55,000      $ 65,313      $ 1.1875
                                    --------      --------      --------
    Total                             75,000      $ 87,813      $ 1.1708
                                    ========      ========      ========


   STOCK OPTIONS                                   AMOUNT     AVERAGE PRICE
   EXERCISED           DATES         SHARES       RECEIVED      PER SHARE
----------------      --------      --------      --------    -------------
Employees             10/01/00-     189,130       $192,339       $1.0170
                      12/31/00

        Class K Warrants. On October 2, 2000, the Class K warrant holder exercised its right to purchase 20,000 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $22,500.

        Class L Warrants. On November 6, 2000, the Class L warrant holder exercised its right to purchase 55,000 shares of Class A common stock at an exercise price of $1.1875 per share, for cash in the aggregate amount of $65,313.

Stock Options In Company's Subsidiary

        Xenerex Biosciences. On November 9, 2000, the board of directors of the Company's subsidiary, Xenerex Biosciences ("Xenerex"), granted stock options to certain of its employees, scientific advisors, and directors to purchase an aggregate of 522,000 shares of Xenerex common stock at an exercise price of $0.22 per share pursuant to the Xenerex 2000 Stock Option Plan. Under the terms of this plan, the board of directors of Xenerex may grant options to purchase up to 2,000,000 shares of Xenerex common stock to its officers, directors, employees and consultants.

9.      NET INCOME (LOSS) PER SHARE

        Computation of Net Income and Net Loss per Common Share. The Company follows provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which expands upon the current standard, Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). Basic income and basic loss per share is computed by dividing the net income and net loss by the weighted average number of common shares outstanding during the period ("basic EPS method"). Diluted earnings (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period ("diluted EPS method"). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for fiscal quarters ended December 31, 2000 and December 31, 1999, using both the basic EPS method and the diluted EPS method.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We currently do not have any derivative instruments or any embedded derivative instruments that require bifurcation and we are not conducting any hedging activities, therefore, there is no material impact on our financial statements.

        In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be reported as operating expenses. Payroll tax of $17,697 incurred as a result of stock option exercises in the fiscal quarter ended December 31, 2000 was expensed during the quarter.

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

11.     LITIGATION SETTLEMENTS

David H. Katz -- On March 24, 2000, the Company, David H. Katz, M.D., (the Company's founder, former CEO, and a former director) and Mrs. Lee R. Katz (the wife of Dr. Katz) jointly announced a comprehensive settlement of all disputes, claims and litigation that they had asserted against each other.

        Following a lengthy jury trial between AVANIR and the Katzes in September and October 1999, both the company and Dr. and Mrs. Katz expressly regret the expense and tribulation each have experienced as a result of actions by the other. The Company specifically regrets that any of its public statements, including statements regarding cause for termination of Dr. Katz' employment, may have reflected adversely on him or provoked criticism of him by third parties. Dr. Katz regrets that any of his public statements regarding AVANIR, its directors or its officers may have reflected adversely on them or provoked criticism of AVANIR's management team by third parties. AVANIR recognizes the significant intellectual, scientific and financial contributions Dr. and Mrs. Katz have made to the development, growth and success of the company. AVANIR and the Katzes each extend best wishes to the other for their future endeavors.

        Under the settlement terms, AVANIR conveyed to Dr. Katz shares of Class A Common Stock, valued at $3.9 million, and an additional cash payment in the amount of $175,000. The Company's insurer funded the cash portion of the settlement. Dr. Katz, his wife and two daughters have, in return, assigned voting control of their stock in AVANIR, whether directly or beneficially owned, to Company management for a period of seven years, and all of Dr. Katz' outstanding stock options, exercisable into 1,827,000 shares, were cancelled. In addition, Dr. Katz and his wife assigned to the Company any and all of their rights to certain technology and related patent applications pertaining to research on allergy and asthma treatments.

12.  SUBSEQUENT EVENT

        On January 31, 2001, the Company's subsidiary, Xenerex Biosciences, entered into a license agreement with IDEC Pharmaceuticals. Under this agreement, Xenerex acquired IDEC's ownership interests in U.S. Patent No. 5,958,765 for the generation of fully human monoclonal antibodies using spleen cells grafted into SCID mice. In exchange, IDEC received a 5% ownership interest in Xenerex and royalties on sales resulting from Xenerex' use of the patent. The agreement provides that IDEC may not use the patented technology to provide or sell antibody generation services directly to third parties, but IDEC retains a limited right to use the technology to generate human antibodies against its own disease targets. Previously, the companies co-owned the patent and each had the right to commercialize and use the technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements concerning our future events or performance. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe" or "expect". Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our annual report on Form 10-K filed with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

OVERVIEW

        AVANIR Pharmaceuticals, founded in 1988, is an emerging specialty pharmaceuticals and antibody generation services company, engaged in discovery, development, and licensing of therapeutic products to treat chronic human diseases.

        AVANIR's lead therapeutic product, docosanol 10% cream, is a topical treatment for cold sores that was approved by the U.S. Food and Drug Administration (FDA) in July 2000 for marketing as an over-the-counter (OTC) product in the United States. In October 2000, GlaxoSmithKline (formerly SmithKline Beecham) began manufacturing and distributing docosanol 10% cream in the United States under the brand name Abreva(TM) pursuant to an exclusive license agreement for the North American market. GlaxoSmithKline and AVANIR jointly announced the product launch in November 2000, when GlaxoSmithKline began television advertising for the product. We expect that product launch of Abreva will continue through March 2001, as advertising and promotion of the new cold sore product progresses into new market areas.

        AVANIR's subsidiary, Xenerex Biosciences, was formed by the Company in mid-2000 for the purposes of providing antibody generation services for other pharmaceutical companies and to develop antibodies for its own disease targets. Xenerex began operations in a new facility designed specifically for both AVANIR and its subsidiary's use in September 2000. Xenerex has initiated several demonstration projects using its proprietary technology, and is holding discussions with other companies for possible research collaborations.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

        Net income for the first quarter of fiscal year 2001 was $3.1 million, or $0.05 per share, compared to a loss of $1.8 million, or a loss of $0.04 per share, for the first quarter of fiscal year 2000.

REVENUES

        Revenues increased to $5.4 million in the first quarter of fiscal year 2001 from $8,000 in the same period in fiscal 2000. The increase in revenues during the first quarter of fiscal year 2001 was due primarily to earning $5 million in revenues as a result of achieving product launch of Abreva(TM) by our licensee for the North American market, GlaxoSmithKline (formerly SmithKline Beecham). We also experienced an increase in interest income due to higher amounts of cash available for investment for the quarter ended December 31, 2000.

EXPENSES

        Operating Expenses - Total operating expenses increased to $2.3 million in the first quarter of fiscal year 2001 compared to $1.8 million in the same period in fiscal 2000. The net increase in operating expenses in the first quarter of fiscal year 2001 is described below.

        Research and Development Expenses -- During the first quarter of fiscal year 2001, research and development expenses increased to $1.3 million compared to $453,000 in the same period in fiscal 2000. The increase in expenses in the first quarter of fiscal year 2001 relate to initiating Phase II/III clinical trials for AVP-923 in treating emotional lability and several research projects relating to antibody generation technology being developed for commercial operations within our subsidiary, Xenerex Biosciences. The Phase II/III clinical trials for AVP-923 in treating emotional lability began in November 2000. Xenerex Biosciences began development work on several antibody generation demonstration projects in mid-September 2000 that were designed to prove-out and refine its own patented antibody generation technologies and processes. This trend in expenses is likely to continue for research and development.

        General and Administrative Expenses -- During the first quarter of fiscal year 2001, general and administrative expenses decreased to $773,000 compared to $1.0 million in the same period in fiscal year 2000. The decrease for the first quarter of fiscal year 2001 relates to lower legal expenses. During the first quarter of fiscal year 2000, we were engaged in a six-week jury trial and related settlement discussions. (See Note 9.)

        Sales and Marketing Expenses -- During the first quarter of fiscal year 2001, sales and marketing expenses were $214,000, compared with $83,000 in the same period in fiscal year 2000. Higher expenses in the first quarter of fiscal year 2001 were related to the expansion of commercial development activity in both AVANIR and Xenerex Biosciences. Sales and marketing activity for the same period in fiscal year 2000 was relatively low because of the decision to out-license the marketing and sales rights to docosanol 10% cream to GlaxoSmithKline.

        Interest Expense - Interest expense decreased to $3,000 in the first quarter of fiscal year 2001 compared to $108,000 for the same period in fiscal year 2000. The decrease in fiscal year 2001 related to the conversion of a $1.5 million convertible debenture that was outstanding during the first quarter of fiscal year 2000.

        Litigation Settlement -- There was no litigation settlement expense incurred during the first quarter of fiscal year 2001. During the first quarter of fiscal year 2000, we recorded litigation settlement expenses of $198,000 in connection with the settlement of then-pending litigation.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, we had cash, cash equivalents and short-term investments of $23,572,000 and a working capital balance of $22,763,000. At September 30, 2000, we had cash, cash equivalents and short-term investments of $20,568,000 and a working capital balance of $19,163,000. The increases in cash, cash equivalents and short-term investments and working capital during the first quarter of 2001 resulted primarily from $2.7 million in net cash provided by operating activities. The Company believes that its cash resources are adequate to fund operations for at least the next twelve months.

        Operating Activities. Net cash provided by operating activities amounted to $2.7 million in the first quarter of fiscal 2001, compared to net cash used in operating activities of $1.1 million during the comparable period in fiscal 2000. The improvement in net cash from operating activities is primarily the result of the receipt of a $5 million milestone payment from our licensee for Abreva(TM) during the first quarter of fiscal 2001.

        Investing Activities. Net cash used for investing activities totaled $423,000 during the first quarter of fiscal 2001, including capital expenditures of $290,000 and patent costs of $228,000. Net cash used for investing activities during the first quarter of fiscal year 2000 amounted to $8,000.

        Financing Activities. During the first quarter of fiscal 2001, we received $868,000 from financing activities. The amount received from financing activities included sales of common stock related to exercises of stock options and stock purchase warrants. During the first quarter of fiscal 2000, we received $4.4 million from the issuance of common stock related to exercises of stock options and warrants and to the issuance of redeemable convertible debentures (we repaid the debentures in January 2000). The balance of financing related to other financed purchase transactions in the ordinary course of business.

        Our sources of cash flows from operations for the next several quarters will depend substantially on the performance of GlaxoSmithKline under our license agreement for Abreva. We may receive up to $10 million in license fees and milestone payments under our agreement with GlaxoSmithKline as well as additional royalties based on product sales. One milestone will occur upon reaching the one-year anniversary of product launch. The other milestone is based on achieving a certain cumulative sales level. Because Abreva(TM) is new to the market, we do not have sufficient sales experience to be able to predict the amount of royalties on product sales at this time. We do not expect to receive any milestone payments during the quarter ending March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We currently do not have any derivative instruments or any embedded derivative instruments that require bifurcation and we are not conducting any hedging activities, therefore, there is no material impact on our financial statements.

        In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be reported as operating expenses. Payroll tax of $17,697 incurred as a result of stock option exercises in the fiscal quarter ended December 31, 2000 was expensed during the quarter.

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

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

If GlaxoSmithKline (formerly SmithKline Beecham) experiences any delays in the manufacture, distribution or promotion of docosanol 10% cream, then our business will be materially and adversely affected.

        We have signed an exclusive license agreement with GlaxoSmithKline for manufacturing and sales of docosanol 10% cream in North America. Docosanol 10% cream, which is being marketed under the trade name of Abreva(TM) in the United States, is approved for sale only in the United States at this time. Therefore, our license fees and royalty revenues from sales of the product for at least the next year depend entirely upon GlaxoSmithKline's marketing efforts will be in selling the product. Any problem or delays in manufacturing, promotion and distribution of Abreva could affect materially and adversely our business operations and financial condition.

AVANIR and its licensees may not be successful in selling docosanol 10% cream in the United States or the rest of the world as an OTC product.

        AVANIR and its licensees could face the following risks in our efforts to market and sell docosanol 10% cream:

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

        Docosanol 10% cream competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of our competitors, including Blistex, Inc., Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with docosanol 10% cream being marketed by one of the world's largest consumer healthcare companies, our licensee may not achieve commercial success in this intensely competitive environment, which would severely impact our revenues.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

        Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel and Korea. We are in the early stages of discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distributorship arrangements for territories on a timely basis or on favorable terms, if at all. Further, we are exposed to various foreign trade risks relating to the continued development and marketing of docosanol 10% cream by our foreign licensees. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

        - difficulties in obtaining regulatory approval of docosanol 10% cream in Canada, Israel, Korea and other foreign countries;

        - changes in the regulatory and competitive environments in foreign countries;

        - changes in a specific country's or region's political or economic conditions;

        - difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

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

Our failure or inability to comply with government regulations regarding the development, production, testing, manufacturing and marketing of our other products may adversely affect our operations.

        Governmental authorities in the U.S., including the FDA, and other countries regulate significantly the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and require the expenditure of substantial resources. Failure to obtain, or delays in obtaining, these approvals will adversely affect our business operations, including our ability to commence marketing of any proposed products. We may find it necessary to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals for any of our products under development. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effect of unspecified, but possible, future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

Unsuccessful or lengthy research and development programs for proposed new products could negatively affect our business.

        We face substantial risks of failing to complete the development of our research programs for the treatment of central nervous system disorders, allergy and asthma, and other areas. Our Phase II/III clinical trials of AVP 923 for the treatment of emotional lability in ALS and MS patients may experience setbacks or failures for reasons we have not anticipated. The effectiveness of our preclinical allergy and asthma research performed in vitro or in animal models may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition. The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product.

Difficulties in acquiring in-licensed technologies that we believe are necessary to fill our product development pipeline may negatively affect our stock price and restrict our growth.

        Our business strategy for growth is not only through internal development, but also through in-licensing of products, potential products and/or technologies at various stages in the drug development pipeline. We will face intense competition in attempting to in-license other products and technologies. In addition, we may not be able to locate suitable products and technologies to fit our strengths, be able to obtain them on acceptable terms, or have the financial resources to develop products from the in-licensed technology. If we are unable to add to our product development pipeline, our growth may be limited and it may affect our business and stock price negatively. Also, we must have the financial resources to acquire and/or in-license new products and technologies and develop and market the products, if approved. We can provide no assurance that we will be successful in our in-licensing strategy or that it will have the desired effect on our future growth or stock price.

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

        Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 30 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people throughout the year. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have "key person" life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

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

        The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S. These differences may delay our plans to market and sell docosanol 10% cream and other products in the international marketplace. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country's laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our inability to obtain or maintain patent protections for docosanol 10% cream and other products in foreign markets would severely hamper our ability to generate international sales from our first product and other products still under development.

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

        The testing, marketing, and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $2 million per incident and $2 million in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not cover sufficiently all of the possible liabilities. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

We may issue additional shares of our Class A common stock. These issuance may dilute the value of our Class A common stock to current shareholders and may adversely affect the market price of our Class A common stock.

        If we raise additional capital by issuing additional shares of Class A common stock at a price or a value per share less than the then-current price per share of Class A common stock, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than today's price, sales of such shares, over which we have no control, may depress our market price and dilute earnings per share.

The conversion or exercise of currently outstanding stock purchase warrants and stock options, or conversion of redeemable convertible preferred stock currently outstanding will have a dilutive effect on our Class A common stock.

         As of February 5, 2001, the Company had outstanding stock options to purchase an aggregate of 5,106,459 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share and warrants to acquire up to 1,442,131 shares of Class A common stock at exercise prices ranging from $0.9144 to $2.715 per share. The Company has or may have other securities that have a dilutive effect, including 50 shares of Series D redeemable convertible preferred stock, which may be converted into 185,000 shares of Class A common stock at a fixed conversion price of $2.715 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk exposures are related to its cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one-year, which we do not believe is a significant market risk. We do not enter into derivative or other financial instruments for trading or speculative purposes. We expect that our sales transactions for the foreseeable future will be denominated in U.S. dollars and thus will not be subject to risk due to currency exchange fluctuations.



                            PART II OTHER INFORMATION

ITEM 1-5.      NOT APPLICABLE

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               None.




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


Signature                                         Title                                 Date
---------                                         -----                                 ----
/s/ Gerald J. Yakatan, Ph.D.     President and Chief                            February 14, 2001
-----------------------------    Executive Officer
Gerald J. Yakatan, Ph.D.         (Principal Executive Officer)


/s/ Gregory P. Hanson            Vice President, Finance and Chief              February 14, 2001
-----------------------------    Financial Officer
Gregory P. Hanson                (Principal Financial and Accounting Officer)