Form 10-Q
period 2001-03-31
AVANIR PHARMACEUTICALS
filed 2001-05-15
CIK 858803

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



For the quarter ended MARCH 31, 2001                 Commission File No. 0-18734




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


The number of shares of Common Stock of the Registrant issued and outstanding as of May 8, 2001:

         Class A Common stock, no par value             57,501,512
         Class B Common stock, no par value                 49,000


================================================================================

                             AVANIR PHARMACEUTICALS

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


  PART I.    FINANCIAL INFORMATION                                                                  PAGE
  Item 1.    Financial Statements

             Consolidated Balance Sheets...........................................................  3

             Consolidated Statements of Operations ................................................  4

             Consolidated Statements of Cash Flows ................................................  5

             Notes to Consolidated Financial Statements............................................  6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations......................................................................... 11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................ 20

  PART II.   OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders................................... 21

  Item 6.    Exhibits and Reports on Form 8-K...................................................... 21

                             AVANIR PHARMACEUTICALS

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
================================================================================


                                                                             MARCH 31,           SEPTEMBER 30,
ASSETS                                                                         2001                  2000
                                                                           ------------          ------------
Current assets:
   Cash and cash equivalents                                               $ 19,715,352          $ 19,699,768
   Short-term investments                                                       779,372               868,474
   Receivables, net                                                           1,405,915                95,429
   Inventory                                                                    222,585                 9,804
   Prepaid and other                                                            279,159               411,999
                                                                           ------------          ------------
         Total current assets                                                22,402,383            21,085,474

   Property and equipment, net                                                1,682,888             1,050,703
   Intangible costs, net                                                      1,063,923               614,816
   Deferred costs, net                                                          141,532                  --
   Investments                                                                  400,000               700,000
   Other assets                                                                  65,139                68,244
                                                                           ------------          ------------

         TOTAL ASSETS                                                      $ 25,755,865          $ 23,519,237
                                                                           ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $    860,100          $    965,636
   Accrued expenses and other liabilities                                     1,237,984               537,027
   Accrued compensation and payroll taxes                                       327,270               248,599
   Notes payable                                                                 50,257               171,667
                                                                           ------------          ------------
     Total current liabilities                                                2,475,611             1,922,929

COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Series D -- no par value, 500 shares authorized;
       50 shares issued and outstanding                                         487,503               465,920
                                                                           ------------          ------------
SHAREHOLDERS' EQUITY
   Preferred stock -- no par value, 9,999,500 shares authorized:
    Series C Junior Participating -- 1,000,000 shares authorized,
         no shares issued or outstanding                                           --                    --
   Common stock -- no par value:
    Class A -- 99,288,000 shares authorized; 57,424,994 and
       56,974,828 issued and outstanding                                     85,320,328            84,695,590
    Class B -- 712,000 shares authorized; 49,000 and 65,000 shares issued and outstanding (convertible into Class A
        Common Stock)                                                            26,144                34,145
   Receivable for Class A common stock                                             --                (649,431)
   Accumulated deficit                                                      (62,553,721)          (62,949,916)
                                                                           ------------          ------------

    Total shareholders' equity                                               22,792,751            21,130,388
                                                                           ------------          ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 25,755,865          $ 23,519,237
                                                                           ============          ============



See notes to consolidated financial statements.

                             AVANIR PHARMACEUTICALS

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================


                                                         THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                             MARCH 31,                                   MARCH 31,
                                                 ----------------------------------          ----------------------------------
                                                      2001                  2000                  2001                  2000
                                                 ------------          ------------          ------------          ------------
REVENUES:
 Contract and license revenues                   $      2,350          $  1,000,000          $  5,012,350          $  1,000,000
 Royalty revenues                                   1,253,051                  --               1,253,051                  --
 Grant revenue                                         16,803                  --                  72,535                  --
 Interest and other                                   340,129                42,978               675,499                51,015
                                                 ------------          ------------          ------------          ------------

    Total revenues                                  1,612,333             1,042,978             7,013,435             1,051,015
                                                 ------------          ------------          ------------          ------------

EXPENSES:
 Product launch expenses                              492,229                  --                 492,229                  --
 Research and development                           2,462,965               489,733             3,771,090               942,735
 Sales and marketing                                  291,975               168,807               506,294               251,498
 General and administrative                         1,048,916               921,440             1,821,611             1,925,805
 Litigation settlement                                   --               3,900,000                  --               4,097,504
 Interest                                               1,579               237,744                 4,438               345,345
                                                 ------------          ------------          ------------          ------------

    Total expenses                                  4,297,664             5,717,724             6,595,662             7,562,887
                                                 ------------          ------------          ------------          ------------


NET INCOME (LOSS)                                $ (2,685,331)         $ (4,674,746)         $    417,773          $ (6,511,872)
                                                 ============          ============          ============          ============

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS:
Net income (loss)                                $ (2,685,331)         $ (4,674,746)         $    417,773          $ (6,511,872)
Dividends on redeemable convertible
preferred stock                                        (6,164)               (4,586)              (12,465)               (4,586)
Accretion of discount related to
redeemable convertible preferred stock                 (4,459)                 --                  (9,118)                 --
                                                 ------------          ------------          ------------          ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS
                                                 $ (2,695,954)         $ (4,679,332)         $    396,190          $ (6,516,458)
                                                 ============          ============          ============          ============

NET INCOME (LOSS) PER SHARE:
     BASIC                                       $      (0.05)         $      (0.09)         $       0.01          $      (0.14)
                                                 ============          ============          ============          ============
     DILUTED                                     $      (0.05)         $      (0.09)         $       0.01          $      (0.14)
                                                 ============          ============          ============          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
     BASIC                                         57,346,992            50,438,776            57,281,146            48,047,954
                                                 ============          ============          ============          ============
     DILUTED                                       57,346,992            50,438,776            65,221,833            48,047,954
                                                 ============          ============          ============          ============



See notes to the financial statements.

                             AVANIR PHARMACEUTICALS

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================


                                                                            SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                     ----------------------------------
                                                                         2001                  2000
                                                                     ------------          ------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $    417,773          $ (6,511,872)
Adjustments to reconcile net income to net cash used for
   operating activities:
Depreciation and amortization                                             276,409                71,086
Non-cash interest expense                                                    --                 402,990
Compensation paid with common stock and stock options                      31,828               388,855
Litigation settlements paid with common stock                                --               4,097,504
Loss on sale of assets                                                     16,482                 5,224
Changes in assets and liabilities:
   Accounts receivable                                                 (1,310,486)             (423,501)
   Inventory                                                             (212,781)                 --
   Prepaid and other                                                      135,945               187,339
   Deferred costs                                                        (256,175)               59,154
   Accounts payable                                                      (105,536)             (467,789)
   Accrued expenses and other liabilities                                 700,959              (107,073)
   Accrued compensation and payroll taxes                                  78,671               169,450
                                                                     ------------          ------------
     Net cash used for operating activities:                             (226,911)           (2,128,633)
INVESTING ACTIVITIES:
   Patent and licensing costs                                            (355,214)              (32,904)
   Capital expenditures, net of proceeds                                 (793,167)                1,556
   Proceeds from investments                                              389,102                  --
                                                                     ------------          ------------
     Net cash used for investing activities                              (759,279)              (31,348)
FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock                 1,123,184            14,029,773
   Proceeds from issuance of convertible notes payable                       --               1,500,000
   Debt issue costs                                                          --                (155,015)
   Repayment of convertible notes payable                                    --              (1,500,000)
   Proceeds from issuance of subordinated notes payable                      --                  16,277
   Repayment of subordinated notes payable                               (121,410)             (130,456)
                                                                     ------------          ------------
     Net cash provided by financing activities                          1,001,774            13,760,579
                                                                     ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  15,584            11,600,598

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                       19,699,768               122,674
                                                                     ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 19,715,352          $ 11,723,272
                                                                     ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                        $      4,438          $    345,345
                                                                     ============          ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
Patent purchased with common stock                                   $    111,158                  --



See notes to the financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. BASIS OF PRESENTATION

                  We have prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. These statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. These statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly our financial position as of March 31, 2001, and the results of operations for the three and six-month periods ended March 31, 2001. The results of operations for the three and six months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending September 30, 2001.

2. BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items.


                                                            MARCH 31,          SEPTEMBER 30,
                                                              2001                 2000
                                                           -----------          -----------
Receivables, net:
   Total receivables                                       $ 1,420,456          $   109,970
   Allowance for doubtful accounts                             (14,541)             (14,541)
                                                           -----------          -----------
       Receivables, net                                    $ 1,405,915          $    95,429
                                                           ===========          ===========

Property and Equipment, Net:
   Leasehold improvements                                  $   470,460          $   416,523
   Computer equipment and related software                     262,272              233,200
   Research and development equipment                        1,454,391              781,677
   Office equipment, furniture, and fixtures                   200,042              193,808
                                                           -----------          -----------
                                                             2,387,165            1,625,208
   Less, accumulated depreciation and amortization            (704,277)            (574,505)
                                                           -----------          -----------
       Property and equipment, net                         $ 1,682,888          $ 1,050,703
                                                           ===========          ===========

Intangible costs, net:
   Intangible costs                                        $ 1,181,594          $   715,222
   Less, accumulated amortization                             (117,671)            (100,406)
                                                           -----------          -----------
       Intangible costs, net                               $ 1,063,923          $   614,816
                                                           ===========          ===========

3. INVENTORY

         Inventories are stated at the lower of cost (first-in, first-out) or market price. Inventories consist of the raw material, docosanol, which is the active ingredient in docosanol 10% cream.

4. ROYALTY REVENUES

         For the three months ended March 31, 2001, the Company earned $1.3 million in royalties on initial sales of Abreva(TM) in the United States by the Company's licensee, GlaxoSmithKline, which included the period from the product launch date in November 2000 to March 31, 2001. Our policy is to recognize royalty revenues from our licensed products when earned. We did not have sufficient information on which to determine whether royalties had been earned for the prior fiscal quarter ended December 31, 2000. Therefore, we reported no royalty revenue. Having been provided sufficient information from our licensee to determine royalties on cumulative sales of Abreva(TM) from product launch through March 31, 2001, we have included such royalties as being earned in the most recent fiscal quarter ended March 31, 2001.

         Net sales for calculating the royalty due the Company exclude such costs as unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, and may vary over the course of the license agreement. Therefore, sales of Abreva(TM), if publicly reported by GlaxoSmithKline, may differ from net sales used for royalty calculations and in determining the royalties earned according the license agreement. Net sales of Abreva(TM) for purposes of calculating the royalty, solely for the period of January 1, 2001 to March 31, 2001, and exclusive of any sales of product from product launch to December 31, 2000, would have amounted to slightly over $10 million, and our royalty solely for the period of January 1, 2001 to March 31, 2001 would have been $822,000.

5.       INVESTMENTS

         The following tables summarize the Company's investments in securities:

                                                        Gross           Gross
                                     Amortized        Unrealized      Unrealized         Fair
                                        Cost             Gain            Loss            Value
                                     ----------       ----------      ----------       ----------
As of March 31, 2001:

     Certificates of deposit         $  488,122            --             --           $  488,122
     Government securities              491,250         $ 5,226           --              496,476
     Commercial paper                   200,000           5,616           --              205,616
                                     ----------         -------         ------         ----------
          Total                      $1,179,372         $10,842           --           $1,190,214
                                     ==========         =======         ======         ==========

Reported as:
     Short-term investments          $  779,372
     Investments                        400,000
                                     ----------
          Total                      $1,179,372
                                     ==========

As of September 30, 2000:
     Certificates of deposit         $  588,122            --             --           $  588,122
     Government securities              780,352            --           $1,517            778,835
     Commercial paper                   200,000            --              336            199,664
                                     ----------         -------         ------         ----------
          Total                      $1,568,474            --           $1,853         $1,566,621
                                     ==========         =======         ======         ==========

Reported as:
     Short-term investments          $  868,474
     Investments                        700,000
                                     ----------
          Total                      $1,568,474
                                     ==========

6. PRODUCT LAUNCH COSTS

         We incurred $492,229 in expenses related to the product launch phase of Abreva(TM), which we had agreed to share with GlaxoSmithKline. We expect to continue to share in these costs, which will continue in approximately the same proportion to royalty revenues until no later than September 30, 2001.

7. MINORITY INTEREST IN SUBSIDIARY

         IDEC Pharmaceuticals currently holds a 5% ownership interest in our subsidiary, Xenerex Biosciences. We consider the cost basis of the minority interest held by IDEC to be immaterial at this time.

8. ESTIMATES

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

9. RECLASSIFICATIONS

         Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to current period presentation.

10. SHAREHOLDERS' EQUITY

Preferred Stock

         Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

         Series C Junior Participating Preferred Stock. None of the Series C Junior Participating Preferred Stock is outstanding.

         Series D Redeemable Convertible Preferred Stock. At March 31, 2001 and September 30, 2000, 50 shares of Series D redeemable convertible preferred stock ("Series D Shares") remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

Class A Common Stock

          Between January 1, 2001 and March 31, 2001, we issued an aggregate of 72,135 shares of Class A common stock in connection with the exercise of stock purchase warrants and 97,901 shares of Class A common stock in connection with the exercise of employee stock options. Details of the transactions are shown in the table below.

         WARRANTS                                                              AMOUNT              AVERAGE PRICE
        EXERCISED                   DATES                 SHARES              RECEIVED               PER SHARE
        ---------             -----------------           ------              --------             -------------
Class I warrants              01/01/01-03/31/01            2,135                  --                      --
Class K warrants              01/01/01-03/31/01           70,000              $ 78,750                 $1.1250
                                                          ------              --------                 -------
    Total                                                  72,135             $ 78,750                 $1.1250


      STOCK OPTIONS                                                             AMOUNT              AVERAGE PRICE
        EXERCISED                   DATES                 SHARES               RECEIVED               PER SHARE
      -------------           -----------------           ------               --------             -------------
Employees                     01/01/01-03/31/01           97,901                $102,181                $1.044


         Class I Warrants. As of March 31, 2001, the Class I Warrant to purchase Class A common stock had been fully exercised, leaving no additional shares to be purchased under this warrant. On January 2, 2001, the Class I warrant holder exercised its right to purchase 2,135 shares of Class A common stock at $0.78125 per share using a "cashless" exercise option. The market price on the date of exercise of the Class I warrant was $6.125 per share. The gain in value per share purchasable under the warrant was $5.34375 per share. Therefore, the holder surrendered to us the remainder of the warrant to purchase 312 shares that had an aggregate value of $1,667 based on the difference in the market price on the tender date and the exercise price of $0.78125 per share, times the portion of the warrant tendered.

         Class K Warrants. On March 27, 2001, the Class K warrant holder exercised its right to purchase 70,000 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $78,750.

         Stock Options to Officers. On March 15, 2001, we issued nonqualified stock options under our 2000 Stock Option Plan to the officers of the Company for the purchase of 200,000 shares of Class A common stock at an exercise price of $3.57 per share, 85% of the fair market value at the date of grant. We will record as compensation expense over the three-year vesting period of the stock options the amount of $126,000, representing the aggregate difference between the exercise price and the fair market value on the date granted.

         Stock Options to Non-employee Directors. On March 16, 2001, we issued to our non-employee directors stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.15 per share as part of a provision for an annual formula grant under our 1994 Stock Option Plan.

Stock Options In Company's Subsidiary

         Xenerex Biosciences. On March 13, 2001, the board of directors of the Company's subsidiary, Xenerex Biosciences ("Xenerex"), granted stock options to certain of its employees, scientific advisors, and directors to purchase an aggregate of 361,000 shares of Xenerex common stock at an exercise price of $0.22 per share pursuant to the Xenerex 2000 Stock Option Plan. Under the terms of this plan, the board of directors of Xenerex may grant options to purchase up to 2,000,000 shares of Xenerex common stock to its officers, directors, employees and consultants.


11. NET INCOME (LOSS) PER SHARE

         Computation of Net Income and Net Loss per Common Share. The Company follows provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which expands upon the current standard, Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). Basic income and basic loss per share is computed by dividing the net income and net loss by the weighted average number of common shares outstanding during the period ("basic EPS method"). Diluted earnings (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period ("diluted EPS method"). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for the three and six months ended March 31, 2001, using both the basic EPS and the diluted EPS methods.


12. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We currently do not have any derivative instruments or any embedded derivative instruments that require bifurcation and we are not conducting any hedging activity, therefore, there is no material impact on our financial statements.

         In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be reported as operating expenses. For the six months ended March 31, 2001, payroll tax of $89,364 was expensed as a result of stock option exercises.

In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB"). SAB 101, as amended, summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. We will be required to adopt SAB 101 in the fourth quarter of the fiscal year ending September 30, 2001. At March 31, 2001, we did not have any research collaborations that had revenue-generating milestones that would be impacted by the adoption of SAB 101. However, SAB 101 could have a material effect on the reporting of our financial position and results of operations in the future if we were to sign research collaborations that have cash payments tied to the achievement of milestones.

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

OVERVIEW

         AVANIR Pharmaceuticals, based in San Diego, is an emerging diversified biopharmaceutical company engaged in research, development, commercialization, licensing and sales of innovative drug products and antibody generation services.

LICENSED PRODUCTS

         GlaxoSmithKline successfully launched our first therapeutic product, Abreva(TM), as an over-the-counter (OTC) topical cold sore medication in the United States, with major print and television advertising being conducted throughout the period from product introduction in November 2000 to March 2001. Sales of Abreva(TM) for the quarter ended March 31, 2001 were over $10 million, achieving a 28% market share according to GlaxoSmithKline. Abreva(TM) (docosanol 10% cream) is the first medicine to be approved for cold sores by the U.S. Food and Drug Administration (FDA) for marketing as an OTC product. We licensed the rights to manufacture and sell Abreva(TM) in the United States to GlaxoSmithKline under an exclusive license agreement for the North American market.

         We are now pursuing opportunities to outlicense docosanol 10% cream to companies in the rest of the world. We have made initial visits to current and prospective licensees in Japan, Korea, Israel and Western Europe. We have continued to hold further discussions with those companies that have expressed an initial interest in learning more about the drug, with the intent of entering into negotiations for licensing in the territories of their respective interest.

CLINICAL AND PRE-CLINICAL DEVELOPMENT PROGRAMS

         We have begun to enroll patients in our Phase II/III clinical study to examine the effect of our drug candidate, AVP-923, in the treatment of emotional lability in neurodegenerative diseases. Additional indications for AVP-923 under consideration for clinical development include neuropathic pain, chronic cough, and weaning from narcotics. Our drug discovery programs that are in preclinical development are focused in the areas of developing novel treatments for allergy and asthma, inflammation, and lipid lowering.

INTELLECTUAL PROPERTY

         We improved our owned and inlicensed intellectual property portfolios in two important areas of research. The United States Patent and Trademark Office issued a Notice of Allowance for a patent for a method of treatment of allergy and asthma, a program currently in preclinical development, and the Office issued a patent to the inventor of AVP-923 for weaning patients from narcotics and anti-depressants. AVANIR has the exclusive worldwide rights to develop and market AVP-923.

ANTIBODY GENERATION SERVICES AND XENEREX BIOSCIENCES

         Within our subsidiary, Xenerex Biosciences, we were able to acquire ownership of a key patent from IDEC Pharmaceuticals for the generation of fully human antibodies. And in early May 2001, Xenerex entered into its first research collaboration agreement with a third party, Eos Biotechnology, a privately funded biotechnology company in South San Francisco. The research collaboration provides for Xenerex to generate fully human monoclonal antibodies to three cancer-target antigens provided by Eos. Eos will evaluate the antibodies generated by Xenerex for potential development of therapeutic treatments for the selected cancers. We believe that this collaboration represents an important third-party validation of the potential of our proprietary technology in human antibodies and an important step in broadening the commercialization of the company's platform for application in multiple diseases.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2001

NET LOSSES

         Net losses for the second fiscal quarter ended March 31, 2001 were $2.7 million or $0.05 per share compared to $4.7 million or $0.09 per share for the same period in 2000.

REVENUES

         Revenues for the second fiscal quarter ended March 31, 2001 were $1.6 million, including $1.3 million in royalties earned on the initial sales of Abreva(TM) in the United States by the Company's licensee, GlaxoSmithKline, from the launch date in November 2000 to March 31, 2001. This represents the first royalties to be earned by the Company for Abreva(TM). The balance of the revenues for the period came from government grants and interest income. For the same period a year ago, the Company earned $1 million in revenues, representing license fees from GlaxoSmithKline for Abreva(TM).

EXPENSES

         Operating Expenses - Total operating expenses decreased to $4.3 million for the second fiscal quarter ended March 31, 2001, compared to $5.7 million as reported for the same period in fiscal year 2000. Excluding product launch costs in the current year and litigation settlement costs in the prior year, second quarter operating expenses increased by $2 million as a result of a significant expansion of the Company's research and development programs. A comparison of operating expenses for the second fiscal quarter ended March 31, 2001, with that of the same period in the prior year is described below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

         Research and Development Expenses -- During the second fiscal quarter ended March 31, 2001, research and development expenses increased to $2.5 million compared to $490,000 in the same period in fiscal year 2000. The increased expenses in the second fiscal quarter ended March 31, 2001 related to increased staff size and outside contract research to support the additional clinical development program underway with AVP-923 and preclinical research related primarily to the Company's allergy and asthma research program. In November 2000, the Company initiated Phase II/III clinical trials of its drug candidate, AVP-923, in the first of a series of studies intended to examine the effect of AVP-923 in the treatment of emotional lability in neurodegenerative diseases. Patient enrollment has been initiated and is still underway. The Company has also recently increased its preclinical research in an effort to select for clinical development a lead compound capable of regulating production of IgE, a protein known to contribute to the symptoms of allergy and asthma.

         General and Administrative Expenses -- For the second fiscal quarter ended March 31, 2001, general and administrative expenses increased to $1.0 million compared to $921,000 as reported for the same period in fiscal year 2000. The increase in general and administrative expenses is related primarily to the higher cost of operating and maintaining the Company's new facility and an increase in staff size to support the Company's growing research and development programs and expanded marketing efforts for outlicensing docosanol 10% cream.

         Sales and Marketing Expenses -- For the second fiscal quarter ended March 31, 2001, sales, marketing and business development expenses were $292,000 compared with $169,000 in the comparable period a year earlier. Higher expenses were incurred in the current fiscal year primarily due to added costs associated with outlicensing docosanol 10% in the international market place and evaluation of opportunities to inlicense late-stage drug candidates owned by third parties that are available for development.

         Litigation Settlement Expense -- We did not incur any litigation settlement expense for the second fiscal quarter ended March 31, 2001. Litigation settlement expense reported for the same period in fiscal year 2000 was $3.9 million, representing the fair value of the issuance of 975,000 shares of Class A common stock in settlement of an employment-related matter.

         Interest Expense - Interest expense decreased to $1,600 in the second fiscal quarter ended March 31, 2001, compared to $238,000 for the same period in fiscal year 2000. The higher level of in interest expense in fiscal year 2000 was primarily due to the issuance of $1.5 million in 11% convertible debentures, which remained outstanding from approximately November 1999 to February 2000.


RESULTS OF OPERATIONS--SIX MONTHS ENDED MARCH 31, 2001

NET INCOME (LOSS)

         Net income for the six months ended March 31, 2001 was $418,000 or $0.01 per share, compared to a loss of $6.5 million or $0.14 per share, for the same period in fiscal year 2000.

REVENUES

         Revenues for the six months ended March 31, 2001 increased to $7 million from $1.1 million in the same period in fiscal year 2000. A $5 million milestone payment from GlaxoSmithKline in October 2000, $1.3 million in royalties on product sales of Abreva(TM) and interest income accounted for most of the revenues in the current period, compared to the $1 million milestone payment from GlaxoSmithKline for the same period in fiscal year 2000.

EXPENSES

         Operating Expenses -- For the six months ended March 31, 2001, total operating expenses decreased to $6.6 million compared to $7.6 million in the same period in fiscal year 2000. Excluding product launch costs in the current year and litigation settlement costs in the prior year, operating expenses were higher by $2.6 million. A comparison of operating expenses for the first six months of fiscal year 2001 with the same period in fiscal year 2000 is described below in the discussions of research and development, general and administrative, sales and marketing, litigation settlement and interest expenses.

         Research and Development -- During the first six months of fiscal year 2001, research and development expenses increased to $3.8 million compared to $943,000 in the same period in fiscal year 2000. The increase in expenses for the first six months of fiscal year 2001 compared with the prior year represents primarily $1.3 million for clinical trials for AVP-923, an increase of $665,000 for preclinical research in our allergy and asthma program, and initial research and development of monoclonal antibodies.

         General and Administrative Expenses -- For the six months ended March 31, 2001, general and administrative expenses decreased to $1.8 million compared to $1.9 million in the same period of 2000. The decreased expenses for the six months ended March 31, 2001 reflect primarily lower legal expenses compared to levels in the same period in fiscal year 2000.

         Sales and Marketing Expenses -- During the first six months of fiscal year 2001, sales and marketing expenses were $506,000 compared to $251,000 in the comparable period a year earlier. Sales, marketing and business development expenses for fiscal year 2001 have increased because of the expansion of commercial development activity in both AVANIR and Xenerex. Sales and marketing activity for the same period in fiscal year 2000 was relatively low because of the decision to outlicense the marketing and sales rights to Abreva(TM) to GlaxoSmithKline and the Company was still awaiting approval by the FDA for Abreva(TM).

         Litigation Settlement Expense -- The Company did not incur any litigation settlement expense for the first six months of fiscal year 2001. Litigation settlement expense for the first six months of fiscal year 2000 was $4.1 million and was paid for by the issuance of 160,000 shares of Class A common stock in the first quarter of fiscal year 2000 and 975,000 shares of Class A common stock during the second quarter of fiscal year 2000 in settlement of employment-related matters.

         Interest Expense - Interest expense decreased to $4,400 in the first six months of fiscal year 2001 compared to $345,000 for the same period in fiscal year 2000. Interest expense in fiscal year 2000 was due primarily to the issuance of $1.5 million in 11% convertible debentures, which were repaid in the second quarter of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had cash, cash equivalents and short-term investments of $20.5 million and a working capital balance of $19.9 million. At September 30, 2000, we had cash, cash equivalents and short-term investments of $20.6 million and a working capital balance of $19.2 million. The increase in working capital during the first six months of fiscal year 2001 resulted primarily from a $1.3 million increase in receivables, partially offset by a $701,000 increase in accrued expenses related to product launch. The Company believes that its cash resources are adequate to fund operations for at least the next twelve months.

         Operating Activities. Net cash used for operating activities amounted to $227,000 in the first six months of fiscal 2001, compared to net cash used in operating activities of $2.1 million during the comparable period in fiscal year 2000. The improvement in net cash used for operating activities is primarily the result of profits earned and the receipt of a $5 million milestone payment from our licensee for Abreva(TM) during the first quarter of fiscal year 2001.

         Investing Activities. Net cash used for investing activities totaled $760,000 during the first six months of fiscal year 2001, including capital expenditures of $793,000 and patent costs of $355,000. Net cash used for investing activities during the first six months of fiscal year 2000 amounted to $31,000.

         Financing Activities. During the first six months of fiscal year 2001, we received $1 million from financing activities. The amount received from financing activities included sales of common stock related to exercises of stock options and stock purchase warrants. During the first six months of fiscal 2000, we received $13.8 million, primarily from the issuance of common stock related to a $6 million financing transaction and exercises of stock options and warrants to purchase common stock. The balance of financing related to commercial finance transactions in the ordinary course of business.

         Our sources of cash flows from operations for the next several quarters will depend substantially on the performance of GlaxoSmithKline under our license agreement for Abreva(TM). We expect to receive approximately one-half the remaining $10 million in license fees under our agreement with GlaxoSmithKline before the end of our fiscal year, with the balance of the license fees coming before the end of December. Because Abreva(TM) is new to the market, we do not have sufficient sales experience to be able to predict the amount of royalties on product sales at this time.


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

         In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be reported as operating expenses. For the six months ended March 31, 2001, payroll tax of $89,364 was expensed as a result of stock option exercises.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB"). SAB 101, as amended, summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. We will be required to adopt SAB 101 in the fourth quarter of the fiscal year ending September 30, 2001. At March 31, 2001, we did not have any research collaborations that had revenue-generating milestones that would be impacted by the adoption of SAB 101. However, SAB 101 could have a material effect on the reporting of our financial position and results of operations in the future if we were to sign research collaborations that have cash payments tied to the achievement of milestones.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

If GlaxoSmithKline experiences any delays in the manufacture, distribution or promotion of docosanol 10% cream, then our business will be materially and adversely affected.

         We have signed an exclusive license agreement with GlaxoSmithKline for manufacturing and sales of docosanol 10% cream in North America. Docosanol 10% cream, which is being marketed under the trade name of Abreva(TM) in the United States, is approved for sale only in the United States at this time. Therefore, our license fees and royalty revenues from sales of the product for at least the next year depend entirely upon GlaxoSmithKline's marketing efforts. Any problem or delays in manufacturing, promotion and distribution of Abreva(TM) could affect materially and adversely our business operations and financial condition.

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

         We face substantial risks of failing to complete the development of our research programs for the treatment of central nervous system disorders, allergy and asthma, and other areas. Our Phase II/III clinical trials of AVP-923 for the treatment of emotional lability in ALS and MS patients may experience setbacks or failures for reasons we have not anticipated. The effectiveness of our preclinical allergy and asthma research performed in vitro or in animal models may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition. The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product.

We expect to incur increased energy costs and frequent power outages as a result of the energy crisis currently being experienced in California.

         The State of California has experienced and continues to experience a deterioration in the ability of major utilities to provide energy for the State's needs. Throughout California, the crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for periods of up to two hours. The immediate impact has been a significant increase in power rates for most users, including us. Additionally, the loss of electrical power or "blackouts" for any significant periods of time could harm our ability to conduct our experiments or to provide antibody research services for others. Further, we could lose valuable progress made to date in experiments currently underway. While we have attempted to mitigate the severity of such losses by renting portable emergency power equipment, this only partially covers our electrical needs. We expect to incur capital costs in the near future to purchase additional power generation capability that we hope will be sufficient to cover our emergency power needs.

Difficulties in acquiring inlicensed technologies that we believe are necessary to fill our product development pipeline may negatively affect our stock price and restrict our growth.

         Our business strategy for growth is not only through internal development, but also through inlicensing of products, potential products and/or technologies at various stages in the drug development pipeline. We will face intense competition in attempting to inlicense other products and technologies. In addition, we may not be able to locate suitable products and technologies to fit our strengths, be able to obtain them on acceptable terms, or have the financial resources to develop products from the inlicensed technology. If we are unable to add to our product development pipeline, our growth may be limited and it may affect our business and stock price negatively. Also, we must have the financial resources to acquire and/or inlicense new products and technologies and develop and market the products, if approved. We can provide no assurance that we will be successful in our inlicensing strategy or that it will have the desired effect on our future growth or stock price.

Our failure to retain key management and scientific personnel could negatively affect our business.

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

         Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 35 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people throughout the year. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have "key person" life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

         We rely substantially on the protection of our intellectual property for docosanol, with 17 U.S. and foreign docosanol patents and 24 additional docosanol-related patent applications pending. We also have seven U.S. and foreign patents issued, one Notice of Allowance of a patent and 62 applications pending on other products and technologies, and have inlicensed the rights to market a potential product that treats multiple central nervous system disorders that has six issued patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

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

We may issue additional shares of our Class A common stock. These issuances may dilute the value of our Class A common stock to current shareholders and may adversely affect the market price of our Class A common stock.

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

          As of May 8, 2001, the Company had outstanding stock options to purchase an aggregate of 5,196,419 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share and warrants to acquire up to 1,372,131 shares of Class A common stock at exercise prices ranging from $0.9144 to $2.715 per share. The Company has or may have other securities that have a dilutive effect, including 50 shares of Series D redeemable convertible preferred stock, which at today's market prices may be converted into approximately 180,000 shares of Class A common stock at a fixed conversion price of $2.715 per share.

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


                            PART II OTHER INFORMATION

ITEMS 1-3. NOT APPLICABLE

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of AVANIR Pharmaceuticals was convened on March 15, 2001, at 9:00 a.m. local time. There were issued and outstanding on January 17, 2001, the record date, 57,257,092 shares of Class A common stock, each share being entitled to one vote, and 49,000 shares of the Company's Class B common stock, each share being entitled to five votes, constituting all of the outstanding voting securities of the Company. There were present at the meeting in person or by proxy, shareholders of the Company who were the holders of 55,264,575 votes of the Company's common stock entitled to vote thereat, constituting a quorum. The proposal to elect three Class III directors to hold office until the 2004 Annual Meeting of Shareholders received the following votes:

                                      For         Against
  Kenneth E. Olson                 53,428,835    1,835,740
  Gerald J. Yakatan, Ph.D.         53,358,273    1,906,302
  Dennis J. Carlo, Ph.D.           53,670,375    1,594,200

        The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors received the following vote:

                                  For       Against    Abstain
                               54,805,598   327,479    356,498

        The foregoing proposal was approved and accordingly ratified.

        Management withdrew a proposal to amend our bylaws to reduce the number of classes of directors from three classes to two.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Signature                                        Title                                Date
---------                                        -----                                ----
/s/GERALD J. YAKATAN                    President and Chief                           May 15, 2001
------------------------------------    Executive Officer
Gerald J. Yakatan                       (Principal Executive Officer)



/s/GREGORY P. HANSON                    Vice President, Finance and Chief            May 15, 2001
------------------------------------    Financial Officer
Gregory P. Hanson                       (Principal Financial and Accounting Officer)