Form 10-Q
period 2001-06-30
AVANIR PHARMACEUTICALS
filed 2001-08-13
CIK 858803

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001	Commission File No. 0-18734

AVANIR Pharmaceuticals
 (Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 11388 Sorrento Valley Road, Suite 200 San Diego, California (Address of principal executive office)	33-0314804 (IRS Employer Identification No). 92121 (Zip Code)

(858) 622-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

The number of shares of Common Stock of the Registrant issued and outstanding as of August 7, 2001:

Class A Common stock, no par value	57,642,593

Class B Common stock, no par value	36,500

AVANIR Pharmaceuticals

FORM 10-Q

For the Quarter Ended June 30, 2001

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of

	Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	21

AVANIR Pharmaceuticals

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	September 30,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$13,476,478	$19,699,768

Short-term investments	5,220,129	868,474

Receivables, net	560,560	95,429

Inventory	222,585	9,804

Prepaid and other	488,746	411,999

Total current assets	19,968,498	21,085,474

Property and equipment, net	1,681,716	1,050,703

Intangible costs, net	1,086,219	614,816

Investments	400,000	700,000

Other assets	63,587	68,244

TOTAL ASSETS	$23,200,020	$23,519,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$591,283	$965,636

Accrued expenses and other liabilities	1,018,813	537,027

Accrued compensation and payroll taxes	279,020	248,599

Notes payable	31,210	171,667

Total current liabilities	1,920,326	1,922,929

COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series D — no par value, 500 shares authorized;

50 shares issued and outstanding	498,295	465,920

SHAREHOLDERS’ EQUITY

Preferred stock — no par value, 9,999,500 shares authorized:

Series C Junior Participating — 1,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock — no par value:

Class A — 99,288,000 shares authorized; 57,535,012 and 56,974,828 issued and outstanding	85,349,626	84,695,590

Class B — 712,000 shares authorized; 36,500 and 65,000 shares issued and outstanding (convertible into Class A Common Stock)	19,894	34,145

Receivable for Class A common stock	—	(649,431)

Accumulated deficit	(64,556,877)	(62,949,916)

Accumulated other comprehensive loss	(31,244)	—

Total shareholders’ equity	20,781,399	21,130,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,200,020	$23,519,237

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES:

Contract and license revenues	$5,000	—	$5,017,350	$1,000,000

Royalty revenues	508,739	—	1,761,790	—

Grant revenue	—	—	72,535	—

Interest and other	284,975	$162,631	960,474	213,646

Total revenues	798,714	162,631	7,812,149	1,213,646

EXPENSES:

Product launch expenses	235,919	—	728,148	—

Research and development	1,394,732	638,616	5,165,822	1,581,351

Sales and marketing	360,550	214,336	866,844	465,834

General and administrative	799,002	758,742	2,620,613	2,684,547

Litigation settlement	—	—	—	4,097,504

Interest	870	874	5,308	346,220

Total expenses	2,791,073	1,612,568	9,386,735	9,175,456

NET LOSS	$(1,992,359)	$(1,449,937)	$(1,574,586)	$(7,961,810)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss	$(1,992,359)	$(1,449,937)	$(1,574,586)	$(7,961,810)

Dividends on redeemable convertible preferred stock	(6,233)	(155,613)	(18,698)	(155,613)

Accretion of discount related to redeemable convertible preferred stock	(4,559)	—	(13,677)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,003,151)	$(1,605,550)	$(1,606,961)	$(8,117,423)

NET LOSS PER SHARE:

BASIC	$(0.03)	$(0.03)	$(0.03)	$(0.16)

DILUTED	$(0.03)	$(0.03)	$(0.03)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC	57,542,291	55,181,700	57,368,194	50,417,191

DILUTED	57,542,291	55,181,700	57,368,194	50,417,191

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(1,574,586)	$(7,961,810)

Adjustments to reconcile net income to net cash used for operating activities:

Depreciation and amortization	516,770	103,486

Non-cash interest expense	—	402,990

Compensation paid with common stock and stock options	95,271	573,170

Litigation settlements paid with common stock	—	4,097,504

Loss on disposal of assets	16,482	5,224

Patents abandoned	—	87,325

Changes in assets and liabilities:

Accounts receivable	(465,131)	76,499

Inventory	(212,781)	(1,551)

Prepaid and other	(72,090)	120,200

Deferred costs	(256,175)	100,000

Accounts payable	(374,353)	(1,005,379)

Accrued expenses and other liabilities	366,320	(17,003)

Accrued compensation and payroll taxes	30,421	50,766

Net cash used for operating activities:	(1,929,852)	(3,368,579)

INVESTING ACTIVITIES:

Investments in securities	(4,450,000)	(388,122)

Proceeds from investments	67,101	—

Patent costs	(386,059)	(83,530)

Capital expenditures	(882,278)	(105,072)

Net cash used for investing activities	(5,351,236)	(576,724)

FINANCING ACTIVITIES:

Proceeds from issuance of common and preferred stock	1,198,255	14,398,748

Proceeds from issuance of convertible notes payable	—	1,500,000

Debt issue costs	—	(155,015)

Repayment of convertible notes payable	—	(1,500,000)

Proceeds from issuance of subordinated notes payable	27,648	36,277

Repayment of subordinated notes payable	(168,105)	(189,356)

Net cash provided by financing activities	1,057,798	14,090,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,223,290)	10,145,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,699,768	122,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,476,478	$10,268,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$5,308	$343,340

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued leasehold improvements	—	$245,700

Value of conversion discount — convertible preferred stock	—	$140,000

Patent purchased with common stock	$111,158	—

See notes to consolidated financial statements

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. We have prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. These statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. These statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly our financial position as of June 30, 2001, and the results of operations for the three and nine-month periods ended June 30, 2001. The results of operations for the three and nine months ended June 30, 2001 may not be indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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

Reclassifications. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to current period presentation.

2.      BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items.

	June 30,	September 30,
	2001	2000

Receivables, net:

Total receivables	$575,101	$109,970

Allowance for doubtful accounts	(14,541)	(14,541)

Receivables, net	$560,560	$95,429

Property and Equipment, Net:

Leasehold improvements	$483,311	$416,523

Computer equipment and related software	290,105	233,200

Research and development equipment	1,494,712	781,677

Office equipment, furniture, and fixtures	208,147	193,808

	2,476,275	1,625,208

Less, accumulated depreciation and amortization	(794,559)	(574,505)

Property and equipment, net	$1,681,716	$1,050,703

Intangible costs, net:

Intangible costs	$1,212,438	$715,222

Less, accumulated amortization	(126,219)	(100,406)

Intangible costs, net	$1,086,219	$614,816

3.      INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out) or market price. Inventories consist of the raw material, docosanol, which is the active ingredient in docosanol 10% cream.

4.      INVESTMENTS

     The following tables summarize the Company’s investments in securities, which are either held to maturity or available for sale. Available-for-sale securities are those investments that the Company does not intend to sell in the near term nor hold to maturity. The available-for-sale investments are carried at fair value with unrealized gains or losses reported in shareholders’ equity as a component of comprehensive income. Investments classified as held to maturity are recorded at amortized cost.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

As of June 30, 2001:

Certificates of deposit	$501,373	$10,787	—	$512,160

Government securities	4,950,000	—	$31,152	4,918,848

Commercial paper	200,000	—	1,374	198,626

Total	$5,651,373	$10,787	$32,526	$5,629,634

Reported as:

Short-term investments:

Classified as available for sale	$4,418,756

Classified as held to maturity	801,373

Short-term investments	5,220,129

Long-term investments	400,000

Total	$5,620,129

As of September 30, 2000:

Certificates of deposit	$588,122	—	—	$588,122

Government securities	780,352	—	$1,517	778,835

Commercial paper	200,000	—	336	199,664

Total	$1,568,474	—	$1,853	$1,566,621

Reported as:

Short-term investments	$868,474

Investments	700,000

Total	$1,568,474

5.      ROYALTY REVENUES FROM LICENSE AGREEMENTS

     Our policy is to recognize royalty revenues from our licensed products when earned. Net sales figures used for calculating royalties due the Company can often include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement. Sales of Abreva™, if publicly reported by our licensee, GlaxoSmithKline, could differ from net sales used for calculating royalties and in determining the royalties earned according the license agreement.

6.      PRODUCT LAUNCH COSTS

     AVANIR has incurred certain costs related to the product launch phase for Abreva™ through June 30, 2001. Our obligation to share product launch costs with GlaxoSmithKline ceased after June 30, 2001.

7.      NET INCOME (LOSS) PER SHARE

     Computation of Net Income and Net Loss per Common Share. Basic income and basic loss per share is computed by dividing the net income and net loss by the weighted average number of common shares outstanding during the period (“basic EPS method”). Diluted earnings (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“diluted EPS method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, diluted net loss per share is the same as basic net loss per share for both the three and nine months ended June 30, 2001, because the inclusion of 6,936,816 and 7,362,746 dilutive common equivalent shares, respectively, would be anti-dilutive.

8.      COMPREHENSIVE LOSS

     Comprehensive income for the Company includes unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Comprehensive loss:

Net loss	$(1,992,359)	$(1,449,937)	$(1,574,586)	$(7,961,810)

Net change in unrealized loss on available-for-sale investments	(31,244)	—	(31,244)	—

Total comprehensive loss	$(2,023,603)	$(1,449,937)	$(1,605,830)	$(7,961,810)

9.      MINORITY INTEREST IN SUBSIDIARY

     At June 30, 2001, IDEC Pharmaceuticals held an ownership interest in our subsidiary, Xenerex Biosciences, of approximately 5% on a fully diluted basis. We consider the cost basis of the minority interest held by IDEC to be immaterial for separate financial statement disclosure at this time.

10.      SHAREHOLDERS’ EQUITY

Preferred Stock

     Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

Series C Junior Participating Preferred Stock. None of the Series C Junior Participating Preferred Stock is outstanding.

Series D Redeemable Convertible Preferred Stock. At June 30, 2001 and September 30, 2000, 50 shares of Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

•	the Fixed Conversion Price — an amount equal to $2.715 per share of Class A common stock; or

•	the Variable Conversion Price — an amount equal to 86% of the market price of our Class A common stock, defined as the lower of:

—	the average of the five lowest trading prices per share of Class A common stock on The American Stock Exchange during the 25 trading days immediately preceding a given date of determination, where trading price is determined as the average of the high and low trading prices of our Class A common stock on a particular trading day; or

—	the average of the high and low trading price per share of Class A common stock on The American Stock Exchange on the date of determination.

Common Stock

Class A Common Stock. For the three months ended June 30, 2001, we issued an aggregate of 97,518 shares of Class A common stock in exchange for $136,831 received in connection with the exercise of employee stock options. The average exercise price per share for the three-month period was $1.403. For the nine months ended June 30, 2001, we issued an aggregate of 384,549 shares of Class A common stock in exchange for $382,262 received in connection with the exercise of employee stock options. The average exercise price for the common stock for the nine-month period was $0.99 per share.

Class B Common Stock Conversion. On June 27, 2001, 12,500 shares of Class B common stock converted to 12,500 shares of Class A common stock.

11.      RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We currently do not have any derivative instruments or any embedded derivative instruments that require bifurcation and we are not conducting any hedging activity; therefore, there is no material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB”). SAB 101, as amended, summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. On April 1, 2001, we adopted SAB 101, which did not change the accounting of the Company for revenue recognition. At June 30, 2001, we were involved in two research collaborations that contained payments that are tied to the achievement of future milestones. We intend to recognize the revenues associated with those milestone payments as the services contemplated by the agreements have been achieved.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Management does not believe that SFAS No. 141 will have a material impact on the Company’s consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and other intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 142 will have a material impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements concerning our future events or performance. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like “estimate,” “anticipate,” “intend,” “believe” or “expect”. Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report, including those explained below and in our annual report on Form 10-K filed with the Securities and Exchange Commission. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

Overview

     AVANIR Pharmaceuticals, based in San Diego, is an emerging diversified biopharmaceutical company with an FDA-approved drug currently on the market. AVANIR is engaged in research, development, commercialization, licensing and sales of innovative drug products and antibody generation services. Our current clinical development programs are centered around a novel approach to using a known drug, dextromethorphan, for the treatment of several central nervous system disorders. Longer-term, our emphasis in drug discovery has been directed towards evaluation of a compound that appears capable of reducing Immunoglobulin Epsilon (IgE), known to be a primary cause of allergies and asthma. To capitalize on our pharmaceutical development expertise and expand our product development pipeline, we seek other drug development opportunities for acquisition or in-licensing. Our subsidiary, Xenerex Biosciences, provides a contract service to other companies, with its patented human antibody generating platform now being offered to those companies seeking human antibodies as possible solutions to their own product development programs. Xenerex is also working on research related to finding fully human antibodies for our own selected disease targets.

Licensed Products and Future Licensing

     Marketed in North America by the world’s largest pharmaceutical company, GlaxoSmithKline, Abreva™ (docosanol 10% cream) first became available in the United States in late 2000. By March 2001, Abreva™ had become the largest selling consumer healthcare product for the treatment of cold sores. Under the license agreement with GlaxoSmithKline for North America, AVANIR expects to earn $25 million in license fees, of which $15 million has been paid to date, plus royalties on sales of Abreva™ in future years. Through license fees and royalties being earned under the existing license agreement with GlaxoSmithKline and anticipated licensing of the product to other companies in the rest of the world, our first product should provide a significant source of funds for AVANIR to continue developing other drugs currently in the product development pipeline or in the drug discovery stage.

     We are exploring several opportunities to license the rights to market docosanol 10% cream to other companies in the rest of the world and we want to make sure that we select the best candidate in each major market. After making initial visits to current and prospective licensees in Japan, Korea, Israel and Western Europe in early 2001, we are now working to narrow our list of prospects who we believe could best fit the criteria we see as being the most important for licensing our product. Aside from important terms involving license fees and royalties, other criteria for evaluation of potential licensees include such intangibles as expertise with regulatory approvals in the respective territories, marketing prowess in the over the counter market place, strength of marketing program and commitment to our product’s success, to name a few. We continue to hold discussions with those companies who have come the closest to our criteria and that have expressed interest in licensing docosanol. We intend to narrow the field of potential licensees and enter into additional license agreements for docosanol before the end of this calendar year.

Product Development

     AVANIR has the rights to develop at least four potential indications for Neurodex (dextromethorphan) — as treatments for emotional lability, neuropathic pain, weaning from narcotics, and chronic cough. Currently, we are engaged in clinical development for two of the indications. The most advanced of which is a Phase II/III clinical trial for the treatment of emotional lability, a neurodegenerative disease for which no FDA approved drug exists for approximately one million sufferers. AVANIR intends to follow with a second Phase III clinical trial for emotional lability in 2002 provided the results of the existing trial meet our expectations. Also, we expect to begin enrolling patients in a Phase II clinical trial for diabetic neuropathic pain by the end of the calendar year.

Drug Discovery Programs

     Our drug discovery programs are currently in the areas of developing novel treatments for allergy and asthma, inflammation, and lipid lowering. However, our largest and most advanced efforts are focused on evaluating our lead compound as a potential novel oral treatment for allergy and asthma. We have discovered compounds that reduce IgE levels in both in-vitro and ex-vivo assays and in-vivo allergy models. We intend to evaluate the results of current toxicology studies now under way to determine whether our lead compound could be acceptable for filing with the FDA for an Investigational New Drug (IND) application at the end of this calendar year or early next year.

Antibody Generation Services and Xenerex Biosciences

     Through our subsidiary, Xenerex Biosciences, we recently began providing antibody generation services through research collaborations with two companies. In early May 2001, Xenerex announced its first research collaboration agreement with Eos Biotechnology, a privately funded biotechnology company located in South San Francisco. The research collaboration provides for Xenerex to generate fully human monoclonal antibodies to three cancer-target antigens provided by Eos. Eos will evaluate the antibodies generated by Xenerex for potential development of therapeutic treatments for the selected cancers. In June 2001, Xenerex entered into an agreement with Peregrine Pharmaceuticals, Inc. (NASDAQ: PPHM) for the purposes of collaboration to discover, develop and potentially commercialize fully human monoclonal antibody therapies for the treatment of solid tumor cancers. The agreement provides for the transfer of three antigen targets from Peregrine to Xenerex for antibody generation and screening.

     We believe that these two recent collaboration agreements represent important steps forward in validating the unique technology that Xenerex offers to the biopharmaceutical marketplace. In partnering with Eos and Peregrine, we have expanded the number and types of proteins to which we can apply our antibody generation capabilities. Our strategy is to continue to build our client base with partners who are also focused on novel treatments and technologies. Our objective in establishing fee arrangements under these collaboration agreements is to cover our direct research costs incurred on behalf of our clients. However, if any of our antibody products are accepted by our partners for further development and our partners are able to move forward successfully with clinical trials on drugs using our technology, then Xenerex has the opportunity to earn milestone payments as drug development progresses and possibly royalties on sales if a drug reaches the market.

     In addition to providing antibody generation services for others, Xenerex is also engaged in research for the purposes of identifying antigen targets for its own development and generating antibodies to those targets. Recently, Xenerex initiated this effort for two targets. If Xenerex is successful in characterizing the antibody product candidates that emerge from this effort and if the candidates look promising, Xenerex intends to offer to other companies the opportunity to either license or co-development those antibodies.

Intellectual Property

     We continue making progress in enhancing our intellectual property portfolios. In June 2001, our subsidiary, Xenerex Biosciences, announced that it had licensed the rights to a patent for grafting adult human stem cells into severe combined immunodeficient (SCID) mice. The ability to engraft adult human stem cells, which may respond to unique antigens with unique antibodies, broadens the Company’s technological resources with yet another important option in generating fully human monoclonal antibodies.

RESULTS OF OPERATIONS—
THREE MONTHS ENDED JUNE 30, 2001

Net Losses

     The Company’s third fiscal quarter net loss of $2 million reflects an increase of $542,000 over the net loss in the same period a year ago. The net loss per share was $0.03, which was the same as the net loss per share for the same period a year ago, after rounding to the nearest cent in each of the periods.

Revenues

     Revenues for the third fiscal quarter ended June 30, 2001 were $799,000, an increase of 391% over revenues of $163,000 in the same period a year ago. Third fiscal quarter 2001 revenues include $509,000 in royalties earned on sales of Abreva™ by GlaxoSmithKline. Sales of Abreva were lower in the third fiscal quarter as the cold and flu season passed and in-store inventory levels heading into the summer months were reduced. Thus, the spring months making up most of the third fiscal quarter brought lower wholesale sales of cold sore products than the winter months in the prior quarter. The balance of the third fiscal quarter revenues came from interest income. For the same period a year ago, the Company earned $163,000 in interest income.

Expenses

Operating Expenses - Operating expenses for the third fiscal quarter ended June 30, 2001 were $2.8 million compared to $1.6 million as reported for the same period a year ago. The $1.2 million increase in operating expenses over the same period a year ago reflect a $756,000 increase in research and development expenses primarily for the Company’s Phase II/III clinical trial for a potential treatment of emotional lability in Lou Gehrig’s disease (ALS), $236,000 in expenses related to the launch of Abreva™ and slightly higher sales and marketing and administrative expenses as the Company explored potential product license arrangements. A comparison of operating expenses for the third fiscal quarter ended June 30, 2001, with that of the same period in the prior year is described below in the discussions of research and development, general and administrative, sales and marketing and interest expenses.

Research and Development Expenses — During the third fiscal quarter ended June 30, 2001, research and development expenses amounted to $1.4 million, accounting for 50% of total operating expenses, compared to $639,000, or 40% of total operating expenses for the same period a year ago. The increased expenses in the third fiscal quarter ended June 30, 2001 related to increased staff size and outside contract research to support primarily the Company’s clinical development programs initiated in fiscal year 2001 and toxicology and other preclinical research related to the Company’s allergy and asthma research program.

     In November 2000, the Company initiated Phase II/III clinical trials of Neurodex in the first of a series of studies intended to examine the effect of the drug in the treatment of emotional lability in neurodegenerative diseases. Patient enrollments continue as approximately one-third of the one-month patient studies have been completed with plans to complete the balance of patient enrollments during the remainder of the calendar year.

     In addition to the Company’s Phase II/III clinical trial for a potential treatment of emotional lability in neurodegenerative diseases, the Company currently has several research programs underway including a preclinical research program focused on developing a novel treatment for allergy and asthma. We plan to continue our preclinical research in this area and intend to file an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) by the end of this calendar year. Xenerex Biosciences continues its research for the development of fully human monoclonal antibodies to selected targets.

General and Administrative Expenses — For the third fiscal quarter ended June 30, 2001, general and administrative expenses were $799,000, compared to $759,000 as reported for the same period in fiscal year 2000. Slightly higher general and administrative expenses are related primarily to the higher cost of operating and maintaining the Company’s new facility, higher utility rates, and an increase in staff size to support the Company’s growing programs related to research and development and expanded marketing efforts for outlicensing docosanol 10% cream outside of North America.

Sales and Marketing Expenses — For the third fiscal quarter ended June 30, 2001, sales, marketing and business development expenses were $361,000 compared with $214,000 in the comparable period a year earlier. Higher expenses were incurred in the current fiscal year primarily due to added costs associated with exploring opportunities to outlicense docosanol 10% cream in the international market place and evaluation of other opportunities to inlicense drug candidates owned by others that are available for development.

Interest Expense - Interest expense decreased slightly to $870 in the third fiscal quarter ended June 30, 2001, compared to $874 for the same period in fiscal year 2000. Interest expense remained relatively low for the third fiscal quarters ended June 30 for both fiscal years as the Company financed its operations primarily by means other than debt.

RESULTS OF OPERATIONS—
NINE MONTHS ENDED JUNE 30, 2001

Net Loss

     For the nine months ended June 30, 2001, the Company incurred a net loss of $1.6 million or $0.03 per share, an improvement of 80% compared with a net loss of $8 million or $0.16 per share for the same period in fiscal 2000. Excluding litigation settlement costs of $4.1 million in the prior fiscal year and product launch expenses of $728,000 in the current fiscal year, the Company reduced its losses by $3 million fiscal year-to-date. The $3 million improvement reflects primarily a $6.6 million or 544% increase in revenues, partially offset by a $3.6 million or 227% increase in research and development expenses, compared with the same period a year ago.

Revenues

     Revenues for the nine months ended June 30, 2001 increased to $7.8 million from $1.2 million in the same period in fiscal year 2000. A $5 million milestone payment from GlaxoSmithKline in October 2000, $1.8 million in royalties on product sales of Abreva™ and $960,000 in interest income accounted for most of the revenues for the current nine-month period, compared to the $1 million milestone payment from GlaxoSmithKline and $214,000 in interest income for the same period in fiscal year 2000.

Expenses

Operating Expenses — For the nine months ended June 30, 2001, total operating expenses increased to $9.4 million compared to $9.2 million in the same period in fiscal year 2000. Excluding product launch costs in the current year and litigation settlement costs in the prior year, operating expenses were higher by $3.6 million. A comparison of operating expenses for the first nine months of fiscal year 2001 with the same period in fiscal year 2000 is described below in the discussions of research and development, general and administrative, sales and marketing, litigation settlement and interest expenses.

Research and Development — During the first nine months of fiscal year 2001, research and development expenses amounted to $5.2 million, compared to $1.6 million in the same period in fiscal year 2000. Expenses for the first nine months of fiscal year 2001 include a $1.4 million increase related to clinical trials for Neurodex, a $556,000 increase for occupancy costs related to the cost of operating the Company’s new laboratory facilities, a $421,000 increase for preclinical research in our allergy and asthma program, and a $820,000 increase to research and development related to the monoclonal antibodies development program at the Company’s subsidiary, Xenerex Biosciences.

General and Administrative Expenses — For the nine months ended June 30, 2001, general and administrative expenses of $2.6 million were slightly less than as the same period in 2000.

Sales and Marketing Expenses — During the first nine months of fiscal year 2001, sales and marketing expenses were $867,000 compared to $466,000 in the comparable period a year earlier. Sales, marketing and business development expenses for fiscal year 2001 have increased because of the expansion of commercial development activity in both AVANIR and Xenerex. Sales and marketing activity for the same period in fiscal year 2000 was relatively low while the Company was still awaiting approval by the FDA for Abreva™ and because of the decision to outlicense to GlaxoSmithKline the rights to market and sell Abreva™.

Litigation Settlement Expense — The Company did not incur any litigation settlement expense for the first nine months of fiscal year 2001. Litigation settlement expense for the first nine months of fiscal year 2000 was $4.1 million, which the Company paid by issuing Class A common stock.

Interest Expense - Interest expense decreased to $5,300 in the first nine months of fiscal year 2001 compared to $346,000 for the same period in fiscal year 2000. The higher level of interest expense in fiscal year 2000 was due primarily to the issuance of $1.5 million in 11% convertible debentures, which were repaid in the second quarter of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had cash, cash equivalents and investments of $19.1 million, net working capital of $18 million, and shareholders’ equity of $20.8 million. At September 30, 2000, we had cash, cash equivalents and investments of $21.3 million, net working capital of $19.2 million, and shareholders’ equity of $21.1 million. The $1.2 million decrease in working capital during the first nine months of fiscal year 2001 was primarily due to using cash to fund operating losses. The Company believes that it has adequate cash resources to fund operations through at least the next twelve months.

Operating Activities. Net cash used for operating activities amounted to $1.9 million in the first nine months of fiscal 2001, compared to net cash used in operating activities of $3.4 million during the comparable period in fiscal year 2000. The improvement in net cash used for operating activities is primarily the result of lower losses through the first nine months of fiscal year 2001 compared with the same period a year ago.

Investing Activities. Net cash used for investing activities totaled $5.4 million during the first nine months of fiscal year 2001, including capital expenditures of $882,000 and patent costs of $386,000. Net cash used for investing activities during the first nine months of fiscal year 2000 amounted to $577,000, including capital expenditures of $105,000.

Financing Activities. During the first nine months of fiscal year 2001, we received $1.2 million from financing activities and repaid $168,000 in short-term notes payable. The amount received from financing activities is primarily from sales of common stock related to exercises of stock options and stock purchase warrants. During the first nine months of fiscal 2000, we received $14.4 million from the issuance of common stock related to a $6 million private financing transaction and exercises of employee stock options and stock purchase warrants. Also during fiscal year 2000, we issued $1.5 million in convertible notes, which we repaid in the same year.

     Our sources of cash flows from operations for the next several quarters will depend substantially on license fees and royalties earned on sales of Abreva™ by GlaxoSmithKline under our existing license agreement. We expect to receive one-half of the remaining $10 million in license fees due under our license agreement with GlaxoSmithKline during the fiscal quarter ending September 30, 2001, with the balance of the license fees coming before the end of December 2001. Royalties on sales of Abreva™ may vary substantially from quarter to quarter, depending on the season and level of marketing and advertising of the product by GlaxoSmithKline.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We currently do not have any derivative instruments or any embedded derivative instruments that require bifurcation and we are not conducting any hedging activity; therefore, there is no material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB”). SAB 101, as amended, summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. On April 1, 2001 we adopted SAB 101, which did not change the accounting of the Company for revenue recognition. At June 30, 2001, we were involved in two research collaborations that contained payments that are tied to the achievement of future milestones. We intend to recognize the revenues associated with those milestone payments as the services contemplated by the agreements have been achieved.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Management does not believe that SFAS No. 141 will have a material impact on the Company’s consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and other intangible assets with indefinite lives and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 142 will have a material impact on the Company’s financial statements.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

If GlaxoSmithKline experiences any delays in the manufacture, distribution or promotion of docosanol 10% cream, then our business will be materially and adversely affected.

     We have signed an exclusive license agreement with GlaxoSmithKline for manufacturing and sales of docosanol 10% cream in North America. Docosanol 10% cream, which is being marketed under the trade name of Abreva™ in the United States, is approved for sale only in the United States at this time. Therefore, our royalty revenues from sales of the product for the next year will depend solely upon GlaxoSmithKline’s marketing efforts. Any problem or delays in manufacturing, promotion and distribution of Abreva™ could affect materially and adversely our business operations and financial condition.

AVANIR and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in the rest of the world or in marketing and selling the product in foreign countries.

     AVANIR and its licensees could face the following risks in our efforts to obtain regulatory approval as an OTC product and to market and sell docosanol 10% cream in foreign countries:

•	Regulatory approval requirements differ by country, and obtaining approvals to market the drug in foreign countries may be difficult to obtain or may require prescription status first before obtaining sufficient experience to warrant approval as an OTC product;

•	building product awareness of a new drug, whether prescription or OTC, among customers or retail store decision makers may require a substantial amount of product promotion, which does not guarantee success;

•	consumers may not perceive that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes;

•	acceptance of docosanol 10% cream in the OTC consumer market may not be widespread; and

•	potential price erosion could occur due to competitive reactions to our product’s introduction.

Docosanol 10% cream will face intense competition from a number of existing and well-established products and the companies that market their products.

     Docosanol 10% cream competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of our competitors, including Blistex, Inc., Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with docosanol 10% cream being marketed by one of the world’s largest consumer healthcare companies, our licensee may not achieve commercial success in this intensely competitive environment, which would severely impact our revenues.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

     Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel and Korea. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distributorship arrangements for territories on a timely basis or on favorable terms, if at all. Further, we are exposed to various foreign trade risks relating to the continued development and marketing of docosanol 10% cream by our foreign licensees. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

•	difficulties in obtaining regulatory approval of docosanol 10% cream in Canada, Israel, Korea and other foreign countries;

•	changes in the regulatory and competitive environments in foreign countries;

•	changes in a specific country’s or region’s political or economic conditions;

•	difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

•	shipping delays;

•	difficulties in managing operations across disparate geographic areas;

•	fluctuations in foreign currency exchange rates;

•	prices of competitive products;

•	difficulties associated with enforcing agreements through foreign legal systems; and

•	trade protection measures, including customs duties and export quotas.

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

     We face substantial risks of failing to complete the development of our research programs for the treatment of central nervous system disorders, allergy and asthma, and other areas. Our Phase II/III clinical trials of Neurodex for the treatment of emotional lability in ALS and MS patients may experience setbacks or failures for reasons we have not anticipated. Although we have observed activity of our allergy/asthma drug in our preclinical research in several in-vitro and ex-vivo assays and in-vivo allergy models, they may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition. The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product.

We expect to incur increased energy costs and frequent power outages as a result of the energy crisis currently being experienced in California.

     The State of California has experienced and continues to experience a deterioration in the ability of major utilities to provide energy for the State’s needs. Throughout California, the crisis has resulted in “rolling blackouts” where certain areas are not provided with any electricity for periods of up to two hours. The immediate impact has been a significant increase in power rates for most users, including us. Additionally, the loss of electrical power or “blackouts” for any significant periods of time could harm either our vendors or our ability to conduct our experiments or to provide antibody research services for others. Further, we could lose valuable progress made to date in experiments currently underway. We have attempted to mitigate the severity of such losses by installing emergency power equipment, which we intend to use for those electrical needs that we consider to be the most critical to operating our business. However, the emergency power unit does not cover all of our electrical needs.

Difficulties in acquiring inlicensed technologies that we believe are necessary to fill our product development pipeline may negatively affect the price of our common stock and restrict our growth.

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

     Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 40 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people throughout the year. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have “key person” life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

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

     We rely substantially on the protection of our intellectual property for docosanol, with 17 U.S. and foreign docosanol patents and 24 additional docosanol-related patent applications pending. We also have seven U.S. and foreign patents issued, one Notice of Allowance of a patent and 62 applications pending on other products and technologies, and have inlicensed the rights to market a potential product that treats multiple central nervous system disorders that has six issued patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

•	the claims in the pending patent applications will be allowed or that we will even be issued additional patents;

•	present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

•	our proposed technologies will not infringe other patents or rights owned by others, including licenses which may not be available to us;

•	any issued patents will provide us with significant competitive advantages; or

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

Our inability to obtain or maintain patent protections for our products in foreign markets may negatively affect our financial condition.

     The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S. These differences may delay our plans to market and sell docosanol 10% cream and other products in the international marketplace. Approval in one country does not necessarily indicate that approval can be obtained in other countries. The patent authorities in each country administer that country’s laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our inability to obtain or maintain patent protections for docosanol 10% cream and other products in foreign markets would severely hamper our ability to generate international sales from our first product and other products still under development.

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

     If we raise additional capital by issuing additional shares of Class A common stock at a price or a value per share less than the then-current price per share of Class A common stock, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than today’s price, sales of such shares, over which we have no control, may depress our market price and dilute earnings per share.

The conversion or exercise of currently outstanding stock purchase warrants and stock options, or conversion of redeemable convertible preferred stock currently outstanding will have a dilutive effect on our Class A common stock.

     As of August 7, 2001, the Company had outstanding stock options to purchase an aggregate of 5,366,429 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share and warrants to acquire up to 1,264,550 shares of Class A common stock at exercise prices ranging from $0.9144 to $2.715 per share. The Company has or may have other securities that have a dilutive effect, including 50 shares of Series D redeemable convertible preferred stock, which at recent market prices may be converted into approximately 184,000 shares of Class A common stock at a fixed conversion price of $2.715 per share.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk exposures are related to both its short and long-term investments. Our excess cash is currently invested in commercial paper primarily rated A-1 or P-1 by Standard & Poor’s or Moody’s with maturities of 90 days or less and government securities with maturities ranging from one to five years. Our cash and cash equivalents are represented by highly liquid institutional money market funds, which we believe do not have significant market risk. We do not enter into derivative or other financial instruments for trading or speculative purposes. We expect that our sales transactions for the foreseeable future will be denominated in U.S. dollars and thus will not be subject to risk due to currency exchange fluctuations.

PART II OTHER INFORMATION

Items 1-4. NOT APPLICABLE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/GERALD J. YAKATAN Gerald J. Yakatan	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2001

/s/GREGORY P. HANSON Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2001