Form 10-Q/A
period 2001-06-30
AVANIR PHARMACEUTICALS
filed 2001-08-21
CIK 858803

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(1,574,586)	$(7,961,810)

Adjustments to reconcile net income to net cash used for operating activities:

Depreciation and amortization	516,770	103,486

Non-cash interest expense	—	402,990

Compensation paid with common stock and stock options	95,271	573,170

Litigation settlements paid with common stock	—	4,097,504

Loss on disposal of assets	16,482	5,224

Patents abandoned	—	87,325

Changes in assets and liabilities:

Accounts receivable	(465,131)	76,499

Inventory	(212,781)	(1,551)

Prepaid and other	(72,090)	120,200

Deferred costs	(256,175)	100,000

Accounts payable	(374,353)	(1,005,379)

Accrued expenses and other liabilities	366,320	(17,003)

Accrued compensation and payroll taxes	30,421	50,766

Net cash used for operating activities:	(1,929,852)	(3,368,579)

INVESTING ACTIVITIES:

Investments in securities	(4,450,000)	(388,122)

Proceeds from investments	367,101	—

Patent costs	(386,059)	(83,530)

Capital expenditures	(882,278)	(105,072)

Net cash used for investing activities	(5,351,236)	(576,724)

FINANCING ACTIVITIES:

Proceeds from issuance of common and preferred stock	1,198,255	14,398,748

Proceeds from issuance of convertible notes payable	—	1,500,000

Debt issue costs	—	(155,015)

Repayment of convertible notes payable	—	(1,500,000)

Proceeds from issuance of subordinated notes payable	27,648	36,277

Repayment of subordinated notes payable	(168,105)	(189,356)

Net cash provided by financing activities	1,057,798	14,090,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,223,290)	10,145,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,699,768	122,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,476,478	$10,268,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$5,308	$343,340

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued leasehold improvements	—	$245,700

Value of conversion discount — convertible preferred stock	—	$140,000

Patent purchased with common stock	$111,158	—

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

Signature	Title	Date

/s/GERALD J. YAKATAN Gerald J. Yakatan	President and Chief Executive Officer (Principal Executive Officer)	August 21, 2001

/s/GREGORY P. HANSON Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 21, 2001