Form 10-K
period 2001-09-30
AVANIR PHARMACEUTICALS
filed 2001-12-21
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 1-15803

AVANIR Pharmaceuticals

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0314804 (I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, Suite 200, San Diego, California (Address of principal executive office)	92121 (Zip Code)

(858) 622-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☑ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [    ]

As of December 12, 2001, the issuer had outstanding 57,832,267 shares of Class A and Class B common stock held by non-affiliates and the aggregate market value of these shares on that date was $205,305,000.

The number of shares of Common Stock of the Registrant issued and outstanding as of December 12, 2001:

Class A Common Stock, no par value Class B Common Stock, no par value	57,976,381 36,500

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before January 29, 2002, in connection with the Registrant’s Annual Meeting of Shareholders to be held on March 14, 2002, is incorporated by reference into Part III of this Report.

PART I

Item 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of our company. You should not rely exclusively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like “estimate,” “anticipate,” “believe,” “plan” or “expect.” Many known and unknown risks and uncertainties may cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

The Company

AVANIR Pharmaceuticals, based in San Diego and incorporated in California in 1988, is engaged in research, development, commercialization, licensing and sales of innovative drug products and antibody generation services. AVANIR’s subsidiary, Xenerex Biosciences, is engaged in research collaborations with partner companies for developing and commercializing completely human antibody products to target antigens. AVANIR has a drug on the market that has been approved by the United States Food and Drug Administration (FDA).

Marketed in North America by GlaxoSmithKline, Abreva™ (docosanol 10% cream) was launched in the United States in late 2000. By March 2001, Abreva had become the largest selling consumer healthcare product in the United States for the treatment of cold sores. In September 2001, Abreva was ranked number five among the top selling new consumer healthcare products introduced during the prior twelve months. Under the license agreement with GlaxoSmithKline, AVANIR has received milestone payments and royalties, which have helped fund other product development programs in the Company’s pipeline. Future docosanol 10% cream royalties and milestone payments represent an important source of funds for AVANIR’s other development programs.

AVANIR’s drug development pipeline consists of both clinical and pre-clinical stage programs. Current clinical development programs are centered around Neurodex™, which could potentially provide a novel approach for the treatment of several central nervous system disorders. AVANIR is currently developing two of at least four potential indications for Neurodex. The leading development program is for the treatment of emotional lability, a neurodegenerative condition for which no FDA-approved drug exists. A Phase II/III clinical trial for the treatment of emotional lability in patients with Lou Gehrig’s disease is underway. If the trial is successful, we plan to follow with an additional Phase III clinical trial in patients with multiple sclerosis. Positive results will be needed for both clinical trials for us to file a new drug application with the FDA, possibly in 2003. We also intend to enter Phase II clinical trials for Neurodex in the treatment of diabetic neuropathic pain in 2002. Our drug discovery programs are at an earlier stage of development and are directed toward large therapeutic areas, including allergies and asthma, inflammatory diseases and cholesterol reduction.

Research collaborations are an important part of our development strategy and we intend to partner with more companies that can help fund AVANIR’s research in exchange for rights to commercialize new drugs coming from this research. We expect that Xenerex will play an important part in establishing new research collaborations using our patented technology for developing fully human monoclonal antibodies. We continue to seek other drug development opportunities through acquisition or in-licensing, as part of our goal to expand our product development pipeline.

Abreva (docosanol 10% cream) — product licensing and regulatory approval status

AVANIR is in the process of expanding its docosanol franchise throughout the world. We currently have license agreements with GlaxoSmithKline for the North American market, Boryung Pharmaceuticals in South Korea and CTS Chemical Industries in Israel. GlaxoSmithKline launched Abreva in the United States in November 2000 and intends to begin marketing in Canada pending approval from the Canadian regulatory agency. We have assisted Boryung and CTS in preparing and filing for regulatory approvals to market and sell docosanol 10% cream in Korea and Israel and we anticipate decisions by these agencies by mid-2002.

We are also making progress in developing other international license agreements, including signing three letters of intent in 2001 with companies capable of marketing and selling docosanol 10% cream in Southern Europe, China, and parts of the Middle East. We are still holding discussions with a number of other companies that are interested in licensing docosanol 10% cream in Western Europe and Japan.

With the aid of our regulatory consultants in Europe and Japan, we intend to file new drug applications for docosanol 10% cream in 2002. Our strategy is to seek approval as an over-the-counter (“OTC”) product, which is the regulatory status of docosanol 10% cream in the United States. We believe that the value of license agreements for docosanol 10% cream in foreign countries will be greater if the product is available for marketing as an OTC product. The regulatory approval procedure we are using in Europe is intended for obtaining mutual recognition by other European countries, provided we obtain approval by the lead country. Although we successfully obtained FDA approval for docosanol 10% cream as an OTC product in the United States, we can provide no assurance that we will be able to obtain similar regulatory approvals either as an OTC product or as a prescription product in Japan or Europe, and if approved in Europe, that mutual recognition by other countries will be achieved on a timely basis, if at all.

Both AVANIR’s and Xenerex’s offices and research facilities are located at 11388 Sorrento Valley Road, Suite 200, San Diego, California 92121. Our telephone number is (858) 622-5200 and our e-mail address is info@avanir.com.

Product development pipeline

AVANIR has the rights to develop at least four potential indications for Neurodex, as treatments for emotional lability, neuropathic pain, weaning from narcotics and anti-depressants, and chronic cough. We estimate the potential combined market for all four indications to be $3 billion. Neurodex is comprised of a new delivery system for the known drug dextromethorphan (DM). The new delivery system includes an inhibitor of the human enzyme that metabolizes DM, which we believe can provide additional therapeutic benefits if unchanged DM can be present in the bloodstream for a longer time period.

We are currently engaged in clinical development for two indications for Neurodex, emotional lability and neuropathic pain. We currently have a 100-patient Phase II/III clinical trial that is underway for the treatment of emotional lability for patients who suffer from amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease). The trial has passed the midway point in terms of enrollment and should be completed and its data available for publication by mid-2002. We intend to follow with a second Phase III clinical trial for emotional lability in 2002 in patients suffering from multiple sclerosis (MS). We also are engaged in a number of toxicology studies for Neurodex as part of our preparation for a Phase II clinical trial for the treatment of diabetic neuropathic pain. If the toxicology studies are successful, we should be able to begin the Phase II trial in early 2002.

Our drug discovery programs are currently in the areas of developing novel treatments for allergy and asthma, inflammation, and cholesterol reduction. Our largest and most advanced efforts are focused on evaluating our lead compound as a potential novel oral treatment for allergy and asthma. In mid-2001, AVANIR scientists identified a small molecule found to be effective in suppressing the synthesis of immunoglobulin epsilon (IgE) and other critical mediators of the allergic response. We intend to evaluate the results of current toxicology studies now under way to determine whether our lead compound could be acceptable for filing with the FDA for an Investigational New Drug (IND) application in 2002.

Xenerex Biosciences and antibody generation services

In a little more than a year of operation in our laboratory facility, Xenerex Biosciences has been able to demonstrate several commercial capabilities of its technology for generating fully human antibodies. In October 2001, Xenerex scientists presented the results of a number of research projects that confirmed the company’s proprietary platform technology is capable of generating fully human antibodies to multiple targets including human soluble protein targets, human cell surface targets, and infectious disease targets.

During fiscal 2001, Xenerex began providing antibody generation services through research collaborations with two companies. In May 2001 Xenerex announced its first research collaboration agreement with Eos Biotechnology. By December 2001 Xenerex had successfully generated antibodies to two cancer-target antigens provided by Eos. Eos has asked Xenerex to proceed to the next stage of the research agreement, which is intended to provide Eos with more information on selected panels of the antibodies that meet the antibody characteristics defined in the agreement. In June 2001, Xenerex entered into an agreement with Peregrine Pharmaceuticals, Inc. (NASDAQ: PPHM), which provides for Xenerex to generate fully human monoclonal antibodies for Peregrine to evaluate for potential commercialization using Peregrine’s therapeutic approach for the treatment of solid tumor cancers.

Xenerex differentiates its patented technology from other known methods used to generate human antibodies by engrafting human immune system cells, which include T-cells and B-cells, into severe combined immunodeficient (SCID) mice to generate human antibodies following appropriate immunization. Through a number of research projects conducted in fiscal 2001, Xenerex demonstrated an ability to raise potentially commercializable antibody responses using its proprietary technology. Xenerex has also shown that when antibodies of interest are generated, its scientists can identify, isolate, and preserve those valuable antibody-producing cells.

Xenerex’s business model is to develop research collaborations with partners who are able to provide attractive drug targets for Xenerex to develop human antibodies using its proprietary technology. Xenerex offers low-cost services to its partners during the initial stages of development, by charging modest fees in exchange for generating human antibodies for its partners’ evaluation and potential development into new drugs. If any of Xenerex’s antibody products are accepted by its partners for further development and those partners are able to move forward successfully with clinical trials on drugs using Xenerex’s technology, then Xenerex has the opportunity to earn milestone payments as drug development progresses. Long-term revenue would be derived from royalties on sales if a drug reaches the market. In addition to providing antibody generation services for others, Xenerex is also engaged in generating antibodies to internally identified targets for internal development.

Raw materials supply for Abreva (docosanol 10% cream)

We purchase the raw material, docosanol, from a single supplier in Western Europe that has been approved for manufacture by the FDA. Both AVANIR and GlaxoSmithKline currently rely on the FDA-approved supplier for purchases of the raw material. We believe GlaxoSmithKline maintains reserves of the raw material as a precautionary measure in the event of a delay or problem in the manufacture of docosanol. We also maintain a small quantity of the active ingredient, which may serve as a strategic reserve or for sales to our licensees. We currently store our raw materials in the United States.

Business development and licensing

Our business development strategy is focused on expanding the docosanol franchise worldwide, discovering and/or acquiring new drug technologies or platforms, forming research collaborations through Xenerex Biosciences’ antibody generation services business, and forming other research collaborations to help support development efforts of our other technologies. Our current license agreements for docosanol 10% cream cover sales in North America, the Republic of Korea, and Israel. Through our subsidiary, Xenerex Biosciences, we also have two research collaboration agreements for the purposes of generating fully human antibodies for our partners (see “Antibody generation services and Xenerex Biosciences”). Additionally, AVANIR has three letters of intent with other companies to license docosanol 10% cream in China, Southern Europe and parts of the Middle East. We intend to negotiate definitive license agreements for docosanol 10% cream for these territories and with companies who have access to other major markets in the rest of the world.

GlaxoSmithKline. Under our license agreement with GlaxoSmithKline for Abreva for the North American market, AVANIR has earned milestone payments and royalties totaling $22.5 million through September 30, 2001, including $10 million in milestone payments and $2.5 million in royalties on product sales in fiscal 2001 and $10 million in milestone payments in fiscal 2000. A final milestone payment of $5 million received in November 2001 will be part of our 2002 fiscal year. We expect to earn royalties on product sales under the existing license agreement with GlaxoSmithKline for North America for at least the next eight years. Thus, GlaxoSmithKline represents an important source of funds for AVANIR to continue developing other drugs currently in the product development pipeline or in the drug discovery stage. Royalties are based on a percentage of all Abreva sales and could fluctuate substantially over the next eight years, depending on such factors as unusually warm or cold weather conditions and extent and severity of cold and flu seasons.

CTS Chemical Industries, Ltd (“CTS”). During fiscal 2001, we assisted our licensee, CTS, in filing for regulatory approval to market docosanol 10% cream in Israel. We also conducted a product education program for CTS personnel. Initially signed in July 1993, the license agreement with CTS gives CTS the rights to manufacture, market and sell docosanol 10% cream in Israel. The agreement requires that CTS purchase its entire requirement of raw materials from AVANIR and pay a royalty on product sales. CTS is currently awaiting a decision on approval by Israeli regulatory authorities. We expect a decision will be issued by mid-2002. At present, we cannot give any assurances that docosanol 10% cream will be approved for sale in Israel, either as a prescription product or as an OTC product.

Boryung Pharmaceuticals Company, Ltd (“Boryung”). During fiscal 2001, we assisted Boryung in filing for regulatory approval to market docosanol 10% cream in the Republic of Korea. The license agreement, initially signed in July 1994, gives Boryung the rights to manufacture, market and sell docosanol 10% cream in that country. The agreement requires that Boryung purchase its entire requirement of raw materials from AVANIR and pay us a royalty on product sales. Boryung is currently awaiting a decision on approval by Korean regulatory authorities. We expect a decision will be issued by mid-2002. At present, we cannot give any assurances that docosanol 10% cream will be approved for sale in the Republic of Korea, either as a prescription product or as an OTC product.

Research collaborations. Xenerex Biosciences has entered into research collaboration agreements with two other companies in order to provide antibody generation services in exchange for fees for services, milestone payments upon the Company’s partners reaching clinical development milestones and royalties on sales if the Company’s partner eventually sells the product. More information about Xenerex’ business relationships can be found in “Xenerex Biosciences and antibody generation services.”

In order to expand our existing product development pipeline, we continue to seek the rights to develop other new drug candidates or drug development platforms. We initiated this strategy in fiscal 2000 with the in-licensing of Neurodex, potentially a new drug for the treatment of several central nervous system disorders, and followed-up in 2001 with the acquisition of the MIF inhibitor technology (described later).

Drug development programs and the therapeutic markets

AVANIR has actively engaged in (i) the research and development of several potential therapeutic products, including two clinical trials of Neurodex (formerly called AVP-923) as possible treatments for several central nervous system disorders, (ii) advanced pre-clinical research around a lead compound for the treatment of allergies and asthma, (iii) drug discovery programs focused on inflammatory diseases and cholesterol reduction, and (iv) research on other potential additional uses of our current product, docosanol 10% cream. Highlights of these research activities are described below.

Neurodex. As of December 2001, we had reached 60% completion of enrollment in a Phase II/III clinical study initiated earlier in fiscal 2001 to assess the efficacy of Neurodex in reducing the loss of emotional control, clinically known as emotional lability, in patients with Lou Gehrig’s disease. Emotional lability is a condition of pathological crying or laughing, frequently associated with neurological diseases such as Lou Gehrig's disease, multiple sclerosis (MS), Alzheimer’s disease (AD) and stroke. We expect to complete this study by mid-year 2002. We also intend to proceed with a second, larger Phase III study of emotional lability in MS in fiscal 2002, in order to demonstrate the effectiveness of the treatment across a broad spectrum of neurological disorders.

Medical reports on the incidence of emotional lability estimate that up to 50% of ALS patients and 10% to 25% of MS and AD patients are affected by the loss of emotional control. In stroke patients the incidence is initially up to 20% within the first year of stroke with one-half of those patients recovering emotional control within the first year. Currently, there is no FDA-approved product for the treatment of emotional lability. The FDA has requested that we perform clinical studies for emotional lability in at least two of the neurological diseases. If the studies demonstrate safety and efficacy, the FDA may approve a general indication for emotional lability. We estimate the size of the U.S. market population having emotional lability across all four diseases is approximately one million patients per year.

Following completion of a number of toxicology studies currently underway or planned for Neurodex, we expect to initiate clinical trials for a second indication, neuropathic pain, in early 2002. One of the active ingredients, dextromethorphan or DM, is a well-known NMDA receptor antagonist. It has been reported in medical literature that DM is effective in reducing pain associated with diabetic neuropathy. The medical literature indicates that, in the U.S., there are approximately ten million diabetics who suffer from diabetic neuropathy, 40% of whom have moderate to severe disease. We estimate the treatable patient pool is one and one-half million people.

Neurodex is comprised of DM and an enzyme inhibitor that significantly slows the metabolism of DM. DM is already a widely known drug that is used as one of the active ingredients in many over-the-counter cough medications. However, up to now the therapeutic utility of dextromethorphan has been limited due to its rapid metabolism. If clinical trials for Neurodex now under way for two different indications prove successful, then we expect to continue development of these and possibly other indications for the drug. We believe Neurodex could find wide utility for the treatment of chronic cough typically caused by smoking, post-nasal drip, asthma, gastro-esophageal reflux and chronic bronchitis, as well as intractable cough, which is typically associated with lung cancer. While we estimate that 30 million physician office visits each year involve the treatment of chronic cough, and 40% of those involve moderate to severe cough, we expect the treatable patient pool for chronic and intractable cough indication is much narrower., but still could be as high as five hundred thousand patients.

Additional potential uses of docosanol 10% cream. In addition to the potential marketing and sale of docosanol 10% cream as an OTC product for cold sores, other preclinical studies indicate that docosanol 10% cream may have other therapeutic properties that could open other avenues for product development. Potential indications for docosanol 10% cream include its use as a topical treatment for genital herpes, herpes zoster, wound healing and minor burns. We are investigating several options to fund development of other potential topical indications, which could include finding a development partner to share in the product development risks and cost of clinical trials and government funding. GlaxoSmithKline has the rights to manufacture and sell all OTC products containing docosanol in the United States and Canada, provided the products are approved for sale by the FDA as OTC products.

In August 2001, the San Diego Regional Technology Alliance (SDRTA) announced that AVANIR was awarded a CalTIP grant to be used in the development of a topical treatment for genital herpes. We are currently evaluating a new formulation of docosanol designed for application to genital areas. The award of $150,000 from the San Diego Regional Technology Alliance is a state-funded matching funds grant that can be used in conjunction with federally funded grants. We have applied for a $1 million SBIR Phase II grant from the National Institutes of Health to complement the CalTIP award.

Advanced therapies for the treatment of allergies and asthma through IgE regulation. Allergy and asthma are respiratory diseases affecting millions of people worldwide. Prescription treatments and over-the-counter medications for the treatment of both allergy and asthma account for over $6 billion per year in worldwide sales. After several decades of research, scientists have established that allergies and asthma result from the fact that allergic individuals commonly produce abnormally high levels of an antibody known as IgE, the antibody responsible for triggering allergic responses. The end result is an unpleasant to debilitating health condition.

AVANIR scientists have identified a number of small molecules, exemplified by the molecule internally code-named AVP-893, which have been found effective in suppressing the synthesis of IgE and other critical mediators of the allergic response. AVANIR intends to develop a safe, effective, oral formulation capable of significantly inhibiting production of IgE and preventing or reducing the signs and symptoms of allergy and asthma. AVP-893 is one of the most potent of the lead compounds we have tested, and it has proven efficacious in several laboratory and animal models. AVANIR scientists presented the results of the AVP-893 investigation at the 2001 Annual Meeting of the American College of Allergy, Asthma and Immunology (ACAAI) in November in Orlando, Florida. We continue to advance our research on the series of compounds represented by AVP-893 and intend to file an investigational new drug application in mid-2002. Development of this technology and these small molecule drugs is in an advanced pre-clinical stage. No human trials have yet begun.

Allergies and asthma, a severe form of allergy, are caused by agents called allergens. Allergens trigger the initial phase of an asthma or allergy attack, and symptoms such as sneezing, coughing, stuffy noses, itching, chest tightness, wheezing, tingling and shortness of breath soon develop. In allergy-prone people, the presence of invading allergens triggers the immune system to produce an extra amount of the antibody known as IgE. IgE binds to mast cells, found in the mucosal lining of our airways. IgE and the allergen team up to trigger the mast cell to degranulate and release histamine and other chemical mediators that cause the symptoms of hay fever and asthma. In allergy and asthma sufferers, IgE appears to be over-produced. We believe that if IgE overproduction can be decreased, then the allergic response, which can range from mild sneezing to a serious asthmatic attack, can be reduced or prevented.

However, no small molecule drugs are currently available for the treatment of excess IgE levels, either via neutralization or suppression of synthesis or release. AVANIR anticipates that its new small molecule agents could become very important first-line agents for the treatment of allergies and asthma.

MIF inhibitor technology. In August 2001 AVANIR acquired a macrophage migration inhibitory factor (MIF) technology from Ciblex Corporation. The asset acquisition provides AVANIR with various drug development opportunities including the exclusive worldwide rights to develop and commercialize a series of small molecule compounds that target MIF. Modulation of MIF activity may offer a novel therapeutic intervention in rheumatoid arthritis, sepsis, ulcerative colitis, Crohn’s disease, inflammatory neurological diseases, glomerulonephritis and asthma. We believe these diseases still have unmet therapeutic needs even though sales of current drugs for these diseases exceed several billion dollars in the United States. Examples of successful commercialization of injectable drugs that target pro-inflammatory proteins are Enbrel® by Immunex Corporation and Remicade® by Johnson & Johnson, both of which target TNF#. We intend to use the acquired technology to develop an orally bioactive small molecule that targets an earlier stage of the inflammatory pathway. Our research program is at an early stage of development and will take several years of development effort to determine whether or not it will be successful.

Xenerex Biosciences

In mid-2000, AVANIR created a subsidiary, Xenerex Biosciences, to exploit a proprietary platform technology for producing antibodies indistinguishable from antibodies isolated directly from humans. This technology can rapidly generate many unique “antibody products” with potential applications in the diagnosis and treatment of a wide array of human diseases. Xenerex Biosciences intends to use this platform technology to build a human antibody generation service company, as well as a diversified product portfolio, capable of being commercialized through internal product development and corporate collaborations.

Xenerex began providing antibody generation services in mid-2001 for two biotechnology companies that have their own proprietary antigen targets. Xenerex’ technology is able to use the entire human genetic library during the generation effort. The goal is to provide the client with the greatest diversity of antibodies that meet specific desired characteristics so that the optimal antibody product candidate can be selected and moved forward into development.

Xenerex has patent rights to a complementary set of proprietary technologies that enable rapid generation of fully human antibodies of high affinity and specificity to any antigenic disease target or human protein. The technology combines the antigenic stimulation of human lymphoid cells with the grafting of the cells into severe combined immunodeficient (SCID) mice. This technology mimics the in vivo human antibody response as it generates multiple antibodies to an antigenic target with various combinations of affinities and specificities characteristics. This allows for identification and selection of the antibody or antibodies that most closely match the required criteria for further development.

The technology being developed by Xenerex is different from other competitive methods known to generate human antibodies by the fact that the Xenerex technology utilizes human cells, which include T-cells and B-cells, along with other supportive cells, to generate human antibodies following appropriate immunization of the mice. Currently, two embodiments of the technology are used by Xenerex: The hu-PBL-SCID technology uses human peripheral blood lymphocytes for grafting while the hu-SPL-SCID technology uses human cells capable of an immune response, such as human spleen cells or tonsil cells. Each approach has unique advantages that can be exploited in the antibody generation effort.

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

Docosanol 10% cream. As the product launch for docosanol 10% cream (Abreva™ in the United States) progresses, the drug will face intense worldwide competition from the following products:

•	OTC topical preparations, including Blistex®, Carmex® and Viractin®;

•	Zovirax® acyclovir (oral and topical) and Valtrex® valacyclovir (oral) prescription products marketed by Glaxo Wellcome; and

•	Famvir® famciclovir (oral) and Denavir® penciclovir (topical) prescription products marketed by Novartis.

Neurodex. Assuming we are successful in our development program for Neurodex in the treatment of neuropathic pain, it will compete with several drug products in the marketplace today that are prescribed by physicians, including a number of narcotic products, non-narcotic products, and off-label uses of other drugs, such as the anticonvulsant, Neurontin®, marketed by Pfizer Inc.

IgE modulation program. Our preclinical IgE modulation program competes with several research approaches and numerous compounds under development by large pharmaceutical and biotechnology companies. One such example is the anti-IgE therapy using rhuMAB-E25 (Zolair®), a recombinant humanized monoclonal antibody developed in collaboration among Genentech, Tanox and Novartis Pharmaceuticals Corporation. In June 2000 the collaborative team submitted a Biologic License Application (“BLA”) to the FDA for their drug and they are currently developing additional data requested by the FDA as a part of the BLA. Other competitive and successful products already established in the marketplace include non-sedative antihistamine products, such as Shering-Plough’s Claritin® loratadine ($3 billion in annual sales) and Aventis’ Allegra®/Telfast® ($1 billion in annual sales). We cannot assure you that we will be able to develop a safe and effective anti-IgE drug or, if developed, that we can obtain marketing approval from the FDA for the drug on a timely basis, if at all.

Antibody generation services. The human antibody generation services business is highly competitive. Several companies, including Abgenix, Medarex, Inc., and Cambridge Antibody Technology, have been in business longer and have substantially more financial resources and personnel than we have at Xenerex.

We cannot predict what the competitive landscape will be for our proposed products if they are introduced into the marketplace. In addition, we can neither assure you that any of our proposed products and technologies will be superior to our competitors’ current or proposed products or technologies or that our products and technologies will gain widespread acceptance in the marketplace.

Patents and proprietary rights

Patents. AVANIR presently has 38 issued patents (22 U.S. and 16 foreign) and 110 applications pending (six U.S. and 104 foreign). These include six issued U.S. patents and four pending foreign applications, acquired from IriSys Research and Development, as part of AVANIR’s license agreement with respect to dextromethorphan and an enzyme inhibitor. Patents and patent applications owned by the Company are for docosanol in current approved drug applications and other applications in preclinical and clinical stages of development, Hu-PBL-SCID technologies for developing monoclonal antibodies and regulation of IgE in controlling symptoms of allergy and asthma. The Company’s in-licensed patents are for several new uses of dextromethorphan.

Docosanol patents and patent applications. We now have 22 issued patents (11 U.S. and 11 foreign) and 39 applications pending (two U.S. and 37 foreign) relating to the topical and systemic uses of docosanol 10% cream. The expiration dates for these patents range from April 28, 2009, to December 17, 2016. We recently filed an application for patent term extension with the Patent and Trademark Office for extension of the Company’s use patent from April 28, 2009, to April 28, 2014. These patents cover both medical and veterinary uses of the topical and systemic formulations of docosanol 10% cream in the U.S. and Europe. We also have additional foreign patent applications pending that cover other topical and systemic uses of docosanol 10% cream and have been granted rights under selected U.S. and foreign patents and patent applications relating to docosanol 10% cream held by a third party.

Xenerex proprietary antibody generation technologies. We own the rights to seven issued patents (three U.S. and four foreign) related to antibody generation technologies. The expiration dates for these patents range from December 19, 2012, to June 7, 2015. See “Antibody Generation Services and Xenerex Biosciences.”

IgE regulation technology. We have received three issued patents (two U.S. and one foreign). Additionally, we have 65 patent applications pending (three U.S. and 62 foreign) related to IgE technology, which cover various small molecules and related general structures currently under development or being used in preclinical research.

Neurodex. We have in-licensed the worldwide rights to use a drug combination of dextromethorphan and an enzyme inhibitor, which includes six issued patents in the U.S. and four foreign patent applications pending. The expiration dates for these patents range from June 30, 2010, to January 26, 2016.

MIF inhibitor technology. We have one provisional patent application regarding the use of one or more of a series of small molecule compounds that target MIF as a potential novel therapeutic intervention in rheumatoid arthritis, sepsis, ulcerative colitis, Crohn’s disease, inflammatory neurological diseases, glomerulonephritis and asthma.

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

Proprietary rights. In some cases, we may rely on trade secrets and confidentiality agreements to protect our innovations. We can provide no assurance that:

•	our trade secrets will be maintained;

•	secrecy obligations will be honored; or

•	others will not independently develop similar or superior technology.

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

Government regulations

The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the pharmaceutical products that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

•	nonclinical evaluation in vitro and in vivo including extensive toxicology; and

•	nonclinical pharmacological studies to obtain preliminary information on the safety and efficacy of a drug.

The results of these nonclinical studies may be submitted to the FDA as part of an investigational new drug application. The sponsor of an investigational new drug application may commence human testing of the compound only after being notified by the FDA that the agency has activated the investigational new drug application, which usually occurs within 30 days of submission of the application.

The clinical testing program for a drug may involve three phases:

•	Phase 1 investigations are conducted in either healthy people or in people or subjects often having a terminal disease, such as cancer, to determine the maximum tolerated doses and any side effects of the product;

•	Phase 2 studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective doses and schedule of administration, evaluating safety and whether the product demonstrates therapeutic effectiveness against the disease; and

•	Phase 3 studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in a new drug application.

The FDA’s Center for Drug Evaluation and Research or the Center for Biologics Evaluation and Research must approve a new drug application or biologics license application for a drug before the drug may be marketed in the U.S. At the time, if ever, that we begin to market our proposed products for commercial sale in the U.S., any manufacturing operations that may be established in or outside the U.S. will be subject to rigorous regulation, including compliance with current good manufacturing practices. We also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Export Control Act and other present and future laws of general application. In addition, the handling, care and use of laboratory mice, including the hu-PBL-SCID mice and rats, are subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the National Institutes of Health.

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

Human resources

At December 5, 2001, we employed 44 persons, including 32 engaged in research and development activities, clinical and regulatory affairs, and commercial development, and 12 engaged in administrative functions such as human resources, finance, accounting, purchasing and investor relations. Our staff includes 15 employees with doctoral degrees. Of the total employment, nine personnel are engaged in work at Xenerex Biosciences. We believe that our relationship with our employees is good.

Risk factors that might affect future operations

If we experience any delays in obtaining regulatory approval for Abreva™ in Canada or if GlaxoSmithKline experiences problems in manufacturing or reduces promotion of the product, then our royalties from sales of Abreva will be materially and adversely affected.

We have signed an exclusive license agreement with GlaxoSmithKline for manufacturing and sales of Abreva in North America. Abreva is approved for sale only in the United States at this time. We have completed the application for regulatory approval for marketing in Canada and we are currently awaiting a decision. We could experience problems or delays in obtaining regulatory approval in Canada, which has a market size that is about 10% of the size of the U.S. market. Further, our royalty revenues from sales of Abreva next year will be substantially influenced by the level of GlaxoSmithKline’s marketing and promotion of the product. Any problem or delay in manufacturing, or any material reduction in product promotion could affect materially and adversely our business operations and financial condition.

AVANIR and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in the rest of the world or in licensing, marketing and selling the product in foreign countries.

AVANIR and its licensees could face the following risks in our efforts to obtain regulatory approval as an OTC product and to market and sell docosanol 10% cream in foreign countries:

•	Regulatory approval requirements differ by country, and obtaining approvals to market the drug in foreign countries may be difficult to obtain or may require prescription status first before obtaining sufficient experience to warrant approval as an OTC product;

•	building product awareness of a new drug, whether prescription or OTC, among customers or retail store decision makers may require a substantial amount of product promotion, which does not guarantee success;

•	consumers may not perceive that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes;

•	acceptance of docosanol 10% cream in the OTC consumer market may not be widespread; and

•	potential price erosion could occur due to competitive products and responses to our product’s introduction.

Abreva™ faces competition from a number of existing and well-established products and the companies that market their products.

Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of our competitors, including Blistex, Inc., Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with Abreva being marketed by one of the world’s largest consumer healthcare companies, GlaxoSmithKline, not all competitive responses and the impacts of those responses can be foreseen.

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

We face substantial risks of failing to complete the development of our research programs for the treatment of central nervous system disorders, allergy and asthma, and other areas. Our Phase II/III clinical trials of Neurodex for the treatment of emotional lability in ALS and MS patients may experience setbacks or failures for reasons we have not anticipated. Our Phase II clinical trial of Neurodex for the treatment of neuropathic pain may not show proof of concept. Our observations during preclinical research of our lead compound for treating allergy and asthma, while showing effectiveness in several in-vitro and ex-vivo assays and in-vivo allergy models, may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition. The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product.

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Seasonality. Our sequential royalty revenues from sales of Abreva by GlaxoSmithKline in the United States are expected to fluctuate downward in the summer months based on historical industry sales data for cold sores, which indicates some seasonality.

•	Acquisitions/alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

•	Concentration of significant customers, suppliers and industries. Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 91%, 93%, 0%, of our fiscal 2001, 2000, and 1999 net revenues, respectively. Our business could be adversely affected if GlaxoSmithKline or any other significant licensee or customer terminated its business relationship with us or significantly reduced the amount of business it did with us. Additionally, we purchase our raw materials from a sole supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. For example, during 2001, California experienced shortages in adequate supply of electricity, resulting in “rolling blackouts,” where certain areas are not provided with any electricity for periods of up to two hours. The immediate impact was a significant increase in power rates for most users, including us. Additionally, the loss of electrical power or “blackouts” for any significant periods of time could harm either our vendors or our ability to conduct our experiments or to provide antibody research services for others. Further, we could lose valuable progress made to date in experiments currently underway. We have attempted to mitigate the severity of power losses by installing emergency power equipment, which we intend to use for those electrical needs that we consider to be the most critical to operating our business. However, the emergency power unit does not cover all of our electrical needs.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in products and technologies, acquire or inlicense technologies, and, in the future, could acquire entire companies to expand our product development pipeline and sales revenues. Acquisitions and strategic alliances often involve risks, including: difficulty in assimilating the acquired technologies, operations and employees, difficulty in managing research collaborations, difficulty in retaining key employees of an acquired operation, disruption of our ongoing business, inability to successfully integrate the acquired technology and operations into our business and lacking the experience to develop the acquired technology.

Difficulties in acquiring inlicensed technologies that we believe are necessary to fill our product development pipeline may restrict our growth.

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

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 44 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people throughout the year. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have “key person” life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property for docosanol, with 32 U.S. and foreign docosanol patents and 39 additional docosanol-related patent applications pending. We also have patent and patent applications pending on other products and technologies, and have inlicensed the rights to market a potential product that treats multiple central nervous system disorders that has six issued patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

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

If we raise additional capital by issuing additional shares of Class A common stock at a price or a value per share less than the then-current price per share of Class A common stock, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than today’s price, sales of such shares may depress our market price and dilute earnings per share.

The conversion or exercise of currently outstanding stock purchase warrants and stock options, or conversion of redeemable convertible preferred stock currently outstanding will have a dilutive effect on our Class A common stock.

As of December 5, 2001, the Company had outstanding stock options to purchase an aggregate of 5,299,994 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share and warrants to acquire up to 1,264,550 shares of Class A common stock at exercise prices ranging from $0.9144 to $2.715 per share. The Company has other securities that may have a dilutive effect, including 50 shares of Series D redeemable convertible preferred stock, which at recent market prices may be converted into approximately 185,200 shares of Class A common stock at a fixed conversion price of $2.715 per share.

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

We do not intend to declare or pay cash dividends on our Class A or Class B common stock in the foreseeable future. We expect to retain any earnings, if and when achieved, to finance our business.

Item 2. PROPERTIES

We currently lease 27,047 square feet of laboratory and office space at 11388 Sorrento Valley Road, Suite 200, San Diego, California for an average base rent of approximately $753,000 per year over the lease commitment period. The current lease expires on August 31, 2008. See Note 6, “Commitments,” to our financial statements annexed to this report.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock trades under the symbol “AVN” on The American Stock Exchange (the “AMEX), which has been the primary exchange for trading shares of our common stock since April 6, 2000. For approximately a seven-month period (from September 20, 1999 to April 5, 2000) our common stock traded on the over-the-counter (“OTC”) bulletin board under the symbol “AVNR.” Prior to that, our common stock traded on The Nasdaq Stock Market (“Nasdaq”) for approximately nine years. Our stock symbol on the Nasdaq was initially “LDAKA,” until our shareholders approved a change in the Company’s name from LIDAK Pharmaceuticals to AVANIR Pharmaceuticals on November 20, 1998, which resulted in the Nasdaq changing our stock symbol to “AVNR” on November 30, 1998. The prices set forth below for the periods during which our stock traded on the OTC market represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

	Class A Common Stock

	High	Low

Fiscal 2000
First Quarter	$2.88	$0.25
Second Quarter	$4.19	$1.75
Third Quarter	$4.00	$1.81
Fourth Quarter	$9.00	$2.25

Fiscal 2001
First Quarter	$9.50	$3.00
Second Quarter	$6.50	$3.75
Third Quarter	$6.30	$3.03
Fourth Quarter	$6.25	$2.50

On December 12, 2001, the closing sales price of Class A Common Stock was $3.55 per share.

As of December 12, 2001, we had 1,305 holders of record and approximately 23,750 beneficial owners of our Class A Common Stock. We have not paid any dividends on our Class A or Class B common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below at September 30, 2001 and 2000, and for the years ended September 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and the independent auditors’ report thereon, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 1999, 1998 and 1997, and for the fiscal years ended September 30, 1998 and 1997, are derived from audited financial statements that are contained in our previous SEC reports.

Summary Financial Information

	Fiscal Years Ended September 30,

	2001	2000	1999	1998	1997

Statement of operations data:
Revenues	$13,828,741	$10,687,026	$146,787	$590,728	$1,547,554
Net income (loss)	233,122	(582,283)	(8,554,036)	(8,210,548)	(11,109,242)
Net income (loss) attributable to common shareholders	189,888	(801,806)	(8,583,182)	(8,210,548)	(11,109,242)
Basic net income (loss) per share	$0.00	$(0.02)	$(0.21)	$(0.21)	$(0.30)
Diluted net income (loss) per share	$0.00	$(0.02)	$(0.21)	$(0.21)	$(0.30)
Weighted average number of shares of common stock outstanding
Basic	57,475,748	51,784,214	41,704,265	39,519,609	36,779,774
Diluted	63,980,738	51,784,214	41,704,265	39,519,609	36,779,774

	September 30,

	2001	2000	1999	1998	1997

Balance sheet data:
Cash and cash equivalents	$16,542,545	$19,699,768	$122,674	$6,508,341	$14,428,834
Investments	5,308,691	1,568,474	—	—	—

Total cash, cash equivalents and investments	21,851,236	21,268,242	122,674	6,508,341	14,428,834
Working capital	16,415,699	19,162,545	(956,190)	4,819,830	11,336,627
Total assets	27,053,953	23,519,237	1,765,215	7,653,800	15,727,495
Convertible notes payable	—	—	—	1,000,000	2,415,461
Total liabilities	2,592,490	1,922,929	1,701,019	2,064,485	3,433,569
Convertible preferred stock	502,903	465,920	—	—	—
Shareholders’ equity	23,958,560	21,130,388	64,196	5,589,315	12,293,926

	Fiscal Quarters Ended

	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001

Quarterly statement of operations For fiscal year 2001:
Revenues	$5,401,102	$1,612,333	$798,714	$6,016,592
Net income (loss)	3,103,104	(2,685,331)	(1,992,359)	1,807,708
Net income (loss) attributable to common shareholders	3,092,144	(2,695,954)	(2,003,151)	1,796,849
Basic net income (loss) per share	$0.05	$(0.05)	$(0.03)	$0.03
Diluted net income (loss) per share	$0.05	$(0.05)	$(0.03)	$0.03
Weighted average number of shares of common stock outstanding
Basic	57,216,732	57,346,992	57,542,291	57,794,901
Diluted	65,516,875	57,346,992	57,542,291	62,017,795

	Fiscal Quarters Ended

	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000

Quarterly statement of operations For fiscal year 2000:
Revenues	$8,037	$1,042,978	$162,631	$9,473,380
Net income (loss)	(1,837,127)	(4,674,746)	(1,449,937)	7,379,527
Net income (loss) attributable to common shareholders	(1,837,127)	(4,679,332)	(1,600,964)	7,315,617
Basic net income (loss) per share	$(0.04)	$(0.09)	$(0.03)	$0.13
Diluted net income (loss) per share	$(0.04)	$(0.09)	$(0.03)	$0.11
Weighted average number of shares of common stock outstanding
Basic	45,683,119	50,438,776	55,181,700	55,855,567
Diluted	45,683,119	50,438,776	55,181,700	64,205,372

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AVANIR Pharmaceuticals, based in San Diego, is a pharmaceutical development company with an FDA-approved drug currently on the market. AVANIR is engaged in research, development, commercialization, licensing and sales of innovative drug products and antibody generation services. Founded in 1988, AVANIR’s first ten years were focused primarily on developing Abreva™ (docosanol 10% cream), a topical treatment for cold sores. Since then, AVANIR has developed a pipeline of products in both clinical and pre-clinical stages of development. Two products in clinical development are focused on treatments for emotional lability in patients with Lou Gehrig’s disease and for neuropathic pain. The Company’s pre-clinical research programs are focused on large therapeutic areas, including novel treatments for allergy and asthma, inflammation, and cholesterol reduction.

In July 2000, the FDA formally approved our new drug application for Abreva as an over-the-counter (OTC) product. In October 2000, SmithKline Beecham (now GlaxoSmithKline) began manufacturing and distributing Abreva in the United States under an exclusive license agreement for the North American market. By March 2001, Abreva became the number one selling cold sore medication in the OTC market place and by September 2001 was ranked number five among the top selling new consumer healthcare products launched in the last year.

Also in mid-2000, AVANIR formed a subsidiary, Xenerex Biosciences, for the purposes of focusing on antibody generating services for other pharmaceutical companies and to develop antibodies for our own disease targets. In a little over a year since starting its operations in a newly designed facility in September 2000, Xenerex has entered into research collaboration agreements with two biotechnology companies for the purposes of developing antibodies to cancer targets provided by both companies. Xenerex has made substantial progress in commercializing its proprietary antibody technology while working with its existing customers and intends to expand its marketing and sales of services to more companies in fiscal year 2002.

Sources of revenues

Since obtaining approval by the FDA of Abreva in July 2000, AVANIR has been able to earn revenues from milestone payments and royalties from sales of Abreva by GlaxoSmithKline. These revenues, almost solely coming from GlaxoSmithKline during that period, have been an important source of funds for advancing our other programs in the development pipeline. We expect to continue to receive royalties from Abreva sales in the United States and Canada for at least the next eight years. We also have license agreements for docosanol 10% cream in place in Korea and Israel and three letters of intent to license the product in Southern Europe, China, and in certain countries in the Middle East. Revenues from licensing the product in other countries are subject to completion of milestones, are nonrecurring in nature, and depend substantially on our progress in obtaining regulatory approvals for the product in these and other countries.

Revenues earned from antibody generation services provided by our subsidiary, Xenerex Biosciences, under research collaborations have been insignificant to date because of the early stage of development under existing collaborations and the revenue recognition process will not be complete until certain milestones defined in the agreements have been achieved. Xenerex is working on development of antibodies to six cancer target antigens specified by two research collaborations. We also intend to develop additional research collaborations for several of our other drug development programs, provided they reach a stage that is attractive for partnering and can advance our development efforts.

Nature of operating expenses

AVANIR’s operating expenses are influenced substantially by the amount of spending devoted to our clinical development programs and drug discovery research. During the past two years, we have substantially expanded our drug development pipeline, which requires that we allocate significant amounts of our operating costs to research and development expense. Our spending on new business development and on general and administrative support staff tends to follow trends in our spending for research, but to a lesser extent. Other components of our operating costs include maintenance and operation of our laboratory and office facilities, depreciation, professional and consulting fees related to clinical trials and regulatory compliance, insurance, and investor relations. We expect to incur increasing annual operating expenses for the foreseeable future, in light of our expanded product development pipeline. Our business is exposed to significant risks, as discussed in the section entitled “Risk factors that might affect future operations,” which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our financial condition and results of operations.

Effects of inflation

We believe the impact of inflation and changing prices on net sales revenues and on net income from continuing operations has been immaterial during the past three years. Prices for electricity increased in early fiscal 2001, however, our operations do not consume a substantial amount of electricity other than for providing lighting and air conditioning for our offices and laboratories.

RESULTS OF OPERATIONS

Comparison of fiscal years 2001 and 2000

Net income (loss) in 2001 vs. 2000

The net income attributable to common shareholders for fiscal 2001 was $190,000 or slightly better than breakeven on a per share basis, compared with a net loss of $802,000, or $0.02 per share, for fiscal 2000. This represents an improvement of $1 million or $0.02 per share in fiscal 2001 over the net loss in fiscal 2000. Increased revenues from milestone payments and royalties on sales of Abreva contributed to earning a profit in fiscal 2001 compared with a loss in fiscal 2000, as further discussed below.

Revenues — 2001 vs. 2000

Revenues in fiscal 2001 increased to $13.8 million, compared to $10.7 million in fiscal 2000. The $3.1 million increase in revenues for fiscal 2001 resulted primarily from the launch of our cold sore product, Abreva, in the United States by our licensee, GlaxoSmithKline, in October 2000. AVANIR earned $10 million in milestone payments and $2.5 million in royalty revenues on sales of Abreva in fiscal 2001, compared to $10 million in milestone payments under the license agreement in the prior year. Other revenues in fiscal 2001 included $1.1 million in interest income, $73,000 in federal grant revenues, and $70,000 in contract and license fees from other areas. Other revenues in fiscal 2000 included $225,000 in sales of the active ingredient, docosanol, and $434,000 in interest income.

Expenses — 2001 vs. 2000

Operating expenses. Our total operating expenses increased to $13.6 million in fiscal 2001, compared to $11.3 million in fiscal 2000. Operating expenses in fiscal 2001 were higher than fiscal 2000 by $6.4 million excluding litigation settlement charges of $4.1 million in fiscal 2000. The net increase in operating expenses during fiscal 2001 is described in the following paragraphs.

Purchased in-process research and development expense. In fiscal 2001, we charged $917,100 to in-process research and development expense, which represents the cost of in-process technologies obtained in our acquisition of certain technology and know-how from the Ciblex Corporation that could assist us in discovering a drug capable of regulating macrophage migration inhibitory factor, a protein thought to play a central role in the early stages of development of several inflammatory diseases (MIF inhibitor technology) (See Note 2 to the Financial Statements, “Purchased in-process research and development.”)

Research and development (R&D) expenses. Our R&D expenses amounted to $7.2 million in fiscal 2001, compared to $2.4 million for fiscal year 2000. In fiscal 2001, we spent $2.3 million or 32% of total R&D expenditures on a Phase II/III clinical trial of Neurodex in the potential treatment of emotional lability in ALS patients. We also spent $1.4 million or 19% of total R&D expenditures on pre-clinical research focused on a novel treatment for allergy and asthma, including development and scaled-up manufacture of a lead compound. Within Xenerex, we spent $1.3 million or 18% of total R&D expenditures on development of antibody generation technology. The balance of R&D spending was primarily related to other pre-clinical programs addressing inflammation and cholesterol reduction and operation of our laboratory facilities. In fiscal 2000, R&D expense was primarily related to drug discovery efforts in seeking out a lead compound intended for the treatment of allergy and asthma and for Phase II clinical trials of Neurodex as an intended treatment for emotional lability in ALS and other neurodegenerative diseases.

General and administrative expenses. Our general and administrative expenses increased to $3.5 million in fiscal 2001 from $3.3 million during fiscal 2000. These increased expenses primarily relate to:

•	increased staff size and higher administrative support costs for most of fiscal 2001 as the Company increased its level of operating activity in drug discovery, clinical development, and business development following approval of Abreva by the FDA; partially offset by

•	lower legal expenses related to defense of claims against the Company.

Sales and marketing expenses. Sales and marketing expenses increased to $1.2 million in fiscal 2001 from $692,000 during fiscal 2000. In fiscal 2001, business development activity, including travel, legal and overall staff costs increased substantially as we pursued international licensing of docosanol 10% cream. In fiscal 2000, we maintained a lower level of marketing and sales staff while awaiting the FDA’s approval of Abreva for marketing in the United States.

Interest expense. Interest expense decreased to $6,500 in fiscal 2001 compared to $516,000 in fiscal 2000. The high level of interest expense in fiscal 2000 related to the amortization of debt issue costs and interest expense incurred on an aggregate of $1.5 million in redeemable convertible debt, portions of which were outstanding for 66 and 71 days in fiscal 2000.

Comparison of fiscal years 2000 and 1999

Net loss — 2000 vs. 1999

The net loss attributable to common shareholders for fiscal 2000 was $802,000 or $0.02 per share, compared with a net loss of $8.6 million, or $0.21 per share, for fiscal 1999. The lower net loss in fiscal 2000 resulted primarily from receipt of $10 million in milestone payments for Abreva, and lower sales and marketing expenses, partially offset by $4.1 million in total charges for litigation settlements completed during the year. Excluding the litigation settlement charges in fiscal 2000, net earnings attributable to common shareholders would have been $3.3 million in fiscal 2000. These and other factors contributing to the lower net loss in fiscal 2000 compared with fiscal 1999 are discussed below.

Revenues — 2000 vs. 1999

Revenues increased to $10.7 million in fiscal 2000 from $147,000 in fiscal 1999. This increase in revenues resulted from earning $10 million upon achieving several significant milestones under the Company’s license agreement with GlaxoSmithKline (formerly SmithKline Beecham), $225,000 in sales of the active ingredient, docosanol, and higher levels of interest income from larger cash balances available for investment during fiscal 2000.

Expenses — 2000 vs. 1999

Operating expenses. Total operating expenses decreased to $7.2 million in fiscal 2000, excluding litigation settlement charges of $4.1 million, compared to $8.7 million in operating expenses in fiscal 1999. The net decrease in operating expenses during fiscal 2000 is described in the following paragraphs.

Research and development expenses. Our R&D expenses during fiscal 2000 were $2.4 million, compared to $3.3 million for fiscal year 1999. Research and development expenses in fiscal 2000 related primarily to drug discovery efforts in seeking out a lead compound intended for the treatment of allergy and asthma. In the prior fiscal year, higher levels of R&D expense were being incurred for allergy and asthma technology and for Phase II clinical trials of Neurodex (formerly code-named AVP-923) as a potential treatment for central nervous system disorders.

General and administrative expenses. Our general and administrative expenses during fiscal 2000 decreased to $3.3 million from $3.8 million during fiscal 1999. These decreased expenses primarily relate to:

•	lower staff levels for most of fiscal 2000 while we worked with the FDA on obtaining approval of our new drug application for Abreva;

•	lower legal expenses related to defense of claims against the Company; and

•	lower proxy and shareholder solicitation costs of meetings held in fiscal 2000 compared with the prior year.

Sales and marketing expenses. Sales and marketing expenses decreased to $692,000 during fiscal 2000 from $1.6 million during fiscal year 1999. In fiscal 2000, we maintained a lower level of marketing and sales staff, pending the FDA’s approval of our new drug application for Abreva. Also during fiscal 2000, we licensed the rights to market and sell Abreva in North America to GlaxoSmithKline, which took over responsibility for marketing, sales and promotion of the product, thus eliminating any need for a sales and marketing staff to market Abreva in North America.

Interest expense. Interest expense increased to $516,000 in fiscal 2000 compared to $8,000 in fiscal 1999. The increase in interest expense in fiscal 2000 related to the amortization of debt issue costs and interest expense incurred on an aggregate of $1.5 million in redeemable convertible debt, portions of which were outstanding for 66 and 71 days in fiscal 2000.

Litigation settlement. During fiscal 2000, we recorded litigation settlement expenses of $4.1 million in connection with settlements of litigation with the former chief executive officer and director of the Company, and two other related parties. There were no litigation settlement costs incurred during fiscal year 1999.

Liquidity and capital resources

At September 30, 2001, we had cash and cash equivalents of $16.5 million and a net working capital balance of $16.4 million. At September 30, 2000, we had cash and cash equivalents of $19.7 million and a net working capital balance of $19.2 million. The $3.2 million decrease in cash and cash equivalents is primarily the result of $5.2 million in cash used for investing activities, partially offset by $634,000 in cash provided by operating activities and $1.4 million in cash provided by financing activities. The $2.8 million decrease in net working capital is also primarily the result of $5.2 million in cash used for investing activities, which includes a $4.2 million net increase in investments with maturities of longer than one year. See also “Results of Operations” for a further discussion of operating activities during fiscal 2001.

		Increase
		(decrease) from
	2001	2000	2000

Cash and cash equivalents	$16,542,545	($3,157,223)	$19,699,768
Net working capital	16,415,699	(2,763,046)	19,162,545
Net cash provided by operating activities	634,451	(4,740,399)	5,374,850
Net cash used in investing activities	(5,240,378)	(2,603,070)	(2,637,308)
Net cash provided by financing activities	1,448,704	(15,390,848)	16,839,552

Net increase (decrease) in cash and cash equivalents	(3,157,223)		19,577,094

Operating activities. Net cash provided by operating activities amounted to $634,000 in fiscal 2001, compared to $5.4 million in net cash provided by operating activities in fiscal 2000. The net cash provided by operating activities in fiscal 2000 included the effects of litigation settlements of $4.1 million that were paid for in common stock.

Investing activities. Net cash used for investing activities totaled $5.2 million in fiscal 2001, including capital expenditures of $1 million and patent costs of $538,000. Net cash used for investing activities in fiscal 2000 totaled $2.6 million, including capital expenditures of $951,000 and patent costs of $118,000.

Financing activities. During fiscal 2001, we received $1.6 million from financing activities, repaid $195,000 in outstanding debt and paid $6,000 in dividends on preferred stock, yielding $1.4 million in net cash provided by financing activities. The amount received from financing activities in fiscal 2001 represents funds received from exercises of stock options and stock purchase warrants. During fiscal 2000, we received $18.6 million from financing activities and repaid $1.7 million in outstanding debt. The amount received from financing activities in fiscal 2000 included sales of common stock relating to a $6 million private placement and exercises of stock options and stock purchase warrants amounting to $10.5 million. AVANIR issued redeemable convertible debentures to obtain interim financing in the amount of $1.5 million in November 1999 and repaid the debentures in January 2000. Also, on February 19, 2000, we issued and sold $1 million in Series D redeemable convertible preferred stock and Class J Warrants to certain investors. The balance of financing was related to annual financing of insurance premiums and other financed purchase transactions in the ordinary course of business.

We believe that AVANIR’s revenues, as well as cash flows from operations, for fiscal 2002 will substantially depend upon royalties from sales of Abreva by GlaxoSmithKline in North America, progress that we make in international regulatory filings in Canada, Europe, Korea and Israel and in establishing license agreements for docosanol 10% cream, including reaching milestones under those agreements. Cash flow from operations in fiscal 2002 will also depend in part on Xenerex’s progress in negotiating additional research collaboration agreements and in successfully reaching milestones in its process of providing antibody generation services.

Recent Accounting Pronouncements

Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”), as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this new standard did not have a material impact on the Company’s financial statements.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB 101, as amended, summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. We adopted SAB 101 in the fourth quarter of the fiscal year ended September 30, 2001. The adoption of SAB 101 did not have a material impact on the Company’s earnings.

In July 2001, the Financial Accounting Standards Board (“FASB”) approved three statements, SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 143, “Accounting for Asset Retirement Obligations.”

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have a material impact on the Company’s financial statements.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required beginning October 1, 2002. We do not believe the adoption of SFAS 142 will have a significant impact on the Company’s financial statements.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Application of SFAS 143 became effective for AVANIR on October 1, 2001. We do not believe that its adoption will have a significant impact on the Company’s financial statements.

In August 2001 the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived Assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective October 1, 2001. The effect of SFAS 144 on the Company’s financial statements has not yet been determined.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Because substantially all our revenue, expense, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposures as the needs and risks should arise.

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 2.8 years as of September 30, 2001 (nine-tenths of a year as of September 30, 2000). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The information relating to our directors that are required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection our Annual Meeting of Shareholders to be held on March 14, 2002.

Executive officers of the Registrant

The names of our executive officers and their ages as of December 21, 2001 are set forth below. The Board of Directors annually elects the executive officers of the Registrant.

Name	Age	Position

Gerald J. Yakatan, Ph.D.	59	President and Chief Executive Officer

Gregory P. Hanson	55	Vice President, Finance; Chief Financial Officer and Secretary

J. David Hansen	50	Vice President, Commercial Development

James E. Berg	50	Vice President, Clinical and Regulatory Affairs

Gerald J. Yakatan, Ph.D. Dr. Yakatan has served as president and chief executive officer since March 1998. Dr. Yakatan also is a director and serves as chairman of the board and chief executive officer of AVANIR’s subsidiary, Xenerex Biosciences. In addition, Dr. Yakatan serves or has served in the following positions: from July 1995 to February 1998 has served on a half-time basis as vice president of Drug Development at the Company; from 1996 to present, Chairman of IriSys Research & Development, LLC, a company he founded in 1996 specializing in contract drug formulation development services; from 1990 until 1995, president and chief executive officer of San Diego-based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. Earlier in his career, Dr. Yakatan held various positions over a seven-year span at Warner-Lambert Co., including vice president of Product Development for the Pharmaceutical Research Division; and for approximately eight years he was a faculty member of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmacokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

Gregory P. Hanson. Mr. Hanson has served as vice president, Finance and chief financial officer (CFO) and Corporate Secretary since July 1998. Mr. Hanson also serves as CFO and corporate secretary for the company’s subsidiary, Xenerex Biosciences. From September 1995 to July 1998, he was the chief financial officer of XXsys Technologies Inc., a composite materials technology company; and from May 1993 to September 1995, he held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems. Earlier in his career, Mr. Hanson held various management positions at Ford Motor Company over a 14-year span and at Solar Turbines Incorporated, a subsidiary of Caterpillar Inc., over a three-year span. Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree with honors from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

J. David Hansen. Mr. Hansen is a vice president of the Company. Mr. Hansen is also the president and chief operating officer of the Company’s subsidiary, Xenerex Biosciences. In addition, Mr. Hansen has served in the following positions: from December 1989 to September 1998, various management positions at Dura Pharmaceuticals, San Diego, California, including Senior Director, Strategic Sales Systems; National Sales Director, Director of Business Development and Director of Marketing. Earlier in his career, he held various management positions at Immunetech Pharmaceuticals, San Diego, California; Schering/Key Pharmaceuticals, Kennilworth, New Jersey; and E.R. Squibb & Sons, Princeton, New York. Mr. Hansen graduated with honors from the University of Oregon, with a B.S. degree in Chemistry in June 1974.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Transactions” contained in our definitive proxy statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedule

(1)	Index to financial statements appears on page F-1.

(b)	Current Reports on Form 8-K

None

(c)	Exhibits

3.1	Restated Articles of Incorporation of the Registrant, dated April 4, 1994 (1)

3.2	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated November 20, 1998

3.3	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated February 19, 1999

3.4	Amended and Restated Bylaws of the Registrant

4.1	Forms of Class A and Class B Common Stock Certificates (3)

4.2	Form of Class G Stock Purchase Warrant issued in connection with Convertible Note, dated February 26, 1997 (4)

4.3	Form of Class H Stock Purchase Warrant, issued in connection with Convertible Note dated February 26, 1997 (4)

4.4	Registration Rights Agreement, dated February 26, 1997, with RGC International Investors, LDC (4)

4.5	Registration Rights Agreement with Promethean Investment Group, LLC (5)

4.6	Class A Common Stock Investment Agreement with Promethean Investment Group, LLC (5)

4.7	Certificate of Determination with respect to Series C Junior Participating Preferred Stock of the Registrant (6)

4.8	Rights Agreement, dated as of March 5, 1999, with American Stock Transfer & Trust Company (6)

4.9	Form of Rights Certificate with respect to the Rights Agreement, dated as of March 5, 1999 (6)

4.10	Certificate of Determination, dated March 26, 1999, with respect to Series D redeemable convertible preferred stock of the Registrant (7)

4.11	Form of Series D Convertible Preferred Stock Certificate (7)

4.12	Form of Class J Stock Purchase Warrant issued in connection with Series D redeemable convertible preferred stock (7)

4.13	Securities Purchase Agreement for Series D Convertible Preferred Stock (7)

4.14	Registration Rights Agreement for Series D Convertible Preferred Stock (7)

4.15	Amendment to the Class A Common Stock Investment Agreement with Promethean Investment Group, LLC (8)

4.16	Class K Stock Purchase Warrant, dated as of April 1, 1999, issued to Redington, Inc. (9)

4.17	Amendment No. 1 to Registration Rights Agreement, dated as of November 23, 1999, with AMRO International, S.A and The Endeavour Capital Fund, S.A. (10)

4.18	Amendment No. 1 to Rights Agreement, dated November 30, 1999, with American Stock Transfer & Trust Company (10)

4.19	Registration Rights Agreement, dated January 25, 2000, by and among (i) AVANIR Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group Ltd (12)

4.20	Form of Class N Stock Purchase Warrant, issued in connection with Common Stock Purchase Agreement dated January 25, 2000 (12)

10.1	Form of Employment Agreement, dated as of February 1999, with certain executive officers and key employees of the Registrant (2)

10.2	Amended and Restated 1998 Stock Option Plan

10.3	1989 Stock Option Plan (3)

10.4	Amended and Restated 1994 Stock Option Plan

10.5	Employment Agreement with Gerald J. Yakatan, dated November 29, 2001

10.6	Form of Retention Agreement with certain Executive Officers of the Registrant (11)

10.7	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant (11)

10.8	Common stock Purchase Agreement, dated January 25, 2000, by and among (i) AVANIR Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group Ltd (12)

10.9	License Agreement, dated March 31, 2000, by and between AVANIR Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation (13)

10.10	Standard Industrial Net Lease by and between AVANIR Pharmaceuticals and BC Sorrento, LLC, effective September 1, 2000 (14)

10.11	License Agreement, dated August 1, 2000, by and between AVANIR Pharmaceuticals (“Licensee”) and Irisys Research and Development, LLC, a California limited liability company (14)

10.12	Amended and Restated 2000 Stock Option Plan (15)

21.1	List of Subsidiaries

23.1	Independent Auditors’ Consent

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed March 10, 1997.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed January 25, 1999.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed March 11, 1999.

(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 1, 1999, at 16:31.

(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 1, 1999, at 16:37.

(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 20, 1999.

(10)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed December 3, 1999.

(11)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(12)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed February 4, 2000.

(13)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed May 4, 2000.

(14)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2000.

(15)	Incorporated by reference from the Registrant’s definitive proxy statement to be filed on or before January 29, 2002, for the 2002 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21,2001	AVANIR PHARMACEUTICALS

	By:	/s/ Gerald J. Yakatan, Ph.D.

Gerald J. Yakatan, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gerald J. Yakatan, Ph.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	December 21, 2001

/s/ Gregory P. Hanson Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2001

/s/ James B. Glavin James B. Glavin	Chairman of the Board	December 21, 2001

/s/ Dennis J. Carlo, Ph.D. Dennis J. Carlo, Ph.D.	Director	December 21, 2001

/s/ Michael W. George Michael W. George	Director	December 21, 2001

/s/ Susan Golding Susan Golding	Director	December 21, 2001

/s/ Edward L. Hennessy, Jr. Edward L. Hennessy, Jr.	Director	December 21, 2001

/s/ Charles A. Mathews Charles A. Mathews	Director	December 21, 2001

/s/ Kenneth E. Olson Kenneth E. Olson	Director	December 21, 2001

/s/ Harold F. Oberkfell Harold F. Oberkfell	Director	December 21, 2001

Exhibits

3.2	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated November 20, 1998

3.3	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated February 19, 1999

3.4	Amended and Restated Bylaws of the Registrant

10.2	Amended and Restated 1998 Stock Option Plan

10.4	Amended and Restated 1994 Stock Option Plan

10.5	Employment Agreement with Gerald J. Yakatan, dated November 29, 2001

21.1	List of Subsidiaries

23.1	Independent Auditors’ Consent

AVANIR Pharmaceuticals

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
AVANIR Pharmaceuticals:

We have audited the accompanying consolidated balance sheets of AVANIR Pharmaceuticals as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVANIR Pharmaceuticals at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
December 10, 2001

AVANIR Pharmaceuticals

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$16,542,545	$19,699,768
Restricted investment	388,122	388,122
Short-term investments	23,179	480,352
Receivables, net	898,676	95,429
Inventory	222,585	9,804
Prepaid	581,298	411,999

Total current assets	18,656,405	21,085,474
Property and equipment, net	2,217,094	1,050,703
Intangible costs, net	1,174,928	614,816
Investments	4,897,390	700,000
Other assets	108,136	68,244

TOTAL ASSETS	$27,053,953	$23,519,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$734,701	$965,636
Accrued expenses and other liabilities	858,991	537,027
Accrued compensation and payroll taxes	355,526	248,599
Loan payable	186,122	171,667
Current portion of capital lease obligation	105,366	—

Total current liabilities	2,240,706	1,922,929
Capital lease obligation, net of current portion	351,784	—

Total liabilities	2,592,490	1,922,929
COMMITMENTS (Note 6)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D – no par value, 500 shares authorized; 50 shares issued and outstanding	502,903	465,920
SHAREHOLDERS’ EQUITY
Preferred stock – no par value, 9,999,500 shares authorized:
Series C Junior Participating – 1,000,000 shares authorized, no shares issued or outstanding Common stock – no par value:
Class A – 99,288,000 shares authorized; 57,976,381 and 56,974,828 issued and outstanding	86,626,355	84,695,590
Class B – 712,000 shares authorized; 36,500 and 65,000 shares issued and outstanding (convertible into Class A common stock)	19,895	34,145
Receivable for Class A common stock	—	(649,431)
Accumulated deficit	(62,735,080)	(62,949,916)
Accumulated other comprehensive income	47,390	—

Total shareholders’ equity	23,958,560	21,130,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,053,953	$23,519,237

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2001	2000	1999

REVENUES:
Contract and license revenues	$10,070,350	$10,000,000	—
Grant revenue	72,535	27,465	—
Royalties	2,535,717	—	—
Other sales	2,700	225,353	—
Interest	1,147,439	434,208	$146,787

Total revenues	13,828,741	10,687,026	146,787

COSTS AND EXPENSES:
Cost of sales	—	261,603	—
Product launch expenses	728,148	—	—
Purchased in-process research and development	917,097	—	—
Research and development	7,227,488	2,373,951	3,254,751
Sales and marketing	1,234,604	691,975	1,596,309
General and administrative	3,481,735	3,327,988	3,842,008
Litigation settlements	—	4,097,504	—
Interest	6,547	516,288	7,755

Total expenses	13,595,619	11,269,309	8,700,823

NET INCOME (LOSS)	$233,122	$(582,283)	$(8,554,036)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss)	$233,122	$(582,283)	$(8,554,036)
Dividends on redeemable convertible preferred stock	(24,948)	(21,914)	(29,146)
Beneficial conversion feature of preferred stock	—	(140,000)	—
Accretion of discount related to redeemable convertible preferred stock	(18,286)	(57,609)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$189,888	$(801,806)	$(8,583,182)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.00	$(0.02)	$(0.21)

DILUTED	$0.00	$(0.02)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	57,475,748	51,784,214	41,704,265

DILUTED	63,980,738	51,784,214	41,704,265

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY

	Common Stock

	Class A		Class B		Receivables		Accumulated Other	Total
					For Common	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Stock	Deficit	Income	Equity

BALANCE, OCTOBER 1, 1998	39,814,017	$59,179,721	49,000	$25,582		$(53,615,988)		$5,589,315
Net loss						(8,554,036)		(8,554,036)
Issuance of Class A common stock in connection with:
Exercises of stock options	36,062	47,518	391,000	12,688				60,206
Conversion of convertible note (including interest of $17,620 and net of issue costs of $37,577)	1,091,213	980,049						980,049
Conversion of Series D redeemable convertible preferred stock	4,075,771	1,795,224						1,795,224
Dividends on preferred stock		(29,146)						(29,146)
Compensation expense related to valuation of stock options and warrants granted to non-employees for services rendered		222,584						222,584

BALANCE, SEPTEMBER 30, 1999	45,017,063	$62,195,950	440,000	$38,270		$(62,170,024)		$64,196
Net loss						(582,283)		(582,283)
Issuance of Class A common stock in connection with:
Private placement, net of issue costs of $527,049	2,698,791	5,472,951						5,472,951
Exercise of warrants	5,961,819	7,900,072						7,900,072
Exercise of stock options	1,498,355	3,282,983						3,282,983
Litigation settlements	1,135,000	4,097,504						4,097,504
Conversions from Class B common stock	375,000	4,125	(375,000)	(4,125)				—
Receivable for Class A common stock					(649,431)			(649,431)
Conversion of Series D redeemable convertible preferred stock (including dividends of $7,603)	288,800	507,603						507,603
Dividends on preferred stock		(21,914)						(21,914)

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY (Continued)

	Common Stock

	Class A		Class B		Receivables		Accumulated Other	Total
					For Common	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Stock	Deficit	Income	Equity

Valuations of:
Beneficial conversion feature of redeemable convertible debentures		$166,667						$166,667
Warrants issued in connection with redeemable convertible debentures		81,308						81,308
Beneficial conversion feature of Series D redeemable convertible preferred stock		140,000				$(140,000)		—
Warrants issued in connection with Series D redeemable convertible preferred stock		106,000						106,000
Accretion of discount related to Series D redeemable convertible preferred stock						(57,609)		(57,609)
Compensation expense related to valuation of stock options and warrants granted to non-employees for services rendered		762,341						762,341

BALANCE, SEPTEMBER 30, 2000	56,974,828	$84,695,590	65,000	$34,145	$(649,431)	$(62,949,916)		$21,130,388
Net income						233,122		233,122
Issuance of Class A common stock in connection with:
Exercises of warrants	254,716	304,697						304,697
Exercises of stock options, net of taxes	558,142	653,399						653,399
Acquisition of MIF technology	170,353	867,097						867,097
Acquisition of minority interests in Xenerex	25,000	97,250						97,250
Conversions from Class B common stock	28,500	14,250	(28,500)	(14,250)				—
Retired shares	(35,158)	(129,031)						(129,031)
Receivable for Class A common stock					649,431			649,431
Dividends on preferred stock		(24,948)						(24,948)
Accretion of discount related to Series D redeemable convertible preferred stock						(18,286)		(18,286)

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY (Continued)

	Common Stock

	Class A		Class B		Receivables		Accumulated Other	Total
					For Common	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Stock	Deficit	Income	Equity

Net compensation expense related to valuation of stock options and warrants granted to non-employees for services rendered		$148,051						$148,051
Comprehensive Income:
Other comprehensive Income:
Unrealized gains on securities							$47,390	47,390

Total comprehensive income								280,512

BALANCE, SEPTEMBER 30, 2001	57,976,381	$86,626,355	36,500	$19,895	—	$(62,735,080)	$47,390	$23,958,560

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,

	2001	2000	1999

OPERATING ACTIVITIES:
Net income (loss)	$233,122	$(582,283)	$(8,554,036)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	373,290	145,430	139,469
Non-cash interest expense	—	402,990	17,620
Compensation paid with common stock and stock options	148,052	762,341	222,584
Litigation settlements paid with common stock	—	4,097,504	—
Purchased in-process R&D paid with common stock	867,097	—	—
Loss on sales of assets	3,187	5,553	—
Patents abandoned	—	89,433	—
Changes in assets and liabilities:
Accounts receivable	(803,247)	(18,930)	17,264
Inventory	(212,781)	213,998	(111,901)
Prepaid and other	(209,191)	(75,105)	(204,444)
Deferred costs	—	100,000	(100,000)
Accounts payable	(230,935)	(207,432)	644,597
Accrued expenses and other liabilities	358,934	315,820	79,289
Accrued compensation and payroll taxes	106,923	125,531	(87,352)

Net cash provided by (used for) operating activities	634,451	5,374,850	(7,936,910)
INVESTING ACTIVITIES:
Investments in securities	(4,450,000)	(1,568,474)	—
Proceeds from sales and maturities of investments	757,173	—	—
Patent costs	(538,202)	(118,276)	(194,363)
Capital expenditures	(1,009,349)	(950,558)	(80,678)

Net cash used for investing activities	(5,240,378)	(2,637,308)	(275,041)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,478,496	16,006,576	60,206
Proceeds from issuance of convertible preferred stock and related warrants, net	—	1,000,000	1,766,078
Dividends paid on preferred stock	(6,250)	—	—
Proceeds from issuance of convertible notes payable, net	—	1,344,985	—
Repayment of convertible notes payable	—	(1,500,000)	—
Proceeds from issuance of notes payable – net of issue costs	171,750	201,868	—
Repayment of notes payable	(195,292)	(213,877)	—

Net cash provided by financing activities	1,448,704	16,839,552	1,826,284

Net increase (decrease) in cash and cash equivalents	(3,157,223)	19,577,094	(6,385,667)
Cash and cash equivalents at beginning of period	19,699,768	122,674	6,508,341

Cash and cash equivalents at end of period	$16,542,545	$19,699,768	$122,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,547	$347,722	$7,755

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Patent purchased with Xenerex common stock	$111,158	$—	$—
Acquisition of minority interests in Xenerex	$97,250	$—	$—
Value of conversion discount for convertible preferred stock	$—	$140,000	$—
Purchases of equipment with capital leases	$495,147	$—	$—
Conversions into common stock from preferred stock	$—	$507,603	$2,029,146
Conversions into common stock from convertible notes	$—	$—	$1,009,570

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

AVANIR Pharmaceuticals (“AVANIR,” “we,” or the “Company”) is engaged in research, development, commercialization, licensing and sales of innovative pharmaceutical products and in providing antibody generation services. AVANIR’s first product, Abreva™ (chemical name docosanol 10% cream), is the number one selling cold sore medication in the U.S. over-the-counter market (OTC) and the only OTC product in the cold sore category approved by the U.S. Food and Drug Administration (FDA). AVANIR earns milestone payments and royalties on product sales of Abreva under a license agreement with GlaxoSmithKline for the North American market. AVANIR is engaged in various stages of discussions and negotiations for licensing docosanol 10% cream to companies in various other countries and in obtaining regulatory approvals in those countries for marketing of the product. The Company is also engaged in research and development of several drugs in various phases of clinical and pre-clinical development. Through a wholly-owned subsidiary, Xenerex Biosciences, the Company develops and commercializes completely human antibody products for partner companies through research collaborations with those companies and for AVANIR.

AVANIR is subject to various risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to timing and uncertainty of achieving milestones in clinical trials, and in obtaining approvals by the FDA and regulatory agencies in other countries.

AVANIR’s operating income and cash flow from operations depend substantially upon royalties earned on sales of Abreva by GlaxoSmithKline in the North American market. The Company’s ability to generate revenues in the future will depend substantially on sales of Abreva by GlaxoSmithKline, the timing and success of filing and obtaining regulatory approvals and finding licensees for docosanol 10% cream for the rest of the world, and in establishing research collaborations and successfully providing antibody generation services at the Company’s subsidiary, Xenerex Biosciences. The Company’s operating expenses depend substantially on the level of expenditures for research and development programs and the rate of progress being made on such programs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of AVANIR Pharmaceuticals and its subsidiary, Xenerex Biosciences. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2001, 2000, and 1999, may be referred to as fiscal 2001, fiscal 2000, and fiscal 1999.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. Substantially all cash and cash equivalents are under the custodianship of three major financial institutions.

Restricted investment

A restricted investment amounting to $388,122 for both of the periods ended September 30, 2001, and September 30, 2000, represents an amount that we pledged to our bank as collateral for a letter of credit that our bank issued in connection with our office lease.

Investments

Investments (Note 4, “Investments”) are comprised of marketable securities consisting primarily of certificates of deposit, U.S. state and municipal government obligations, corporate bonds, and asset-backed and mortgage-backed securities with original maturities beyond three months. All marketable securities are held in the Company’s name and primarily under the custodianship of three major financial institutions. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date. At September 30, 2001, the Company’s marketable securities were classified either as available-for-sale or held-to-maturity. At September 30, 2000, the Company’s marketable securities were classified as held-to-maturity. The marketable securities held to maturity are carried at amortized cost and the marketable securities that are available for sale are carried at fair market value. In addition, earnings related to marketable securities classified as available for sale, including any gains or losses resulting from the sale of these securities, are classified as interest income and included as part of shareholders’ equity, as “Accumulated other comprehensive income.”

Unrealized gains and losses on available-for-sale securities are included as a separate component of shareholders’ equity, net of any related tax effect. Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. The Company does not have any investments that are impaired.

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of the raw material, docosanol, which is the active ingredient in docosanol 10% cream. Docosanol in its present form as stored by the Company has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. AVANIR does not own or store any product in its final form, such as docosanol 10% cream.

Concentration of credit risk

The majority of cash and cash equivalents are maintained with three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and interest rate instruments. The counterparties to the agreements relating to the Company’s investment securities and interest rate instruments consist of various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

The Company receives milestone payments and royalty income substantially from one principal licensee, GlaxoSmithKline. The Company performs ongoing credit evaluations of its customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually requires no collateral.

The Company and one of its licensees receive raw materials and manufactured products from sole suppliers. The inability of a sole supplier to fulfill supply requirements of the Company or its licensees could materially impact future operating results.

Intangibles and long-lived assets

The Company’s policy regarding long-lived assets is to review such long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. The Company carries no goodwill on its books at either September 30, 2001, or September 30, 2000. Further, during the year ended September 30, 2001, the Company had no material impairments to property, plant and equipment or intangible assets, which consist primarily of cost of patents and trademarks.

We capitalize legal expenses incurred in connection with applications for patents, trademark applications, and license agreements. We amortize the costs of approved patents, trademarks and license agreements over their useful lives or term of the agreements, whichever is less. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense.

Redeemable convertible preferred stock

At September 30, 2001 and 2000, the Company had an obligation to redeem outstanding shares of Series D redeemable convertible preferred stock at the option of the holder, therefore the preferred stock has been reclassified from equity.

Revenue recognition

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable.

Royalty revenues. We recognize royalty revenues from our licensed products when earned. Net sales figures used for calculating royalties due the Company can often include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement. Sales of Abreva, if publicly reported by our licensee, GlaxoSmithKline, could differ from net sales used for calculating royalties and in determining the royalties earned in accordance with the license agreement.

Revenue arrangements with multiple deliverables. In certain circumstances, we may enter into revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements could include antibody generation services agreements and other forms of research collaborations. In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. In the case of antibody generation services, the allocation is based on customer specific objective evidence of fair value. In the case of other forms of research collaborations, milestone payments are deferred and recognized ratably over the period of the obligation. We recognize revenue related to the delivered products or services only if: (i) the above performance or service criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Federal research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

Depreciation and amortization

Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of three years are used on computer equipment and related software. Office equipment, furniture and fixtures are depreciated over five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or eight years.

Self-insurance

We self-insure for portions of our insurance policies based on a number of factors, including historical loss experience, projected risk exposure, cost of insurance, and AVANIR’s ability to absorb potential losses that could arise based on the amounts of the deductibles.

Research and development expenditures

Costs related to drug discovery and clinical development are charged to research and development costs and expensed as they are incurred.

Purchased in-process research and development

In fiscal 2001, we charged $917,100 to in-process research and development expense, representing the cost of in-process technologies that we acquired from the Ciblex Corporation in fiscal 2001 that could assist us in discovering a drug capable of regulating macrophage migration inhibitory factor, a protein thought to play a central role in the early stages of development of several inflammatory diseases (MIF inhibitor technology).

Technology acquired and valuation. AVANIR acquired all right, title and interest in and to the MIF inhibitor technology, including a provisional patent application, as well as any patent which may be issued upon AVANIR’s filing of a patent application regarding the use of certain compounds provided by Ciblex or similar compounds, in the treatment of auto immune and inflammatory diseases, all preclinical data related to those compounds, and all technology and know-how relating to the foregoing, including laboratory data and previous experimental results.

In return for receiving the rights to develop the MIF inhibitor technology, AVANIR paid $50,000 in cash and issued 170,353 shares of the Company’s Class A common stock valued at $867,097, for a combined value of $917,097 in cash and common stock. For the purposes of determining the fair market price for the common stock at the time of the acquisition, we used the average closing sales price of AVANIR’s common stock during a period of time beginning two days before and ending two days after the date of the acquisition, or $5.09 per share.

Approach used for allocation of acquisition costs of technology. We used a number of factors to determine the allocation of acquisition cost between in-process research and development and other intangible assets, which might have a useful live or indefinite life. Such determining factors included the stage of completion of the technology, the complexity of the work completed to date, the projected difficulty of completing the remaining development, and the expected cost to complete the project. Because of the early stage of development of the MIF inhibitor technology, lack of patented technology other than a provisional patent application, uncertainty over obtaining patents, lack of technological feasibility in its current stage of development, including lack of lead compound for toxicology studies and clinical trials, which are necessary to show evidence of safety and efficacy of the compounds among other requirements, and no alternative future uses without further development, we allocated 100% of the initial $917,097 cost of the acquisition as purchased in-process research and development expense.

If and when we make progress in developing the MIF inhibitor technology to the point of reaching certain milestones specified in the acquisition agreement with Ciblex that may require additional payments to Ciblex, we intend to re-assess the value of the technology using the same or similar valuation methods and make a determination as to the allocation of costs of those additional payments at the time those costs are incurred.

Computation of net income and net loss per common share

We computed basic income per share and basic loss per share by dividing the net income and net loss by the weighted average number of common shares outstanding during the period (“Basic EPS method”). We compute diluted earnings (loss) per common share by dividing the net income and net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for fiscal 2001, fiscal 2000 and fiscal 1999, using both the Basic EPS method and the Diluted EPS method.

Diluted weighted average number of shares

The following table is the reconciliation from the basic to the diluted EPS computations for “net income (loss)” for fiscal 2001, 2000 and 1999:

	Fiscal Years Ended September 30,

	2001	2000	1999

Numerator:
Net income	$233,122	$(582,283)	$(8,554,036)
Less:
Dividends on redeemable convertible preferred stock	(24,948)	(21,914)	(29,146)
Beneficial conversion feature of preferred stock	—	(140,000)	—
Accretion of discount related to redeemable convertible preferred stock	(18,286)	(57,609)	—

Income available to common shareholders for basic earnings per share	189,888	(801,806)	(8,583,182)
Effect of dilutive securities:
Convertible preferred stock	(5,157)	—	—

Income available to common shareholders for diluted earnings per share	$184,731	$(801,806)	$(8,583,182)

Denominator:
Shares for basic earnings per share – weighted average shares outstanding	57,475,748	51,784,214	41,704,265
Effect of dilutive securities:
Stock options(1)	5,410,192	—	—
Warrant shares(2)	909,567	—	—
Convertible preferred stock(3)	185,231	—	—

Shares for diluted earnings per share	63,980,738	51,784,214	41,704,265

Basic earnings per share	$0.00	$(0.02)	$(0.21)

Diluted earnings per share	$0.00	$(0.02)	$(0.21)

(1)	For fiscal 2001, 2000 and 1999, options to purchase 66,500, 5,362,150 and 7,252,124 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

(2)	For fiscal 2000 and 1999, warrants to purchase 1,619,578 and 7,029,818 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

(3)	For fiscal 2000, preferred stock convertible into 171,610 shares of common stock were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

Recent accounting pronouncements

Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”), as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this new standard did not have a material impact on the Company’s financial statements.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB 101, as amended, summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including revenues earned from collaborations between companies. We adopted SAB 101 in the fourth quarter of the fiscal year ended September 30, 2001. The adoption of SAB 101 did not have a material impact on the Company’s earnings.

In July 2001, the Financial Accounting Standards Board (“FASB”) approved three statements, SFAS 141 “Business Combinations,” SFAS 142 “Goodwill and Other Intangible Assets,” and SFAS 143, “Accounting for Asset Retirement Obligations.”

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have a material impact on the Company’s financial statements.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required beginning October 1, 2002. We believe the adoption of SFAS 142 will not have a significant impact on the Company’s financial statements.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Application of SFAS 143 became effective on October 1, 2001. We do not believe that its adoption will have a significant impact on the Company’s financial statements.

In August 2001 the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived Assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective October 1, 2001. The effect of SFAS 144 on the Company’s financial statements has not yet been determined.

3.	BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items.

	September 30,	September 30,
	2001	2000

Receivables, net:
Total receivables	$898,676	$109,970
Allowance for doubtful accounts	—	(14,541)

Receivables, net	$898,676	$95,429

Property and equipment, net:
Leasehold improvements	$753,824	$416,523
Computer equipment and related software	296,862	233,200
Research and development equipment	1,831,645	781,677
Office equipment, furniture, and fixtures	218,796	193,808

	3,101,127	1,625,208
Less, accumulated depreciation and amortization	(884,033)	(574,505)

Property and equipment, net	$2,217,094	$1,050,703

Intangible costs, net:
Intangible costs	$1,313,704	$715,222
Less, accumulated amortization	(138,776)	(100,406)

Intangible costs, net	$1,174,928	$614,816

4.	INVESTMENTS

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

As of September 30, 2001:
Certificates of deposit	$411,301	—	—	$411,301
Government securities	4,650,000	$48,952	—	4,698,952
Commercial paper	200,000	8,862	—	208,862

Total	$5,261,301	$57,814	—	$5,319,115

Reported as:
Short-term investments:
Restricted investment	$388,122
Classified as held to maturity	23,179

Short-term investments	411,301
Long-term investments:
Classified as available for sale	$4,497,390
Classified as held to maturity	400,000

Long-term investments	4,897,390

Total	$5,308,691

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

As of September 30, 2000:
Certificates of deposit	$588,122	—	—	$588,122
Government securities	780,352	—	$1,517	778,835
Commercial paper	200,000	—	336	199,664

Total	$1,568,474	—	$1,853	$1,566,621

Reported as:
Short-term investments:
Restricted investment	$388,122
Classified as held to maturity	480,352
Long-term investments	700,000

Total	$1,568,474

5.	PRODUCT LAUNCH EXPENSES

AVANIR incurred certain costs related to the product launch phase for Abreva™, which were expensed in the fiscal year. Our obligation to share product launch expenses with GlaxoSmithKline ceased after June 30, 2001.

6.	COMMITMENTS

Lease commitments. On March 20, 2000, the Company signed an eight-year lease with BC Sorrento LLC for use of 27,047 square feet of office space in a building located at 11388 Sorrento Valley Road, Suite 200, San Diego, California, commencing on September 1, 2000. Our total financial commitment to the landlord for the term of the lease is $6,023,863. The lease has scheduled rent increases each year. In connection with the lease, we have included $91,790 of deferred rent in total accrued expenses and other liabilities in fiscal 2001. In connection with this lease, we entered into an irrevocable standby letter of credit, available through Bank of America, N.A. in the amount of $388,122, which names the landlord’s lender as the beneficiary in the event that we default on our payments to the landlord. Other lease commitments in fiscal 2001 amounted to $22,840. Lease expense for fiscal 2001, fiscal 2000 and fiscal 1999 was $754,785, $401,281, and $315,523, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

Minimum
Year Ending September 30,	Payments

2002	$699,511
2003	722,114
2004	738,916
2005	765,154
2006	794,092
Thereafter	1,596,842

Total	$5,316,629

Capital lease commitments. On September 21, 2001, the Company acquired several pieces of equipment under four-year capital lease obligations. Each of these capital leases provides the Company with the option at the expiration of the lease term to purchase all the equipment leased for a price of one dollar ($1.00).

Future minimum payments under the capital leases are as follows:

Minimum
Year Ending September 30,	Payments

2002	$149,729
2003	138,211
2004	138,211
2005	138,211

Total	564,362
Less: amount representing interest	107,212

Present value of net lease payments	457,150
Less: current portion	105,366

Long-term portion of obligation	$351,784

7.	SHAREHOLDERS’ EQUITY

Preferred stock

Preferred Stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

Series C junior participating preferred stock

On March 2, 1999, our Board of Directors approved a shareholder rights plan (the “Plan”). The Plan features a dividend distribution of one Preferred Share Purchase Right (the “Right”) on each outstanding share of our Class A and Class B Common Stock, payable to shareholders of record on March 25, 1999. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock (a “Trigger Event”).

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

If a Trigger Event occurs, each Right will entitle its owner, who is not an acquiring person, to purchase at the Right’s then current exercise price, a number of shares of Class A Common Stock having a market value at the time of twice the Right’s exercise price. Rights held by the acquiring person would become void and not be exercisable to purchase shares at the bargain purchase price. An acquiring person is defined as a person who acquires 15% or more of the outstanding shares of common stock.

Series D redeemable convertible preferred stock and Class J stock purchase warrants

At September 30, 2001, 50 shares of Series D redeemable convertible preferred stock remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. In connection with the issuances of preferred stock and warrants in fiscal 2000 and fiscal 1999, Class J Warrants to purchase 50,000 shares of Class A common stock at $2.71 per share and 50,000 shares of Class A common stock at $0.944 per share also remained outstanding on September 30, 2001. The expiration dates for the warrants vary from March 31, 2004 to February 18, 2005.

The securities purchase agreement between the investors and the Company provided for the sale of up to 500 shares of Series D Redeemable Convertible Preferred Stock (“Series D Shares”) and a corresponding number of Class J Stock Purchase Warrants (“Class J Warrants”). The agreement required that one Class J Warrant be issued with each Series D Share for an aggregate purchase price per unit of $10,000. Each Series D Share carried an annual dividend of $500 payable on a quarterly basis in cash or, at our option, in stock at the applicable conversion rate. Each Class J Warrant that was issued as a part of each $10,000 unit was exercisable into 500 shares of Class A Common Stock. The Class J Warrants had an expiration date of five years from the date of issuance. (See Common Stock for exercises of Class J Warrants in Fiscal 2000.)

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

We estimated the value of the warrants issued on February 18, 2000, to be $106,000, based on the Black Scholes method, which we credited (added) to Class A common stock and reported the same amount as a discount to the Redeemable Series D Convertible Preferred Stock, which we are accreting over the three-year life of the Redeemable Series D Convertible Preferred Stock or sooner if converted to Class A common stock. We estimated the value of the beneficial conversion feature of the Redeemable Series D Convertible Preferred Stock issued in February 2000 to be $140,000 based on the terms of the conversion price in the agreement, which is the lesser of $2.715 per share or 86% of market price as defined in Certificate of Determination. In fiscal 2000, we recorded the effect of the beneficial conversion feature of $140,000 as a dividend paid, and charged the amount to the accumulated deficit and added the same amount to Class A common stock.

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

•	the fixed conversion price – an amount equal to $2.715 per share of Class A common stock; or

•	the variable conversion price – an amount equal to 86% of the market price of our Class A common stock, defined as the lower of:

•	the average of the five lowest trading prices per share of Class A common stock on The American Stock Exchange during the 25 trading days immediately preceding a given date of determination, where trading price is determined as the average of the high and low trading prices of our Class A common stock on a particular trading day; or

•	the average of the high and low trading price per share of Class A common stock on The American Stock Exchange on the date of determination.

The following table summarizes the changes in Series D Shares and conversions into Class A common stock from October 1, 1999 to September 30, 2001:

	Series D Redeemable Convertible
	Preferred Stock

	Shares	Amount

Balance, September 30, 1999	0	$0
Issuance of Series D Shares in February 2000 for cash	100	1,000,000
Valuation of warrants issued in connection with redeemable convertible preferred stocks		(106,000)
Accretion of Series D redeemable convertible preferred stock		57,609
Preferred stock dividends accrued between February 2000 and September 2000		21,914
Conversion into 288,800 shares of Class A common stock	(50)	(507,603)

Balance, September 30, 2000	50	$465,920
Accretion of Series D redeemable convertible preferred stock		18,286
Preferred stock dividends accrued between October 2000 and September 2001		18,697

Balance, September 30, 2001	50	$502,903

Common stock

We have both Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock have one vote for each share held of record and holders of Class B Common Stock have five votes for each share held of record on all matters to be voted on by the shareholders. The Class A Common Stock and the Class B Common Stock vote as one class on all matters requiring shareholder approval, except that under California law the affirmative vote of a majority of the outstanding shares of Class A Common Stock and a majority of the outstanding shares of Class B Common Stock, each voting separately as a class, is required for any amendment to our articles of incorporation that would alter or change the powers, preferences or special right of, or increase or decrease the number of shares of, or create a new class or series of shares having rights, preferences or privileges prior to, each respective class of a Company’s common stock.

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

Issuances of Class A common stock. During fiscal year 2001 we issued an aggregate of 973,053 shares of Class A common stock in connection with the exercise of stock purchase warrants (254,716 shares), employee stock options (558,142 shares), acquisition of technology (170,353 shares) and the acquisition of a minority shareholder’s interest in Xenerex (25,000 shares) and we retired 35,158 shares of Class A common stock in connection with the exercise of a stock option held by a director of the Company. Details of the transactions are shown in the tables that follow.

Warrants			Amount	Average Price
Exercised	Dates	Shares	Received	Per Share

Class I warrants	01/02/01	2,135	—	—
Class K warrants	10/02/00-03/27/01	90,000	$101,250	$1.13
Class L warrants	11/06/00	55,000	65,313	$1.19
Class M warrants	07/23/01	107,581	138,134	$1.28
Stock options exercised in connection with retired shares of common stock	04/16/01	93,356	—	$1.38
Other stock options	10/01/01-09/30/01	464,786	524,368	$1.13
Retired shares in connection with stock options exercised	04/16/01	(35,158)	—	$3.67

Total / average		777,700	$829,065	$1.07

Acquisitions
Made with			Value of	Average Price
Common Stock	Dates	Shares	Common Stock	Per Share

Purchased in-process R&D related to MIF inhibitor technology	08/08/01	170,353	$867,097	$5.09
Purchased minority Interest in Xenerex	09/05/01	25,000	97,250	$3.89

Total		195,353	$964,347	$4.94

Class B common stock conversion. During fiscal year 2001, 28,500 shares of Class B common stock converted to 28,500 shares of Class A common stock.

Warrants

Class G warrants. As of September 30, 2001, a Class G Warrant to purchase 757,050 shares of Class A common stock at an exercise price of $1.375 per share remained outstanding. The holder of the Class G Warrant did not exercise any rights to purchase Class A common stock during the fiscal year ended September 30, 2001. The Class G Warrant was issued in connection with the conversion of a convertible note payable issued on February 26, 1997, which is no longer outstanding. The remaining Class G Warrant expires 60 days following the date of effectiveness of a registration statement with the Securities and Exchange Commission, which registers the resale of shares purchasable upon exercise of the warrant.

Class H warrants. As of September 30, 2001, Class H Warrants to purchase 100,000 shares of Class A common stock at an exercise price of $2.40 per share were outstanding. The holder of Class H Warrants did not exercise any rights to purchase Class A common stock during the fiscal year ended September 30, 2001. The Class H Stock Purchase Warrant expires on February 26, 2002.

Class I warrant. As of September 30, 2001, none of the Class I Warrants to purchase Class A common stock remained outstanding. On January 2, 2001, the Class I warrant holder exercised its right to purchase 2,135 shares of Class A common stock at $0.78125 per share using a “cashless” exercise option. The market price on the date of exercise of the Class I warrant was $6.125 per share. The gain in value per share purchasable under the warrant was $5.34375 per share. Therefore, the holder surrendered to us the remainder of the warrant to purchase 312 shares that had an aggregate value of $1,667 based on the difference in the market price on the tender date and the exercise price of $0.78125 per share, times the portion of the warrant tendered.

Class J warrants. See “Preferred Stock – Series D Redeemable Convertible Preferred Stock and Class J Stock Purchase Warrants” above.

Class K warrant. On March 27, 2001, the Class K warrant holder exercised its right to purchase 90,000 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $101,250. A warrant to purchase 100,000 shares at $3.50 per share issued in fiscal 2000 was canceled in fiscal 2001 because certain performance milestones related to services to be provided by our consultant for investor relations in fiscal 2000 and fiscal 2001 were not achieved. Both warrants related to services provided or milestones to be achieved by our consultant for investor relations. We recorded compensation expense of $128,639 and $150,448 related to the valuation of services rendered and milestones that were achieved under the warrants in fiscal 2001 and fiscal 2000 respectively. As of September 30, 2001, a Class K Warrant to purchase 187,500 shares of Class A common stock at $1.125 per share remained outstanding and fully vested. The expiration dates of the warrants vary from June 14, 2003 to June 14, 2005.

Class L warrant. On October 2, 2000, the Class L warrant holder exercised its right to purchase 55,000 shares of Class A common stock at an exercise price of $1.1875 per share, for cash in the aggregate amount of $65,313. We recorded compensation expense of $33,097 in fiscal 2000 and $16,548 in fiscal 1999 for discounted advertising services rendered in connection with this warrant. None of the Class L Warrant remained outstanding at September 30, 2001.

Class M warrants. As of September 30, 2001, Class M warrants to purchase 87,123 shares of Class A common stock remained outstanding in connection with the issuance of $1.5 million in redeemable 11% convertible debentures in November 1999. The cost of these warrants was fully amortized prior to fiscal 2001. During fiscal 2001, the holders exercised their rights to purchase 107,581 shares of Class A common stock at an exercise price of $1.284 per share for cash in the aggregate amount of $138,134. The Class M warrants expire on November 30, 2002. (See Note 8, “Redemption of 11% Convertible Debentures.” )

Class N warrants. At September 30, 2001, Class N warrants to purchase 32,877 shares of Class A common stock remained outstanding in connection with a $6 million private placement in January 2000. None of the Class N warrants were exercised in fiscal 2001. The Class N warrants expire on January 31, 2004.

The following table summarizes all warrant activity for the period October 1, 1998, to September 30, 2001:

	Shares of Class A
	Common Stock	Weighted Average
	Purchasable Upon	Exercise Price	Range of
	Exercise of Warrants	per Share	Exercise Prices

Outstanding at October 1, 1998	2,972,717	$2.27	$1.50–$2.97
Issued	6,087,556	$1.45	$0.78–$1.38
Cancelled	(2,030,455)	$2.97	$2.97

Outstanding at September 30, 1999	7,029,818	$1.33	$0.78–$2.40
Issued	1,113,948	$1.53	$1.13–$3.50
Cancelled	(296,144)	$1.75	$1.13–$1.28
Expired	(122,083)	$1.38	$1.38
Tendered	(144,142)	$0.78	$0.78
Exercised	(5,961,819)	$1.37	$0.78–$2.44

Outstanding at September 30, 2000	1,619,578	$1.41	$0.78–$3.50
Cancelled	(100,000)	$3.50	$3.50
Tendered	(312)	$0.78	$0.78
Exercised	(254,716)	$1.20	$0.78–$1.28

Outstanding at September 30, 2001	1,264,550	$1.48

Stock Options

Stock options to officers. On March 15, 2001, we issued nonqualified stock options under our 2000 Stock Option Plan to the officers of the Company for the purchase of 200,000 shares of Class A common stock at an exercise price of $3.57 per share, 85% of the fair market value of the common stock at the date of grant. We will record as compensation expense over the three-year vesting period of the stock options the amount of $126,000, representing the aggregate difference between the exercise price and the fair market value of the common stock on the date granted.

Stock options to non-employee directors. On March 16, 2001, we issued to our non-employee directors stock options to purchase an aggregate of 50,000 shares of Class A common stock at an exercise price of $4.15 per share as part of a provision for an annual formula grant under our 1994 Stock Option Plan. The option price represents the closing market price for the common stock on the date of grant.

2000 Stock Option Plan and proposed amendment. On March 23, 2000, our shareholders approved the adoption of the 2000 Stock Option Plan (the “2000 Plan”), pursuant to which an aggregate of 2,300,000 shares of our Class A common stock have been reserved for issuance. The 2000 Plan allows us to grant options to our officers, directors, employees and consultants. As of September 30, 2001, 843,256 shares of Class A common stock were available for grant under the 2000 Plan. On November 29, 2001, our Board of Directors authorized an amendment to the 2000 Plan to increase the number of shares purchasable under the 2000 Plan by one million shares. The amended 2000 Plan is subject to shareholders’ approval and will be presented to the shareholders in our proxy statement for the 2002 Annual Meeting of Shareholders.

1998 Stock Option Plan. On February 19, 1999, our shareholders approved the 1998 Stock Option Plan (the “1998 Plan”) under which options to purchase 1,875,000 shares of Class A Common Stock can be granted to our directors, officers, employees and consultants. As of September 30, 2001, options to purchase 47,303 shares of Class A Common Stock were available for grant under the 1998 Plan.

1994 Stock Option Plan. In March 1994, our shareholders approved the adoption of the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan as amended in 1995, 1996 and 1997 reserves for issuance an aggregate of 2,000,000 shares of Class A Common Stock. The 1994 Plan allows us to grant options to our officers, directors, employees and consultants. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also one of our employees. The 1994 Plan terminates on January 14, 2004. At September 30, 2001, 150,077 shares of Class A Common Stock were available for grant under the 1994 Plan.

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

The following table summarizes all common stock option activity from October 1, 1998 to September 30, 2001:

	Number of Shares
	Underlying Stock Options		Weighted
			Average Option
	Class A	Class B	Price Per Share

Outstanding at October 1, 1998	5,859,910	419,000	$2.38
Granted	1,720,000		$0.76
Exercised	(36,062)	(391,000)	$0.13
Canceled	(319,724)		$1.55

Outstanding at September 30, 1999	7,224,124	28,000	$2.16
Granted	1,649,000		$1.73
Exercised	(1,482,355)	(16,000)	$2.19
Canceled	(2,028,619)	(12,000)	$2.71

Outstanding at September 30, 2000	5,362,150	0	$1.81
Granted	630,760		$3.94
Exercised	(558,142)		$1.17
Canceled	(134,774)		$2.10

Outstanding at September 30, 2001	5,299,994	0	$2.13

Exercisable at September 30, 2001	4,017,471	0	$1.95

We have applied APB Opinion No. 25 and related interpretations in accounting for our employee stock options. Accordingly, we have not recognized any compensation expense for stock options granted at the fair market value of our Class A Common Stock. If compensation expense for stock options granted under the stock option plans had been determined based on the fair value at the grant date consistent with methodology prescribed under SFAS No. 123, then our pro forma net income (loss) and net income (loss) per share would have been as follows:

	Fiscal Years Ended September 30,

	2001	2000	1999

Net income (loss) attributable to common shareholders
As reported	$189,888	$(801,806)	$(8,583,182)
Pro forma	$(1,478,488)	$(2,210,593)	$(9,273,260)
Net income (loss) per share basic and diluted
As reported	$0.00	$(0.02)	$(0.21)
Pro forma	$(0.03)	$(0.04)	$(0.22)

We estimate the weighted average fair values per share of the options granted during the fiscal years 2001, 2000 and 1999 to be $3.99, $1.73 and $0.76, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	Years Ended September 30,

	2001	2000	1999

Risk free interest rate	5.8%	6%	5%
Expected life (years)	4.1	4.3	3.0
Expected volatility	158%	153%	151%
Expected dividends	None	None	None

The following table summarizes information concerning outstanding and exercisable Class A and Class B stock options at September 30, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.30 - $0.72	1,093,894	7.47	$0.67	930,650	$0.66
$0.78 - $0.78	15,000	7.79	$0.78	15,000	$0.78
$1.00 - $1.06	233,666	6.06	$1.04	233,666	$1.04
$1.28 - $2.31	1,473,914	7.16	$1.66	1,140,110	$1.67
$2.47 - $2.50	506,540	7.11	$2.48	326,404	$2.48
$2.75 - $3.40	1,165,220	3.72	$2.88	965,685	$2.80
$3.56 - $6.44	811,760	6.27	$3.97	405,956	$3.80

	5,299,994			4,017,471

8.	REDEMPTION OF 11% CONVERTIBLE DEBENTURES

Loan agreement. In November 1999, we entered into a loan agreement for $1.5 million in aggregate financing provided by two international financial lenders. We issued an 18-month redeemable convertible debenture for $750,000 to each lender, with an interest rate of 11% payable quarterly in arrears. On February 4, 2000 we redeemed the $1.5 million in outstanding convertible debentures plus $28,151 in accrued and unpaid interest. We paid a 5% redemption premium in connection with the redemption of these debentures. We were able to reduce the interest rate from 11% to 10% according to the terms of the agreement, because we redeemed the convertible debentures within the first 90 days of issuance.

Stock purchase warrants. In connection with the issuance and redemption of the convertible debentures, the lenders and investment bankers retained fully-vested Class M stock purchase warrants to purchase 467,289 shares of Class A common stock at an exercise price of $1.284 per share. We valued the warrants at $81,308, which was fully amortized during fiscal 2000. At September 30, 2001, Class M stock purchase warrants to purchase 87,123 shares of Class A common stock remained outstanding.

Debt issue costs. We fully amortized $155,015 in debt issue costs related to the issuance of the 11% convertible debentures during fiscal 2000.

9.	LICENSE AND OTHER AGREEMENTS

GlaxoSmithKline. On March 31, 2000, we signed an exclusive license agreement with GlaxoSmithKline (NYSE: GSK) for rights to manufacture and market Abreva™ (docosanol 10% cream) as an over the counter (“OTC”) product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, GlaxoSmithKline Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in North America. The terms of the license agreement provide for AVANIR to earn up to $25 million in milestone payments. We received $10 million in milestone payments in fiscal 2001 and $10 million in fiscal 2000. We received the remaining $5 million milestone payment in November 2001.

CTS Chemical Industries. In July 1993, we entered into a license agreement with CTS Chemical Industries, Ltd. (“CTS”), for the manufacturing, marketing and distribution of docosanol 10% cream as a topical cold sore treatment in Israel. The five-year period license begins upon CTS successfully obtaining approval by the appropriate regulatory authorities in Israel. Under the terms of the agreement, CTS will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol 10% cream. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly or from our designee. CTS is conducting stability tests on docosanol 10% cream in preparation for filing with regulatory authorities to obtain approval to market and sell docosanol 10% cream in Israel. If approval is obtained, AVANIR will earn a royalty on product sales under the license agreement.

Boryung Pharmaceuticals Company Ltd. In March 1994, we entered into a 12-year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. (“Boryung”), for the manufacture and sale of docosanol 10% cream in the Republic of Korea (“Korea”). Under the terms of the agreement, Boryung will be responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol 10% cream. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly. Boryung is in the process of preparing for filing with regulatory authorities to obtain approval to market and sell docosanol 10% cream in Korea. If approval is obtained, we will earn a royalty on product sales under the license agreement.

Research collaboration agreements. Xenerex Biosciences, the Company’s subsidiary, currently is engaged in two research collaboration agreements whereby Xenerex is responsible for generating fully human monoclonal antibodies to antigen targets provided by its research partners. The agreements require Xenerex to use commercially reasonable efforts to generate antibodies to the antigen targets in exchange for an initial fee and do not guarantee that efforts will be successful. Xenerex could earn additional fees based on achieving milestones specified in the agreements and earn royalties on sales if a partner commercializes the antibody. Milestones include a partner’s selection of one or more antibodies of interest that Xenerex has generated, if any, and a partner’s advancing the product through various stages of clinical development. The clinical development process will likely take several years to reach the stage of filing with the FDA for approval to market the product. Xenerex has received an initial payment from each of its partners that is intended to offset Xenerex’ costs of mounting efforts to generate antibodies to the selected targets. Revenues to be earned on the research collaborations after an antibody is selected, if any, are outside the control of Xenerex and are dependent on the progress made by its research partners in the clinical development process. There can be no assurance that Xenerex will generate antibodies in sufficient quantities, that either partner will select an antibody for further development, or that either partner will be successful in developing and obtaining the necessary regulatory approvals for marketing the product.

10.	RELATED PARTY

IriSys Research and Development, LLC

License agreement. – On August 1, 2000, we entered into an agreement with IriSys Research and Development, LLC (“IriSys”) to sublicense the exclusive worldwide rights to a patented drug combination, Neurodex (formerly called AVP-923), to treat multiple central nervous system disorders. Our license agreement includes rights to the patented technology and know-how for the development and potential marketing of products for treatments of:

•	emotional lability, which is a condition associated with neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), multiple sclerosis (MS), Alzheimer’s Disease (AD) and stroke;

•	neuropathic pain, as occurs in diabetic neuropathy;

•	symptoms of chronic and intractable cough; and

•	weaning from narcotics.

The license agreement requires no upfront payments to be paid to IriSys for a drug’s indication before we complete all the clinical development phases to confirm the drug’s efficacy for that indication. We will be required to make milestone payments to IriSys in the following two instances for each indication:

•	if the FDA accepts the filing of a new drug application and

•	if the FDA approves the new drug application for marketing.

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

Research and development. On June 2, 1999, we entered into an agreement for services with IriSys to develop formulations for a potential drug substance candidate using our allergy and asthma technology. IriSys’ fees for services compared favorably to competitive bids submitted to us at that time. During fiscal 2001, 2000 and fiscal 1999, the Company paid IriSys $17,800, $101,197 and $81,400 respectively, for services rendered pursuant to this agreement.

11.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows:

	September 30,

	2001	2000

Net operating loss carryforwards	$23,929,702	$23,534,919
Capitalized license fees	876,353	943,764
Research credit carryforwards	4,220,002	3,658,552
Capitalized research and development costs	1,343,792	1,342,513
Other	(386,250)	(229,870)
Foreign tax credit	253,572	—

Net deferred tax assets	30,237,171	29,249,878
Valuation allowance for net deferred tax assets	(30,237,171)	(29,249,878)

	$—	$—

We have provided a valuation allowance against the net deferred tax assets recorded as of September 30, 2001 and 2000 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire through 2021. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards, which we may use in any year. As of September 30, 2001, we had $66,541,142 and $14,770,516 of federal and California net operating loss carryforwards, respectively.

12.	LITIGATION SETTLEMENTS

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

13.	EMPLOYEE SAVINGS PLAN

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 20% of their salary, subject to annual limits. We are not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 2001, 2000 and 1999, nor have we made any contributions since inception of the plan.

* * * * *