Form 10-Q
period 2001-12-31
AVANIR PHARMACEUTICALS
filed 2002-02-14
CIK 858803

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________.

Commission File No. 0-18734

AVANIR PHARMACEUTICALS
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0314804 (IRS Employer Identification No.)

11388 Sorrento Valley Road, Suite 200, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

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

The number of shares of Common Stock of the Registrant issued and outstanding as of February 1, 2002:

Class A Common stock, no par value	58,211,381
Class B Common stock, no par value	36,500

AVANIR PHARMACEUTICALS

FORM 10-Q

For the Quarter Ended December 31, 2001

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

AVANIR PHARMACEUTICALS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$12,546,173	$16,542,545
Restricted investment	388,122	388,122
Short-term investments	24,038	23,179
Receivables	1,249,555	898,676
Inventory	222,585	222,585
Prepaid	404,856	581,298

Total current assets	14,835,329	18,656,405
Property and equipment, net	2,400,907	2,217,094
Intangible costs, net	1,290,605	1,174,928
Investments	11,297,318	4,897,390
Other assets	106,715	108,136

TOTAL ASSETS	$29,930,874	$27,053,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764,486	$734,701
Accrued expenses and other liabilities	919,002	858,991
Accrued compensation and payroll taxes	325,978	355,526
Loan payable	124,451	186,122
Current portion of capital lease obligation	113,954	105,366

Total current liabilities	2,247,871	2,240,706
Capital lease obligation, net of current portion	422,179	351,784

Total liabilities	2,670,050	2,592,490
COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; 50 shares issued and outstanding	507,512	502,903
SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating — 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — no par value:
Class A — 99,288,000 shares authorized; 58,056,381 and 57,976,381 issued and outstanding	86,754,960	86,626,355
Class B — 712,000 shares authorized; 36,500 shares issued and outstanding (convertible into Class A Common Stock)	19,895	19,895
Accumulated deficit	(59,974,174)	(62,735,080)
Accumulated other comprehensive income (loss)	(47,369)	47,390

Total shareholders’ equity	26,753,312	23,958,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,930,874	$27,053,953

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,

	2001	2000

REVENUES:
Contract and license revenues	$5,066,667	$5,010,000
Grant revenue	—	55,732
Royalties	1,063,548	—

Total revenues	6,130,215	5,065,732

EXPENSES:
Research and development	2,346,859	1,308,125
General and administrative	954,068	772,695
Sales and marketing	320,032	214,319

Total operating expenses	3,620,959	2,295,139

INCOME FROM OPERATIONS	$2,509,256	$2,770,593
Interest income	187,915	335,370
Other income	82,940	—
Interest expense	(14,602)	(2,859)

NET INCOME	$2,765,509	$3,103,104

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income	$2,765,509	$3,103,104
Dividends on redeemable convertible preferred stock	(6,250)	(6,301)
Accretion of discount related to redeemable convertible preferred stock	(4,609)	(4,659)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,754,650	$3,092,144

NET INCOME PER SHARE:
BASIC	$0.05	$0.05

DILUTED	$0.04	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	58,029,403	57,216,732

DILUTED	61,455,499	65,516,875

See notes to the financial statements.

AVANIR PHARMACEUTICALS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,

	2001	2000

OPERATING ACTIVITIES:
Net income	$2,765,509	$3,103,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,816	69,872
Compensation paid with common stock and stock options	44,860	13,622
Loss on sale or disposal of assets	28	670
Changes in assets and liabilities:
Accounts receivable	(350,879)	(38,953)
Inventory	—	(3,980)
Prepaid and other	177,863	(83,311)
Accounts payable	29,785	(139,527)
Accrued expenses and other liabilities	60,011	(278,166)
Accrued compensation and payroll taxes	(29,548)	9,673

Net cash provided by operating activities:	2,827,445	2,653,004
INVESTING ACTIVITIES:
Investments in securities	(7,695,545)	—
Proceeds from sales and maturities of investments	1,200,000	95,164
Patent costs	(127,577)	(227,981)
Capital expenditures	(188,721)	(289,887)

Net cash used for investing activities	(6,811,843)	(422,704)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	90,000	929,583
Dividends paid on preferred stock	(6,250)	—
Repayment of notes payable	(95,724)	(61,230)

Net cash provided by (used for) financing activities	(11,974)	868,353

Net increase (decrease) in cash and cash equivalents	(3,996,372)	3,098,653
Cash and cash equivalents at beginning of period	16,542,545	19,699,768

Cash and cash equivalents at end of period	$12,546,173	$22,798,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,602	$2,859

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment with capital leases	$113,036	$—

See notes to the financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

We (also referred to as “AVANIR” or the “Company”) have prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. These statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In our opinion, we have presented the consolidated financial statements, including all adjustments consisting only of normal recurring accruals that are necessary to summarize fairly our financial position as of December 31, 2001, and the results of operations for the three months ended December 31, 2001 and December 31, 2000. The results of operations for the three months ended December 31, 2001 may not be indicative of the results that may be expected for the year ending September 30, 2002.

2. RECLASSIFICATIONS

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

3. BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items.

	December 31,	September 30,
	2001	2001

Receivables:
Total receivables	$1,249,555	$898,676
Allowance for doubtful accounts	—	—

Receivables	$1,249,555	$898,676

Property and equipment, net:
Leasehold improvements	$769,156	$753,824
Computer equipment and related software	350,392	296,862
Research and development equipment	2,062,364	1,831,645
Office equipment, furniture, and fixtures	220,945	218,796

	3,402,857	3,101,127
Less, accumulated depreciation and amortization	(1,001,950)	(884,033)

Property and equipment, net	$2,400,907	$2,217,094

Intangible costs, net:
Intangible costs	$1,441,281	$1,313,704
Less, accumulated amortization	(150,676)	(138,776)

Intangible costs, net	$1,290,605	$1,174,928

4. INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of the raw material, docosanol, which is the active ingredient in docosanol 10% cream. Docosanol in its present form as stored by the Company has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. The Company does not own or store any product in its final form, such as docosanol 10% cream.

5. REVENUE RECOGNITION

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable.

Royalty revenues. We recognize royalty revenues from our licensed products when earned. Net sales figures used for calculating royalties due the Company can often include deductions for estimated costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement. Because of the aforementioned deductions, sales of Abreva™, if publicly reported by our licensee, GlaxoSmithKline, could differ from net sales used in calculating the royalties earned in accordance with the license agreement.

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

Federal research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

6. INVESTMENTS

The following tables summarize the Company’s investments in securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain(2)	Loss(2)	Value

As of December 31, 2001:
Certificates of deposit	$1,612,160	—	$(12,470)	$1,599,690
Government securities	9,975,000	$41,145	(76,044)	9,940,101
Commercial paper	200,000	6,624	—	206,624

Total	$11,787,160	$47,769	$(88,514)	$11,746,415

Reported as:
Short-term investments:
Restricted investment(1)	$388,122
Classified as held to maturity	24,038

Short-term investments	$412,160
Long-term investments:
Classified as available for sale	$11,097,318
Classified as held to maturity	200,000

Long-term investments	$11,297,318

Total	$11,709,478

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain(3)	Loss	Value

As of September 30, 2001:
Certificates of deposit	$411,301	—	—	$411,301
Government securities	4,650,000	$48,952	—	4,698,952
Commercial paper	200,000	8,862	—	208,862

Total	$5,261,301	$57,814	—	$5,319,115

Reported as:
Short-term investments:
Restricted investment(1)	$388,122
Classified as held to maturity	23,179

Short-term investments	$411,301
Long-term investments:
Classified as available for sale	$4,497,390
Classified as held to maturity	400,000

Long-term investments	4,897,390

Total	$5,308,691

(1)	A restricted investment amounting to $388,122 as of December 31, 2001, and September 30, 2001, represents an amount that we pledged to our bank as collateral for a letter of credit that our bank issued in connection with our lease of office and laboratory space.

(2)	Gross unrealized gains of $41,145 on government securities and gross unrealized losses of $88,514 on other investments represent an accumulated net unrealized loss of $47,369, which is reported as “Accumulated other comprehensive loss” on the consolidated balance sheet as of December 31, 2001.

(3)	Includes government securities with maturities in excess of 90 days and having gross unrealized gains totaling $47,390, which has been reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2001.

7. ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

8. COMPUTATION OF NET INCOME PER COMMON SHARE

We computed basic income per share by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period (“Basic EPS method”). We compute diluted earnings per common share by dividing the net income attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock.

9. DILUTED WEIGHTED AVERAGE NUMBER OF SHARES

The following table is the reconciliation from the basic to the diluted earnings per share computations for “net income” for the three months ended December 31, 2001 and December 31, 2000:

	Three Months Ended December 31,

	2001	2000

Numerator:
Net income	$2,765,509	$3,103,104
Less:
Dividends on redeemable convertible preferred stock	(6,250)	(6,301)
Accretion of discount related to redeemable convertible preferred stock	(4,609)	(4,659)

Income available to common shareholders for basic earnings per share	2,754,650	3,092,144
Effect of dilutive securities:
Convertible preferred stock	(23,857)	(42,090)

Income available to common shareholders for diluted earnings per share	$2,730,793	$3,050,054

Denominator:
Shares for basic earnings per share — weighted average shares outstanding	58,029,403	57,216,732
Effect of dilutive securities:
Stock options(1)	2,551,715	6,679,919
Warrant shares	687,452	1,444,578
Convertible preferred stock	186,929	175,646

Shares for diluted earnings per share	61,455,499	65,516,875

Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.04	$0.05

(1)	For the three months ended December 31, 2001, options to purchase 343,260 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

10. SHAREHOLDERS’ EQUITY

Preferred Stock

Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

Series C Junior Participating Preferred Stock. None of the Series C Junior Participating Preferred Stock is outstanding.

Series D Redeemable Convertible Preferred Stock. At December 31, 2001 and September 30, 2001, 50 shares of Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

Class A Common Stock

On December 12, 2001, the holder of Class K Warrants exercised its right to purchase 80,000 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $90,000.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board (“FASB”) approved three statements, Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 143, “Accounting for Asset Retirement Obligations.”

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

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required for the Company on October 1, 2002. We do not believe the adoption of SFAS 142 will have a significant impact on the Company’s financial statements.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Application of SFAS 143 became effective for AVANIR on October 1, 2001. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In August 2001 the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived Assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS

No. 144 becomes effective for the Company on October 1, 2002. The effect, if any, of SFAS 144 on the Company’s financial statements has not yet been determined.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like “estimate,” “anticipate,” “believe,” “plan” or “expect.” Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report and in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission. We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

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

AVANIR currently has a drug on the market that has been approved by the United States Food and Drug Administration (FDA). Marketed in North America by GlaxoSmithKline, Abreva™ (docosanol 10% cream) was launched in the United States in late 2000. According to AC Nielson, Abreva is the largest selling consumer healthcare product in the United States for the treatment of cold sores. The consumer research group ranked Abreva number five among the top selling new consumer healthcare products introduced in the twelve month period ended September 2001. Under the license agreement with GlaxoSmithKline, AVANIR has received $25 million in milestone payments, including the final $5 million milestone payment received in November 2001.

AVANIR has completed other license agreements or is engaged in negotiations for licensing of docosanol 10% cream to other international companies. AVANIR is also assisting those companies in their efforts to obtain regulatory approvals for manufacturing and marketing the drug. The Company currently has license agreements with companies that have a presence in Canada, South Korea, Israel, Egypt and other countries in the Middle East. The regulatory approval process is underway in each of those countries. We are also preparing for an initial filing for regulatory approval of docosonal in Europe and have made the decision to prepare for filing in Japan as well.

AVANIR’s drug development pipeline consists of clinical, pre-clinical and drug discovery programs. Current clinical development programs are centered around Neurodex™, which could potentially provide a novel approach for the treatment of several central nervous system disorders. AVANIR is currently developing two of four known potential indications for Neurodex. The leading clinical development program is for the treatment of emotional lability, a neurodegenerative condition for which no FDA-approved drug exists. A Phase II/III clinical trial for the treatment of emotional lability in patients with Lou Gehrig’s disease is underway. If the trial is successful, we plan to follow with an additional Phase III clinical trial in patients with multiple sclerosis. Positive results will be needed for both clinical trials for us to file a new drug application with the FDA in late 2003 or early 2004. We also intend to enter a Phase II dosing trial for Neurodex in the treatment of diabetic neuropathic pain later in 2002. Our preclinical research and drug discovery programs are at earlier stages of development and are directed primarily toward large therapeutic areas, including allergies and asthma, inflammatory diseases and cholesterol reduction.

Important parts of our development strategy include engaging in research collaborations, acquisitions and licensing. For example, in January 2002 we entered into a research collaboration with Shanghai New Asiatic Pharmaceutical Company for the purposes of exploring other indications or uses for docosanol 10% cream, including genital herpes and herpes zoster, also known as shingles. We intend to partner with more companies that can help fund AVANIR’s research in exchange for rights to commercialize new drugs coming from this research. We also expect that Xenerex will play an important part in establishing new research collaborations and in providing a source of revenues for its services in generating human monoclonal antibodies for its partners. In January 2002, Xenerex entered into its third collaborative research agreement for generating fully human monoclonal antibodies to target antigens provided by its research partner. Xenerex now has contracts to generate antibodies to eight target antigens provided by its partners.

RESULTS OF OPERATIONS

Revenues

Revenues increased to $6.1 million for the first quarter of fiscal year 2002, representing the three months ended December 31, 2001, compared to $5.1 million in the same period a year ago. The 21% increase in revenues was due primarily to royalties earned from sales of Abreva™ by GlaxoSmithKline. Royalties on sales of Abreva continued to improve with increasing market penetration and seasonally higher demand for cold sore products. In addition to $1.1 million in royalties on product sales, revenues for the first fiscal quarter 2002 included the final $5 million milestone from GlaxoSmithKline when the company reached the one-year anniversary of introduction of Abreva. Revenues for the first fiscal quarter 2001 included earning $5 million in October 2000 when GlaxoSmithKline achieved Abreva product launch.

Having received the final $5 million milestone payment from GlaxoSmithKline during the first fiscal quarter 2002, our revenues for the next several quarters will depend substantially on the amount of royalties earned from sales of Abreva™, potential milestone payments from international licensees of docosanol 10% cream, and making further progress at Xenerex in adding to its customer base and in reaching additional milestones in providing human antibodies.

We believe GlaxoSmithKline’s launch of Abreva™ has been very successful to date, as demonstrated by achieving market leadership in the first year of introduction. We expect that sales of Abreva will generate royalties to AVANIR in the range of $3.3 million to $4.5 million during fiscal 2002, depending on GlaxoSmithKline’s level of product promotion and the timing of regulatory approval for marketing the product in Canada. We believe that future royalties on sales of Abreva will provide an important source of funds for pursuing development programs. However, we expect that royalties and milestone payments from international licensing during the next two quarters will not be enough to sustain the profitability levels that we have experienced during the past two quarters.

We continue to make progress in outlicensing docosanol 10% cream in international markets, which represent potential new sources of revenues for us in the future. However, our ability to earn license fees and milestone payments from international sources in the near term will be more unpredictable, because the timing of foreign regulatory approvals and marketing of our product will be substantially outside our control.

We expect that our subsidiary, Xenerex Biosciences, will gradually become a significant source of revenues through its antibody generation services business. Near-term revenues should help fund

Xenerex’s growth, but the larger milestone payments that typically accompany these collaborations will depend on the progress made by our partners in evaluating, selecting and advancing our antibodies through the development pipeline. Progress by our research partners is largely unpredictable and will take years of development before an antibody reaches the market, if ever, assuming it is selected for further development.

Expenses

Operating Expenses — Total operating expenses increased to $3.6 million in the first fiscal quarter 2002, compared to $2.3 million in the same period in fiscal 2001. The 58% increase in operating expenses was primarily caused by a 79% increase in spending on research and development programs. Research and development programs accounted for 65% and 57% of total operating expenses for the fiscal quarters ended December 31, 2001 and 2000, respectively. General and administrative expenses accounted for 26% and 34% of total operating expenses for the fiscal quarters ended December 31, 2001 and 2000, respectively. Sales and marketing expenses accounted for 9% of total operating expenses for the fiscal quarters ended December 31, 2001 and 2000. These and other costs are more fully described below.

Research and Development Expenses — Research and development (R&D) expenses increased to $2.3 million in the first fiscal quarter 2002, compared to $1.3 million in the same period a year ago. The Phase II/III clinical trial for Neurodex (formerly AVP-923) in the treatment of emotional lability accounted for 29% of all R&D spending in the first fiscal quarter 2002. The Phase II/III clinical trial for Neurodex was approximately 66% completed at December 31, 2001. Toxicology and other preclinical research related to AVANIR’s lead compound for the treatment of allergies and allergic asthma accounted for 17% and development of human antibody generation technology within Xenerex Biosciences accounted for 14% of R&D spending in the first fiscal quarter 2002. The balance of R&D spending was for other programs, including preclinical research related to inflammation and cholesterol lowering compounds, and for operating and maintaining laboratory facilities.

We plan to continue increasing our spending on established R&D programs in the development pipeline. For example, through the next several quarters we intend to expand our clinical development programs for Neurodex by initiating a Phase II clinical trial for the treatment of diabetic neuropathic pain. We also intend to continue toxicology work and other advanced preclinical research on our lead compound for treating allergy and allergic asthma.

In the first fiscal quarter 2001, R&D expenses primarily related to initiating the Phase II/III clinical trial for Neurodex in treating emotional lability and development of the antibody generation technology. The Neurodex Phase II/III clinical trial began in November 2000.

General and Administrative Expenses — General and administrative expenses amounted to $954,000 in the first fiscal quarter 2002, representing a 23% increase over expenses of $773,000 in the same period in the prior year. Higher expenses were attributable to increased staff size to support growing R&D and commercial development programs. General and administrative expenses grew at a slower rate than R&D and sales and marketing expenses as the Company concentrated its efforts on R&D programs and outlicensing of docosanol 10% cream.

Sales and Marketing Expenses — During the first fiscal quarter 2002, sales and marketing expenses were $320,000, compared with $214,000 in the same period a year ago. Higher expenses in the first fiscal quarter 2002 were related to expanding efforts to out-license docosanol 10% cream in Europe and the Middle East, establishing a research collaboration in the People's Republic of China, and increasing commercial development activity at Xenerex Biosciences. Sales and marketing activity for the same period in fiscal year 2001 was relatively low while we directed most of our efforts toward GlaxoSmithKline’s launch of Abreva.

Income from Operations

For the first fiscal quarter 2002, income from operations was $2.5 million, compared to $2.8 million for the same period a year ago. Higher fiscal 2002 operating expenses were only partially offset by the $1 million increase in revenues attributable to Abreva royalties. Higher operating expenses were related to the greater number and extent of R&D programs, increased staff size in the general and administrative areas, and increases in sales and marketing activities, including licensing activities for docosanol 10% cream.

Other Income and Expenses

Interest Income — In the first fiscal quarter 2002, interest income amounted to $188,000, compared to $335,000 for the same period a year ago. The decrease in interest income during the first fiscal quarter 2002 was primarily due to lower interest rates on investments compared with the same period a year ago.

Other Income — Other income for the first fiscal quarter 2002 primarily consists of one-time fees charged by the Company to potential licensees for exclusive rights to negotiate license agreements for docosanol 10% cream and rental income for use of the Company’s conference center and emergency standby power generating equipment.

Interest Expense — In the first fiscal quarter 2002, interest expense amounted to $15,000, compared to $3,000 for the same period a year ago. Higher levels of interest expense will continue for the foreseeable future. Higher interest expense for the first fiscal quarter 2002 was primarily related to $495,000 in new capital equipment lease financing transactions for an emergency power generator and various new pieces of laboratory equipment.

Net Income

For the first fiscal quarter 2002, net income attributable to common shareholders was $2.8 million, compared to $3.1 million for the same period a year ago. Basic net income per share was $0.05 and diluted net income per share was $0.04, compared to basic and diluted net income per share of $0.05 for the same period a year ago. Given the uncertainty in the amounts and timing of revenues other than Abreva™ royalties, and planned increases in spending associated with an expanded drug development pipeline, we expect to incur losses at least through the next two quarters. Thereafter, for a period of at least two years, we expect to have some quarterly periods of profitability and some quarterly periods of losses, depending on the amounts and timing of license fees and milestone payments.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had cash and cash equivalents of $12.5 million, short and long-term investments of $11.7 million and a net working capital balance of $12.6 million. At September 30, 2001, we had cash and cash equivalents of $16.5 million, short and long-term investments of $5.3 million and a net working capital balance of $16.4 million. We use finance leases to fund portions of our equipment purchases, but we do not maintain a line of credit with any financial institution. Explanations of the changes in net cash provided by operating and financing activities and net cash used for investing activities are provided below.

Operating Activities. Net cash provided by operating activities amounted to $2.8 million in the first fiscal quarter 2002, compared to $2.7 million during the same period a year ago. Net income of $2.8 million and $3.1 million for the fiscal quarters ended 2002 and 2001, respectively, accounted for most of the net cash provided by operating activities. Net cash provided by operating activities increased in the first fiscal quarter 2002 over the same period a year ago because we obtained better payment terms from a number of vendors, which enabled us to reduce the amount of prepayments on our purchases of equipment and services.

Investing Activities. Net cash used for investing activities during the first fiscal quarter 2002, amounted to $6.8 million, including investments in securities totaling $7.7 million, capital expenditures of $189,000 and patent costs of $128,000, partially offset by sales and maturities of investments totaling $1.2 million. As short-term interest rates came down through most of 2001, we sought to achieve higher yields on our available cash by investing in securities that had maturities longer than one year. Our investment strategy of seeking higher yields through longer maturities of government securities and bank CDs primarily resulted in a $4 million reduction in cash and cash equivalents and a $6.4 million net increase in short and long-term investments. Net cash used for investing activities in the first fiscal quarter 2001 amounted to $423,000, including capital expenditures of $290,000 and patent costs of $228,000.

Financing Activities. During the first fiscal quarter 2002, net cash used for financing activities amounted to $12,000. During the same period a year ago, net cash provided by financing activities amounted to $868,000, primarily from issuances of Class A common stock on exercises of stock options and stock purchase warrants. Other financing activities in the fiscal quarters ended 2002 and 2001, related primarily to short-term financing of insurance premiums and payments of dividends on preferred stock.

We believe that cash and short and long-term investments totaling $24.3 million at December 31, 2001, provide us with sufficient liquidity to fund at least two years of operating costs. However, given the uncertainty of the timing and amounts of revenues from sources other than royalties and our plans for expanding our drug development pipeline, it is more likely than not that we will raise capital in the next twelve months to enhance our capital base and liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 11, “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Seasonality. Our sequential royalty revenues from sales of Abreva by GlaxoSmithKline in the United States are expected to fluctuate downward in the summer months based on historical industry sales data for cold sore treatments, which indicates some seasonality.

•	Acquisitions/alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

•	Concentration of significant customers, suppliers and industries. Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 91% and 93% of our fiscal 2001 and 2000 net revenues, respectively. All of the milestone payments from GlaxoSmithKline have now been received. Future revenues from GlaxoSmithKline will come exclusively from Abreva royalties. Our business could be adversely affected if GlaxoSmithKline terminated its business relationship with us or significantly reduced the amount of marketing and promotion of Abreva. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

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

Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel, Korea, Egypt and other parts of the Middle East. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distributorship arrangements for territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

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

We intend to continue to make investments in products and technologies, acquire or inlicense technologies, and, in the future, could acquire entire companies to expand our product development pipeline and sales revenues. Acquisitions and strategic alliances often involve risks, including: difficulty in assimilating the acquired technologies, operations and employees, difficulty in managing research collaborations, difficulty in retaining key employees of an acquired operation, disruption of our ongoing business, inability to successfully integrate the acquired technology and operations into our business and lack of experience in developing the acquired technology.

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

Our success depends on the performance of a small core staff of key management and scientific employees with biotech experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we were to lose one or more of our key scientists, then we would lose the history and their knowledge potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained.

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 45 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people throughout the year. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have “key person” life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property for docosanol, with 22 U.S. and foreign docosanol patents and 39 additional docosanol-related patent applications pending. We also have patent and patent applications pending on other products and technologies, and have inlicensed the rights to market a potential product that treats multiple central nervous system disorders that has six issued patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

•	the claims in the pending patent applications will be allowed or that we will even be issued additional patents;

•	present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

•	our proposed technologies will not infringe other patents or rights owned by others, including licenses that may not be available to us;

•	any issued patents will provide us with significant competitive advantages; or

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

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

As of February 1, 2002, the Company had outstanding stock options to purchase an aggregate of 5,144,994 shares of Class A common stock at exercise prices ranging from $0.30 to $6.44 per share and warrants to acquire up to 1,184,550 shares of Class A common stock at exercise prices ranging from $0.9144 to $2.715 per share. The Company has other securities that may have a dilutive effect, including 50 shares of Series D redeemable convertible preferred stock, which at recent market prices may be converted into approximately 186,900 shares of Class A common stock at a fixed conversion price of $2.715 per share.

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

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 3.1 years as of December 31, 2001 (2.8 years as of September 30, 2001). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

PART II OTHER INFORMATION

Item 1-5. NOT APPLICABLE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/Gerald J. Yakatan, Ph.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	February 14, 2002

/s/Gregory P. Hanson Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2002