Form 10-Q
period 2002-03-31
AVANIR PHARMACEUTICALS
filed 2002-05-15
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

The number of shares of Common Stock of the Registrant issued and outstanding as of May 1, 2002:

Class A Common stock, no par value	58,258,033
Class B Common stock, no par value	18,500

AVANIR PHARMACEUTICALS

FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	29

AVANIR PHARMACEUTICALS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,850,681	$16,542,545
Short-term investments	123,822	23,179
Receivables	931,634	898,676
Inventory	222,585	222,585
Prepaid expenses	635,174	581,298

Total current assets	10,763,896	18,268,283
Investments in securities (Note 6)	12,004,478	4,897,390
Restricted investment	388,122	388,122
Property and equipment, net	2,375,462	2,217,094
Intangible assets, net	1,401,743	1,174,928
Other assets	105,162	108,136

TOTAL ASSETS	$27,038,863	$27,053,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,200,311	$734,701
Accrued expenses and other liabilities	1,200,199	858,991
Accrued compensation and payroll taxes	416,393	355,526
Loan payable	56,420	186,122
Current portion of capital lease obligations	118,569	105,366

Total current liabilities	2,991,892	2,240,706
Capital lease obligations, net of current portion	381,139	351,784

Total liabilities	3,373,031	2,592,490

COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; 50 shares issued and outstanding	512,021	502,903
SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating — 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — no par value:
Class A — 99,288,000 shares authorized; 58,252,033 and 57,976,381 issued and outstanding	86,967,208	86,626,355
Class B — 712,000 shares authorized; 18,500 and 36,500 shares issued and outstanding (convertible into Class A Common Stock)	10,895	19,895
Accumulated deficit	(63,678,273)	(62,735,080)
Accumulated other comprehensive income (loss)	(146,019)	47,390

Total shareholders’ equity	23,153,811	23,958,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,038,863	$27,053,953

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,		Six months ended March 31,

	2002	2001	2002	2001

REVENUES:
Contract and license revenues	$17,500	$2,350	$5,084,167	$5,012,350
Royalty revenues	719,752	1,253,051	1,783,300	1,253,051
Grant revenue	1,126	16,803	1,126	72,535

Total revenues	738,378	1,272,204	6,868,593	6,337,936

EXPENSES:
Product launch expenses	—	492,229	—	492,229
Research and development	3,164,908	2,462,965	5,511,767	3,771,090
General and administrative	1,078,971	1,048,916	2,033,039	1,821,611
Sales and marketing	360,765	291,975	680,797	506,294

Total operating expenses	4,604,644	4,296,085	8,225,603	6,591,224

LOSS FROM OPERATIONS	$(3,866,266)	$(3,023,881)	$(1,357,010)	$(235,288)
Interest income	180,911	340,129	368,826	673,899
Other income	4,008	—	86,948	1,600
Interest expense	(18,241)	(1,579)	(32,843)	(4,438)

NET INCOME (LOSS)	$(3,699,588)	$(2,685,331)	$(934,079)	$417,773

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss)	$(3,699,588)	$(2,685,331)	$(934,079)	$417,773
Dividends on redeemable convertible preferred stock	(6,250)	(6,164)	(12,500)	(12,465)
Accretion of discount related to redeemable convertible preferred stock	(4,509)	(4,459)	(9,118)	(9,118)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,710,347)	$(2,695,954)	$(955,697)	$396,190

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.06)	$(0.05)	$(0.02)	$0.01

DILUTED	$(0.06)	$(0.05)	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	58,240,466	57,346,992	58,133,775	57,281,146

DILUTED	58,240,466	57,346,992	58,133,775	61,262,875

See notes to the financial statements.

AVANIR PHARMACEUTICALS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$(934,079)	$417,773
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	275,654	276,409
Compensation paid with common stock and stock options	89,298	31,828
Loss on sale or disposal of assets	485	16,482
Changes in assets and liabilities:
Accounts receivable	(32,958)	(1,310,486)
Inventory	—	(212,781)
Prepaid and other	(50,902)	135,945
Deferred costs	—	(256,175)
Accounts payable	465,610	(105,536)
Accrued expenses and other liabilities	341,209	700,959
Accrued compensation and payroll taxes	60,867	78,671

Net cash provided by (used for) operating activities:	215,184	(226,911)
INVESTING ACTIVITIES:
Investments in securities	(8,601,136)	—
Proceeds from sales and maturities of investments	1,200,000	389,102
Patent costs	(250,570)	(355,214)
Capital expenditures	(300,111)	(793,167)

Net cash used for investing activities	(7,951,817)	(759,279)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	255,054	1,123,184
Dividends paid on preferred stock	(12,500)	—
Repayment of notes payable	(197,785)	(121,410)

Net cash provided by financing activities	44,769	1,001,774

Net increase (decrease) in cash and cash equivalents	(7,691,864)	15,584
Cash and cash equivalents at beginning of period	16,542,545	19,699,768

Cash and cash equivalents at end of period	$8,850,681	$19,715,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$32,843	$4,438

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment with capital leases	$110,641	—
Patent purchased with common stock	—	$111,158

See notes to the financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

We (also referred to as “AVANIR” or the “Company”) have prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. These statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In our opinion, we have presented the consolidated financial statements, including all adjustments consisting only of normal recurring accruals that are necessary to summarize fairly our financial position as of March 31, 2002, and the results of operations for the three and six-month periods ended March 31, 2002, and March 31, 2001. The results of operations for the three and six-month periods ended March 31, 2002, may not be indicative of the results that may be expected for the fiscal year ending September 30, 2002.

2. RECLASSIFICATIONS

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

3. ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. BALANCE SHEET DETAIL

     The following tables provide details of selected balance sheet items.

	March 31,	September 30,
	2002	2001

Property and equipment, net:
Leasehold improvements	$814,346	$753,824
Computer equipment and related software	363,506	296,862
Research and development equipment	2,104,071	1,831,645
Office equipment, furniture, and fixtures	225,286	218,796

	3,507,209	3,101,127
Less accumulated depreciation and amortization	(1,131,747)	(884,033)

Property and equipment, net	$2,375,462	$2,217,094

Intangible assets, net:
Intangible costs	$1,564,275	$1,313,704
Less accumulated amortization	(162,532)	(138,776)

Intangible assets, net	$1,401,743	$1,174,928

5. INVENTORY

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

6. INVESTMENTS

     The following tables summarize the Company’s investments in securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain(2)	Loss(2)	Value

As of March 31, 2002:
Certificates of deposit	$1,712,156	—	$(16,450)	$1,695,706
Government securities	10,775,000	$7,148	(136,717)	10,645,431
Commercial paper	200,000	5,144	—	205,144

Total	$12,687,156	$12,292	$(153,167)	$12,546,281

Reported as:
Short-term investments:
Classified as held to maturity	$123,822
Long-term investments:
Classified as available for sale	$11,804,478
Classified as held to maturity	200,000
Restricted investment (1)	388,122

Long-term investments	$12,392,600

Total	$12,516,422

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain(3)	Loss	Value

As of September 30, 2001:
Certificates of deposit	$411,301	—	—	$411,301
Government securities	4,650,000	$48,952	—	4,698,952
Commercial paper	200,000	8,862	—	208,862

Total	$5,261,301	$57,814	—	$5,319,115

Reported as:
Short-term investments:
Classified as held to maturity	$23,179
Long-term investments:
Classified as available for sale	$4,497,390
Classified as held to maturity	400,000
Restricted investment (1)	388,122

Long-term investments	$5,285,512

Total	$5,308,691

(1)	A restricted investment amounting to $388,122 as of March 31, 2002, and September 30, 2001, represents an amount that we pledged to our bank as collateral for a letter of credit that our bank issued in connection with our lease of office and laboratory space.

(2)	Gross unrealized gains of $7,148 on government securities and gross unrealized losses of $153,167 on other investments represent an accumulated net unrealized loss of $146,019, which is reported as “Accumulated other comprehensive loss” on the consolidated balance sheet as of March 31, 2002.

(3)	Includes government securities with maturities in excess of 90 days and having gross unrealized gains totaling $47,390, which has been reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2001.

7. COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

We computed basic income per share and basic loss per share by dividing the net income and net loss by the weighted average number of common shares outstanding during the period (“Basic EPS method”). We compute diluted earnings (loss) per common share by dividing the net income and net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for the three and six-month periods ended March 31, 2002 and March 31, 2001, using both the Basic EPS method and the Diluted EPS method.

8. DILUTED WEIGHTED AVERAGE NUMBER OF SHARES

The following table is the reconciliation from the basic to the diluted earnings (loss) per share computations for “net income (loss)” for the three and six-month periods ended March 31, 2002 and March 31, 2001:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$(3,699,588)	$(2,685,331)	$(934,079)	$417,773
Less:
Dividends on redeemable convertible preferred stock	(6,250)	(6,164)	(12,500)	(12,465)
Accretion of discount related to redeemable convertible preferred stock	(4,509)	(4,459)	(9,118)	(9,118)

Income (loss) available to common shareholders for basic earnings per share	(3,710,347)	(2,695,954)	(955,697)	396,190
Effect of dilutive securities:
Convertible preferred stock	—	—	—	(35,926)

Income (loss) available to common shareholders for diluted earnings per share	$(3,710,347)	$(2,695,954)	$(955,697)	$360,264

Denominator:
Shares for basic earnings per share — weighted average shares outstanding	58,240,466	57,346,992	58,133,775	57,281,146
Effect of dilutive securities:
Stock options(1)	—	—	—	2,759,608
Warrant shares(2)	—	—	—	1,042,562
Convertible preferred stock(3)	—	—	—	179,559

Shares for diluted earnings per share	58,240,466	57,346,992	58,133,775	61,262,875

Basic earnings (loss) per share	$(0.06)	$(0.05)	$(0.02)	$0.01

Diluted earnings (loss) per share	$(0.06)	$(0.05)	$(0.02)	$0.01

(1)	For the three-month periods ended March 31, 2002 and March 31, 2001, options to purchase 5,617,342 and 5,198,595 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive. For the six-month periods ended March 31, 2002 and March 31, 2001, options to purchase 5,617,342 and 4,500 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(2)	For the three-month periods ended March 31, 2002 and March 31, 2001, warrants to purchase 1,184,550 and 1,372,131 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive. For the six-month period ended March 31, 2002, warrants to purchase 1,184,550 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(3)	For the three-month periods ended March 31, 2002 and March 31, 2001, preferred stock convertible into 218,646 and 179,559 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive. For the six-month period ended March 31, 2002, preferred stock convertible into 218,646 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

9. SHAREHOLDERS’ EQUITY

Series C Junior Participating Preferred Stock

None of the Series C Junior Participating Preferred Stock is outstanding.

Series D Redeemable Convertible Preferred Stock

At March 31, 2002 and September 30, 2001, 50 shares of Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

Class B Common Stock Conversion

On February 4, 2002, 18,000 shares of Class B common stock converted to 18,000 shares of Class A common stock.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” and “expect” and similar expressions as they relate to AVANIR are included to identify forward-looking statements. Many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report as set forth below and under “Additional Factors that Might Affect Future Results” and in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission. We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

Overview

AVANIR Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a biopharmaceutical drug discovery and development company. AVANIR is engaged in research, discovery, development and licensing of innovative drug products, and through its subsidiary, Xenerex Biosciences (“Xenerex”), sales of antibody generation services and antibody product development. AVANIR currently has the first over-the-counter drug that has been approved by the United States Food and Drug Administration (FDA) for the treatment of cold sores.

Marketed in North America by GlaxoSmithKline, Abreva™ (docosanol 10% cream) was launched in the United States in late 2000. According to AC Nielson, Abreva is the largest selling consumer healthcare product in the United States for the treatment of cold sores. The consumer research group also ranked Abreva among the ten top selling new consumer healthcare products introduced in the twelve-month period ended December 2001. Under the license agreement with GlaxoSmithKline, AVANIR has received $25 million in milestone payments and will continue to receive royalties on Abreva product sales until at least 2014.

AVANIR has completed other license agreements for docosanol 10% cream in Canada, South Korea, Israel, Egypt and other countries in the Middle East and is assisting those companies in their efforts to obtain regulatory approvals for manufacturing and marketing the drug in those markets.

In May 2002, AVANIR filed for marketing approval of docosanol 10% cream with the Medical Products Agency (MPA) in Sweden. In seeking regulatory approvals in the European Union (EU), AVANIR chose to make its first submission to the Swedish MPA because it is a mutual recognition country held in high regard by the other EU regulatory agencies. If docosanol 10% cream is approved for marketing in Sweden by the MPA, we intend to ask the MPA to prepare a mutual recognition package for consideration by regulatory agencies in other European countries that we have selected.

AVANIR’s drug development pipeline consists of clinical, pre-clinical and drug discovery programs. Current clinical development programs are centered around Neurodex™ (formerly AVP-923), which could potentially provide a novel approach for the treatment of several central nervous system disorders. The leading clinical development program is for the treatment of pseudobulbar affect, a symptom of Lou Gehrig’s disease (amyotrophic lateral sclerosis or ALS) for which no FDA-approved drug is indicated. Enrollment in a Phase II/III clinical trial for the treatment of pseudobulbar affect in patients with ALS was completed in April 2002. We expect to complete the trial and report the results in calendar year 2002. If the trial is successful, we plan to follow it with a Phase III clinical trial in patients suffering from pseudobulbar affect and who have multiple sclerosis. If the clinical trials show positive results, we plan to file a New Drug Application (NDA) with the FDA in 2004. We also intend to initiate a Phase II dosing trial for Neurodex in the treatment of diabetic neuropathic pain later in 2002. Our preclinical research and drug discovery programs are directed primarily toward large therapeutic areas, including allergies and asthma, inflammatory diseases and cholesterol reduction.

Partnering represents an important source of funds to us to pursue development of all of our potential drugs and technology platforms. We intend to fund our current preclinical development programs, if successful, at least until we are able to obtain Investigational New Drug (IND) status and begin clinical trials. Thereafter, we intend to seek partners for co-development or issue licenses to develop and market our potential new drugs. Co-development would allow us to share development costs. Licensing would provide an opportunity to receive license fees and milestone payments as the product is developed and royalties on product sales if a product is successfully launched.

We also expect that Xenerex will help establish new research collaborations as it produces human monoclonal antibodies to selected targets. In January 2002, Xenerex entered into its third collaborative research agreement for generating fully human monoclonal antibodies to target antigens provided by research partners. Xenerex now has contracts to generate antibodies to eight target antigens provided by its partners. Xenerex is also producing antibodies to targets identified internally for future research and development by the Company.

Revenue-generating Contracts

As of May 1, 2002, we had entered into seven contracts that are generating or could generate important revenues in the future to help fund our research and development programs. Four of the contracts are in the form of Abreva™ or docosanol 10% cream license agreements. Three other contracts are through Xenerex and are in the form of antibody research service agreements. We expect that substantially all of our revenues for the next two quarters will be earned from license fees, milestone payments, raw materials supply, research fees and royalties under these contracts. GlaxoSmithKline continues to be our most significant revenue source. A list of our contractual arrangements is set forth below.

REVENUE-GENERATING CONTRACTS

	Type of	Date of	Product License
Company	Agreement	Agreement	Or Service

GlaxoSmithKline	License of Abreva™ (U.S. and Canada)	March 31, 2000	Cold sore product license
CTS Chemical Industries, LTD	Docosanol license (Israel)	July 6, 1993	Cold sore product license
Boryung Pharmaceuticals Co., LTD	Docosanol license (South Korea)	March 11, 1994	Cold sore product license
BioPharm Group	Docosanol license (Egypt/Other Middle East)	January 11, 2002	Cold sore product license
Eos Biotechnology, Inc.	Antibody research by Xenerex	December 21, 2001	Antibody generation Services
Peregrine Pharmaceuticals	Antibody research by Xenerex	June 7, 2001	Antibody generation Services
DNAX Research, Inc.	Antibody research by Xenerex	January 21, 2002	Antibody generation Services

Research and Development Programs and Products in Clinical Development

We are currently conducting research on a number of potential therapeutic products and technology platforms that are in various phases of clinical and pre-clinical development. Pharmaceutical research and development (R&D) programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that they will be approved for marketing by domestic and/or foreign regulatory agencies. Development of drugs through all clinical phases for large therapeutic areas would cost substantially in excess of funds currently available to the Company. As a result, we do not intend to fund all clinical development stages ourselves. Assuming we make successful progress in our development programs, we intend to pursue our development programs using our own funds in the early clinical stages and then partner or license our technology when our research has been validated by Phase I or Phase II clinical data. Later stages of development will require that we license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research will ever reach the stage of a new drug application (NDA) with the FDA or that the NDA will be approved. The table below sets forth the status of our proprietary products in clinical development, our research programs and the estimated cost to complete the next milestone.

Research and Development Program Expenses

			Three Months Ended		Six Months Ended		Inception
							through
							March 31,
Product		Status	March 31,	March 31,	March 31,	March 31,	2002
Candidate or Program	Indication	(2)	2002	2001	2002	2001	(3)

Product Candidates
Neurodex	Emotional lability	Clinical Phase II/III	$663,632	$578,110	$1,097,899	$743,068	$3,088,334
Neurodex	Neuropathic pain	Clinical Phase II	260,175	485,085	494,590	590,719	1,576,228
IgE Regulator	Allergy and Asthma	Pre-clinical	716,344	372,957	1,201,382	765,438	5,199,015

Funded Research
Grant Program Research	Genital Herpes	Pre-clinical	1,126	24,835	1,126	80,567	115,808

Other Preclinical Research Programs
Drug Discovery through technology platforms (CCM™, MIF and Monoclonal Antibody Technology)	Anti-Inflammation, cholesterol reduction and anti-cancer	Pre-clinical	966,952	559,478	1,671,949	832,964	4,641,102

Other (1)			556,679	442,500	1,044,821	758,334

Total			$3,164,908	$2,462,965	$5,511,767	$3,771,090

1.	“Other” includes primarily laboratory occupancy costs and scientific management.

2.	At March 31, 2002, we held the worldwide rights to manufacture, market and sell all of the products in clinical development and any of the products that might come from our R&D programs. Estimated costs and timing to complete certain milestones for each of our product candidates or research programs are as follows: complete Phase II/III clinical trial and one additional Phase III clinical trial for emotional liability ($4 - 6 million over next two years); one Phase II clinical trial for neuropathic pain ($1 - 2 million over next 12 months); completion of work on IgE regulator and file IND ($2 - 3 million by December 2002); completion of genital herpes research grants ($1.2 million spread over two years); and other research ($2 - 4 million a year).

3.	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

Neurodex

Neurodex is a patented, orally administered combination of dextromethorphan (DM) and an enzyme inhibitor that sustains elevated levels of dextromethorphan on a proposed twelve-hour dosing schedule. AVANIR is developing Neurodex for use in multiple indications including pseudobulbar affect (also known as emotional lability) and neuropathic pain. AVANIR has an investigational new drug application (IND) in place for Neurodex and has completed Phase I clinical trials to establish the safety of the drug combination of dextromethorphan and an enzyme inhibitor. Enrollment in a Phase II/III clinical trial to examine the efficacy of Neurodex as a treatment for emotional lability began in February 2001 and closed in April 2002. Results from this clinical trial should be available shortly after mid-year. Pending positive results from this clinical trial, AVANIR plans to initiate a second pivotal Phase III trial that will be conducted in multiple sclerosis (MS) patients in 2002. An open-label safety study will also be conducted starting in 2002. The open-label study will include patients with symptoms of emotional lability occurring in stroke, Alzheimer’s disease, ALS or MS.

The neuropathic pain indication is also in clinical development and we intend to begin a Phase II, open-label dose-ranging trial in patients with diabetic neuropathy by the third quarter of 2002.

Allergy and Asthma Research (IgE Regulator)

A key component in the pathophysiology of both allergy and asthma is the overproduction of immunoglobulin epsilon (IgE) antibodies. We have identified a family of orally active small molecules that selectively inhibit or prevent the production of IgE antibodies. As of March 31, 2002, we were engaged in toxicology studies of our lead compound. We intend to file for an IND application for our lead compound with the FDA before December 31, 2002. Thereafter, we intend to continue to develop the lead compound to a clinical stage that could be attractive for partnering. Assuming we are successful in filing an IND for the product, we intend to begin shortly thereafter the process of seeking a partner to help fund further development. We expect to require a partner at least before Phase III clinical development because the cost of Phase III clinical trials in this large therapeutic area would require substantially more financial resources than we anticipate will be available at that time. AVANIR’s allergy and asthma research is currently in the preclinical stage of development.

Genital Herpes Research (Grant Programs)

We have completed studies that showed the effectiveness of a docosanol-based product in an animal model of herpes simplex infections. Recently, we received a Phase II Small Business Innovative Research (SBIR) grant and a California Technology Investment Partnership (CalTIP) grant to be used in the development of a topical treatment for genital herpes (HSV-2). The SBIR grant is being used to fund the pre-clinical research. The CalTIP funds will be used for defining and assessing the market including assessment of competitive landscape, product opportunities, brand identification and possible brand names for a potential genital herpes product. Our SBIR grant, together with the CalTIP grant, brings total funds awarded to AVANIR for further research and development of a potential new treatment of genital herpes to $1,159,000. The SBIR grant represents a two-year period of funding of approximately $500,000 each year for the Company’s research project.

Other Preclinical Research

Anti-Inflammatory Research (MIF Inhibitor) — We recently acquired a proprietary series of compounds that inhibit or block the activity of macrophage migration inhibitory factor (MIF). MIF is a protein that plays a central role in inflammation pathways. Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis, asthma and sepsis. Our goal is to identify and develop an orally administered compound that can be developed as an innovative therapy for the treatment of inflammatory diseases. We expect to require a partner to help develop this product through clinical trials. Our MIF technology platform is currently in the early preclinical stage of development.

Cholesterol Reduction (CCM™ Technology) — Our research on cholesterol lowering agents is a very early stage drug discovery program that has been implemented to discover agents that will be valuable in the treatment and prevention of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. We have a proprietary technology, code named CCM, that we are using to identify peptides that may be capable of accelerating the removal of excess cholesterol from peripheral tissues and transporting it to the liver for elimination.

Monoclonal Antibodies Research — As of March 31, 2002, we have established research collaborations with three companies to use our proprietary technology to produce fully human monoclonal antibodies to potential disease targets. These research collaborations typically provide us with advance payments to conduct research and provide for milestone payments in the event that we are successful in meeting certain predetermined stages of development. Xenerex is also conducting research on developing antibodies to targets identified by AVANIR and itself for possible addition to the Company’s own drug discovery and development programs.

RESULTS OF OPERATIONS— THREE MONTHS ENDED MARCH 31, 2002

Revenues

Revenue for the second quarter of fiscal 2002 was $738,000, compared to revenue of $1.3 million for the same period last year. Revenue in both periods consisted primarily of royalties on sales of Abreva™ from GlaxoSmithKline. Royalties in the prior year included payments resulting from initial Abreva sales to fill the product distribution pipeline by stocking shelves in wholesale and retail outlets during product launch. From a consumer standpoint, retail sales of Abreva for the second quarter of fiscal 2002 increased by 60% from the same period a year ago. Retail sales are not the basis for calculating Abreva royalties, as our royalties are based on wholesale sales, but we believe retail sales represents a good indicator of Abreva product performance. The Company reached completion of its milestone payments from GlaxoSmithKline during the first quarter of fiscal 2002.

Our revenues for the next several quarters will depend substantially on the amount of royalties earned from Abreva product sales, the amount of potential license fees, royalties and milestone payments from international licensees of docosanol 10% cream, and new business at Xenerex, including milestones in providing human antibodies.

We believe GlaxoSmithKline’s launch of Abreva™ has been very successful to date, as demonstrated by achieving market leadership in the first year of introduction. We expect that sales of Abreva will generate royalties to AVANIR in the range of $3.3 million to $4.5 million during fiscal 2002, depending on GlaxoSmithKline’s level of product promotion and the timing of regulatory approval for marketing the product in Canada. We believe that future royalties on sales of Abreva will provide an important source of funds for pursuing our development programs.

We continue to make progress in outlicensing docosanol 10% cream in international markets, which represent potential new sources of revenues for us in the future. Our ability to earn license fees and milestone payments from international sources will depend substantially on the timing of foreign regulatory approvals and the timing of product launch by our licensees, which are substantially outside of our control.

We expect that our subsidiary, Xenerex Biosciences, will gradually become a significant source of revenues through its antibody generation services business. Revenues from research collaborations should help fund Xenerex’s research, but the larger milestone payments that typically accompany these collaborations will depend on the progress made by our partners in evaluating, selecting and advancing our antibodies through the development pipeline. Progress by our research partners is largely unpredictable and will take years of development before an antibody reaches the market, if ever, assuming it is selected for further development.

Expenses

Operating Expenses — Total operating expenses amounted to $4.6 million in the second quarter of fiscal 2002, compared to $4.3 million in the same period in fiscal 2001. The 7% increase in operating expenses was primarily caused by a 28% increase in spending on research and development programs. The second fiscal quarter 2001 included product launch costs of $492,000. Research and development programs accounted for 69% and 57% of total operating expenses for the fiscal quarters ended March 31, 2002 and 2001, respectively. General and administrative expenses accounted for 23% and 24% of total operating expenses for the fiscal quarters ended March 31, 2002 and 2001, respectively. Sales and marketing expenses accounted for 8% and 7% of total operating expenses for the fiscal quarters ended March 31, 2002 and 2001, respectively. These and other costs are more fully described below.

Research and Development (R&D) Expenses — R&D expenses increased to $3.2 million in the second fiscal quarter 2002, compared to $2.5 million in the same period a year ago. The growth in R&D expenses reflected the Company’s expanded product development pipeline and advances in clinical and preclinical development, including accelerated patient enrollments in the Phase II/III clinical trial for Neurodex (formerly AVP-923) for the treatment of emotional lability. Also during fiscal 2002, AVANIR initiated toxicology work on its novel lead compound for treating allergy and asthma.

Total R&D spending by major program for the second quarter of fiscal 2002 included Neurodex clinical development (29%), allergy and asthma research (23%), Xenerex’ antibody generation research (12%) and other preclinical research related to anti-inflammation and cholesterol reduction (19%). The balance of R&D spending was primarily for routine costs associated with operation and maintenance of laboratory facilities. In the second quarter of fiscal 2001, R&D expenses were related primarily to the early stages of enrollment in the Neurodex Phase II/III clinical trial and in the development of the antibody generation technology.

We plan to continue increasing our spending on established R&D programs in the product development pipeline. We intend to expand our clinical development programs for Neurodex through the next several quarters. This expansion will include both a Phase II clinical trial for the treatment of neuropathic pain and a Phase III clinical trial of emotional lability in patients with multiple sclerosis. We also intend to continue toxicology work and other advanced preclinical research on our lead compound for treating allergy and allergic asthma and other preclinical research in the areas of anti-inflammation, cholesterol reduction and drug discovery through antibody generation research.

General and Administrative Expenses — General and administrative expenses amounted to $1.1 million in the second fiscal quarter 2002, representing a 3% increase over expenses of $1.0 million in the same period in the prior year. General and administrative expenses grew at a slower rate than R&D and sales and marketing expenses as the Company concentrated its efforts on expanding its R&D programs and outlicensing of docosanol 10% cream.

Sales and Marketing Expenses — During the second fiscal quarter 2002, sales and marketing expenses were $361,000, compared with $292,000 in the same period a year ago. The increase in expenses was due primarily to the legal and consulting costs of outlicensing docosanol 10% cream, establishing a research collaboration in the People’s Republic of China and increasing commercial development activity at Xenerex. Sales and marketing activity in fiscal year 2001 was relatively lower while we directed our efforts toward out-licensing rights to manufacture and sell docosanol 10% cream outside North America.

Other Income and Expenses

Interest Income — In the second fiscal quarter 2002, interest income amounted to $181,000, compared to $340,000 for the same period a year ago. The decrease in interest income during the second fiscal quarter 2002 was primarily due to lower interest rates on investments compared with the same period a year ago.

Other Income — Other income for the second fiscal quarter 2002 primarily consists of one-time fees charged by the Company to potential licensees for exclusive rights to negotiate license agreements for docosanol 10% cream and rental income for use of the Company’s conference center and emergency standby power generating equipment.

Interest Expense — In the second fiscal quarter 2002, interest expense amounted to $18,000, compared to $1,500 for the same period a year ago. Increased levels of interest expense will continue for the foreseeable future. Increased interest expense for the second fiscal quarter 2002 was primarily related to $556,000 in new capital equipment lease financing transactions for an emergency power generator and various new pieces of laboratory equipment purchased since September 21, 2001.

Net Loss Attributable To Common Shareholders

For the second fiscal quarter 2002, the net loss attributable to common shareholders was $3.7 million, compared to $2.7 million for the same period a year ago. Basic and diluted net loss per share was $0.06, compared to a basic and diluted net loss per share of $0.05 for the same period a year ago. We expect to incur losses at least through the next two quarters as we pursue our drug development strategy focused on large market therapeutic areas with significant partnering and licensing potential. Thereafter, for a period of at least two years, we expect to have some quarterly periods of profitability and some quarterly periods of losses, depending on the amounts and timing of license fees and milestone payments and through partnering arrangements for our R&D programs.

RESULTS OF OPERATIONS— SIX MONTHS ENDED MARCH 31, 2002

Revenues

Revenue for the first six months of fiscal 2002 amounted to $6.9 million, compared to $6.3 million for the same period a year ago. The 8% increase in revenue was due primarily to increased royalties earned by AVANIR from sales of Abreva™ generated by GlaxoSmithKline, reflecting increased market penetration since product launch began in October 2000. Revenue for the first six months of fiscal 2002 included a $5 million milestone when Abreva reached the one-year anniversary after product launch and $1.8 million in royalties on Abreva product sales. Revenue for the first six months of fiscal

2001 included a $5 million milestone earned on the Abreva product launch and $1.3 million in royalties on Abreva product sales.

AVANIR’s revenues for the next several quarters will depend primarily on the amount of royalties earned from Abreva product sales, the amount of potential license fees, royalties and milestone payments from international licensees of docosanol 10% cream, and the achievement of milestones in providing human antibodies at Xenerex.

Expenses

Operating Expenses — Total operating expenses amounted to $8.2 million for the first six months of fiscal 2002, compared to $6.6 million for the same period of fiscal 2001. The 25 % increase in operating expenses was primarily due to a $1.7 million or 46% increase in spending on R&D programs, including increases associated with allergy and asthma research, clinical trials of Neurodex, and the addition of MIF research. Expenditures on R&D programs accounted for 67% and 57% of total operating expenses for the first six months of fiscal 2002 and 2001, respectively. General and administrative expenses accounted for 25% and 28% of total operating expenses for the first six months of fiscal 2002 and 2001, respectively. Sales and marketing expenses accounted for 8% of total operating expenses for the first six months of fiscal 2002 and 2001. These and other costs are more fully described below.

Research and Development Expenses — Total R&D expenses amounted to $5.5 million for the first six months of fiscal 2002, compared to $3.8 million for the same period a year ago. A breakdown of major R&D spending for the first six months of the current fiscal year included Neurodex research (29%), allergy and asthma research (22%), antibody generation research within Xenerex (13%) and other preclinical research related to inflammation and cholesterol reduction (17%). The balance of R&D spending primarily reflected routine costs associated with operation and maintenance of laboratory facilities.

General and Administrative Expenses — General and administrative expenses amounted to $2 million in the first six months of fiscal 2002, representing a 12% increase over expenses of $1.8 million in the same period in the prior year. Compared with the same period a year ago, higher expenses were attributable to an increase in administrative staff size to support growing R&D and commercial development operations, a 172% increase in utilities expense and a 77% increase in depreciation expense. General and administrative expenses grew at a slower rate than R&D and sales and marketing expenses as the Company concentrated its efforts on R&D programs.

Sales and Marketing Expenses — Sales and marketing expenses during the first six months of fiscal 2002 were $681,000, compared with $506,000 in the same period a year ago. Increased expenses in the first six months of fiscal 2002 were related to legal and consulting costs to out-license docosanol 10% cream in Europe and the Middle East, establishing a research collaboration in the People’s Republic of China, and increasing commercial development activity at Xenerex Biosciences. Sales and marketing activity for the same period in fiscal year 2001 was relatively low while we directed most of our efforts toward GlaxoSmithKline’s launch of Abreva.

Other Income and Expenses

Interest Income — In the first six months of fiscal 2002, interest income amounted to $369,000, compared to $674,000 for the same period a year ago. The decrease in interest income during the first six months of fiscal 2002 was primarily due to lower interest rates on investments compared with the same period a year ago.

Other Income — Other income for the first six-months of fiscal 2002 primarily consists of one-time fees charged by the Company to potential licensees for exclusive rights to negotiate license agreements for docosanol 10% cream and rental income for use of the Company’s conference center and emergency standby power generating equipment.

Interest Expense — In the first six months of fiscal 2002, interest expense amounted to $33,000, compared to $4,000 for the same period a year ago. Increased levels of interest expense will continue for the foreseeable future. Increased interest expense for the first six months of fiscal 2002 was primarily related to the addition of $556,000 in new capital equipment lease financing transactions, primarily for an emergency power generator and various new pieces of laboratory equipment since September 21, 2001.

Net Income (Loss) Attributable To Common Shareholders

The net loss attributable to common shareholders for the first six months of fiscal 2002 was $956,000, compared to net income attributable to common shareholders of $396,000 for the same period a year ago. Basic and diluted net loss per share was $0.02 for the first six months of fiscal 2002, compared to basic and diluted net income per share of $0.01 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and investments of $21.4 million, including $8.9 million in cash and cash equivalents. At September 30, 2001, we had cash and investments of $21.9 million, including $16.5 million in cash and cash equivalents. Explanations of the changes in net cash provided by or used for operating and financing activities and net cash used for investing activities are provided below.

Operating Activities — Net cash provided by operating activities in the first six months of fiscal 2002 amounted to $215,000, compared to net cash used for operating activities of $227,000 during the comparable period in fiscal year 2001. Net cash provided by operating activities for the first six months of fiscal 2002 is attributable primarily to increases in accounts payable ($466,000) and accrued compensation and other accrued expenses ($402,000) and depreciation and amortization ($276,000), which more than offset the net loss of $934,000. Net cash used in operating activities for the first six months of fiscal 2001 is attributable primarily to increases in accounts receivable ($1.3 million) and inventory ($213,000), partially offset by net income of $418,000, increases in accrued compensation and other expenses ($780,000) and reduced prepaid expenses ($136,000).

Investing Activities — Net cash used for investing activities during the first six months of fiscal 2002 amounted to $8 million, including investments in securities totaling $8.6 million, capital expenditures of $300,000 and patent costs of $251,000, partially offset by maturities of securities of $1.2 million. As short-term interest rates came down through most of 2002, we sought to achieve higher yields on our available cash by investing in securities that had maturities longer than one year. Our investment strategy of seeking higher yields through longer maturities of government securities and bank CDs primarily resulted in a $7.2 million net increase in short and long-term investments for the first six months of fiscal 2002. Net cash used for investing activities in the first six months of fiscal 2001 amounted to $760,000, including capital expenditures of $793,000 and patent costs of $355,000.

Financing Activities — Net cash provided by financing activities during the first six months of fiscal 2002 amounted to $45,000 and reflected funds received from issuances of common stock partially offset by repayment of short-term financing of insurance premiums and payments of dividends on preferred stock. During the same period a year ago, net cash provided by financing activities amounted to $1 million, primarily from issuances of Class A common stock on exercises of stock options and stock purchase warrants, partially offset by repayment of notes payable.

We believe that cash and short and long-term investments totaling $21.4 million at March 31, 2002, provide us with sufficient liquidity to sustain our present level of operations for one and one-half to two years based only on Abreva™ royalty revenues and not taking into consideration other sources of revenue or additional capital. To enhance our capital base and liquidity and to fund the development of a greater number of drug candidates and technology platforms now available to us, we intend to pursue several alternatives for raising additional funds during the next twelve months. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

CRITICAL ACCOUNTING POLICIES

Because of the significance of our revenue recognition policies to our financial statements, we believe it is appropriate to include our revenue recognition policies as critical accounting policies.

Milestone Payments in License Agreements

We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable.

Our largest and most significant license agreement is with GlaxoSmithKline. On March 31, 2000, we transferred the rights to GlaxoSmithKline to manufacture, use, and sell Abreva™ in the United States and Canada and gave them full control, authority and responsibility over research, development, registration including actions required to obtain appropriate government approvals, and commercialization of the product in that territory. As of December 31, 2001, GlaxoSmithKline had achieved all of the performance milestones under the agreement and we had earned all of the $25 million in license fees and milestone payments. We have no further obligations to perform any future services, deliver any product, or perform any marketing or sales of the product. Future revenues to be earned under the GlaxoSmithKline agreement will come solely from royalty revenues.

We expect to enter into additional license agreements in the future. We expect that each license agreement will have its own set of circumstances and terms of performance. We will consider the specific facts and circumstances of each license agreement to determine the appropriate accounting and revenue recognition for such items, including nonrefundable up-front fees and milestone payments and taking into consideration when the earnings process is complete and collection is reasonable assured.

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensee and computed in accordance with the specific terms of the license agreement. Since the launch of Abreva™ in October 2000, all of our royalties have come from GlaxoSmithKline. We intend to enter into additional license agreements that will contain royalties as a source of revenues. We expect that many of these additional license agreements will be with foreign-based companies.

Research Contracts

In certain circumstances, we may enter into research contracts or collaborations where we are obligated to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations.

As of March 31, 2002, Xenerex had entered into three research collaboration arrangements, all of which have research initiation fees. In these agreements, the customer provides antigens to Xenerex. Xenerex performs research to develop potential antibodies for those antigens (initial phase). If, after a reasonable commercial effort is made to develop an antibody, it is determined that none exists, the contract is complete and the initiation fee is recognized. If antibodies are developed, they are provided to the customer and a determination is made by the customer to have Xenerex perform further research or terminate the remaining contract. If the customer decides to have Xenerex continue research on the developed antibodies, there exists in the contract milestones that are tied to the completion of the different phases of effort such as when the customer files the Biologics License Application and when the customer obtains regulatory approval.

The research collaboration agreements also define the amount of royalties on product sales by the licensee, if the licensee successfully develops and obtains approval for marketing a product. The license fees and royalty rates, while defined as part of the research collaboration agreement, would still be subject to completion of a definitive license agreement with the customer.

Xenerex Research Initiation Fees — Xenerex defers research initiation fees and recognizes the revenue once Xenerex has completed its efforts to create antibodies. Under the three agreements at March 31, 2002, if Xenerex fails to create antibodies, then the remaining contract may be terminated and the research initiation fees are not refundable, indicating that the earnings process is complete, provided Xenerex has made a commercially reasonable effort to create antibodies. The status of Xenerex’ three existing collaborative agreements are as follows:

•	Peregrine Pharmaceuticals — The Peregrine contract provides for the creation of antibodies to three target antigens provided by Peregrine. As of March 31, 2002, Xenerex had advanced to the second stage of the research collaboration agreement for one of the three target antigens. The second stage is intended to provide Peregrine with more information on selected panels of the antibodies that meet the antibody characteristics desired by Peregrine. We earned and recognized a pro-rata portion of the research initiation fee as revenue associated with our efforts and included the amount in our contract and license fee revenues for the six months ended March 31, 2002. We have not completed the performance associated with stage two or other milestones in the agreement and have not earned or recognized any other revenues in the six months ended March 31, 2002.

•	Eos Biotechnology, Inc. — The Eos contract provides for the creation of antibodies to three target antigens provided by Eos. As of March 31, 2002, Xenerex had advanced to the second stage of the research collaboration agreement for two of the three target antigens. The second stage is intended to provide Eos with more information on selected panels of the antibodies that meet the antibody characteristics desired by Eos. We earned and recognized the research initiation fee as revenue associated with our commercial efforts on all three antigens and included the amount in our contract and license fee revenues in the prior fiscal year ended September 30, 2001. We have not completed the performance associated with stage two or other milestones in the agreement and have not earned or recognized any revenues in the six months ended March 31, 2002.

•	DNAX Research, Inc. — The DNAX contract provides for the creation of antibodies to two target antigens provided by DNAX. We have not completed the commercial efforts associated with the research initiation fees or achieved any of the milestones in the agreement. Therefore, as of March 31, 2002, we had not earned or recognized any revenues in the agreement.

Xenerex’ Receipt of Milestone Payments — In the research phases of the research collaboration agreement, Xenerex may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). Xenerex recognizes revenue once the product has been delivered, because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

•	The performance criteria have been met;

•	Any undelivered products or services are not essential to the functionality of the delivered products or services;

•	Payment for the delivered products or services is not contingent on delivery of the remaining products or services; and

•	We have an enforceable claim to receive the amount due in the event we do not deliver the remaining undelivered products or services.

Commercial Phase of Xenerex Research Contracts — Xenerex research collaboration agreements provide that a final license agreement will be executed to incorporate the terms and conditions for the commercial phase of the contract. We will evaluate revenue recognition in the commercial phase once a license agreement is executed and the commercial phase has commenced.

Other Research Contracts — As with all our research contracts, including the up-front initiation fee, we defer revenue recognition until services have been rendered or products (e.g. developed antibodies) are delivered. The milestones established within the contract are set to approximate the effort associated with the completion of each phase. Regardless of when we receive the payment associated with a research phase, we defer the revenue recognition until the service is completed or product is delivered.

Federal research grants

We recognize revenues from federal research grants over the period in which the related expenditures are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10, “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Seasonality — Our sequential royalty revenues from sales of Abreva by GlaxoSmithKline in the United States are expected to fluctuate downward in the summer months based on historical industry sales data for cold sore treatments, which indicates some seasonality.

•	Concentration of Significant Customers, Suppliers and Industries — Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 91% and 93% of our fiscal 2001 and 2000 net revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline. Future revenues from GlaxoSmithKline will come exclusively from Abreva royalties. Our business could be adversely affected if GlaxoSmithKline terminated its business relationship with us or significantly reduced the amount of marketing and promotion of Abreva. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of Milestones Under License Agreements May Be Outside Our Control — Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/Alliances — If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

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

AVANIR and its licensees could face the following risks in our efforts to obtain regulatory approval as an over-the-counter (“OTC”) product and to market and sell docosanol 10% cream in foreign countries:

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

Developing and testing a drug candidate is a very expensive and time-consuming process that may not ultimately lead to a marketable product.

We may spend millions of dollars in pre-clinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of those compounds, in which event we will be forced to write-off the research costs incurred for that compound. If a compound appears to be safe and effective in pre-clinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve millions of dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. There is no assurance that we will be able to find a large pharmaceutical company interested in licensing the drug or, if we do locate a potential licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

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

We anticipate that we may raise additional capital in the next twelve months through the sale of shares of our Class A Common Stock. If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than today’s price, the issuance of additional shares may depress our market price and dilute earnings per share.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel, Korea, Egypt and other parts of the Middle East. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

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

Our antibody generation services subsidiary, Xenerex Biosciences, faces intense competition and rapid technological change, and if we fail to provide services that keep pace with new technologies and gain market acceptance, our services and technologies could become obsolete.

The biotechnology industry is highly competitive and subject to significant and rapid technological change. We compete with several companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include Abgenix, Inc, Medarex, GenPharm, Kirin Brewing Co., Genmab, Cambridge Antibody Technology Group, Protein Design Labs, and MorphoSys. Many of these companies either alone or together with their customers, have substantially greater financial resources, larger research and development staffs, and substantially greater experience than we do.

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

Our business strategy for growth is not only through internal development, but also through inlicensing of products, potential products and/or technologies at various stages in the drug development pipeline. We will face intense competition in attempting to inlicense other products and technologies. In addition, we may not be able to locate suitable products and technologies to fit our strengths, obtain rights to these products and technologies on acceptable terms, or have the financial resources to develop products from the inlicensed technology. If we are unable to add to our product development pipeline, our growth may be limited and it may affect our business and stock price negatively. Also, we must have the financial resources to acquire and/or inlicense new products and technologies and develop and market the products, if approved. We can provide no assurance that we will be successful in our inlicensing strategy or that it will have the desired effect on our future growth or stock price.

Our inability to retain key management and scientific personnel could negatively affect our business.

Our success depends on the performance of a small core staff of key management and scientific employees with biotech experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we were to lose one or more of our key scientists, then we would lose the history and their knowledge, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained.

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 50 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people over the next twelve months. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have “key person” life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property for docosanol, with 22 U.S. and foreign docosanol patents and 39 additional docosanol-related patent applications pending. We also have patents and patent applications pending on other products and technologies, and have in-licensed the rights to market a potential product that treats multiple central nervous system disorders that has six issued patents. Because of the competitive nature of the bio-pharmaceutical industry, we cannot assure you that:

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

The testing, marketing, and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $2 million per incident and $2 million in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

We could incur significant liabilities as a result of material litigation.

In the ordinary course of business, we may face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover any resulting liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

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

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 3 years as of March 31, 2002 (2.8 years as of September 30, 2001). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

PART II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of AVANIR Pharmaceuticals was convened on March 14, 2002, at 10:00 a.m. local time. There were issued and outstanding on January 17, 2002, the record date, 58,195,381 shares of Class A common stock, each share being entitled to one vote, and 36,500 shares of the Company’s Class B common stock, each share being entitled to five votes, constituting all of the outstanding voting securities of the Company. There were present at the meeting in person or by proxy, shareholders of the Company who were the holders of 55,815,641 votes of the Company’s common stock entitled to vote thereat, constituting a quorum. The following votes were cast for each nominee for election to the Board of Directors:

	For	Withhold

Michael W. George	53,628,649	2,186,992
James B. Glavin	51,909,442	3,906,199
Susan Golding	53,088,515	2,727,126

The proposal to amend the 2000 Stock Option Plan (the “Plan”) to increase the number of shares of Class A common stock issuable under the Plan by 1,000,000 shares, to a total of 3,3000,000 shares received the following votes:

For	Against	Abstain

43,387,901	12,051,121	376,619

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending September 30, 2002, received the following votes:

For	Against	Abstain

54,155,717	1,347,016	312,908

     Each of the nominees was elected as Class I directors, and each of the other proposals was accordingly approved by the shareholders of the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/Gerald J. Yakatan, Ph.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	May 15, 2002

/s/Gregory P. Hanson Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2002