Form 10-Q
period 2002-06-30
AVANIR PHARMACEUTICALS
filed 2002-08-13
CIK 858803

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________.

Commission File No. 0-18734

AVANIR PHARMACEUTICALS
(Exact name of registrant as specified in its charter)

California	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the Registrant issued and outstanding as of August 1, 2002:

Class A Common stock, no par value Class B Common stock, no par value	58,270,533 13,500

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	30

Item 1. FINANCIAL STATEMENTS

AVANIR Pharmaceuticals

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	September 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,526,453	$16,542,545
Short-term investments in securities	678,179	23,179
Receivables	896,933	898,676
Inventory	213,956	222,585
Prepaid expenses	521,891	581,298

Total current assets	9,837,412	18,268,283
Investments in securities	8,907,597	4,897,390
Restricted investment	388,122	388,122
Property and equipment, net	2,648,182	2,217,094
Intangible assets, net	1,591,544	1,174,928
Other assets	103,610	108,136

TOTAL ASSETS	$23,476,467	$27,053,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,011,018	$734,701
Accrued expenses and other liabilities	1,642,755	858,991
Accrued compensation and payroll taxes	357,260	355,526
Loan payable	12,609	186,122
Current portion of capital lease obligations	121,814	105,366

Total current liabilities	4,145,456	2,240,706
Capital lease obligations, net of current portion	360,473	351,784

Total liabilities	4,505,929	2,592,490
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; 50 shares issued and outstanding	516,579	502,903
SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating — 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — no par value:
Class A — 99,288,000 shares authorized; 58,270,533 and 57,976,381 shares issued and outstanding	87,013,627	86,626,355
Class B — 712,000 shares authorized; 13,500 and 36,500 shares issued and outstanding (convertible into Class A common stock)	8,394	19,895
Accumulated deficit	(68,578,093)	(62,735,080)
Accumulated other comprehensive income	10,031	47,390

Total shareholders’ equity	18,453,959	23,958,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,476,467	$27,053,953

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Contract and license revenues	$5,000	$5,000	$5,089,167	$5,017,350
Royalty revenues	763,851	508,739	2,547,151	1,761,790
Grant revenue	27,129	—	28,255	72,535
Product sales	23,360	—	23,360	—

Total revenues	819,340	513,739	7,687,933	6,851,675

OPERATING EXPENSES:
Cost of product sales	4,731	—	4,731	—
Product launch expenses	—	235,919	—	728,148
Research and development	4,119,526	1,394,732	9,631,293	5,165,822
General and administrative	1,343,075	799,002	3,376,114	2,620,613
Sales and marketing	392,881	360,550	1,073,678	866,844

Total operating expenses	5,860,213	2,790,203	14,085,816	9,381,427

LOSS FROM OPERATIONS	(5,040,873)	(2,276,464)	(6,397,883)	(2,529,752)
Interest income	150,833	284,975	519,659	960,474
Other income	8,649	—	95,597	—
Interest expense	(13,874)	(870)	(46,717)	(5,308)

NET LOSS	$(4,895,265)	$(1,992,359)	$(5,829,344)	$(1,574,586)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss	$(4,895,265)	$(1,992,359)	$(5,829,344)	$(1,574,586)
Dividends on redeemable convertible preferred stock	(6,250)	(6,233)	(18,750)	(18,698)
Accretion of discount related to redeemable convertible preferred stock	(4,559)	(4,559)	(13,677)	(13,677)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,906,074)	$(2,003,151)	$(5,861,771)	$(1,606,961)

NET LOSS PER SHARE:
BASIC	$(0.08)	$(0.03)	$(0.10)	$(0.03)

DILUTED	$(0.08)	$(0.03)	$(0.10)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	58,275,445	57,542,291	58,180,998	57,368,194

DILUTED	58,275,445	57,542,291	58,180,998	57,368,194

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(5,829,344)	$(1,574,586)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	424,142	516,770
Compensation paid with common stock and stock options	133,947	95,271
Loss on disposal of assets	485	16,482
Changes in assets and liabilities:
Receivables	1,743	(465,131)
Inventory	8,629	(212,781)
Prepaid expenses and other assets	63,933	(72,090)
Deferred costs	—	(256,175)
Accounts payable	1,276,317	(374,353)
Accrued expenses and other liabilities	783,771	366,320
Accrued compensation and payroll taxes	1,734	30,421

Net cash used for operating activities	(3,134,643)	(1,929,852)
INVESTING ACTIVITIES:
Investments in securities	(8,577,566)	(4,450,000)
Proceeds from sales and maturities of investments in securities	3,875,000	367,101
Patent costs	(455,929)	(386,059)
Purchases of property and equipment	(693,739)	(882,278)

Net cash used for investing activities	(5,852,234)	(5,351,236)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	260,574	1,198,255
Dividends paid on preferred stock	(18,750)	—
Proceeds from issuance of notes payable	—	27,648
Repayment of loans payable	(271,039)	(168,105)

Net cash (used for) provided by financing activities	(29,215)	1,057,798

Net decrease in cash and cash equivalents	(9,016,092)	(6,223,290)
Cash and cash equivalents at beginning of period	16,542,545	19,699,768

Cash and cash equivalents at end of period	$7,526,453	$13,476,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$46,717	$5,308

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital leases	$122,662	$—
Patent purchased with common stock	$—	$111,158

See notes to consolidated financial statements

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

We have prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. These statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. These statements include all adjustments, consisting primarily of normal recurring accruals, necessary to present fairly our financial position as of June 30, 2002, and the results of operations for the three and nine-month periods ended June 30, 2002. The results of operations for the three and nine-month periods ended June 30, 2002 may not be indicative of the results that may be expected for the fiscal year ending September 30, 2002.

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

4. BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

	June 30,	September 30,
	2002	2001

Property and equipment, net:
Leasehold improvements	$845,505	$753,824
Computer equipment and related software	703,436	296,862
Research and development equipment	2,123,338	1,831,645
Office equipment, furniture, and fixtures	244,765	218,796

	3,917,044	3,101,127
Less accumulated depreciation and amortization	(1,268,862)	(884,033)

Property and equipment, net	$2,648,182	$2,217,094

Intangible assets, net:
Intangible costs	$1,769,634	$1,313,704
Less accumulated amortization	(178,090)	(138,776)

Intangible assets, net	$1,591,544	$1,174,928

5. INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the raw material, docosanol, which is the active ingredient in docosanol 10% cream. Docosanol in its present form as stored by the Company has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. The Company does not own or store any product in its final form, such as docosanol 10% cream.

6. INVESTMENTS

The following tables summarize the Company’s investments in securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains(2)	Losses(2)	Value

As of June 30, 2002:
Certificates of deposit	$1,588,122	$2,436	$(1,615)	$1,588,943
Government securities	8,200,000	32,640	(23,430)	8,209,210
Commercial paper	200,000	6,992	—	206,992

Total	$9,988,122	$42,068	$(25,045)	$10,005,145

Reported as:
Short-term investments:
Classified as available for sale	$678,179
Long-term investments:
Classified as available for sale	8,707,597
Classified as held to maturity	200,000
Restricted investment (1)	388,122

Long-term investments	9,295,719

Total	$9,973,898

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains(3)	Losses	Value

As of September 30, 2001:
Certificates of deposit	$411,301	$—	$—	$411,301
Government securities	4,650,000	48,952	—	4,698,952
Commercial paper	200,000	8,862	—	208,862

Total	$5,261,301	$57,814	$—	$5,319,115

Reported as:
Short-term investments:
Classified as held to maturity	$23,179
Long-term investments:
Classified as available for sale	4,497,390
Classified as held to maturity	400,000
Restricted investment (1)	388,122

Long-term investments	5,285,512

Total	$5,308,691

(1)	A restricted investment amounting to $388,122 as of June 30, 2002 and September 30, 2001 represents an amount that we pledged to our bank as collateral for a letter of credit that our bank issued in connection with our lease of office and laboratory space.

(2)	Gross unrealized gains of $35,076 and gross unrealized losses of $25,045 on government securities and certificates of deposit represent an accumulated net unrealized gain of $10,031, which is reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of June 30, 2002.

(3)	Includes government securities with maturities in excess of 90 days and having gross unrealized gains totaling $47,390, which has been reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2001.

7. COMPUTATION OF NET LOSS PER SHARE

We computed basic net loss per share by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period (“Basic EPS Method”). We computed diluted net loss per share by dividing the net loss attributable to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented the amounts for net loss per share for the three and nine-month periods ended June 30, 2002 and 2001 using the Basic EPS Method and the Diluted EPS Method.

The following table provides a reconciliation from the basic to the diluted net loss per share computations for “net loss” for the three and nine-month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(4,895,265)	$(1,992,359)	$(5,829,344)	$(1,574,586)
Less:
Dividends on redeemable convertible preferred stock	(6,250)	(6,233)	(18,750)	(18,698)
Accretion of discount related to redeemable convertible preferred stock	(4,559)	(4,559)	(13,677)	(13,677)

Net loss attributable to common shareholders for basic earnings per share	(4,906,074)	(2,003,151)	(5,861,771)	(1,606,961)
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—

Net loss attributable to common shareholders for diluted earnings per share	$(4,906,074)	$(2,003,151)	$(5,861,771)	$(1,606,961)

Denominator:
Shares for basic net loss per share — weighted average shares outstanding	58,275,445	57,542,291	58,180,998	57,368,194
Effect of dilutive securities:
Stock options(1)	—	—	—	—
Warrant shares(2)	—	—	—	—
Convertible preferred stock(3)	—	—	—	—

Shares for diluted net loss per share	58,275,445	57,542,291	58,180,998	57,368,194

Basic net loss per share	$(0.08)	$(0.03)	$(0.10)	$(0.03)

Diluted net loss per share	$(0.08)	$(0.03)	$(0.10)	$(0.03)

(1)	For the three-month periods ended June 30, 2002 and 2001, options to purchase 5,602,842 and 5,189,169 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For the nine-month periods ended June 30, 2002 and 2001, options to purchase 5,602,842 and 5,189,169 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

(2)	For the three-month periods ended June 30, 2002 and 2001, warrants to purchase 1,184,550 and 1,372,131 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would be antidilutive. For the nine-month periods ended June 30, 2002 and 2001, warrants to purchase 1,184,550 and 1,372,131 shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

(3)	For the three-month periods ended June 30, 2002 and 2001, preferred stock convertible into 347,211 and 183,534 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would be antidilutive. For the nine-month periods ended June 30, 2002 and 2001, preferred stock convertible into 347,211 and 183,534 shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

8. COMMITMENTS AND CONTINGENCIES

On May 20, 2002, we signed a ten-year lease with Sorrento Plaza LP for use of approximately 26,770 square feet of office space in buildings located at 11404 and 11408 Sorrento Valley Road in San Diego, California, commencing on January 15, 2003. Our total financial commitment to the lessor for the term of the lease is $9,742,080 (See Exhibit 10.1). In connection with this lease, on August 5, 2002 we entered into an irrevocable standby letter of credit, available through Bank of America, N.A., in the amount of $468,475, which names the lessor as the beneficiary in the event that we default on our payments to the lessor.

In the ordinary course of business, we face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on the Company’s operations or financial position.

9. SHAREHOLDERS’ EQUITY

Series C Junior Participating Preferred Stock

None of the Series C Junior Participating Preferred Stock is outstanding.

Series D Redeemable Convertible Preferred Stock

At June 30, 2002 and September 30, 2001, 50 shares of Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

Class B Common Stock Conversion

On February 4, 2002 and June 28, 2002, 18,000 and 5,000 shares of Class B common stock converted to 18,000 and 5,000 shares, respectively, of Class A common stock, leaving a balance of 13,500 shares of Class B common stock outstanding as of June 30, 2002.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS No. 142 is required for the Company on October 1, 2002. We do not believe the adoption of SFAS No. 142 will have a significant impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 becomes effective for the Company on October 1, 2002. The effect, if any, of SFAS No. 144 on the Company’s financial statements has not yet been determined.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Overview

AVANIR Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a biopharmaceutical drug discovery and development company. AVANIR is engaged in research, discovery, development and licensing of innovative drug products, and through its subsidiary, Xenerex Biosciences (“Xenerex”), sales of antibody generation and product development services.

AVANIR successfully developed the first over-the-counter (OTC) drug that has been approved by the United States Food and Drug Administration (FDA) for the treatment of cold sores. Marketed in North America by GlaxoSmithKline, Abreva™ (docosanol 10% cream) was launched in the United States in late 2000. According to AC Nielson, Abreva is the largest selling consumer healthcare product in the U.S. for the treatment of cold sores. The consumer research group also ranked Abreva among the ten top selling new consumer healthcare products introduced in the twelve-month period ended December 2001. AVANIR expects to receive royalties on Abreva product sales until at least 2014.

We continue to expand our docosanol franchise worldwide. We now have license and development agreements for docosanol 10% cream in Canada, Italy, China, South Korea, Israel and Egypt. Since March 2002 the product has been approved for marketing as an OTC product in Canada, South Korea and Israel. In June 2002, our marketing partner in South Korea launched docosanol 10% cream under the brand name Herepair. In May 2002, we filed for marketing approval of docosanol 10% cream with the Medical Products Agency (MPA) in Sweden. We selected Sweden as the lead country for our European franchise and plan to pursue the process of mutual recognition in obtaining regulatory review throughout the European Union.

AVANIR’s drug development pipeline consists of clinical, pre-clinical and drug discovery programs. Current clinical development programs are centered around Neurodex™ (AVP-923), which could potentially provide a novel approach for the treatment of several central nervous system (CNS) disorders. The leading clinical development program is for the treatment of pseudobulbar affect, also known as emotional lability. Pseudobulbar affect is experienced by approximately one million patients with various neurological conditions, including ALS (amyotrophic lateral sclerosis, or Lou Gehrig’s disease), Alzheimer’s disease, multiple sclerosis (MS), stroke and traumatic brain injury. Pseudobulbar affect is a condition for which no FDA-approved drug is indicated. Our preclinical research and drug discovery programs are directed primarily toward large therapeutic areas, including allergies and asthma, inflammatory diseases and cholesterol reduction.

Licensing our products and partnering with other companies represent important sources of funds for us to achieve cash inflows and pursue development of several potential drugs and technology platforms. We intend to fund our current preclinical development programs, if successful, at least until we are able to obtain Investigational New Drug (IND) status and begin clinical trials. Thereafter, our strategy is to seek partners for co-development or grant licenses to develop and market our potential new drugs. Co-development would allow us to share development costs. Licensing would provide an opportunity to receive license fees and milestone payments as the product is developed and royalties on product sales if a product were to be successfully launched.

We also expect that Xenerex will help establish new research collaborations as it produces human monoclonal antibodies to selected targets. Xenerex has three collaborative research agreements in place for generating fully human monoclonal antibodies to target antigens provided by research partners. Xenerex now has contracts to generate antibodies to eight target antigens provided by its partners and has a federal research grant to produce antibodies to the Anthrax virus. Xenerex is also producing antibodies to targets identified internally for future research and development by the Company.

Revenue-generating Contracts

As of August 6, 2002, we had nine active commercial contracts and three active government-funded research grants that are generating or could generate important revenues in the future to help fund our research and development programs. Five of the commercial contracts are in the form of Abreva™ or docosanol 10% cream license agreements, one contract is for the commercialization of Neurodex, and three other contracts are through Xenerex and are in the form of antibody research service agreements. AVANIR’s government-funded research totals $1.2 million and is for developing a potential docosanol-based genital herpes product and an antibody to anthrax.

We expect that substantially all of our revenues for the next two quarters will be earned from license fees, milestone payments, sales of the raw material docosanol, research fees, grants and royalties under existing contracts and research grants. GlaxoSmithKline continues to be our most significant revenue source, representing over 95% of the Company’s revenues for the first nine months of fiscal 2002. A list of our revenue-generating contractual arrangements is set forth as follows.

Revenue-generating Contracts

	Type of Agreement	Date of Agreement	Product License,
Company or Research Grant	or Grant Award	Or Grant Award	Service or Research

GlaxoSmithKline	License of Abreva™	March 31, 2000	Cold sore product
	(U.S. and Canada)		license

CTS Chemical Industries, LTD	Docosanol license	July 6, 1993	Cold sore product
	(Israel)		license

Boryung Pharmaceuticals Co., LTD	Docosanol license	March 11, 1994	Cold sore product
	(South Korea)		license

BioPharm Group	Docosanol license	January 11, 2002	Cold sore product
	(Egypt)		license

Bruno Farmaceutici S.p.A.	Docosanol license	July 29, 2002	Cold sore product
	(Italy)		license

Medison Pharma, Ltd.	Neurodex research and	August 6, 2002	Pseudobulbar Affect
	commercialization		research and
	(Israel)		commercialization

Eos Biotechnology, Inc.	Antibody research by	December 21, 2001	Antibody generation
	Xenerex		services

Peregrine Pharmaceuticals	Antibody research by	June 7, 2001	Antibody generation
	Xenerex		services

	Type of Agreement	Date of Agreement	Product License,
Company or Research Grant	or Grant Award	Or Grant Award	Service or Research

DNAX Research, Inc.	Antibody research by	January 21, 2002	Antibody generation
	Xenerex		services

Small Business Innovative Research	Federal research grant and	March 12, 2002 and	Pre-clinical research of
(SBIR) Grant and California Technology	State research grant	April 26, 2002	potential genital herpes product
Investment Partnership Program

California Center for Advanced	State grant	June 19, 2002	Pre-clinical anthrax
Technology (CCAT)			antibody research

Research and Development Programs and Products in Clinical Development

We are currently conducting research on a number of potential therapeutic products and technology platforms that are in various phases of clinical and pre-clinical development. Pharmaceutical research and development (R&D) programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that they will be approved for marketing by domestic and/or foreign regulatory agencies. The cost to develop all of AVANIR’s potential drugs through all clinical phases would cost substantially in excess of funds currently available to the Company. As a result, we do not intend to complete all clinical development stages ourselves for several of our programs. We intend to use our own funds to develop Neurodex through all clinical phases for the treatment of pseudobulbar affect (emotional lability). Our strategy for our other drug development programs is to use our own funds in the preclinical and early clinical stages and then partner or license our technology when our research has been validated either by Phase I or Phase II clinical data.

For many of our programs in large therapeutic areas, the higher costs of the later stages of clinical development requires that we license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. Our licensees would continue to develop and fund those projects and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and other foreign regulatory approval agencies. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of a new drug application (NDA) with the FDA or that the NDA will be approved. The following table sets forth the status of our proprietary research and clinical development programs.

Research and Development Projects and Other Research Programs Expense

					Inception	Estimated
	Three Months Ended June 30,		Nine Months Ended June 30,		Through	Cost to
					June 30,	Complete
	2002	2001	2002	2001	2002(2)	Project

Company-Funded Projects(1):
Develop Neurodex for FDA	$877,846	$253,807	$1,975,746	$996,875	$3,966,179	$7-9 million
marketing approval in treating emotional lability. Initial Phase II/III clinical trial has been completed and a Phase III clinical trial and open-label study are planned. Estimated timing to complete all phases of project: second quarter of calendar year 2004.

Develop Neurodex for	514,797	63,333	1,009,387	654,052	2,091,025	$2-5 million
licensing as potential treatment for neuropathic pain at end of Phase II clinical trials. Phase II dose-ranging trial is currently underway. Estimated timing to complete project: second quarter of calendar year 2003.

Develop IgE Regulator for	1,415,967	173,219	2,617,349	938,657	6,614,982	$2-4 million
licensing as treatment for allergy and asthma after filing and obtaining investigational new drug status with FDA. Preclinical toxicology work is underway. Estimated timing to complete project is second quarter 2003.

Government-Funded Projects:
Pre-clinical research is	31,732	—	32,858	80,567	147,540	$1.1 million(3)
for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects varies from one to two years.

Other Pre-clinical Research Projects:
We use proprietary drug	684,877	498,043	2,356,826	1,331,007	5,325,979	—
discovery and technology platforms (CCM™, monoclonal antibody technology) to pursue potential treatments for anti-inflammation and cholesterol reduction. The costs and timing to complete our pre-clinical research are unpredictable because of the unpredictability of our research.

Other(4)	594,307	406,330	1,639,128	1,164,664	8,475,046	—

Total	$4,119,526	$1,394,732	$9,631,294	$5,165,822	$26,620,751

1.	At June 30, 2002, we held the worldwide rights to manufacture, market and sell all of the products in clinical development and any of the products that might come from our R&D programs.

2.	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

3.	The Company’s research in this field is funded by $1.2 million in state and federal research grants.

4.	“Other” includes primarily laboratory occupancy costs and scientific management.

Neurodex Research Projects

Neurodex is a patented, orally administered combination of dextromethorphan (DM) and an enzyme inhibitor that sustains elevated levels of dextromethorphan on a proposed twelve-hour dosing schedule. AVANIR is developing Neurodex for use in two indications: emotional lability and neuropathic pain.

Treatment of emotional lability. In May 2002, AVANIR successfully completed a pivotal Phase II/III clinical trial for the treatment of pseudobulbar affect in patients with ALS. Preliminary results reported in June showed the endpoint of the study was statistically significant in favor of Neurodex when compared to either of the other two treatment arms. Additional statistical analysis of the study results has confirmed efficacy in the primary endpoint as well as efficacy in pre-specified secondary endpoints. As expected, based on its pharmacology, adverse events including nausea, drowsiness and dizziness were reported with greater frequency in the Neurodex group. An abstract has been submitted to the American Neurological Association conference scheduled for October 2002. If accepted, detailed data on the clinical trials will be presented at that meeting.

AVANIR plans to initiate a second Phase III trial for Neurodex that will be conducted in MS patients later in 2002. AVANIR also intends to initiate in calendar year 2002 an open-label safety study in patients with symptoms of pseudobulbar affect. If we are successful in completing the remaining studies prior to the end of 2003, we intend to file an NDA with the FDA in early 2004. Assuming the FDA approves Neurodex for marketing under normal FDA review guidelines, the drug would be available for sale by mid-2005 and we would expect to begin receiving revenue from sales of the drug in the third calendar quarter of 2005.

Treatment of Neuropathic Pain. In July 2002, we initiated a Phase II, open-label dose-ranging clinical trial of Neurodex for the treatment of pain in patients with diabetic neuropathy. Assuming we are successful in completing the open-label dose-ranging trial and other Phase II clinical studies, as planned, we intend to license the drug to another company that would continue to carry out clinical development, including paying for development costs and paying us license fees, milestone payments and/or royalties on product sales if the drug is successfully developed and approved for marketing by the FDA. There can be no assurances that the dose-ranging trial will be successful or that we will be successful in obtaining a licensee for the drug. We intend to complete our development efforts by the second calendar quarter 2003. We anticipate finding a licensee and begin receiving material net cash inflows from payments by the licensee by the third calendar quarter 2003.

We caution that many of our development efforts related to Neurodex could experience delays, setbacks and failures, with no assurance that our clinical research for either emotional lability or neuropathic pain will ever reach completion in the timeframes planned, if at all, that we will be successful in finding a licensee, or that the licensee will be successful in carrying out the remainder of the clinical development, file an NDA or obtain approval from the FDA for marketing the drug. If we or our licensee were to experience one or more setbacks or failures in the development of the drug, we or our licensee may have to repeat the research at additional cost or abandon of development program.

Allergy and Asthma Preclinical Research (IgE Regulator) Project

A key component in the pathophysiology of both allergy and asthma is the overproduction of immunoglobulin epsilon (IgE) antibodies. We have identified a family of orally active small molecules that selectively inhibit or prevent the production of IgE antibodies. As of June 30, 2002, we were in the preclinical stage of development, engaged in toxicology studies of our lead compound. We intend to file for an IND application for our lead compound with the FDA before December 31, 2002. Assuming we are successful in filing an IND for the product, we intend to begin shortly thereafter the process of seeking a licensee for continued development of the drug. We expect that clinical trials for this drug in the large therapeutic area of allergy and asthma would require substantially more financial resources than we anticipate will be available to us for the foreseeable future. Therefore, our strategy is to license the drug for further development by another company and receive license fees, milestone payments and/or royalties if the drug is successfully developed. Assuming we are successful in our toxicology studies and we file with the FDA for an IND and the IND is approved, we intend by the second calendar quarter of 2003 to license the drug to another company that has the resources to carry out and pay for the development program, including license fees and milestone payments to us and royalties on product sales if successfully developed and approved for marketing by the FDA.

We caution that many of our development efforts related to IgE could experience delays, setbacks and failures, with no assurance that our research will ever reach completion of our intended plan, that we will be successful in finding a licensee, or that the licensee will be successful in carrying out the remainder of the clinical development, file an NDA or obtain approval from the FDA. If we or our licensee were to experience one or more setbacks or failures in the development of the drug, we or our licensee may have to repeat the research at additional cost or abandon the development program.

Government-funded Research Projects

We currently have three government-funded research grants totaling $1.2 million that are intended to reimburse us for the cost of certain preclinical research related to a potential treatment for genital herpes and antibodies for anthrax. Our $1 million Phase II Small Business Innovative Research (SBIR) grant and $150,000 California Technology Investment Partnership (CalTIP) grant are for pre-clinical research related to the development of a topical treatment for genital herpes (HSV-2) over a two-year period. We are using the SBIR grant to fund certain pre-clinical research related to genital herpes. We are using the CalTIP funds for defining and assessing the market including assessment of competitive landscape, product opportunities, brand identification and possible brand names for a potential genital herpes product. Additionally, we recently received a $75,000 grant from the California Center for Advanced Technology for research and development during approximately the next twelve months related to finding an antibody to anthrax.

Other Pre-clinical Research Projects

Anti-Inflammatory Research (MIF Inhibitor) — In mid-2001 we acquired a proprietary series of compounds that appear to inhibit or block the activity of macrophage migration inhibitory factor (MIF). MIF is a protein that plays a central role in inflammation pathways. Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis, asthma and sepsis. Our goal is to identify and develop an orally administered compound that can be developed as an innovative therapy for the treatment of inflammatory diseases. Our MIF technology platform is currently in the early preclinical stage of development and is at too early of a stage of development to predict the cost and timing to complete the project.

Cholesterol Reduction (CCM™ Technology) — Our research on cholesterol lowering agents is a very early stage drug discovery program that has been implemented to discover agents that will be valuable in the treatment and prevention of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. We have a proprietary technology, code-named CCM, that we are using to identify peptides that may be capable of accelerating the removal of excess cholesterol from peripheral tissues and transporting it to the liver for elimination. Because our CCM technology platform is at a very early stage of research, we are unable to predict the cost and timing for development of a drug.

Monoclonal Antibodies Research — As of June 30, 2002, we were engaged in research collaborations with three companies that desire to use our proprietary technology to produce fully human monoclonal antibodies to potential disease targets. These research collaborations typically provide us with advance payments to conduct research and provide for milestone payments in the event that we are successful in meeting certain predetermined stages of development. Xenerex is also conducting research on developing antibodies to targets identified by AVANIR and itself for possible addition to the Company’s own drug discovery and development programs. Because all of our research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

Other Collaborative Research Programs — On January 15, 2002, we entered into a collaborative research and development agreement with Shanghai New Asiatic Pharmaceutical Company, Ltd., a division of Shanghai Pharmaceutical Co., Ltd. Under the agreement, Shanghai New Asiatic is exploring other indications or uses for docosanol 10% cream beyond cold sores and fever blisters. These additional indications include genital herpes or HSV-2 and herpes zoster, also known as shingles. Terms of the agreement provide for Shanghai New Asiatic to conduct and finance all aspects of product development deemed necessary for regulatory approvals for all three indications. We are responsible for providing all pertinent clinical, pre-clinical, regulatory and manufacturing information, along with related know-how and assistance, for their product development and regulatory efforts. AVANIR will retain sole and exclusive title to all products that may be developed within the scope of the agreement.

CRITICAL ACCOUNTING POLICIES

Because of the significance of our revenue recognition policies to our financial statements, we believe it is appropriate to include our revenue recognition policies as critical accounting policies.

Milestone Payments in License Agreements

We recognize revenues from license fees when the performance requirements have been met the fee is fixed or determinable, and collection of fees is probable.

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

We expect to enter into additional license agreements in the future. We expect that each license agreement will have its own set of circumstances and terms of performance. We will consider the specific facts and circumstances of each license agreement to determine the appropriate revenue recognition for such items, including nonrefundable up-front fees and milestone payments and taking into consideration when the earnings process is complete and collection is reasonable assured.

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensee and computed in accordance with the specific terms of the license agreement. Since the launch of Abreva™ in October 2000, all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Research Contracts

In certain circumstances, we may enter into research contracts or collaborations where we are obligated to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations.

As of June 30, 2002, Xenerex had entered into three research collaboration arrangements, all of which have research initiation fees. In these agreements, the customer provides antigens to Xenerex. Xenerex performs research to develop potential antibodies for those antigens (initial phase). If, after a reasonable commercial effort is made to develop an antibody, it is determined that none exists, the contract is complete and the initiation fee is recognized. If antibodies are developed, they are provided to the customer and a determination is made by the customer to have Xenerex perform further research or terminate the remaining contract. If the customer decides to have Xenerex continue research on the developed antibodies, there exists in the contract milestones that are tied to the completion of the different phases of effort such as when the customer files the Biologics License Application and when the customer obtains regulatory approval.

The research collaboration agreements also define the amount of royalties on product sales by the licensee, if the licensee successfully develops and obtains approval for marketing a product. The license fees and royalty rates, while defined as part of the research collaboration agreement, would still be subject to completion of a definitive license agreement with the customer.

Xenerex Research Initiation Fees — Xenerex defers research initiation fees and recognizes the revenue once Xenerex has completed its efforts to create antibodies. Under the three agreements at June 30, 2002, if Xenerex fails to create antibodies, then the remaining contract may be terminated and the research initiation fees are not refundable, indicating that the earnings process is complete, provided Xenerex has made a commercially reasonable effort to create antibodies. The status of Xenerex’ three existing collaborative agreements are as follows:

•	Peregrine Pharmaceuticals — The Peregrine contract provides for the creation of antibodies to three target antigens provided by Peregrine. As of June 30, 2002, Xenerex had advanced to the second stage of the research collaboration agreement for one of the three target antigens. The second stage is intended to provide Peregrine with more information on selected panels of the antibodies that meet the antibody characteristics desired by Peregrine. We earned and recognized a pro-rata portion of the research initiation fee as revenue associated with our efforts and included the amount in our contract and license fee revenues for the nine months ended June 30, 2002. We have not completed the performance associated with stage two or other milestones in the agreement and have not earned or recognized any other revenues in the nine months ended June 30, 2002.

•	Eos Biotechnology, Inc. — The Eos contract provides for the creation of antibodies to three target antigens provided by Eos. As of June 30, 2002, Xenerex had advanced to the second stage of the research collaboration agreement for two of the three target antigens. The second stage is intended to provide Eos with more information on selected panels of the antibodies that meet the antibody characteristics desired by Eos. We earned and recognized the research initiation fee as revenue associated with our commercial efforts on all three antigens and included the amount in our contract and license fee revenues in the prior fiscal year ended September 30, 2001. We have not completed the performance associated with stage two or other milestones in the agreement and have not earned or recognized any revenues in the nine months ended June 30, 2002.

•	DNAX Research, Inc. — The DNAX contract provides for the creation of antibodies to two target antigens provided by DNAX. We have not completed the commercial efforts associated with the research initiation fees or achieved any of the milestones in the agreement. Therefore, as of June 30, 2002, we had not earned or recognized any revenues under the agreement.

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

Commercial Phase of Xenerex Research Contracts — Xenerex research collaboration agreements provide that a final license agreement will be executed to incorporate the terms and conditions for the commercial phase of the contract. We will evaluate revenue recognition for the commercial phase once a license agreement is executed and the commercial phase has commenced.

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

RESULTS OF OPERATIONS —
THREE MONTHS ENDED JUNE 30, 2002

Revenues

Revenues for the third quarter of fiscal 2002 were $819,000, compared to revenues of $514,000 for the same period last year. Revenues in both periods consisted primarily of royalties on Abreva™ sales, which increased by 50% over the same period in the prior year. Consumer demand for Abreva continued to increase, represented by sales and growth in share of the market for over-the-counter lip remedies. Based on recent sales trends for the product, we expect to earn royalties of about $1 million during the fiscal quarter ending September 30, 2002, and about $1.2 million during the fiscal quarter ending December 31, 2002, assuming product promotion continues at present levels.

One of our licensees, Boryung Pharmaceuticals, launched docosanol 10% cream under the brand name Herepair in South Korea on June 22, 2002; however, it is too soon for us to make any predictions about product sales or royalties at this time. South Korea represents the first foreign market in which docosanol 10% cream has been launched and represents a new milestone for us in beginning to diversify our sources of royalty revenues from the product. We expect that Abreva product launch in Canada will begin in the second calendar quarter of 2003. Our ability to earn license fees, milestone payments and royalties from international sources will depend substantially on the timing of foreign regulatory approvals and the timing of product launch by our licensees, which are substantially outside of our control.

We expect that our subsidiary, Xenerex Biosciences, will gradually improve as a source of revenue through its antibody generation services. Revenues from research collaborations are intended to help fund a portion of Xenerex’s research, but the larger milestone payments that typically accompany these collaborations will depend on the progress that Xenerex makes and progress by its partners in evaluating, selecting and advancing our antibodies through the development pipeline. Progress by Xenerex and its research partners is largely unpredictable and will take years of development before an antibody reaches the market, if ever, assuming it is selected for further development.

Our revenues for the next several quarters will depend substantially on the amount of royalties earned from Abreva product sales, the amount of license fees, royalties and milestone payments from international licensees of docosanol 10% cream, the achievement of milestones in providing human antibodies at Xenerex, and whether or not we license or sell to other companies the rights to any of our drugs in development or currently marketed.

Operating Expenses

Total Operating Expenses — Total operating expenses amounted to $5.9 million in the third quarter of fiscal 2002, compared to $2.8 million in the same period in fiscal 2001. The $3.1 million increase in operating expenses compared to the same period a year ago was primarily caused by a $2.7 million increase in research and development (R&D) project spending and a $544,000 increase in general and administrative costs, partially offset by a $236,000 reduction in Abreva product launch costs. Spending on R&D programs accounted for 70% and 50% of total operating expenses for the fiscal quarters ended June 30, 2002 and 2001, respectively. General and administrative expenses accounted for 23% and 29% of total operating expenses for the fiscal quarters ended June 30, 2002 and 2001, respectively. Sales and marketing expenses accounted for 7% and 13% of total operating expenses for the fiscal quarters ended June 30, 2002 and 2001, respectively. These and other costs are more fully described below and in the table, “Research and Development Projects and Other Research Programs Expense” provided earlier.

Research and Development Expenses— R&D expenses increased to $4.1 million in the third fiscal quarter 2002, compared to $1.4 million in the same period a year ago. The growth in R&D expenses reflected the Company’s expanded product development pipeline and advances in clinical and preclinical development, including accelerated patient enrollments in the recently completed Phase II/III clinical trial for Neurodex (formerly AVP-923) for the treatment of emotional lability. Also during fiscal 2002, AVANIR initiated toxicology work on its novel lead compound for treating allergy and asthma.

We plan to continue spending on our clinical development programs for Neurodex and our other preclinical research through the next several quarters. In July 2002, we initiated a Phase II open-label dose escalation clinical trial for the treatment of neuropathic pain. We intend to initiate in the third fiscal quarter 2002 a Phase III clinical trial of emotional lability in patients with multiple sclerosis and an open-label clinical trial of emotional lability. We also intend to continue toxicology work during the next two quarters and other advanced preclinical research on our lead compound for treating allergy and allergic asthma and other preclinical research in the areas of anti-inflammation, cholesterol reduction and drug discovery through antibody generation research.

General and Administrative Expenses — General and administrative expenses amounted to $1.3 million in the third fiscal quarter 2002 compared to expenses of $799,000 in the same period in the prior year. General and administrative expenses continued to grow as a result of higher administrative staff levels necessary to support primarily increased headcount in the research and development and clinical and regulatory affairs departments, employee training and development programs, and increased cost of building occupancy including utilities, insurance and maintenance.

Sales and Marketing Expenses — During the third fiscal quarter 2002, sales and marketing expenses were $393,000, compared with $361,000 in the same period a year ago. The small increase in expenses was due primarily to legal and consulting costs of outlicensing docosanol 10% cream, negotiating and establishing license agreements outside North America, and increasing commercial development activity at Xenerex.

Other Income and Expenses

Interest Income — In the third fiscal quarter 2002, interest income amounted to $151,000, compared to $285,000 for the same period a year ago. The decrease in interest income during the third fiscal quarter 2002 was primarily due to lower interest rates on investments and money market funds compared with the same period a year ago.

Other Income — Other income for the third fiscal quarter 2002 primarily consists of rental income for use of the Company’s conference center and emergency standby power generating equipment.

Interest Expense — In the third fiscal quarter 2002, interest expense amounted to $14,000, compared to $870 for the same period a year ago. Increased levels of interest expense will continue for the foreseeable future. Increased interest expense for the third fiscal quarter 2002 was primarily related to $568,000 in new capital equipment lease financing transactions for an emergency power generator and various new pieces of laboratory equipment.

Net Loss Attributable To Common Shareholders

For the third fiscal quarter 2002, the net loss attributable to common shareholders was $4.9 million, compared to $2 million for the same period a year ago. Basic and diluted net loss per share was $0.08, compared to $0.03 for the same period a year ago. While opportunities for licensing or sales of our drugs and technologies could arise over the next three months to one year, it is difficult to predict the timing or fiscal impact of any such opportunities. Therefore, we have excluded any materially significant revenue-generating opportunities from our near-term outlook, other than current licensing arrangements and research service agreements. Considering established relationships only, we expect to incur a loss for the quarter ending September 30, 2002 that is similar to our loss in the third quarter of fiscal 2002.

We will continue to pursue our drug development strategy focused on large market therapeutic areas with significant partnering and licensing potential and will seek licensees and partners to further fund and develop our products. Some of these potential license arrangements could materially change our outlook for future revenues and costs. Given the unpredictability of such potential arrangements beyond fiscal 2002, our outlook is that we may have some quarterly periods of profitability and some quarterly periods of losses through 2003 and 2004, depending on the amounts and timing of license fees and milestone payments on licensed products and partnering arrangements for our R&D programs.

RESULTS OF OPERATIONS —
NINE MONTHS ENDED JUNE 30, 2002

Revenues

Revenues for the first nine months of fiscal 2002 amounted to $7.7 million, compared to $6.9 million for the same period a year ago. The 12% increase in revenues was due primarily to increased royalties earned by AVANIR from Abreva™ sales, which continue to show increased market penetration since product launch began in October 2000. Revenues for the first nine months of fiscal 2002 included a $5 million milestone when Abreva reached the one-year anniversary after product launch and $2.5 million in royalties on Abreva product sales. Revenues for the first nine months of fiscal 2001 included a $5 million milestone earned on the Abreva product launch and $1.8 million in royalties on Abreva product sales. We have provided an outlook for revenues in future quarters in our discussion of “Results of Operations-Three Months Ended June 30, 2002.”

Operating Expenses

Total Operating Expenses — Total operating expenses amounted to $14.1 million for the first nine months of fiscal 2002, compared to $9.4 million for the same period of fiscal 2001. The $4.7 million increase in operating expenses was primarily due to a $4.5 million increase in expenses related to R&D projects and a $756,000 increase in general and administrative expenses, partially offset by a $728,000 reduction in Abreva product launch costs. Expenditures on R&D programs accounted for 68% and 55% of total operating expenses for the first nine months of fiscal 2002 and 2001, respectively. General and administrative expenses accounted for 24% and 28% of total operating expenses for the first nine months of fiscal 2002 and 2001, respectively. Sales and marketing expenses accounted for 8% and 9% of total operating expenses for the first nine months of fiscal 2002 and 2001, respectively. These and other costs are more fully described below.

Research and Development Expenses — Total R&D expenses amounted to $9.6 million for the first nine months of fiscal 2002, compared to $5.2 million for the same period a year ago. A breakdown of major R&D spending for the first nine months of the current fiscal year included direct costs for Neurodex research ($3 million), allergy and asthma research ($2.6 million), and other preclinical research related to Xenerex, inflammation and cholesterol reduction ($2.4 million). The balance of R&D spending primarily reflected routine costs associated with operation and maintenance of laboratory facilities.

General and Administrative Expenses — General and administrative expenses amounted to $3.4 million in the first nine months of fiscal 2002, compared to expenses of $2.6 million in the same period in the prior year. Higher expenses were attributable to an increase in administrative staff size to support growing R&D and commercial development operations, and increased cost of building occupancy including utilities, maintenance and insurance. General and administrative expenses grew at a slower rate than R&D and sales and marketing expenses as the Company concentrated its efforts on R&D programs.

Sales and Marketing Expenses — Sales and marketing expenses during the first nine months of fiscal 2002 were $1.1 million, compared with $867,000 in the same period a year ago. Increased expenses in the first nine months of fiscal 2002 were related to legal and consulting costs to out-license docosanol 10% cream in Europe and the Middle East, establishing a research collaboration in the People’s Republic of China, and increasing commercial development activity at Xenerex Biosciences. Sales and marketing activity for the same period in fiscal year 2001 was relatively low while we directed most of our efforts toward GlaxoSmithKline’s launch of Abreva.

Other Income and Expenses

Interest Income — In the first nine months of fiscal 2002, interest income amounted to $520,000, compared to $960,000 for the same period a year ago. The decrease in interest income during the first nine months of fiscal 2002 was primarily due to lower interest rates on investments compared with the same period a year ago.

Other Income — Other income for the first nine months of fiscal 2002 includes income from renting out the conference center.

Interest Expense — In the first nine months of fiscal 2002, interest expense amounted to $47,000, compared to $5,000 for the same period a year ago. Increased levels of interest expense will continue for the foreseeable future. Increased interest expense for the first nine months of fiscal 2002 was primarily related to the addition of $568,000 in new capital equipment lease financing transactions, primarily for an emergency power generator and various new pieces of laboratory equipment.

Net Loss Attributable To Common Shareholders

The net loss attributable to common shareholders for the first nine months of fiscal 2002 was $5.9 million, compared to $1.6 million for the same period a year ago. Basic and diluted net loss per share was $0.10 for the first nine months of fiscal 2002, compared to $0.03 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and investments of $17.5 million, including $7.5 million in cash and cash equivalents. At September 30, 2001, we had cash and investments of $21.9 million, including $16.5 million in cash and cash equivalents. Explanations of the changes in net cash provided by or used for operating, investing and financing activities are provided below.

Operating Activities — Net cash used for operating activities in the first nine months of fiscal 2002 amounted to $3.1 million, compared to net cash used for operating activities of $1.9 million during the comparable period in fiscal year 2001. Net cash used for operating activities for the first nine months of fiscal 2002 is attributable primarily to a $5.8 million net loss, partially offset by a $1.3 million increase in accounts payable, a $784,000 increase in accrued expenses and $424,000 in depreciation and amortization. Net cash used in operating activities for the first nine months of fiscal 2001 is attributable primarily to a $1.6 million net loss, a $465,000 increase in accounts receivable and a $374,000 decrease in accounts payable, partially offset by $517,000 in depreciation and amortization.

Investing Activities — Net cash used for investing activities during the first nine months of fiscal 2002 amounted to $5.9 million, including investments in securities totaling $8.6 million, capital expenditures of $694,000 and patent costs of $456,000, partially offset by maturities of securities of $3.9 million. As short-term interest rates came down through most of 2002, we sought to achieve higher yields on our available cash by investing in securities that had maturities longer than one year. Our investment strategy of seeking higher yields through longer maturities of government securities and bank CDs primarily resulted in a $4.0 million net increase in long-term investments in securities for the first nine months of fiscal 2002. Net cash used for investing activities in the first nine months of fiscal 2001 amounted to $5.4 million, including investments in securities of $4.5 million, capital expenditures of $882,000 and patent costs of $386,000.

Financing Activities — Net cash used for financing activities during the first nine months of fiscal 2002 amounted to $29,000 and reflected funds received from issuances of common stock partially offset by repayment of short-term financing of insurance premiums and payments of dividends on preferred stock. During the same period a year ago, net cash provided by financing activities amounted to $1.1 million, primarily from issuances of $1.2 million in Class A common stock on exercises of stock options and stock purchase warrants, partially offset by repayment of loans payable.

We believe that cash and short and long-term investments totaling $17.5 million at June 30, 2002 provide us with sufficient liquidity to sustain our present level of operations for at least the next 12 months. To enhance our capital base and liquidity and to fund the development of a greater number of drug candidates and technology platforms now available to us, we intend to pursue several alternatives for raising additional funds during the next twelve months. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, financing future royalties, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

Federal Research Grants

We recognize revenues from federal research grants over the period in which the related expenditures are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10, “Recent Accounting Pronouncements”, in the Notes to Consolidated Financial Statements included in Part 1. Item 1. of this report for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a variety of factors, including:

•	Seasonality — Our sequential royalty revenues from sales of Abreva by GlaxoSmithKline in the United States are expected to fluctuate downward in the summer months based on historical industry sales data for cold sore treatments, which indicates some seasonality.

•	Concentration of Significant Customers, Suppliers and Industries — Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 91% and 93% of our fiscal 2001 and 2000 net revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline. Future revenues from GlaxoSmithKline will come exclusively from Abreva royalties. Our business could be adversely affected if GlaxoSmithKline terminated its business relationship with us or significantly reduced the amount of marketing and promotion of Abreva. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of Milestones Under License Agreements May Outside Our Control — Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/Alliances — If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

If GlaxoSmithKline experiences problems in manufacturing or reduces promotion of the product, then our royalties from sales of Abreva will be materially and adversely affected.

Our royalty revenues from sales of Abreva in the future will be substantially influenced by the level of GlaxoSmithKline’s marketing and promotion of the product. Any problem or delay in manufacturing, or any material reduction in product promotion could affect materially and adversely our business operations and financial condition.

AVANIR and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in the rest of the world or in licensing, marketing and selling the product in foreign countries.

AVANIR and its licensees face a wide variety of risks in our efforts to obtain regulatory approval as an over-the-counter (“OTC”) product and to market and sell docosanol 10% cream in foreign countries, including:

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

We may spend millions of dollars in pre-clinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of those compounds, in which event we will be forced to write-off the costs of patents that may exist for that compound. If a compound appears to be safe and effective in pre-clinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve several million dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. There is no assurance that we will be able to find a large pharmaceutical company interested in licensing the drug or, if we do locate a potential licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

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

We anticipate that we may raise additional capital in the next twelve months through the sale of shares of our Class A common stock. If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than the current market price, the issuance of additional shares may depress our market price and dilute earnings per share.

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

Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel, Korea, Egypt and other parts of the Middle East. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. Further, we may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

•	difficulties in obtaining regulatory approval of docosanol 10% cream in foreign countries;

•	changes in the regulatory and competitive environments in foreign countries;

•	changes in a specific country’s or region’s political or economic conditions;

•	difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

•	shipping delays;

•	difficulties in managing operations across disparate geographic areas;

•	fluctuations in foreign currency exchange rates;

•	prices of competitive products;

•	difficulties associated with enforcing agreements through foreign legal systems; and

•	trade protection measures, including customs duties and export quotas.

Our antibody generation services subsidiary, Xenerex Biosciences, faces intense competition and rapid technological change, and if we fail to provide services that keep pace with new technologies and gain market acceptance, our services and technologies could become obsolete.

The biotechnology industry is highly competitive and subject to significant and rapid technological change. We compete with several companies that offer antibody generation services to other companies. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include Abgenix, Inc, Medarex, GenPharm, Kirin Brewing Co., Genmab, Cambridge Antibody Technology Group, Protein Design Labs, and MorphoSys. Many of these companies either alone or together with their customers, have substantially greater financial resources, larger research and development staffs, and substantially greater experience than we do.

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

We face substantial risks of failing to complete the development of our research programs for the treatment of central nervous system disorders, allergy and asthma, and other areas. Our Phase III clinical trial of Neurodex for the treatment of emotional lability in MS patients may experience setbacks or failures for reasons we have not anticipated. Our Phase II open-label dose escalation clinical trial of Neurodex for the treatment of neuropathic pain may not show proof of concept. Our observations during preclinical research of our lead compound for treating allergy and asthma, while showing effectiveness in several in-vitro and ex-vivo assays and in-vivo allergy models, may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition. The development process for medical products is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product.

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

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 55 people in AVANIR and our subsidiary, Xenerex Biosciences, and we expect to hire additional people over the next twelve months. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have “key person” life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property for docosanol, with 22 U.S. and foreign docosanol patents and 39 additional docosanol-related patent applications pending. We also have patents and patent applications pending on other products and technologies, and have in-licensed the rights to market a potential product that treats multiple central nervous system disorders that has six issued patents. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

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

In the ordinary course of business, we face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Because substantially all our revenue, expense, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is insignificant. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream. Until such time as we are faced with insignificant amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposures if the needs and risks should arise.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 2.7 years as of June 30, 2002 (2.8 years as of September 30, 2001). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available for sale. These available for sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

PART II. OTHER INFORMATION

Items 1-5. NOT APPLICABLE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Current Reports on Form 8-K

None

(b)	Exhibits

10.1	—	Standard Industrial Net Lease by and between AVANIR Pharmaceuticals (“Tenant”) and Sorrento Plaza, a California limited partnership (“Landlord”), effective May 20, 2002

99.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ GERALD J. YAKATAN Gerald J. Yakatan	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2002

/s/ GREGORY P. HANSON Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2002