Form 10-K
period 2002-09-30
AVANIR PHARMACEUTICALS
filed 2002-12-26
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

As of December 6, 2002, the issuer had outstanding 57,933,265 shares of Class A and Class B common stock held by non-affiliates and the aggregate market value of these shares on that date was $66,607,730. For purposes of the foregoing disclosure and without admitting whether any person is an affiliated of the registrant, all shares owned directly or indirectly by officers and directors of the registrant have been treated as owned by an affiliate.

The number of shares of Common Stock of the registrant issued and outstanding as of December 6, 2002:

Class A Common Stock, no par value	58,294,533
Class B Common Stock, no par value	13,500

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before January 28, 2003 in connection with the registrant’s Annual Meeting of Shareholders to be held on March 13, 2003, is incorporated by reference into Part III of this report.

PART I

Item 1.   BUSINESS

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like “estimate,” “anticipate,” “believe,” “plan” or “expect.” Many known and unknown risks and uncertainties may cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicted herein, all dates referred to in this Report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30.

The Company

Avanir Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a biopharmaceutical drug discovery and development company engaged in research, development, commercialization, licensing and sales of innovative drug products and antibody generation services. Avanir’s first commercialized product, docosanol 10% cream, also known as Abreva® in the United States and Canada, is a topical treatment for cold sores. Avanir has licensed docosanol 10% cream in the United States and in several foreign countries. Avanir is continuing to expand its commercialization efforts for docosanol 10% cream while pursuing a broader effort to discover new drugs and develop others that are already in our development pipeline.

Avanir’s drug development pipeline consists of programs in both clinical and pre-clinical stages. Avanir’s research is focused primarily on discovery and development of small molecules that can be taken orally as potential treatments for several central nervous system disorders, inflammatory diseases and cholesterol reduction. Avanir’s subsidiary, Xenerex Biosciences, is engaged in research aimed at developing completely human antibody products to target antigens, including antigens provided by partner companies.

Partnering, licensing and research collaborations have been, and will continue to be, an important part of Avanir’s business development strategy. We intend to partner with pharmaceutical companies that can help fund Avanir’s research in exchange for sharing in the rights to commercialize new drugs coming from this research. We have licensed and continue to seek licensees in other countries for docosanol 10% cream and other potential products in our pipeline. Research collaborations also represent an important way to achieve our development goals, while sharing in the risks and the opportunities that come from such development efforts.

Both Avanir’s and Xenerex’s offices and research facilities are located at 11388 Sorrento Valley Road, Suite 200, San Diego, California 92121. Our telephone number is (858) 622-5200 and our e-mail address is info@avanir.com. Additional information about Avanir and Xenerex can be found on our websites, at www.avanir.com and www.xenerex.com, and in our periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and online at www.sec.gov and our website at www.avanir.com.

Docosanol 10% Cream

Avanir continues to make progress in commercializing docosanol 10% cream in various areas of the world. Following marketing approval in the United States in July 2000, Avanir has witnessed the success of the product in the U.S. and has continued to pursue licensing and regulatory approvals in several foreign countries. In addition to having a license agreement in the United States, Avanir has license and marketing agreements for docosanol 10% cream in Canada, the Republic of Korea, Israel, Italy and Egypt. Avanir has assisted its partners in obtaining marketing approvals with regulatory agencies in Korea, Israel and Canada, which have all approved docosanol 10% cream as an over-the-counter (“OTC”) treatment for cold sores. For the last three fiscal years, substantially all of Avanir’s revenues have come from milestone payments and royalties on product sales in the U.S. by GlaxoSmithKline, Avanir’s North American licensee.

GlaxoSmithKline and Drug Royalty USA. Marketed under the trade name Abreva® in the U.S. by GlaxoSmithKline, Abreva® is the largest selling consumer healthcare product in the U.S. for the treatment of cold sores. GlaxoSmithKline launched Abreva in October 2000 and we expect that GlaxoSmithKline will launch Abreva in Canada in late-2003. Under the license agreement with GlaxoSmithKline, Avanir has received milestone payments and royalties totaling $31 million. Abreva sales are somewhat seasonal, as the incidences of cold sores increase during the winter months.

In December 2002, Avanir sold an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA, and received an initial payment of $20.5 million. Avanir expects to receive an additional $3.6 million payment from Drug Royalty USA if an extension is granted on one of Avanir’s key patents. Avanir retained the right to receive 50% of all royalties under the GlaxoSmithKline license agreement for annual sales of Abreva in excess of $62 million. Avanir also retained its rights to develop and license docosanol 10% cream outside North America for the treatment of cold sores and to develop and license docosanol 10% cream in all jurisdictions for all other indications other than cold sore treatment.

Boryung Pharmaceuticals Company, Ltd. (“Boryung”). During fiscal 2002, Boryung obtained regulatory approval to market docosanol 10% cream as an OTC product in the Republic of Korea. The license agreement, initially signed in July 1994, gives Boryung the exclusive rights to manufacture, market and sell docosanol 10% cream in Korea. The agreement requires that Boryung purchase its entire supply of docosanol from Avanir and pay us a royalty on product sales. Boryung launched the product under the name Herepair in June 2002.

CTS Chemical Industries, Ltd. (“CTS”). During fiscal 2002, our licensee, CTS, obtained regulatory approval to market docosanol 10% cream as an OTC product in Israel. Initially signed in July 1993, the license agreement with CTS gives CTS the exclusive rights to manufacture, market and sell docosanol 10% cream in Israel. The agreement requires that CTS purchase its entire supply of docosanol from Avanir and pay us a royalty on product sales. We expect that CTS will launch the product under the trade name Abrax in January 2003.

Bruno Farmaceutici. During fiscal 2002, we entered into an agreement with Bruno Farmaceutici giving Bruno the exclusive rights to manufacture and market docosanol 10% cream in Italy. The agreement requires that Bruno purchase its entire supply of docosanol from Avanir and pay us a royalty on product sales. Marketing and sales of docosanol 10% cream is subject to Italian regulatory agency approval, which will be sought using the process of mutual recognition after a decision on marketing approval has been made in Sweden.

Biopharm. During fiscal 2002 we signed an agreement with Biopharm giving Biopharm the exclusive rights to manufacture and market docosanol 10% cream in Egypt and select countries in the Middle East.

Biopharm is currently going through the regulatory approval process in Egypt. The agreement requires that Biopharm purchase its entire supply of docosanol from Avanir and pay us a royalty on product sales.

Regulatory review process underway in Sweden. In May 2002 we filed for marketing approval for docosanol 10% cream with the Medical Products Agency (“MPA”) in Sweden. We selected Sweden as the lead country for seeking regulatory approval in Europe. If we are successful in Sweden, we plan to pursue the process of mutual recognition in order to obtain regulatory approval throughout the European Union. We expect that the MPA’s initial review of our submission should be completed by the end of the first calendar quarter of 2003.

Regulatory approval strategy in Japan. With the aid of consultants, we are investigating the requirements necessary for obtaining regulatory approvals to market docosanol 10% cream in other countries such as Japan. Our strategy is to seek approval as an OTC product, similar to the regulatory status of the product in the United States, Canada, Korea and Israel. We believe the value of license agreements for docosanol 10% cream in foreign countries will be greater if the product is available for marketing as an OTC product. We can provide no assurance that we will be able to obtain similar regulatory approvals either as an OTC product or as a prescription product in other countries.

Additional potential uses of docosanol 10% cream. In addition to the marketing and sale of docosanol 10% cream as an OTC product for cold sores, pre-clinical studies indicate that docosanol 10% cream may have other therapeutic properties as a topical treatment for genital herpes, herpes zoster (shingles), wound healing and minor burns. In fiscal 2002, Avanir was awarded a $1.0 million SBIR Phase II grant from the National Institutes of Health to conduct a pre-clinical investigation of potential topical formulations of docosanol in the treatment of genital herpes. In fiscal 2001, the San Diego Regional Technology Alliance awarded a $150,000 CalTIP grant to investigate the market for a topical treatment for genital herpes. Due to limited resources, we are not pursuing development of the product for herpes zoster, wound healing, or minor burns.

Neurodex

Neurodex is an investigational new drug with a new, orally administered delivery system for the established drug dextromethorphan (DM). The new delivery system is a combination of DM and quinidine sulfate (Q), an inhibitor of the enzyme that rapidly metabolizes DM in the body. We believe this combination can provide additional therapeutic benefits if unmodified DM can be present at therapeutic levels in the bloodstream for longer periods of time. Avanir has the rights to develop several potential indications for Neurodex – pseudobulbar affect (“PBA”), neuropathic pain, weaning from narcotics and anti-depressants, and chronic cough. We estimate that the potential combined market for the first two indications could reach $3 billion by 2010. We are currently pursuing development of treatments for PBA and neuropathic pain.

Neurodex for the treatment of pseudobulbar affect. PBA is a symptom experienced by an estimated one million patients in the United States with various neurological conditions including Lou Gehrig’s disease (amyotrophic lateral sclerosis or ALS), Alzheimer’s disease, multiple sclerosis (MS), stroke and traumatic brain injury. According to a market opportunity assessment commissioned by Avanir, the market for PBA is expected to be over $450 million in 2005 and could reach $700 million by the year 2010. Currently no drug is approved for the treatment of PBA, and Neurodex is the first drug candidate in clinical development specifically intended to treat PBA.

In June 2002 we completed a Phase II/III clinical trial that examined the safety and efficacy of Neurodex in the treatment of PBA in patients suffering from ALS. A total of 140 patients with ALS who also suffer from PBA were enrolled at 17 academic study sites throughout the U.S in the double-blind, controlled Phase II/III study. The patients received capsules containing either Neurodex, DM alone, or Q alone, twice daily for four weeks. The Neurodex arm showed statistically and clinically greater improvements than the DM-only arm or the Q-only arm in the primary efficacy endpoint, change in the CNS-Lability Scale (CNS-LS). CNS-LS is a validated scale that measures the severity and frequency of a subject’s episodes of pathological laughing and/or crying. In the intent-to-treat population, the adjusted mean improvement in CNS-LS for patients treated with Neurodex was approximately twice the improvement in patients treated with either DM only or Q only. Neurodex’s side effects were as anticipated, based on the pharmacology of DM.

Four serious adverse events (including one death attributed to the progression of ALS) were reported during the study. All four serious adverse events were considered to be unrelated to the study drug by the physician investigator who reported them. Early withdrawal due to adverse events occurred in 24% of Neurodex patients, 6% of DM-only patients, and 8% of Q-only patients. Adverse events reported for Neurodex included nausea, dizziness, somnolence, and diarrhea. All of these types of adverse events were expected and were resolved when therapy was discontinued.

Encouraged by favorable statistical evidence of efficacy and safety in the first trial, Avanir initiated a second Phase III clinical trial in December 2002 for PBA patients with MS. Favorable results will be needed for the Phase III clinical trial and other supporting studies for Avanir to file a new drug application for the PBA indication with the FDA in 2004. We also intend to initiate in January 2003 an open-label study of PBA in patients with various central nervous system (CNS) disorders.

We expect to continue internal development of Neurodex through all clinical phases for the treatment of PBA and plan to file for marketing approval with the FDA in 2004. Thereafter, we intend to prepare for marketing and selling Neurodex with our own sales force by mid-to-late 2005, assuming the product is approved for marketing by the FDA.

In July 2002, we also initiated a Phase II, open-label dose-ranging clinical trial of Neurodex for the treatment of pain in patients with diabetic neuropathy. The study is intended to determine the feasibility of developing this indication in order to expand the potential market for Neurodex.

Partnering strategy. Avanir intends to retain commercial rights to all indications for Neurodex in the U.S. and license or otherwise partner Neurodex in Europe and other commercially feasible territories. Avanir anticipates the prospective partner(s) would continue to carry out clinical development for multiple indications, including paying for future clinical development costs associated with the licensed territory. We expect to receive license fees, milestone payments and/or royalties on product sales by the licensee if the drug is successfully developed and approved for marketing. There can be no assurances that we will be successful in obtaining a licensee for the drug. If we continue to make progress as planned, we anticipate finding one or more foreign partners and begin receiving cash inflows from payments by the licensee by the end of 2003.

Pre-clinical research for a potential treatment of allergy and asthma

Our largest and most advanced pre-clinical research efforts are focused on evaluating our lead compound, code-named AVP-13358, as a potential novel oral treatment for allergy and asthma. In mid-2001, Avanir scientists identified a small molecule that was found to be effective in suppressing the synthesis of immunoglobulin epsilon (IgE) as well as other critical mediators of the allergic response. In December 2002, following an evaluation of results of recent toxicology studies conducted on AVP-13358, Avanir filed with the FDA for an Investigational New Drug (IND) application.

Allergy and asthma are respiratory diseases affecting millions of people worldwide. We estimate the worldwide market for sales of products that treat allergy and asthma is over $10 billion a year. After several decades of research, scientists have established that allergic individuals commonly produce abnormally high levels of an antibody known as IgE, the antibody responsible for triggering allergic responses. The end result is an unpleasant to debilitating health condition.

Both allergies and asthma are caused by agents called allergens. Allergens trigger the initial phase of an asthma or allergy attack, and symptoms such as sneezing, coughing, stuffy nose, itching, chest tightness, wheezing, tingling and shortness of breath soon develop. In allergy-prone people, the presence of invading allergens triggers the immune system to produce an extra amount of the antibody known as IgE. IgE binds to mast cells, found in the mucosal lining of our airways. IgE and the allergen bind together or cross link on the surface of the mast cell, causing the mast cell to degranulate and release histamine and other chemical mediators that cause the symptoms of allergy and asthma. We believe that if IgE overproduction can be addressed, then the allergic response, which can range from mild sneezing to a serious asthmatic attack, may be reduced or prevented.

Avanir intends to develop a safe, effective, oral product formulation capable of significantly inhibiting production of IgE and preventing or reducing the signs and symptoms of allergy and asthma. AVP-13358 appears capable of suppressing the synthesis of IgE and other critical mediators of the allergic response. Although we have tested AVP-13358 in certain laboratory and animal models, no human trials have yet begun.

Presently, no small-molecule drugs are available for the treatment of IgE, either via neutralization or suppression of synthesis or release. Avanir hopes that its new small molecule agent could become a first-line agent for the treatment of allergy and asthma.

MIF inhibitor technology

Avanir has made important progress in increasing the potency of acquired compounds that regulate the target, MIF (macrophage migration inhibitory factor), a protein known to be a significant cause of several inflammatory diseases. Modulation of MIF activity may offer a novel therapeutic intervention in rheumatoid arthritis, sepsis, ulcerative colitis, Crohn’s disease, inflammatory neurological diseases, glomerulonephritis and asthma. MIF is known to regulate the synthesis and/or release of TNFα—a validated target. We believe these diseases still have unmet therapeutic needs. Sales of current drugs for these diseases exceed several billion dollars in the United States alone. Examples of successful commercialization of injectable drugs that target pro-inflammatory proteins are Enbrel® by Immunex Corporation and Remicade® by Johnson & Johnson, both of which target TNFα by binding to TNFα or TNFα receptor, respectively. Avanir’s research is focused on developing an orally bioactive small molecule that targets MIF. Our research program is at an early stage of development and will take several years of development effort to determine whether or not it will be successful.

Cholesterol reduction (CCM™ Technology)

Avanir is engaged in a very early stage drug discovery program focused on research of potential cholesterol-lowering agents that could be valuable in the treatment and prevention of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. We have a proprietary technology, code-named CCM, that we are using to identify peptides that may be capable of accelerating the removal of excess cholesterol from peripheral tissues and transporting it to the liver for elimination. Because our CCM technology platform is at a very early stage of research, we are unable to predict the cost and timing for development of a drug.

Xenerex Biosciences

In mid-2000, Avanir created a subsidiary, Xenerex Biosciences, to exploit a proprietary platform technology for producing antibodies in mice that are indistinguishable from antibodies isolated directly from humans. This technology is able to generate many unique “antibody products” with potential applications in the diagnosis and treatment of a wide array of human diseases.

Xenerex Biosciences is still in the early stages of development as a human antibody generation services company. Since formation, Xenerex has entered into three R&D collaborations with biotechnology companies that have their own proprietary antigen targets. The goal is to provide each client with a panel of antibodies that meet specific desired characteristics so that an optimal antibody product candidate can be selected for further development.

Under its collaboration with EOS Biotechnology, Xenerex is using its antibody generation technology to develop fully human antibodies to three cancer targets identified by Eos. Xenerex has entered into a similar agreement with Peregrine Pharmaceuticals to generate antibodies to Peregrine’s therapeutic targets for the treatment of solid tumor cancers. The third collaboration is with the DNAX Research Institute, a subsidiary of The Schering- Plough Corporation. Under the terms of the DNAX agreement, Xenerex has been contracted to generate antibodies to two targets provided by DNAX. All three research collaborations provide the opportunity to earn research fees during the antibody generation effort and to earn milestone payments if an antibody product candidate, developed through the collaboration, advances into clinical development. Xenerex also could earn royalties on product sales if any product were to be approved by the FDA.

Xenerex is also in the early stages of development of its own product portfolio through internally funded development efforts and through corporate research collaborations.

In July 2002, Xenerex received a small grant from the Center for the Commercialization of Advanced Technology (CCAT), to begin work on developing antibodies to the toxins produced by the infectious disease anthrax. CCAT is a public/private partnership between the U.S. Department of Defense and the San Diego State University Foundation to provide seed monies for promising technologies in the area of bio-defense.

Xenerex owns a patented technology that enables the generation of fully human antibodies from human lymphoid cells engrafted into severe combined immunodeficient (SCID) mice. The Xenerex technology stimulates engrafted human cells in the mice with the antigenic target to which the cells respond by producing antibodies specific to the target. The antibody generation technology is combined with a process for identifying the individual human cells that are producing antibodies of interest and then rescuing the antibody DNA by standard recombinant technology.

The Xenerex technology mimics the in vivo human antibody response as it generates multiple antibodies with various combinations of affinity and specificity characteristics to an antigenic target. The technology developed by Xenerex is different from other competitive methods known to generate human antibodies. The company believes that for certain types of diseases, such as infectious diseases, its technology may have unique advantages over other current competitive technologies.

Xenerex intends to take several infectious disease antibody product candidates through early characterization efforts, including in vitro and in vivo testing to validate their potential as viable commercial product development candidates. The company will then determine whether to out-license, partner, or develop these product opportunities. There can be no assurance that Xenerex will be successful in its development efforts.

Inventory and Docosanol Supply

We purchase the drug substance docosanol, from a large, single supplier in Western Europe. This manufacturing source has been inspected by the FDA and found to be operating under good manufacturing conditions (GMP). Both Avanir and GlaxoSmithKline currently rely on the FDA-approved supplier for purchases of the raw material. We believe GlaxoSmithKline maintains reserves of the raw material as a precautionary measure in the event of a delay or problem in the manufacture of docosanol. We also maintain what we believe is a prudent quantity of the active ingredient, which may serve as a strategic reserve or for sales to our licensees. We currently store our raw material in the United States. Any material disruption in the supply of docosanol would require us to find an alternate supply source, which may require a significant amount of time and expense.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to our activities. Many of our competitors have substantially greater financial and other resources and larger research and development and clinical and regulatory affairs staffs. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be in direct competition with our proposed products. We also must compete with these institutions in recruiting highly qualified scientific personnel. We do not have the resources to compete with major pharmaceutical companies on a wide scale basis in the areas of clinical testing, regulatory approvals, manufacturing and marketing.

Docosanol 10% cream. As the international product launch for docosanol 10% cream (Abreva® in the United States) progresses, the drug will face intense worldwide competition from the following products:

•	OTC monograph preparations, including Carmex®, Viractin® and others;

•	Zovirax® acyclovir (oral and topical) and Valtrex® valacyclovir (oral) prescription products marketed by Biovail Corporation and GlaxoSmithKline, and

•	Famvir® famciclovir (oral) and Denavir® penciclovir (topical) prescription products marketed by Novartis.

Neurodex. If approved by the FDA for the treatment of neuropathic pain, Neurodex will compete with other drug products that are currently prescribed by physicians, including narcotic products, non-narcotic products, and off-label uses of other drugs, such as anticonvulsants.

IgE modulation program. Our pre-clinical IgE modulation program competes with several research approaches and numerous compounds under development by large pharmaceutical and biotechnology companies. One such example is the anti-IgE therapy using rhuMAB-E25 (Xolair®), a recombinant humanized monoclonal antibody developed in a collaboration between Genentech, Tanox and Novartis. In June 2000 the collaborative team submitted a Biologic License Application (“BLA”) to the FDA for their drug. The drug was not approved, however, and they are currently developing additional data requested by the FDA as a part of the BLA. Other competitive and successful products already established in the marketplace include non-sedative antihistamine products, such as Shering-Plough’s

Claritin® loratadine ($3 billion in annual sales) and Aventis’ Allegra®/Telfast® ($1 billion in annual sales).

Antibody generation services. The human antibody generation services business is highly competitive. Several companies, including Abgenix, Medarex, Inc., and Cambridge Antibody Technology, have been in business longer and have substantially greater financial resources and personnel than we have at Xenerex.

Patents and proprietary rights

Patents. Avanir presently owns or has the rights to 76 issued patents (22 U.S. and 54 foreign) and 151 applications pending (12 U.S. and 139 foreign). Patents and patent applications owned by the Company are for docosanol-related products and technologies, Xenerex technologies for developing monoclonal antibodies, Neurodex, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, and compounds capable of regulating the target MIF in the treatment of several inflammatory diseases.

	Patents and Patent Applications

	United States			Foreign

Description:	Issued	Expiration Dates	Pending	Issued	Expiration Dates	Pending

Docosanol-related technologies	10	2009 to 2016	2	37	Various	44
Xenerex proprietary antibody generation technologies	2	2012 to 2015	0	14	Various
IgE regulation technology	4	2018 to 2019	7	3	Various	71
Neurodex	6	2010 to 2015	2	0	—	12
MIF inhibitor technology	0	—	1	0	—	12
Other
Total	22		12	54		139

Docosanol-related technologies. These patents and patent applications pending cover both medical and veterinary uses of topical and systemic formulations of docosanol 10% cream in the U.S. and in foreign countries. We also have been granted rights under selected U.S. and foreign patents and patent applications related to docosanol 10% cream held by a third party. We are currently awaiting a decision from the U.S Patent and Trademark Office regarding our application for patent term extension of the Company’s docosanol use patent from April 28, 2009, to April 28, 2014.

Xenerex proprietary antibody generation technologies. We own the rights to several issued patents related to antibody generation technologies used within Xenerex Biosciences.

IgE regulation technology. Our patents and patent applications are for the use of various small molecules and related general structures currently under development or being used in clinical and pre-clinical research for the regulation of IgE in the treatment of various inflammatory diseases.

Neurodex. We have in-licensed the rights to develop, manufacture and sell a drug combination of dextromethorphan and an enzyme inhibitor for the treatment of several central nervous system disorders.

MIF inhibitor technology. The patent applications pending for our MIF inhibitor technology are in regard to the use of one or more of a series of small molecule compounds that target MIF as a potential novel therapeutic intervention in rheumatoid arthritis, sepsis, ulcerative colitis, Crohn’s disease, inflammatory neurological diseases, glomerulonephritis and asthma.

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

If consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, we may be subject to disputes regarding the proprietary rights to this information that may not be resolved in our favor.

Information regarding the status of our various research and development programs, and the amounts spent on each through the end of fiscal 2002, can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Government regulations

The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the pharmaceutical products that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

•	nonclinical pharmacological studies to obtain preliminary information on the safety and efficacy of a drug; and

•	nonclinical evaluation in vitro and in vivo including extensive toxicology.

The results of these nonclinical studies may be submitted to the FDA as part of an investigational new drug application. The sponsor of an investigational new drug application may commence human testing of the compound only after being notified by the FDA that the agency has activated the investigational new drug application, which usually occurs within 30 days of submission of the application.

The clinical testing program for a drug typically involves three phases:

•	Phase 1 investigations are generally conducted in healthy subjects. In certain instances, subjects with a terminal disease, such as cancer, may participate in Phase 1 studies that determine the maximum tolerated dose and initial safety of the product;

•	Phase 2 studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective dose and schedule of administration, evaluating both safety and whether the product demonstrates therapeutic effectiveness against the disease; and

•	Phase 3 studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in a new drug application.

The FDA’s Center for Drug Evaluation and Research (CDER) or the Center for Biologics Evaluation and Research (CBER) must approve a new drug application or biologics license application for a drug before the drug may be marketed in the U.S. At the time, if ever, that we begin to market our proposed products for commercial sale in the U.S., any manufacturing operations that may be established in or outside the U.S. will be subject to rigorous regulation, including compliance with current good manufacturing practices. We also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Export Control Act and other present and future laws of general application. In addition, the handling, care and use of laboratory mice, including the hu-PBL-SCID mice and rats, are subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the National Institutes of Health.

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

Human resources

At December 6, 2002, we employed 57 persons, including 39 engaged in research and development activities, clinical and regulatory affairs, and commercial development, and 18 engaged in administrative functions such as human resources, finance, accounting, purchasing and investor relations. Our staff includes 19 employees with doctoral degrees. Eleven of our employees are engaged full-time in work at Xenerex Biosciences. We believe that our relationship with our employees is good.

Risk factors that might affect future operations

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a variety of factors, including:

•	Limited rights to future Abreva® royalties – In December 2002 we sold to Drug Royalty USA the rights to a substantial portion of royalty revenues from sales of Abreva® by GlaxoSmithKline. Payments of future royalties will be limited to the royalty rate times 50% of contract sales in excess of $62 million a year. Payments of royalties on contract sales in excess of $62 million, if any, are expected to occur annually after the end of each calendar year. Revenues of up to $24.1 million from the sale to Drug Royalty USA will be deferred and recognized ratably over the life of the agreement.

•	Concentration of significant customers, suppliers and industries – Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 95% and 99% of our fiscal 2002 and 2001 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty revenues from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Our business could be adversely affected if GlaxoSmithKline terminated its business relationship with us or significantly reduced the amount of marketing and promotion of Abreva. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of milestones under license agreements may be outside our control – Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/alliances – If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

If Abreva contract sales never exceed $62 million a year, or if GlaxoSmithKline experiences problems in manufacturing or reduces promotion of the product, then our royalties, if any, from sales of Abreva will be materially and adversely affected.

Our royalty revenues from sales of Abreva in the future will be substantially influenced by the level of GlaxoSmithKline’s marketing and promotion of the product. If GlaxoSmithKline’s sales of Abreva never exceed $62 million a year, or if they experience any problem or delay in manufacturing, or a material reduction in product promotion, then our business operations and financial condition could be significantly affected.

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

Avanir and its licensees face a wide variety of risks in our efforts to obtain regulatory approval as an over-the-counter (“OTC”) product and to market and sell docosanol 10% cream in foreign countries, including:

•	Regulatory approval requirements differ by country, and obtaining approvals to market the drug in foreign countries may be difficult to obtain, may require additional costly and time consuming clinical trials, or may require prescription status first before obtaining sufficient experience to warrant approval as an OTC product;

•	building product awareness of a new drug, whether prescription or OTC, among customers or retail store decision makers may require a substantial amount of product promotion, which does not guarantee success;

•	consumers may not perceive that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes;

•	acceptance of docosanol 10% cream in the OTC consumer market may not be widespread; and

•	potential price erosion could occur due to competitive products and responses to our product’s introduction.

Developing and testing a drug candidate is a very expensive and time-consuming process that may not ultimately lead to a marketable product.

We may spend millions of dollars in pre-clinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of those compounds, in which event we will be forced to write-off the development costs for that compound. If a compound appears to be safe and effective in pre-clinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve several million dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. There is no assurance that we will be able to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

Abreva® faces competition from a number of existing and well-established products and the companies that market their products.

Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of our competitors, including such companies as Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with Abreva being marketed by one of the world’s largest consumer healthcare companies, GlaxoSmithKline, not all competitive responses and the impacts of those responses can be foreseen.

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

Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel, the Republic of Korea, Italy and Egypt. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. We may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

•	difficulties in obtaining regulatory approval of docosanol 10% cream in foreign countries;

•	changes in the regulatory and competitive environments in foreign countries;

•	changes in a specific country’s or region’s political or economic conditions;

•	difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

•	shipping delays;

•	difficulties in managing operations across disparate geographic areas;

•	fluctuations in foreign currency exchange rates;

•	prices of competitive products;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	trade protection measures, including customs duties and export quotas; and

•	foreign tax withholding laws.

Our antibody generation services subsidiary, Xenerex Biosciences, faces intense competition and rapid technological change. If we fail to provide services that keep pace with new technologies and gain market acceptance, our services and technologies could become obsolete.

The biotechnology industry is highly competitive and subject to significant and rapid technological change. We compete with several companies that offer antibody generation services to other companies. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include Abgenix, Inc, Medarex, GenPharm, Kirin Brewing Co., Genmab, Cambridge Antibody Technology Group, Protein Design Labs, Dyax, and MorphoSys. Many of these companies, either alone or together with their customers, have substantially greater financial resources, larger research and development staffs, and substantially greater experience than we do.

Our failure or inability to comply with government regulations regarding the development, production, testing, manufacturing and marketing of our other products may adversely affect our operations.

Governmental authorities in the U.S., including the FDA, and other countries highly regulate the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and requires the expenditure of substantial resources. Failure to obtain, or delays in obtaining, these approvals will adversely affect our business operations, including our ability to commence marketing of any proposed products. We may find it necessary to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals for any of our products under development. In addition, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effects of any future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

Unsuccessful or lengthy research and development programs for proposed new products could negatively affect our business.

The drug development process is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners, which could result in the abandonment or substantial change in the development of a specific product. Our Phase III clinical trial of Neurodex for the treatment of emotional lability in MS patients may experience setbacks or failures for reasons we have not anticipated. Our Phase II open-label dose escalation clinical trial of Neurodex for the treatment of neuropathic pain may not show proof of concept. Our observations during pre-clinical research of our lead compound for treating allergy and asthma may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. For example, during 2001, California experienced shortages in adequate supply of electricity, resulting in “rolling blackouts,” where certain areas are not provided with any electricity for periods of up to two hours. The immediate impact was a significant increase in power rates. Additionally, the loss of electrical power or “blackouts” for any significant periods of time could harm our vendors and our ability to conduct experiments and provide services. Further, we could lose valuable data made to date in experiments currently underway. We have attempted to mitigate the severity of power losses by installing emergency power equipment, which we intend to use for those electrical needs that we consider to be the most critical to operating our business. However, the emergency power unit does not cover all of our electrical needs.

Our acquisition and alliance activities, if any, could disrupt our ongoing business.

We intend to continue to make investments in products and technologies, acquire or in-license technologies, and, in the future, could acquire entire companies to expand our product development pipeline and sales revenues. Acquisitions and strategic alliances often involve risks, including: difficulty in assimilating the acquired technologies, operations and employees, difficulty in managing research collaborations, difficulty in retaining key employees of an acquired operation, disruption of our ongoing business, inability to successfully integrate the acquired technology and operations into our business and lack of experience in developing the acquired technology.

Our inability to retain key management and scientific personnel could negatively affect our business.

Our success depends on the performance of a small core staff of key management and scientific employees with biotech experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we were to lose one or more of our key scientists, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained.

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 57 people in Avanir and our subsidiary, Xenerex Biosciences, and we expect to hire additional people over the next twelve months. While we have employment and employee retention agreements with certain key executives, they are limited in scope and provide no real assurance that any of these people will continue their employment with us. We do not have any “key person” life insurance policies. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel, which creates intense competition for qualified personnel, particularly in product research, development, sales and marketing.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property for docosanol, with 47 U.S. and foreign docosanol patents and 46 additional docosanol-related patent applications pending. We also have patents and patent applications pending on other products and technologies, and have in-licensed the rights to market a potential product that treats multiple central nervous system disorders that has 6 issued patents and 14 pending applications. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

•	the claims in the pending patent applications will be allowed or that patents will be granted;

•	present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

•	our proposed technologies will not infringe other patents or rights owned by others, including licenses that may not be available to us;

•	any issued patents will provide us with significant competitive advantages; or

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

Additionally, we have applied for a five-year extension for one of our key docosanol patents. If the patent extension is granted, we will receive approximately $3.6 million from Drug Royalty USA in connection with the sale of our future Abreva royalty rights. There can be no assurance, however, that the patent extension will be granted and that we will be entitled to receive this payment.

Our inability to obtain or maintain patent protections for our products in foreign markets may negatively affect our financial condition.

The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S. These differences may delay our plans to market and sell docosanol 10% cream and other products in the international marketplace. Approval in one country does not indicate that approval will be obtained in other countries. The patent authorities in each country administer that country’s laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our inability to obtain or maintain patent protections for docosanol 10% cream and other products in foreign markets would severely hamper our ability to generate international sales from our first product and other products still under development.

If we do not protect our technical innovations, then our business may be negatively affected.

We rely substantially on confidentiality agreements to protect our innovations. We cannot assure you that secrecy obligations will be honored, or that others will not develop independently similar or superior technology. In addition, if our consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, then disputes may arise as to the ownership rights of these innovations. It is costly to litigate these disputes and an unfavorable result could adversely affect our intellectual property portfolio as well as our business and financial condition.

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

The conversion of redeemable convertible preferred stock currently outstanding will have a dilutive effect on our Class A common stock.

As of December 6, 2002, the Company had outstanding 50 shares of Series D redeemable convertible preferred stock. The Series D stock can be converted at any time into shares of our Class A common stock at a price equal to 86% of the then-current market price. Based on our recent stock price, these shares would convert into approximately 582,000 shares of Class A common stock. If our stock price were to drop, the number of shares that may be acquired upon conversion of the Series D stock would proportionately increase.

We do not intend to declare or pay cash dividends in the foreseeable future.

We do not intend to declare or pay cash dividends on our Class A or Class B common stock in the foreseeable future. We expect to retain any earnings, if and when achieved, to finance our business.

Item 2. PROPERTIES

We currently lease 27,047 square feet of laboratory and office space at 11388 Sorrento Valley Road, Suite 200, San Diego, California for an average base rent of approximately $753,000 per year over the lease commitment period. On February 1, 2001, the Company signed an amendment to the lease for an additional 165 square feet of office space. The lease has scheduled rent increases each year and expires on August 31, 2008. See Note 6, “Commitments and Contingencies,” to our financial statements annexed to this report and Exhibit 10.9.

On May 20, 2002, we signed a ten-year lease for approximately 26,770 square feet of office space in buildings located adjacent to our existing facilities, commencing on January 15, 2003. Our total financial commitment to the lessor for the term of the lease is $9,742,080 (See Exhibit 10.12). We delivered an irrevocable standby letter of credit to the lessor in the amount of $468,475 to secure our performance under the lease. We also entered into a $4.5 million construction contract in December 2002 for tenant improvements. The lessor is obliged to pay $2 million of the total construction costs for these tenant improvements.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of business, we face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock trades under the symbol “AVN” on The American Stock Exchange (the “AMEX”). The following table sets forth the high and low quarterly closing quotations for our Class A common stock over the past two fiscal years, as quoted on the AMEX.

	Class A Common Stock

	High	Low
Fiscal 2001
First Quarter	$9.50	$3.00
Second Quarter	$6.50	$3.75
Third Quarter	$6.30	$3.03
Fourth Quarter	$6.25	$2.50
Fiscal 2002
First Quarter	$4.88	$2.82
Second Quarter	$4.97	$2.67
Third Quarter	$3.00	$1.30
Fourth Quarter	$1.85	$1.14

On December 6, 2002, the closing sales price of Class A Common Stock was $1.08 per share.

As of December 6, 2002, we had approximately 950 holders of record and approximately 22,137 beneficial owners of our Class A Common Stock. We have not paid any dividends on our Class A or Class B common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below at September 30, 2002 and 2001, and for the fiscal years ended September 30, 2002, 2001 and 2000, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and the independent auditors’ report thereon, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 2000, 1999 and 1998, and for the years ended September 30, 1999 and 1998, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC.

Summary Financial Information

	Fiscal Years Ended September 30,

	2002	2001	2000	1999	1998

Statement of operations data:
Revenues	$8,853,742	$12,678,602	$10,252,818	$—	$—
Net income (loss)	(10,249,512)	233,122	(582,283)	(8,554,036)	(8,210,548)
Net income (loss) attributable to common shareholders	(10,292,798)	189,888	(801,806)	(8,583,182)	(8,210,548)
Basic net income (loss) per share	$(0.18)	$0.00	$(0.02)	$(0.21)	$(0.21)
Diluted net income (loss) per share	$(0.18)	$0.00	$(0.02)	$(0.21)	$(0.21)
Weighted average number of shares of common stock outstanding:
Basic	58,206,969	57,475,748	51,784,214	41,704,265	39,519,609
Diluted	58,206,969	61,130,415	51,784,214	41,704,265	39,519,609

	September 30,

	2002	2001	2000	1999	1998

Balance sheet data:
Cash and cash equivalents	$8,630,547	$16,542,545	$19,699,768	$122,674	$6,508,341
Investments in securities	4,538,460	5,308,691	1,568,474	—	—

Total cash, cash equivalents and investments in securities	13,169,007	21,851,236	21,268,242	122,674	6,508,341
Working capital	5,918,083	16,027,577	18,774,423	(956,190)	4,819,830
Total assets	20,332,929	27,053,953	23,519,237	1,765,215	7,653,800
Convertible notes payable	—	—	—	—	1,000,000
Total liabilities	5,752,259	2,592,490	1,922,929	1,701,019	2,064,485
Convertible preferred stock	521,189	502,903	465,920	—	—
Shareholders’ equity	14,059,481	23,958,560	21,130,388	64,196	5,589,315

Quarterly statement of operations data	Fiscal Quarters Ended

for fiscal year 2002:	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002

Revenues	$6,130,215	$738,378	$819,340	$1,165,809
Net income (loss)	2,765,509	(3,699,588)	(4,895,265)	(4,420,168)
Net income (loss) attributable to common shareholders	2,754,650	(3,710,347)	(4,906,074)	(4,431,027)
Basic net income (loss) per share	$0.05	$(0.06)	$(0.08)	$(0.08)
Diluted net income (loss) per share	$0.04	$(0.06)	$(0.08)	$(0.08)
Weighted average number of shares of common stock outstanding:
Basic	58,029,403	58,240,466	58,275,445	58,284,033
Diluted	61,455,499	58,240,466	58,275,445	58,284,033

Quarterly statement of operations data	Fiscal Quarters Ended

for fiscal year 2001:	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001

Revenues	$5,065,732	$1,272,204	$513,739	$5,826,927
Net income (loss)	3,103,104	(2,685,331)	(1,992,359)	1,807,708
Net income (loss) attributable to common shareholders	3,092,144	(2,695,954)	(2,003,151)	1,796,849
Basic net income (loss) per share	$0.05	$(0.05)	$(0.03)	$0.03
Diluted net income (loss) per share	$0.05	$(0.05)	$(0.03)	$0.03
Weighted average number of shares of common stock outstanding:
Basic	57,216,732	57,346,992	57,542,291	57,794,901
Diluted	61,783,306	57,346,992	57,542,291	61,237,629

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” and “expect” and similar expressions as they relate to Avanir are included to identify forward-looking statements. Many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report as set forth below and under the caption “Risk Factors that Might Affect Future Operations.” We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicted herein, all dates referred to in this Report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30.

Overview

Avanir Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a biopharmaceutical drug discovery and development company. Avanir is engaged in research, discovery, development, licensing, and sales of innovative drug products, and through its subsidiary, Xenerex Biosciences (“Xenerex”), sales of antibody generation and product development services.

Avanir successfully developed the first over-the-counter (OTC) drug that has been approved by the United States Food and Drug Administration (FDA) for the treatment of cold sores. Marketed in North America by GlaxoSmithKline, Avanir’s licensee, Abreva® (docosanol 10% cream) was launched in the United States in late 2000. According to AC Nielson, Abreva is the largest selling consumer healthcare product in the U.S. for the treatment of cold sores. From inception of the GlaxoSmithKline license agreement through September 30, 2002, Avanir has earned $31 million in license fees, milestone payments and royalties on Abreva contract sales.

On December 24, 2002, Avanir sold an undivided interest in its license agreement with GlaxoSmithKline to Drug Royalty USA, and received an initial payment of $20.5 million. Avanir expects to receive an additional $3.6 million from Drug Royalty USA upon a grant of a patent extension for one of Avanir’s key patents. Avanir retained the right to receive 50% of all royalties under the GlaxoSmithKline license agreement for annual sales of Abreva in excess of $62 million. Avanir also retained its rights to develop and license the cold sore product outside North America and several other indications for the product’s active ingredient, docosanol 10% cream.

Avanir continues to expand the docosanol franchise worldwide. We now have license agreements for docosanol 10% cream in Canada, Italy, the Republic of Korea, Israel and Egypt. Since May 2002 the product has been approved for marketing as an OTC product in Canada, Korea and Israel. In May 2002, we filed for marketing approval of docosanol 10% cream with the Medical Products Agency (MPA) in Sweden. We selected Sweden as the lead country for our initial European regulatory efforts and intend to pursue the process of mutual recognition in obtaining regulatory reviews in selected states of the European Union. In June 2002, our marketing partner in Korea launched docosanol 10% cream under the brand name Herepair. We expect that CTS will launch the product under the trade name Abrax in January 2003.

Avanir’s drug development pipeline consists of clinical, pre-clinical and drug discovery programs. Current clinical development programs are centered on Neurodex® (formerly AVP-923), which could potentially provide a novel approach for the treatment of several central nervous system disorders. The leading clinical development program is for the treatment of pseudobulbar affect (PBA). PBA is experienced by approximately one million patients with various neurological conditions, including Lou

Gehrig’s disease (amyotrophic lateral sclerosis or ALS), Alzheimer’s disease, multiple sclerosis (MS), stroke and traumatic brain injury. PBA is a condition for which no FDA-approved drug is indicated. Our pre-clinical research and drug discovery programs are directed primarily toward large therapeutic areas, including allergy and asthma, inflammatory diseases and cholesterol reduction.

Licensing our products and partnering with other companies represent important sources of funds for us to achieve cash inflows and pursue development of several potential drugs and technology platforms. We intend to fund our current pre-clinical development programs, if successful, at least until we are able to obtain Investigational New Drug (IND) status and begin clinical trials. Thereafter, our strategy is to seek partners for co-development or to grant licenses to develop and market our potential new drugs. Co-development would allow us to share development costs and product revenues. Licensing would provide an opportunity to receive license fees and milestone payments as the product is developed and royalties on product sales if a product were to be successfully launched.

We also intend for Xenerex to establish new research collaborations as it produces human monoclonal antibodies to selected targets. Xenerex now has three collaborative research agreements in place with its partners to generate antibodies to eight target antigens and has a federal research grant to produce antibodies to the toxins produced by the infectious disease anthrax. Xenerex is also producing antibodies to targets identified internally for future research and development by the Company.

Revenue-generating Contracts

As of December 6, 2002, we had nine active commercial contracts and three active government-funded research grants that are generating or could generate important revenues in the future to help fund our research and development programs. Five of the commercial contracts are in the form of docosanol 10% cream (Abreva) license agreements, one contract is for the commercialization of Neurodex, and three other contracts are through Xenerex and are in the form of antibody research service agreements. Avanir also has been awarded $1.2 million in government grants to be used for investigating the development of a potential docosanol-based genital herpes product and an antibody to anthrax.

We expect that substantially all of our revenues for the next two quarters will be earned from license fees, milestone payments, sales of the raw material docosanol, research fees, grants and royalties under existing contracts and research grants. For the last two years, GlaxoSmithKline has been our most significant revenue source, representing over 95% of the Company’s revenues in fiscal 2002. A list of our revenue-generating contractual arrangements is set forth as follows.

Revenue-generating Contracts

	Type of Agreement	Date of Agreement	Product License,
Company or Research Grant	or Grant Award	or Grant Award	Service or Research

GlaxoSmithKline	License of Abreva® (U.S. and Canada)	March 31, 2000	Cold sore product license
CTS Chemical Industries, LTD	Docosanol license (Israel)	July 6, 1993	Cold sore product license
Boryung Pharmaceuticals Co., LTD	Docosanol license (South Korea)	March 11, 1994	Cold sore product license
BioPharm Group	Docosanol license (Egypt)	January 11, 2002	Cold sore product license
Bruno Farmaceutici S.p.A	Docosanol license (Italy)	July 29, 2002	Cold sore product license
Medison Pharma, Ltd.	Neurodex research and	August 6, 2002	Pseudobulbar Affect

	commercialization (Israel)		research and commercialization
Eos Biotechnology, Inc.	Antibody research by Xenerex	December 21, 2001	Antibody generation services
Peregrine Pharmaceuticals	Antibody research by Xenerex	June 7, 2001	Antibody generation services
DNAX Research, Inc.	Antibody research by Xenerex	January 21, 2002	Antibody generation services
Small Business Innovative Research (SBIR) Grant and California Technology Investment Partnership Program	Federal research grant and State research grant	March 12, 2002 and April 26, 2002	Pre-clinical research of potential genital herpes product
California Center for Advanced Technology (CCAT)	Department of Defense grant administered through San Diego State University Foundation	June 19, 2002	Pre-clinical anthrax antibody research

Research and Development Programs and Products in Clinical Development

We are currently conducting research on a number of potential therapeutic products and technology platforms that are in various phases of clinical and pre-clinical development. Pharmaceutical research and development (R&D) programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that they will be approved for marketing by domestic and/or foreign regulatory agencies. The costs to develop all of Avanir’s potential drugs through all clinical phases would cost substantially in excess of funds currently available to the Company. As a result, we do not intend to complete all clinical development stages ourselves for several of our programs. We intend to use our own funds to develop Neurodex through all clinical phases for the treatment of PBA. Our strategy for our other drug development programs is to use our own funds in the pre-clinical and early clinical stages and then partner or license our technology when our research has been validated either by Phase I or Phase II clinical data.

For many of our programs, the higher costs of the later stages of clinical development requires that we license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those projects and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and other foreign regulatory agencies. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of a new drug application (NDA) with the FDA or that the NDA will be approved. The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Other Research Programs Expense

	Three Months Ended		Twelve Months Ended		Inception
	September 30,		September 30,		Through	Estimated
					September 30,	Cost to
					2002	Complete
Company-funded Projects (1):	2002	2001	2002	2001	(2)	Project

Develop Neurodex for FDA marketing approval in treating PBA. Initial Phase II/III clinical trial has been completed and a Phase III clinical trial is underway. Estimated timing to complete all phases of project: mid-2004 calendar year	$624,526	$505,863	$2,600,271	$1,502,738	$4,590,706	$7-9million
Develop Neurodex for partnering or licensing outside the U.S. as a potential treatment for neuropathic pain at end of Phase II clinical trials Phase II dose-ranging trial is currently underway Estimated timing to complete project: second quarter of calendar year 2003	154,211	145,443	1,163,598	799,495	2,245,236	$1-2million
Develop AVP-13358 as an IgE Regulator for partnering or licensing as a treatment for allergy and asthma after completion of Phase I clinical trials. Estimated timing to complete project is fourth calendar quarter 2003	1,647,963	440,374	4,265,312	1,379,031	8,262,945	$3-5million
Government-funded Projects:
Pre-clinical research is for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects varies from one to two years	109,315	6,650	142,173	87,217	256,855	$0.9million(3)
Other Pre-clinical Research Projects:
We use proprietary drug discovery and technology platforms (MIF, CCM®, monoclonal antibody technology) to pursue potential treatments for anti-inflammation and cholesterol reduction. The costs and timing to complete our pre-clinical research are unpredictable because of the unpredictability of our research	835,884	1,415,603	3,192,710	2,693,629	6,171,925	—
Other (4)	599,292	464,830	2,238,420	1,682,475	9,064,276	—

Total	$3,971,191	$2,978,763	$13,602,484	$8,144,585	$30,591,943

1.     At September 30, 2002, we held the worldwide rights to manufacture, market and sell all of the products in clinical development and any of the products that might come from our R&D programs.

2.     Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

3.     The Company was awarded $1.2 million in state and federal research grants related to genital herpes and anthrax research.

4.     “Other” includes primarily laboratory occupancy costs and scientific management.

Neurodex Research Projects

Neurodex is a patented, orally administered combination of dextromethorphan (DM) and an enzyme inhibitor that sustains elevated levels of DM on a proposed twelve-hour dosing schedule. Avanir is currently developing Neurodex for use in two indications: pseudobulbar affect (PBA) and neuropathic pain.

Treatment of pseudobulbar affect. In June 2002, Avanir successfully completed a pivotal Phase II/III clinical trial for the treatment of PBA in patients with ALS. Preliminary results reported in June showed the endpoint of the study was statistically significant in favor of Neurodex when compared to either of the other two treatment arms. Additional statistical analysis of the study results has confirmed efficacy in the primary endpoint as well as efficacy in pre-specified secondary endpoints. As expected, based on its pharmacology, adverse events including nausea, drowsiness and dizziness were reported with greater frequency in the Neurodex group. In November 2002 Avanir reported the complete results of the study at the ALS/MND conference in Melbourne, Australia.

In late 2002, Avanir initiated a second Phase III trial for Neurodex for the treatment of PBA in MS patients. Avanir also intends to initiate in early 2003 an open-label safety study in patients with symptoms of PBA. If we are successful in completing the remaining studies, we intend to file an NDA with the FDA by mid-2004. Assuming the FDA approves Neurodex for marketing under normal FDA review guidelines, the drug could be available for sale by mid-2005 and we would expect to begin receiving revenues from sales of the drug in the third calendar quarter of 2005.

Treatment of neuropathic pain. In July 2002, we initiated a Phase II, open-label dose-ranging clinical trial of Neurodex for the treatment of pain in patients with diabetic neuropathy. The study is intended to determine the feasibility of developing this indication in order to expand the potential market for Neurodex.

Partnering strategy. Avanir intends to retain commercial rights to all indications for Neurodex in the U.S. and license or otherwise partner Neurodex in Europe and other commercially feasible territories outside the U.S. Avanir anticipates the prospective partner(s) will continue to carry out clinical development for all feasible indications, including paying for future clinical development costs associated with the licensed territory. We expect to receive license fees, milestone payments and/or royalties on product sales by the licensee if the drug is successfully developed and approved for marketing. There can be no assurances that we will be successful in obtaining a licensee for the drug. If we continue to make progress as planned, we anticipate finding a partner(s) in Europe and possibly other territories and begin receiving material net cash inflows from payments by the licensee by the fourth calendar quarter 2003.

We caution that many of our development efforts related to Neurodex could experience delays, setbacks and failures, with no assurance that our clinical research for either PBA or neuropathic pain will ever reach completion in the timeframes planned. Further, we cannot provide any assurance that we will be successful in finding a licensee, or that the licensee will be successful in carrying out the remainder of the clinical development, file an NDA or obtain approval from the FDA for marketing the drug. If we or our licensee were to experience one or more setbacks or failures in the development of the drug, we or our licensee may have to repeat the research at additional cost or abandon the development program.

Allergy and Asthma Pre-clinical Research (IgE Regulator) Project

A key component in the pathophysiology of both allergy and asthma is the overproduction of immunoglobulin epsilon (IgE) antibodies. We have identified a family of orally active small molecules that selectively inhibit or prevent the production of IgE antibodies and associated mediators and cytokines. In December 2002, we filed with the FDA for an Investigational New Drug (IND) application for our lead compound to treat allergy and asthma. Assuming the IND is accepted by the FDA for the product and we successfully complete Phase I clinical trials, we intend to begin shortly thereafter the process of seeking a licensee for continued development of the drug. We expect that clinical trials for this drug in the large therapeutic area of allergy and asthma would require substantially more financial resources than will be available to us for the foreseeable future. Therefore, our strategy is to license the drug for further development by another company and receive license fees, milestone payments and/or royalties if the drug is successfully developed. Assuming we are successful in our toxicology studies and the FDA accepts our IND application, we intend by the fourth calendar quarter of 2003 to license the drug to another company that has the resources to fund and carry out the development program. We anticipate that such a license arrangement would provide Avanir with license fees and/or milestone payments as well as royalties on product sales if the technology is successfully developed and approved for marketing by the FDA.

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

Government-funded Research Projects

We have been awarded three government-funded research grants totaling $1.2 million that are intended to reimburse us for costs of certain pre-clinical research related to a potential treatment for genital herpes and antibodies for anthrax. Our $1 million Phase II Small Business Innovative Research (SBIR) grant and $150,000 California Technology Investment Partnership (CalTIP) grant are for pre-clinical and market research related to the development of a topical treatment for genital herpes (HSV-2) over a two-year period. We are using the SBIR grant to fund certain pre-clinical research related to genital herpes. We are using the CalTIP funds for defining and assessing the market including assessment of competitive landscape, product opportunities, FDA regulatory review expectations, brand identification and possible brand names for a potential genital herpes product. Additionally, in fiscal 2002, we were awarded a $75,000 grant from the California Center for Advanced Technology for research and development in fiscal 2002 and 2003 related to finding one or more antibodies to the toxins produced by anthrax.

Other Pre-clinical Research Projects

Anti-inflammatory research (MIF inhibitor) — In mid-2001 we acquired a proprietary series of compounds that appear to inhibit or block the activity of macrophage migration inhibitory factor (MIF). MIF is a protein that plays a central role in inflammation pathways. Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis, asthma and sepsis. Our goal is to identify and develop an orally administered compound that can be developed as an innovative therapy for the treatment of inflammatory diseases. Our MIF technology platform is currently in the early pre-clinical stage of development and is at too early of a stage of development to predict the cost and timing to complete the project.

Cholesterol reduction (CCM™ technology) - Our research on cholesterol lowering agents is a very early stage drug discovery program that has been implemented to discover agents that will be valuable in the treatment and prevention of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. We have a proprietary technology, code-named CCM, that we are using to identify peptides that may be capable of accelerating the removal of excess cholesterol from peripheral tissues and transporting it to the liver for elimination. Because our CCM technology platform is at a very early stage of research, we are unable to predict the cost and timing for development of a drug. This product is currently in the pre-clinical development stage for a possible method of reducing undesirable levels of cholesterol.

Monoclonal antibodies research — As of September 30, 2002, we were engaged in research collaborations with three companies that desire to use our proprietary technology to produce fully human monoclonal antibodies to potential disease targets. These research collaborations typically provide us with advance payments to conduct research and provide for milestone payments in the event that we are successful in meeting certain predetermined stages of development. Xenerex is also conducting research on developing antibodies to targets internally identified for possible addition to the Company’s own drug discovery and development programs. Because all of our research is at a very early pre-clinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

Other collaborative research programs - On January 15, 2002, we entered into a collaborative research and development agreement with Shanghai New Asiatic Pharmaceutical Company, Ltd., a division of Shanghai Pharmaceutical Co., Ltd. Under the agreement, we provided clinical and pre-clinical research information on docosanol 10% cream to Shanghai New Asiatic. Shanghai New Asiatic is responsible for evaluating the regulatory approval requirements and size of the markets for the treatment of cold sores, genital herpes and herpes zoster (shingles). There can be no assurance that either the regulatory approval requirements or the size of market will be attractive to Shanghai New Asiatic to ensure the product will be developed.

CRITICAL ACCOUNTING POLICIES

Because of the significance of our revenue recognition policies to our financial statements, we believe it is appropriate to include our revenue recognition policies as critical accounting policies.

Milestone Payments in License Agreements

We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Our largest and most significant license agreement is with GlaxoSmithKline. On March 31, 2000, we transferred the rights to GlaxoSmithKline to manufacture, use, and sell Abreva® in the United States and Canada and gave them full control, authority and responsibility over research, development, registration including actions required to obtain appropriate government approvals, and commercialization of the product in that territory. GlaxoSmithKline has achieved and paid all of the performance milestones under the agreement. With regard to the milestones, we have no further performance obligations. Future revenues to be earned under the GlaxoSmithKline agreement will come solely from royalty revenues.

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

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensee and computed in accordance with the specific terms of the license agreement. Since the launch of Abreva® in October 2000 up to September 30, 2002, all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sales of Future Royalty Revenues

In order to increase our cash position and to further fund our current development programs, we sold an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA and received an initial payment of $20.5 million. Because of the ongoing involvement with Drug Royalty USA in earning future royalty revenues, we have classified the amount received from the purchaser as deferred revenue. The amount classified as deferred revenue will be amortized under the units-of-revenue method, whereby amortization for a period is calculated by computing the ratio of proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the license purchase agreement and then applying that ratio to the periodic cash payment.

Research Contracts

In certain circumstances, we may enter into research contracts or collaborations having obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations.

As of September 30, 2002, Xenerex had entered into three research collaboration arrangements, all of which have research initiation fees. In these agreements, the customer provides antigens to Xenerex. Xenerex performs research to develop potential antibodies for those antigens (initial phase). If, after a reasonable commercial effort is made to develop an antibody, it is determined that none exists, the contract is complete and the initiation fee is recognized. If antibodies are developed, they are provided to the customer and a determination is made by the customer to have Xenerex perform further research or terminate the remaining contract. If the customer decides to have Xenerex continue research on the developed antibodies, there exists in the contract milestones that are tied to the completion of the different phases of effort. Examples of milestones include when the customer files the Biologics License Application and when the customer obtains regulatory approval.

The research collaboration agreements also define the amount of royalties on product sales by the licensee, assuming the licensee successfully develops and obtains approval for marketing a product. The license fees and royalty rates, while defined as part of the research collaboration agreement, would still be subject to completion of a definitive license agreement with the customer.

Xenerex Research Initiation Fees - Xenerex defers research initiation fees and recognizes the revenue once Xenerex has completed its efforts to create antibodies. Under existing research agreements, if Xenerex fails to create antibodies, then the contract may be terminated with no additional performance obligations, indicating that the earnings process is complete, provided Xenerex has made a commercially reasonable effort to create antibodies. The status of Xenerex’s three existing collaborative agreements are as follows:

•	Peregrine Pharmaceuticals — The Peregrine contract provides for the creation of antibodies to three target antigens provided by Peregrine. As of September 30, 2002, Xenerex had advanced to the second stage of the research collaboration agreement for one of the three target antigens. The second stage is intended to provide Peregrine with more information on selected panels of the antibodies that meet the antibody characteristics desired by Peregrine. We earned and recognized a pro-rata portion of the research initiation fee as revenue associated with our efforts and included the amount in our contract and license fee revenues for fiscal 2002. We have not completed the performance associated with stage two or other milestones in the agreement and have not earned or recognized any other revenues in fiscal 2002.

•	Eos Biotechnology, Inc. — The Eos contract provides for the creation of antibodies to three target antigens provided by Eos. As of September 30, 2002, Xenerex had advanced to the second stage of the research collaboration agreement for two of the three target antigens. The second stage is intended to provide Eos with more information on selected panels of the antibodies that meet the antibody characteristics desired by Eos. We earned and recognized the research initiation fee as revenue associated with our commercial efforts on all three antigens and included the amount in our contract and license fee revenues in the prior fiscal year ended September 30, 2001. We have not completed the performance associated with stage two or other milestones in the agreement and have not earned or recognized any revenues in fiscal 2002.

•	DNAX Research, Inc. — The DNAX contract provides for the creation of antibodies to two target antigens provided by DNAX. We have not completed the commercial efforts associated with the research initiation fees or achieved any of the milestones in the agreement. Therefore, as of September 30, 2002, we had not earned or recognized any revenues under the agreement.

Xenerex’s receipt of milestone payments — In the research phases of the research collaboration agreement, Xenerex may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). Xenerex recognizes revenue once the product has been delivered, because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

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

Commercial phase of Xenerex research contracts - Xenerex research collaboration agreements provide that a final license agreement will be executed to incorporate the terms and conditions for the commercial phase of the contract. We will evaluate revenue recognition for the commercial phase once a license agreement is executed and the commercial phase has commenced.

Other research contracts - As with all our research contracts, including the up-front initiation fee, we defer revenue recognition until services have been rendered or products (e.g. developed antibodies) are delivered. The milestones established within the contract are set to approximate the effort associated with the completion of each phase. Regardless of when we receive the payment associated with a research phase, we defer the revenue recognition until the service is completed or product is delivered.

NATURE OF OPERATING EXPENSES

Avanir’s operating expenses are influenced substantially by the amount of spending devoted to our clinical development programs and drug discovery research. During the past two years, we have substantially expanded our drug development pipeline, which requires that we allocate significant amounts of our resources to research and development activities. Our spending on new business development and on general and administrative support staff tends to follow trends in our spending for research, but to a lesser extent. Other components of our operating costs include maintenance and operation of our laboratory and office facilities, depreciation, professional and consulting fees related to clinical trials and regulatory compliance, insurance, and investor relations. We expect annual operating expenses will increase for the foreseeable future, in light of our expanded product development pipeline. Our business is exposed to significant risks, as discussed in the section entitled “Risk factors that might affect future operations,” which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

Comparison of fiscal years 2002 and 2001

Net income (loss) — 2002 vs. 2001

For fiscal 2002, the net loss attributable to common shareholders was $10.3 million, or $0.18 per share, compared to $190,000 in net income attributable to common shareholders in fiscal 2001 of $190,000, or approximately breakeven on a per share basis.

We expect to continue to pursue our drug development strategy focused on large market therapeutic areas with significant partnering and licensing potential. To help fund and develop our products, we intend to seek licensees and partners to share the costs of development. Some of these potential license arrangements could materially change our outlook for future revenues and costs. However, the timing of such potential arrangements is unpredictable. To reach the stage of partnering or licensing our product candidates or technologies or marketing our own products, we expect to continue to invest at current or higher rates in our existing research and clinical development programs, which we expect will result in a loss for fiscal 2003.

Revenues — 2002 vs. 2001

Revenues in fiscal 2002 decreased to $8.9 million, compared to $12.7 million in fiscal 2001. The $3.8 million decrease in revenues for fiscal 2002 resulted primarily from the completion of milestone payments under the license agreement with our licensee, GlaxoSmithKline, in October 2001. Revenues for fiscal 2002 included a final $5.0 million milestone payment upon reaching the one-year anniversary of Abreva® product launch and $3.4 million in royalty revenues on Abreva product sales. Other revenues in fiscal 2002 included $41,000 in sales of the active ingredient docosanol, $160,000 in federal and state grant revenues, and $226,000 in contract and license fees from other areas. Revenues in fiscal 2001 included $10.0 million in milestone payments and $2.5 million in royalty revenues on Abreva product sales. Other revenues in fiscal 2001 included $73,000 in government grant revenues, and $70,000 in contract and license fees from other areas.

If we are successful in completing the Phase III clinical trial and open label study of Neurodex for the treatment of PBA by December 2003 and we are able to obtain approval from the FDA by mid-2005 to market the product, then we should be able to meet our plan for marketing and selling Neurodex by mid-to-late 2005.

Expenses — 2002 vs. 2001

Operating expenses. Our total operating expenses increased to $19.8 million in fiscal 2002, compared to $13.6 million in fiscal 2001. Operating expenses in fiscal 2002 were higher than fiscal 2001 by $6.2 million. The net increase in operating expenses during fiscal 2002 is described below.

Research and development (R&D) expenses. R&D expenses totaled $13.6 million in fiscal 2002, compared to $8.1 million (including $917,000 in purchased in-process R&D expenses) in fiscal 2001. In fiscal 2002, we spent $3.8 million on clinical development of Neurodex, including $2.6 million on a Phase II/III clinical trial for the potential treatment of PBA in patients who have Lou Gehrig’s disease and $1.2 million in R&D related to the treatment of neuropathic pain. We also spent $4.3 million on pre-clinical research focused on a novel treatment for allergy and asthma, including toxicology studies, scaled-up manufacture of the lead compound, development of second generation compounds, and other contract research. The balance of R&D activities was primarily related to other pre-clinical programs addressing inflammation and cholesterol reduction, antibody generation technology and operation of our laboratory facilities.

In fiscal 2001 we spent $2.3 million on Neurodex, including $1.5 million related to the Phase II/III clinical trial for the potential treatment of PBA in patients with Lou Gehrig’s disease and $800,000 related to the treatment of neuropathic pain. We also spent $1.4 million on pre-clinical research focused on a novel treatment for allergy and asthma. The balance of R&D activities was primarily related to other pre-clinical programs addressing inflammation and cholesterol reduction, antibody generation technology and operation of our laboratory facilities.

General and administrative expenses. Our general and administrative expenses increased to $4.6 million in fiscal 2002, compared to $3.5 million during fiscal 2001. These increased expenses primarily relate to:

•	increased staff size and higher administrative support costs for most of fiscal 2002 as the Company increased its level of operating activity in drug discovery, clinical development, and business development, and

•	increased building occupancy costs including utilities, maintenance and insurance.

Sales and marketing expenses. Sales and marketing expenses increased to $1.6 million in fiscal 2002, compared to $1.2 million during fiscal 2001. Fiscal 2002 expenses included legal, travel and consulting costs related to out-licensing docosanol 10% cream in Europe and the Middle East, establishing business relations in the People’s Republic of China, and additional licensing and other commercial development activities at Xenerex Biosciences. Fiscal 2001 expenses primarily reflected travel, legal and overall business development staff costs necessary to pursue international licensing of docosanol 10% cream.

Other Income and Expenses — 2002 vs. 2001

Interest income. Interest income decreased to $664,000 in fiscal 2002, compared to $1.1 million in fiscal 2001. The decrease in interest income during fiscal 2002 was primarily due to lower investment balances and lower interest rates on investments compared with fiscal 2001.

Other Income. Other income for fiscal 2002 increased to $130,000, compared to $3,000 in fiscal 2001. The increase in other income during fiscal 2002 was primarily due to fees earned under a contract that provided a period of exclusivity in negotiations. Avanir also received rental income from Healthscan Metabolic Imaging, LLC for sharing an emergency power generator under an equipment lease agreement.

Interest expense. Interest expense increased to $61,000 in fiscal 2002, compared to $7,000 in fiscal 2001. The increased levels of interest expense will continue for the foreseeable future. Increased interest expense for fiscal 2002 was primarily related to the addition of $618,000 in new capital equipment lease financing transactions for an emergency power generator and various new pieces of laboratory equipment.

Comparison of fiscal years 2001 and 2000

Net income (loss) — 2001 vs. 2000

The net income attributable to common shareholders for fiscal 2001 was $190,000, or slightly better than breakeven on a per-share basis, compared with a net loss of $802,000, or $0.02 per share, for fiscal 2000. This represents an improvement of $1.0 million or $0.02 per share in fiscal 2001 over the net loss in fiscal 2000. Increased revenues from milestone payments and royalties on sales of Abreva contributed to earning a profit in fiscal 2001 compared with a loss in fiscal 2000, as further discussed below.

Revenues — 2001 vs. 2000

Revenues in fiscal 2001 increased to $12.7 million, compared to $10.3 million in fiscal 2000. The $2.4 million increase in revenues for fiscal 2001 resulted primarily from the launch of our cold sore product, Abreva, in the United States by our licensee, GlaxoSmithKline, in October 2000. Avanir earned $10.0 million in milestone payments and $2.5 million in royalty revenues on sales of Abreva in fiscal 2001, compared to $10.0 million in milestone payments under the license agreement in the prior year. Other revenues in fiscal 2001 included $73,000 in federal grant revenues and $70,000 in contract and license fees from other areas. Other revenues in fiscal 2000 included $225,000 in sales of the active ingredient, docosanol.

Expenses — 2001 vs. 2000

Operating expenses. Our total operating expenses increased to $13.6 million in fiscal 2001, compared to $10.8 million in fiscal 2000. Operating expenses in fiscal 2001 were higher than fiscal 2000 by $6.9 million excluding litigation settlement charges of $4.1 million in fiscal 2000. The net increase in operating expenses during fiscal 2001 is described in the following paragraphs.

Purchased in-process research and development expense. In fiscal 2001, we charged $917,000 to in-process research and development expense, which represents the cost of in-process technologies obtained in our acquisition of the MIF inhibitor technology and know-how from the Ciblex Corporation (See Note 2 to the Financial Statements, “Purchased in-process research and development”).

Research and development (R&D) expenses. R&D expenses amounted to $7.2 million in fiscal 2001, compared to $2.4 million for fiscal year 2000. In fiscal 2001, we spent $2.3 million or 32% of total R&D expenditures on a Phase II/III clinical trial of Neurodex in the potential treatment of emotional lability in ALS patients. We also spent $1.4 million or 19% of total R&D expenditures on pre-clinical research focused on a novel treatment for allergy and asthma, including development and scaled-up manufacture of the lead compound. Within Xenerex, we spent $1.3 million or 18% of total R&D expenditures on development of antibody generation technology. The balance of R&D spending was primarily related to other pre-clinical programs addressing inflammation and cholesterol reduction and operation of our laboratory facilities. In fiscal 2000, R&D activities primarily related to drug discovery efforts in seeking a lead compound intended for the treatment of allergy and asthma and for Phase II clinical trials of Neurodex as an intended treatment for emotional lability in ALS and other neurodegenerative diseases.

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

Sales and marketing expenses. Sales and marketing expenses increased to $1.2 million in fiscal 2001 from $692,000 during fiscal 2000. In fiscal 2001, business development activities, including travel, legal and overall staff costs, increased substantially as we pursued international licensing of docosanol 10% cream. In fiscal 2000, we maintained a lower level of marketing and sales staff while awaiting the FDA’s approval of Abreva for marketing in the United States.

Other Income and Expenses — 2001 vs. 2000

Interest income. Interest income increased to $1.1 million in fiscal 2001, compared to $434,000 in fiscal 2000. The increase in interest income during fiscal 2001 was primarily due to higher investment balances, partially offset by lower interest rates on investments compared with fiscal 2000.

Other Income. Other income for fiscal 2001 amounted to $3,000, representing rental income from Healthscan Metabolic Imaging, LLC for sharing an emergency power generator under an equipment lease agreement.

Interest expense. Interest expense decreased to $7,000 in fiscal 2001, compared to $516,000 in fiscal 2000. The high level of interest expense in fiscal 2000 related to the amortization of debt issue costs and interest expense incurred on an aggregate of $1.5 million in redeemable convertible debt, portions of which were outstanding up to 71 days in fiscal 2000.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents of $8.6 million and a net working capital balance of $5.9 million. At September 30, 2001, we had cash and cash equivalents of $16.5 million and a net working capital balance of $16.0 million. Explanations of the changes in net cash provided by or used for operating, investing and financing activities are provided below.

	September 30,	Increase (decrease)	September 30,
	2002	during fiscal 2002	2001

Cash and cash equivalents	$8,630,547	$(7,911,998)	$16,542,545
Cash and investments in securities	$13,169,007	$(8,682,229)	$21,851,236

Net working capital	$5,918,083	$(10,109,494)	$16,027,577

	Year Ended September 30,	Increase (decrease)	Year ended September 30,
	2002	during fiscal 2002	2001

Net cash provided by (used for) operating activities	$(6,928,478)	$(7,562,929)	$634,451
Net cash used for investing activities	(1,205,737)	4,034,641	(5,240,378)
Net cash provided by financing activities	222,217	(1,226,487)	1,448,704

Net decrease in cash and cash equivalents	$(7,911,998)	$(4,754,775)	$(3,157,223)

Note 6 (Commitments and Contingencies) of the financial statements filed with this Report discusses the Company’s material commitments for capital expenditures and is incorporated herein by reference. We anticipate being able to satisfy the obligations described in Note 6 out of cash and cash equivalents held by the Company as of September 30, 2002 and subsequent proceeds that the Company received from the sale of future Abreva royalties to Drug Royalty USA.

Operating activities. Net cash used for operating activities in fiscal 2002 amounted to $6.9 million, compared to net cash provided by operating activities of $634,000 during fiscal 2001. Net cash used for operating activities for fiscal 2002 is attributable primarily to a $10.2 million net loss, partially offset by a $2.0 million increase in accounts payable, a $979,000 increase in accrued expenses and $603,000 in depreciation and amortization. Net cash provided by operating activities for fiscal 2001 is attributable primarily to $233,000 in net income, $867,000 in purchases of in-process R&D using common stock, and $373,000 in depreciation and amortization, partially offset by an $803,000 increase in accounts receivable and a $231,000 decrease in accounts payable.

Investing activities. Net cash used for investing activities during fiscal 2002 amounted to $1.2 million, including $9.7 million in investments in securities, $1.4 million in purchases of property and equipment and $538,000 in patent costs, partially offset by $9.7 million in proceeds from sales and maturities of investments in securities. As short-term interest rates came down through most of fiscal 2001 and 2002, we sought to achieve higher yields on our available cash by investing in securities that had maturities longer than one year. We maintained an investment strategy of seeking higher yields through longer maturities of government securities and bank CDs through most of fiscal 2001 and 2002. We invested $9.0 million in long-term investments in securities for fiscal 2002, but also sold $9.7 million in long-term investments in securities late in fiscal 2002 to raise cash levels and to realize gains on several of our investments. Net cash used for investing activities totaled $5.2 million in fiscal 2001, including $4.5 million in investments in securities, $1.0 million in purchases of property and equipment and $538,000 related to patent costs.

Financing activities. Net cash provided by financing activities during fiscal 2002 amounted to $222,000 and reflected $261,000 in proceeds from issuances of common stock and $287,000 from issuance of notes payable, offset by payments of $301,000 related primarily to short-term financing of insurance premiums and $25,000 in payments of dividends on preferred stock. During fiscal 2001, we received $1.5 million from issuances of common stock, repaid $195,000 in outstanding debt and paid $6,000 in dividends on preferred stock, yielding $1.4 million in net cash provided by financing activities.

Subsequent to September 30, 2002, we increased our cash and short and long-term investments by $20.5 million from the sale of an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA. As of December 24, 2002, our cash and short and long-term investments in securities amounted to approximately $28 million, which should provide us with sufficient liquidity to sustain our planned level of operations well into fiscal 2004. To continue to enhance our capital base and liquidity and to continue to fund the development of our drug candidates and technology platforms, we expect to continue to pursue various alternatives for raising additional funds during the next twelve months. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS No. 142 became effective for the Company on October 1, 2002. The application of SFAS No. 142 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 became effective for the Company on October 1, 2002. The application of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, we are exposed to market risk related to changes in interest rates. Because substantially all our revenue, expenses, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream and purchase additional services from outside the U.S. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposures as the needs and risks should arise.

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 2.3 years as of September 30, 2002 (2.8 years as of September 30, 2001). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The information relating to our directors that are required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection our Annual Meeting of Shareholders to be held on March 13, 2003.

Executive officers of the Registrant

     The names of our executive officers and their ages as of December 6, 2002 are set forth below. The officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Name	Age	Position

Gerald J. Yakatan, Ph.D.	60	President and Chief Executive Officer
James E. Berg	51	Vice President, Clinical and Regulatory Affairs
R. Martin Emanuele, Ph.D.	48	Vice President, Corporate Development
Gregory P. Hanson	56	Vice President, Finance; Chief Financial Officer and Secretary
J. David Hansen	51	Vice President, Avanir; President and Chief Operating Officer of Xenerex Biosciences
Jagadish C. Sircar, Ph.D.	67	Vice President, Drug Discovery

Gerald J. Yakatan, Ph.D. Dr. Yakatan has served as President and Chief Executive Officer since March 1998. Dr. Yakatan also serves as a director and as the Chief Executive Officer of Avanir’s subsidiary, Xenerex Biosciences. In addition, Dr. Yakatan serves or has served in the following positions: from July 1995 to February 1998 has served on a half-time basis as our Vice President of Drug Development; from 1996 to present, Chairman of IriSys Research & Development, LLC, a company he founded in 1996 specializing in contract drug formulation development services; from 1990 until 1995, president and chief executive officer of San Diego-based Tanabe Research Laboratories, USA, Inc., an inflammation drug discovery research and development company. Earlier in his career, Dr. Yakatan held various positions over a seven-year span at Warner-Lambert Co., including Vice President of Product Development for the Pharmaceutical Research Division; and for approximately eight years he was a faculty member of the University of Texas at Austin and Assistant Director of the Drug Dynamics Institute at the College of Pharmacy. Dr. Yakatan has over 60 scientific and professional publications in the areas of pharmacokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

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

R.     Martin Emanuele, Ph.D. Dr. Emanuele has served as Vice President, Corporate Development since August 2002. In this capacity, Dr. Emanuel is responsible for Avanir’s partnering, licensing and related business development activities. From May 1988 to July 2002, Dr. Emanuele was employed by CytRx Corporation, where he held a number of research and development and business development positions and attained the position of Vice President of Research and Business Development. Prior to CytRx, Dr. Emanuele was a clinical research scientist with Dupont Critical Care. Dr. Emanuele holds a B.S. from Colorado State University, an M.S. from Northern Illinois University, and a Ph.D. in Pharmacology & Experimental Therapeutics from Loyola University of Chicago.

Gregory P. Hanson, CMA. Mr. Hanson has served as Vice President, Finance and Chief Financial Officer (CFO) and Corporate Secretary since July 1998. Mr. Hanson also serves as CFO and Corporate Secretary for the company’s subsidiary, Xenerex Biosciences. From September 1995 to July 1998, he was the Chief Financial Officer of XXsys Technologies Inc., a composite materials technology company; and from May 1993 to September 1995, he held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems. Earlier in his career, Mr. Hanson held various management positions at Ford Motor Company over a 14-year span and at Solar Turbines Incorporated, a subsidiary of Caterpillar Inc., over a three-year span. Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree with honors from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

J.     David Hansen. Mr. Hansen has served as a Vice President of Avanir since September 1998 and also the President and Chief Operating Officer of the Avanir’s subsidiary, Xenerex Biosciences since April 2000. In addition, Mr. Hansen has served in the following positions: from December 1989 to September 1998, various management positions at Dura Pharmaceuticals, San Diego, California, including Senior Director, Strategic Sales Systems; National Sales Director, Director of Business Development and Director of Marketing. Earlier in his career, he held various management positions at Immunetech Pharmaceuticals, San Diego, California; Schering/Key Pharmaceuticals, Kennilworth, New Jersey; and E.R. Squibb & Sons, Princeton, New York. Mr. Hansen graduated with honors from the University of Oregon, with a B.S. degree in Chemistry in June 1974.

Jagadish Sircar, Ph.D. Dr. Sircar has served as our Vice President, Drug Discovery since [November 2002]. From November 1995 to March 2000, he held the position of Director of Chemistry at Avanir and from April 2000 to November 2002 he was Executive Director, Drug Discovery of the Company. Before joining the Company, Dr. Sircar held the position of Senior Vice President, Research and Discovery for Biofor, Inc. from January 1992 to November 1995. From 1969 to 1991, Dr. Sircar was employed by Warner-Lambert/Parke-Davis in its Research Division (currently Pfizer), where he attained the position of Associate Research Fellow and Chairman of the Immunoinflammatory Project Team. During his tenure at Warner-Lambert/Parke-Davis, he was responsible for the discovery and pre-clinical development of six compounds. Dr. Sircar holds a Ph.D. in Organic Chemistry, an M.S. in Pure Chemistry and a B.S. (Honors) in Chemistry, all from the University of Calcutta, Calcutta, India. Dr. Sircar has a total of 154 patents, presentations and publications that are credited to him.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” contained in the proxy statement.

Item 14. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

(1)	Index to consolidated financial statements appears on page F-1.

(b)  Current Reports on Form 8-K

None

(c)  Exhibits

3.1	Restated Articles of Incorporation of the Registrant, dated April 4, 1994 (1)

3.2	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated November 20, 1998 (15)

3.3	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated February 19, 1999 (15)

3.4	Amended and Restated Bylaws of the Registrant (15)

4.1	Forms of Class A and Class B Common Stock Certificates (3)

4.2	Form of Class G Stock Purchase Warrant issued in connection with Convertible Note, dated February 26, 1997 (4)

4.3	Registration Rights Agreement, dated February 26, 1997, with RGC International Investors, LDC (4)

4.4	Registration Rights Agreement with Promethean Investment Group, LLC (5)

4.5	Class A Common Stock Investment Agreement with Promethean Investment Group, LLC (5)

4.6	Certificate of Determination with respect to Series C Junior Participating Preferred Stock of the Registrant (6)

4.7	Rights Agreement, dated as of March 5, 1999, with American Stock Transfer & Trust Company (6)

4.8	Form of Rights Certificate with respect to the Rights Agreement, dated as of March 5, 1999 (6)

4.9	Certificate of Determination, dated March 26, 1999, with respect to Series D redeemable convertible preferred stock of the Registrant (7)

4.10	Form of Series D Convertible Preferred Stock Certificate (7)

4.11	Form of Class J Stock Purchase Warrant issued in connection with Series D redeemable convertible preferred stock (7)

4.12	Securities Purchase Agreement for Series D Convertible Preferred Stock (7)

4.13	Registration Rights Agreement for Series D Convertible Preferred Stock (7)

4.14	Amendment to the Class A Common Stock Investment Agreement with Promethean Investment Group, LLC (7)

4.15	Class K Stock Purchase Warrant, dated as of April 1, 1999, issued to Redington, Inc. (8)

4.16	Amendment No. 1 to Registration Rights Agreement, dated as of November 23, 1999, with AMRO International, S.A and The Endeavour Capital Fund, S.A. (9)

4.17	Amendment No. 1 to Rights Agreement, dated November 30, 1999, with American Stock Transfer & Trust Company (9)

4.18	Registration Rights Agreement, dated January 25, 2000, by and among (i) Avanir Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group LTD (11)

4.19	Form of Class N Stock Purchase Warrant, issued in connection with Common Stock Purchase Agreement dated January 25, 2000 (11)

10.1	Form of Employment Agreement, dated as of February 1999, with certain executive officers and key employees of the Registrant (2)

10.2	Amended and Restated 1998 Stock Option Plan (15)

10.3	Amended and Restated 1994 Stock Option Plan (15)

10.4	Employment Agreement with Gerald J. Yakatan, dated November 29, 2001 (15)

10.5	Form of Retention Agreement with certain Executive Officers of the Registrant (10)

10.6	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant (10)

10.7	Common Stock Purchase Agreement, dated January 25, 2000, by and among (i) Avanir Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group Ltd (11)

10.8	License Agreement, dated March 31, 2000, by and between Avanir Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation (12)

10.9	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and BC Sorrento, LLC, effective September 1, 2000 (13)

10.10	License Agreement, dated August 1, 2000, by and between Avanir Pharmaceuticals (“Licensee”) and Irisys Research and Development, LLC, a California limited liability company (13)

10.11	Amended and Restated 2000 Stock Option Plan (14)

10.12	Standard Industrial Net Lease by and between Avanir Pharmaceuticals (“Tenant”) and Sorrento Plaza, a California limited partnership (“Landlord”), effective May 20, 2002 (16)

21.1	List of Subsidiaries

23.1	Independent Auditors’ Consent

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed March 10, 1997.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed January 25, 1999.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed March 11, 1999.

(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 1, 1999.

(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 20, 1999.

(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed December 3, 1999.

(10)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed February 4, 2000.

(12)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed May 4, 2000.

(13)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2000.

(14)	Incorporated by reference to the similarly described exhibit included with the Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders, filed January 17, 2002.

(15)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K, filed December 21, 2001.

(16)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2002

Avanir PHARMACEUTICALS

By:	/s/Gerald J. Yakatan, Ph.D.

Gerald J. Yakatan, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gerald J. Yakatan, Ph.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	December 26, 2002

/s/Gregory P. Hanson Gregory P. Hanson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 26, 2002

/s/James B. Glavin James B. Glavin	Chairman of the Board	December 26, 2002

/s/Dennis J. Carlo, Ph.D. Dennis J. Carlo, Ph.D.	Director	December 26, 2002

/s/Michael W. George Michael W. George	Director	December 26, 2002

/s/Susan Golding Susan Golding	Director	December 26, 2002

/s/Edward L. Hennessy, Jr. Edward L. Hennessy, Jr.	Director	December 26, 2002

/s/Charles A. Mathews Charles A. Mathews	Director	December 26, 2002

/s/Kenneth E. Olson Kenneth E. Olson	Director	December 26, 2002

/s/Harold F. Oberkfell Harold F. Oberkfell	Director	December 26, 2002

CERTIFICATIONS

I, Gerald J. Yakatan, certify that:

1.	I have reviewed this annual report on Form 10-K of Avanir Pharmaceuticals;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/Gerald J. Yakatan, Ph.D.

Gerald J. Yakatan, Ph.D. Chief Executive Officer

CERTIFICATIONS

I, Gregory P. Hanson, certify that:

1.	I have reviewed this annual report on Form 10-K of Avanir Pharmaceuticals;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ Gregory P. Hanson

Gregory P. Hanson Chief Financial Officer

Avanir Pharmaceuticals

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Avanir Pharmaceuticals:

We have audited the accompanying consolidated balance sheets of Avanir Pharmaceuticals and subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avanir Pharmaceuticals and subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
December 24, 2002

Avanir Pharmaceuticals

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,630,547	$16,542,545
Short-term investments in securities	695,840	23,179
Receivables	1,098,954	898,676
Inventory	238,126	222,585
Prepaid expenses	683,111	581,298

Total current assets	11,346,578	18,268,283
Investments in securities	2,986,023	4,897,390
Restricted investments	856,597	388,122
Property and equipment, net	3,180,966	2,217,094
Intangible assets, net	1,659,418	1,174,928
Other assets	303,347	108,136

TOTAL ASSETS	$20,332,929	$27,053,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,705,606	$734,701
Accrued expenses and other liabilities	1,831,958	852,489
Accrued compensation and payroll taxes	462,118	362,028
Loan payable	299,980	186,122
Current portion of capital lease obligations	128,833	105,366

Total current liabilities	5,428,495	2,240,706
Capital lease obligations, net of current portion	323,764	351,784

Total liabilities	5,752,259	2,592,490

COMMITMENTS AND CONTINGENCIES (Note 6, 9 and 10)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; 50 shares issued and outstanding	521,189	502,903

SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating - 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — no par value:
Class A - 99,288,000 shares authorized; 58,270,533 and 57,976,381 shares issued and outstanding at September 30, 2002 and 2001, respectively	87,053,257	86,626,355
Class B - 712,000 shares authorized; 13,500 and 36,500 shares issued and outstanding at September 30, 2002 and 2001, respectively (convertible into Class A common stock)	8,395	19,895
Accumulated deficit	(73,002,878)	(62,735,080)
Accumulated other comprehensive income	707	47,390

Total shareholders’ equity	14,059,481	23,958,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,332,929	$27,053,953

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2002	2001	2000

REVENUES:
Contract and license revenues	$5,226,167	$10,070,350	$10,000,000
Royalty revenues	3,426,403	2,535,717	—
Grant revenues	160,412	72,535	27,465
Product sales	40,760	—	225,353

Total revenues	8,853,742	12,678,602	10,252,818

OPERATING EXPENSES:
Cost of product sales	4,731	—	261,603
Product launch expenses	—	728,148	—
Purchased in-process research and development	—	917,097	—
Research and development	13,602,484	7,227,488	2,373,951
General and administrative	4,587,769	3,481,735	3,327,988
Sales and marketing	1,640,812	1,234,604	691,975
Litigation settlements	—	—	4,097,504

Total operating expenses	19,835,796	13,589,072	10,753,021

LOSS FROM OPERATIONS	(10,982,054)	(910,470)	(500,203)
Interest income	663,588	1,147,439	434,208
Other income	129,514	2,700	—
Interest expense	(60,560)	(6,547)	(516,288)

NET INCOME (LOSS)	$(10,249,512)	$233,122	$(582,283)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss)	$(10,249,512)	$233,122	$(582,283)
Dividends on redeemable convertible preferred stock	(25,000)	(24,948)	(21,914)
Beneficial conversion feature of preferred stock	—	—	(140,000)
Accretion of discount related to redeemable convertible preferred stock	(18,286)	(18,286)	(57,609)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,292,798)	$189,888	$(801,806)

NET INCOME (LOSS) PER SHARE:

BASIC	$(0.18)	$0.00	$(0.02)

DILUTED	$(0.18)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	58,206,969	57,475,748	51,784,214

DILUTED	58,206,969	61,130,415	51,784,214

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

	Common Stock						Accumulated
					Receivables		Other	Total
	Class A		Class B		for Common	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Deficit	Income (Loss)	Equity	Income (Loss)

BALANCE, October 1, 1999	45,017,063	$62,195,950	440,000	$38,270		$(62,170,024)		$64,196
Net loss						(582,283)		(582,283)	$(582,283)
Issuance of Class A common stock in connection with:
Private placement, net of issuance costs of $527,049	2,698,791	5,472,951						5,472,951
Exercise of warrants	5,961,819	7,900,072						7,900,072
Exercise of stock options	1,498,355	3,282,983			$(649,431)			2,633,552
Litigation settlements	1,135,000	4,097,504						4,097,504
Conversions from Class B common stock	375,000	4,125	(375,000)	(4,125)				—
Conversion of Series D redeemable convertible preferred stock (including dividends of $7,603)	288,800	507,603						507,603
Dividends on preferred stock		(21,914)						(21,914)
Valuations of:
Beneficial conversion feature of redeemable convertible debentures		166,667						166,667
Warrants issued in connection with redeemable convertible debentures		81,308						81,308
Beneficial conversion feature of Series D redeemable convertible preferred stock		140,000				(140,000)		—
Warrants issued in connection with Series D redeemable convertible preferred stock		106,000						106,000
Accretion of discount related to Series D redeemable convertible preferred stock						(57,609)		(57,609)
Compensation expense related to valuation of stock options and warrants granted to non-employees for services rendered		762,341						762,341

BALANCE, SEPTEMBER 30, 2000	56,974,828	$84,695,590	65,000	$34,145	$(649,431)	$(62,949,916)		$21,130,388	$(582,283)

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY (Continued)

	Common Stock						Accumulated
					Receivables		Other	Total
	Class A		Class B		for Common	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Deficit	Income (Loss)	Equity	Income (Loss)

Net income					$233,122	$233,122		$233,122	$233,122
Issuance of Class A common stock in connection with:
Exercise of warrants	254,716	$304,697						304,697
Exercise of stock options, net of taxes	558,142	653,399						653,399
Acquisition of MIF technology	170,353	867,097						867,097
Acquisition of minority interests in Xenerex	25,000	97,250						97,250
Conversions from Class B common stock	28,500	14,250	(28,500)	$(14,250)				—
Retired shares	(35,158)	(129,031)						(129,031)
Collection of receivables for Class A common stock					$649,431			649,431
Dividends on preferred stock		(24,948)						(24,948)
Accretion of discount related to Series D redeemable convertible preferred stock						(18,286)		(18,286)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		148,051						148,051
Unrealized gains on securities							$47,390	47,390	47,390

BALANCE, SEPTEMBER 30, 2001	57,976,381	$86,626,355	36,500	$19,895	$—	$(62,735,080)	$47,390	$23,958,560	$280,512

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY (Continued)

	Common Stock						Accumulated
					Receivables		Other	Total
	Class A		Class B		for Common	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Deficit	Income (Loss)	Equity	Income (Loss)

Net loss						$(10,249,512)		$(10,249,512)	$(10,249,512)
Issuance of Class A common stock in connection with:
Exercise of warrants	80,000	$90,000						90,000
Exercise of stock options, net of taxes	191,152	170,574						170,574
Conversions from Class B common stock	23,000	11,500	(23,000)	$(11,500)				—
Dividends on preferred stock		(25,000)						(25,000)
Accretion of discount related to Series D redeemable convertible preferred stock						(18,286)		(18,286)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		179,828						179,828
Unrealized losses on securities							$(46,683)	(46,683)	(46,683)

BALANCE, SEPTEMBER 30, 2002	58,270,533	$87,053,257	13,500	$8,395	$—	$(73,002,878)	$707	$14,059,481	$(10,296,195)

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(10,249,512)	$233,122	$(582,283)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	602,803	373,290	145,430
Non-cash interest expense	—	—	402,990
Compensation paid with stock options and warrants	179,828	148,051	762,341
Litigation settlements paid with common stock	—	—	4,097,504
Purchased in-process R&D paid with common stock	—	867,097	—
Loss on disposal of assets	782	3,187	5,553
Patents abandoned	—	—	89,433
Changes in assets and liabilities:
Receivables	(200,278)	(803,247)	(18,930)
Inventory	(15,541)	(212,781)	213,998
Prepaid expenses and other assets	(297,024)	(209,191)	(75,105)
Deferred costs	—	—	100,000
Accounts payable	1,970,905	(230,934)	(207,432)
Accrued expenses and other liabilities	979,469	358,934	315,820
Accrued compensation and payroll taxes	100,090	106,923	125,531

Net cash provided by (used for) operating activities	(6,928,478)	634,451	5,374,850

INVESTING ACTIVITIES:
Investments in securities	(9,019,464)	(4,450,000)	(1,568,474)
Proceeds from sales and maturities of investments in securities	9,743,012	757,173	—
Patent costs	(537,903)	(538,202)	(118,276)
Purchases of property and equipment	(1,391,382)	(1,009,349)	(950,558)

Net cash used for investing activities	(1,205,737)	(5,240,378)	(2,637,308)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	260,574	1,478,496	16,006,576
Proceeds from issuance of convertible preferred stock and related warrants, net	—	—	1,000,000
Dividends paid on preferred stock	(25,000)	(6,250)	—
Proceeds from issuance of convertible notes payable, net	—	—	1,344,985
Repayment of convertible notes payable	—	—	(1,500,000)
Proceeds from issuance of notes payable	287,371	171,750	201,868
Payments on loans and capital lease obligations	(300,728)	(195,292)	(213,877)

Net cash provided by financing activities	222,217	1,448,704	16,839,552

Net increase (decrease) in cash and cash equivalents	(7,911,998)	(3,157,223)	19,577,094
Cash and cash equivalents at beginning of fiscal year	16,542,545	19,699,768	122,674

Cash and cash equivalents at end of fiscal year	$8,630,547	$16,542,545	$19,699,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$60,560	$6,547	$347,722
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Patent purchased with common stock	$—	$111,158	$—
Acquisition of minority interest in Xenerex	$—	$97,250	$—
Value of conversion discount for convertible preferred stock	$—	$—	$140,000
Acquisition of equipment under capital leases	$122,662	$495,147	$—
Conversions into common stock from preferred stock	$—	$—	$507,603

See notes to consolidated financial statements.

Avanir Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) is engaged in research, development, commercialization, licensing and sales of innovative pharmaceutical products and in providing antibody generation services. Avanir’s first product, Abreva® (chemical name docosanol 10% cream), is the number one selling cold sore medication in the U.S. over-the-counter (OTC) market and the only OTC product in the cold sore category approved by the U.S. Food and Drug Administration (FDA). Avanir earns a portion of the royalties on product sales of Abreva under a license agreement with GlaxoSmithKline for the North American market. Avanir is engaged in various stages of discussions and negotiations for licensing docosanol 10% cream to companies in various other countries and in obtaining regulatory approvals in those countries for marketing of the product. The Company is also engaged in research and development of several drugs in various phases of clinical and pre-clinical development. Through its wholly-owned subsidiary, Xenerex Biosciences, the Company develops and commercializes completely human antibody products for partner companies through research collaborations with those companies and for Avanir.

Avanir is subject to various risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries.

Avanir’s ability to generate revenues in the future will depend substantially on sales of Abreva by GlaxoSmithKline, the timing and success of filing and obtaining regulatory approvals and finding licensees for products for the rest of the world, and in establishing research collaborations and successfully providing antibody generation services at the Company’s subsidiary, Xenerex Biosciences. Avanir currently intends to start selling its next product, Neurodex, for the treatment of pseudobulbar affect, in mid-to-late 2005, assuming the remaining clinical trials and other studies are successful and the FDA approves the drug for marketing. The Company’s operating expenses depend substantially on the level of expenditures for research and development programs and the rate of progress being made on such programs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Avanir Pharmaceuticals and its subsidiary, Xenerex Biosciences. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2002, 2001, and 2000, may be referred to as fiscal 2002, fiscal 2001, and fiscal 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of acquisition. Substantially all cash and cash equivalents are under the custodianship of three major financial institutions.

Restricted investments

Restricted investments amounting to $856,597 and $388,122 as of September 30, 2002 and 2001, respectively, represent amounts pledged to our bank as collateral for letters of credit issued in connection with our real estate lease agreements.

Investments

Investments (Note 4, “Investments”) are comprised of marketable securities consisting primarily of certificates of deposit, U.S. state and municipal government obligations, corporate bonds, and asset-backed and mortgage-backed securities with original maturities beyond three months. All marketable securities are held in the Company’s name and primarily under the custodianship of three major financial institutions. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date. As of September 30, 2002 and 2001, the Company’s marketable securities were classified either as available-for-sale or held-to-maturity. The marketable securities classified as held-to-maturity are carried at amortized cost and the marketable securities classified as available-for-sale are carried at fair market value. Unrealized gains or losses related to marketable securities classified as available-for-sale are included as part of shareholders’ equity, as “accumulated other comprehensive income.”

Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities,” requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. The Company does not have any investments that are impaired.

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists primarily of the raw material docosanol, which is the active ingredient in docosanol 10% cream. Docosanol in its present form as stored by the Company has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. Avanir does not own or store any docosanol 10% cream in its finished product form. Avanir also holds in inventory small quantities of dextromethorphan and quinidine, compounds useful in the manufacture of Neurodex. Avanir is developing Neurodex as a potential treatment for pseudobulbar affect and neuropathic pain. The Company and one of its licensees receive raw materials from a single supplier. Avanir also supplies several other licensees with raw materials from the same supplier. The inability of a sole supplier to fulfill supply requirements of the Company or its licensees could materially impact future operating results.

Concentration of credit risk

Substantially all of Avanir’s cash and cash equivalents are maintained with three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and interest rate instruments. The counterparties to the Company’s investment securities and interest rate instruments are various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

The Company received income substantially from one principal licensee, GlaxoSmithKline, from fiscal 2000 to 2002. The Company performs ongoing credit evaluations of its customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually requires no collateral.

Intangibles and long-lived assets

The Company’s policy regarding long-lived assets is to review such long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. The Company carries no goodwill on its books at either September 30, 2002 or 2001. Further, during fiscal 2002 and 2001, the Company had no material impairments to property and equipment or intangible assets, which consist primarily of patents and trademarks.

We capitalize legal expenses incurred in connection with patent applications, trademark applications and license agreements. We amortize the costs of approved patents, trademarks and license agreements over their useful lives or term of the agreements, whichever is less. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense.

Redeemable convertible preferred stock

As of September 30, 2002 and 2001, the Company had obligations to redeem outstanding shares of Series D redeemable convertible preferred stock at the option of the holder, therefore the preferred stock has been classified separately from shareholders’ equity.

Revenue recognition

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Royalty revenues. We recognize royalty revenues from our licensed products when earned. Net sales figures used for calculating royalties due the Company can often include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement. Sales of Abreva, if publicly reported by our licensee, GlaxoSmithKline, could differ from net sales used for calculating royalties and in determining the royalties earned in accordance with the license agreement. In agreements where we have sold our rights to future royalties under license agreements and we maintain continuing involvement in earning such royalties, we defer revenues and recognize them ratably over the life of the license agreement.

Revenue arrangements with multiple deliverables. In certain circumstances, we enter into revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements could include antibody generation services agreements and other forms of research collaborations. In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. In the case of antibody generation services, the allocation is based on customer specific objective evidence of fair value. We recognize revenue related to the delivered products or services only if: (i) the above performance or service criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Government research grant revenues. We recognize revenues from government research grants during the period in which the related expenditures are incurred.

Depreciation and amortization

Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset or the life of the project, whichever is less, if the equipment has been purchased for a particular use. Estimated useful lives of three to five years are used on computer equipment and related software. Office equipment, furniture and fixtures are depreciated over five years. Amortization of leasehold improvements is computed using the shorter of the remaining lease term or eight years.

Self-insurance

We self-insure for portions of our insurance policies based on a number of factors, including historical loss experience, projected risk exposure, cost of insurance, and Avanir’s ability to absorb potential losses that could arise based on the amounts of the deductibles.

Research and development expenditures

Costs related to drug discovery and clinical development are charged to research and development expense as they are incurred.

Purchased in-process research and development

In fiscal 2001, we charged $917,097 to in-process research and development expense, representing the cost of in-process technologies that we acquired from the Ciblex Corporation in fiscal 2001 that could assist us in discovering a drug capable of regulating macrophage migration inhibitory factor, a protein thought to play a central role in the early stages of development of several inflammatory diseases (MIF inhibitor technology). Included in the acquisition are all right, title and interest in and to the MIF inhibitor technology, including a provisional patent application, as well as any patent which may be issued upon Avanir’s filing of a patent application regarding the use of certain compounds provided by Ciblex or similar compounds, in the treatment of auto immune and inflammatory diseases. Avanir also received as part of the application all preclinical data related to compounds provided by Ciblex, and all technology and know-how relating to the foregoing, including laboratory data and previous experimental results. In return for receiving the rights to develop the MIF inhibitor technology, Avanir paid $50,000 in cash and issued 170,353 shares of the Company’s Class A common stock valued at $867,097, for a combined value of $917,097 in cash and common stock.

Computation of net income and net loss per common share

We compute basic income (loss) per common share by dividing the net income and net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted income (loss) per common share by dividing the net income and net loss attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for fiscal 2002, 2001 and 2000 using both the Basic EPS Method and the Diluted EPS Method.

The following table is a reconciliation from the basic to the diluted EPS computations for fiscal 2002, 2001 and 2000:

	Years Ended September 30,

	2002	2001	2000

Numerator:
Net income (loss)	$(10,249,512)	$233,122	$(582,283)
Less:
Dividends on redeemable convertible preferred stock	(25,000)	(24,948)	(21,914)
Beneficial conversion feature of preferred stock	—	—	(140,000)
Accretion of discount related to redeemable convertible preferred stock	(18,286)	(18,286)	(57,609)

Net income (loss) attributable to common shareholders for basic earnings per share computation	(10,292,798)	189,888	(801,806)
Effect of dilutive securities:
Convertible preferred stock	—	(5,157)	—

Net income (loss) attributable to common shareholders for diluted earnings per share computation	$(10,292,798)	$184,731	$(801,806)

Denominator:
Shares for basic net income or loss per share – weighted average shares outstanding	58,206,969	57,475,748	51,784,214
Effect of dilutive securities:
Stock options (1)	—	2,559,869	—
Stock warrants (2)	—	909,567	—
Convertible preferred stock (3)	—	185,231	—

Shares for diluted net income or loss per share	58,206,969	61,130,415	51,784,214

Basic net income (loss) per share	$(0.18)	$0.00	$(0.02)

Diluted net income (loss) per share	$(0.18)	$0.00	$(0.02)

(1)	For fiscal 2002, 2001 and 2000, options to purchase 5,739,306, 66,500 and 5,362,150 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

(2)	For fiscal 2002 and 2000, warrants to purchase 1,084,550 and 1,619,578 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

(3)	For fiscal 2002 and 2000, preferred stock convertible into 520,648 and 171,610 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS No. 142 became effective for the Company on October 1, 2002. The application of SFAS No. 142 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 became effective for the Company on October 1, 2002. The application of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

3.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

	September 30,

	2002	2001

Property and equipment, net:
Leasehold improvements	$866,318	$753,824
Computer equipment and related software	851,952	296,862
Research and development equipment	2,420,028	1,831,645
Office equipment, furniture, and fixtures	254,731	218,796
Construction in progress	198,094	—

	4,591,123	3,101,127
Less accumulated depreciation and amortization	(1,410,157)	(884,033)

Property and equipment, net	$3,180,966	$2,217,094

Intangible assets, net:
Patents and patent applications	$1,707,956	$1,179,840
Trademarks	86,781	84,428
License agreements	56,871	49,436

	1,851,608	1,313,704
Less accumulated amortization	(192,190)	(138,776)

Intangible assets, net	$1,659,418	$1,174,928

4.	INVESTMENTS

The following tables summarize the Company’s investments in securities, which are either held-to-maturity or available-for-sale. Available-for-sale securities are those investments not intended for sale in the near term or held to maturity. The available-for-sale investments are carried at fair value with unrealized gains or losses reported in shareholders’ equity as accumulated other comprehensive income. Investments classified as held-to-maturity are recorded at amortized cost.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (2)	Losses (2)	Value

As of September 30, 2002:
Certificates of deposit	$2,056,597	$10,434	$—	$2,067,031
Government securities	2,281,156	3,173	(12,900)	2,271,429
Commercial paper	200,000	5,542	—	205,542

Total	$4,537,753	$19,149	$(12,900)	$4,544,002

Reported as:
Short-term investments:
Classified as available-for-sale	$495,840
Classified as held-to-maturity	200,000

Short-term investments	695,840

Long-term investments:
Classified as available-for-sale	2,986,023
Restricted investments (1)	856,597

Long-term investments	3,842,620

Total	$4,538,460

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (3)	Losses	Value

As of September 30, 2001:
Certificates of deposit	$411,301	$—	$—	$411,301
Government securities	4,650,000	48,952	—	4,698,952
Commercial paper	200,000	8,862	—	208,862

Total	$5,261,301	$57,814	$—	$5,319,115

Reported as:
Short-term investments:
Classified as held-to-maturity	$23,179

Long-term investments:
Classified as available-for-sale	4,497,390
Classified as held-to-maturity	400,000
Restricted investments (1)	388,122

Long-term investments	5,285,512

Total	$5,308,691

(1)	Restricted investments amounting to $856,597 as of September 30, 2002 and $388,122 as of September 30, 2001 represent amounts that we pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(2)	Gross unrealized gains of $13,607 and gross unrealized losses of $12,900 on government securities and certificates of deposit represent an accumulated net unrealized gain of $707, which is reported as “accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2002.

(3)	Includes government securities with maturities in excess of 90 days and having gross unrealized gains totaling $47,390, which has been reported as “accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2001. These securities either matured or were called at par during fiscal 2002.

5.	PRODUCT LAUNCH EXPENSES

Avanir incurred certain costs related to the product launch phase for Abreva, that were expensed in fiscal 2001. Our obligation to share product launch expenses with GlaxoSmithKline ceased after June 30, 2001.

6.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments. On March 20, 2000, the Company signed an eight-year lease for 27,047 square feet of office and lab space in a building located at 11388 Sorrento Valley Road, Suite 200, San Diego, California, commencing on September 1, 2000. On February 1, 2001, the Company signed an amendment to the lease for an additional 165 square feet of office and lab space. The lease has scheduled rent increases each year and expires on August 31, 2008. Our total financial commitment for the term of the lease is $6,061,497. We have included $154,911 and $91,790 of deferred rent in total accrued expenses and other liabilities as of September 30, 2002 and 2001, respectively. We delivered an irrevocable standby letter of credit to the lessor in the amount of $388,122, to secure our performance under the lease. Lease expenses for fiscal 2002, 2001 and 2000 were $818,557, $754,785 and $401,281, respectively.

On May 20, 2002, we signed a ten-year lease for approximately 26,770 square feet of office and lab space in buildings adjacent to our existing facilities, commencing on January 15, 2003. The lease has scheduled rent increases each year and expires on January 14, 2013. Our total financial commitment for the term of the lease is $9,742,080. On August 5, 2002 we delivered an irrevocable standby letter of credit to the lessor in the amount of $468,475 to secure our performance under the lease.

Future minimum payments under non-cancelable operating leases as of September 30, 2002 are as follows:

Year Ending September 30,	Minimum Payments

2003	$1,293,909
2004	1,577,740
2005	1,637,499
2006	1,701,315
2007	1,763,807
Thereafter	6,395,703

Total	$14,369,973

Capital lease commitments. On September 21, 2001, January 21, 2002 and May 1, 2002, the Company acquired several pieces of equipment under three-year, four-year and five-year capital lease obligations, respectively. Each of these capital leases provides the Company with the option at the expiration of the lease term to purchase all the equipment leased for a price of one dollar ($1.00).

Future minimum payments under the capital leases as of September 30, 2002 are as follows:

Year Ending September 30,	Minimum Payments

2003	$171,784
2004	171,784
2005	158,253
2006	28,742
2007	7,185

Total	537,748
Less amount representing interest	85,151

Present value of net lease payments	452,597
Less current portion	128,833

Long-term portion of obligation	$323,764

Construction contract. In connection with the lease with Sorrento Plaza LP, we entered into a $4.5 million construction contract in December 2002 with Biostruct Inc., whereby we are obligated to pay for construction and tenant improvements. The lessor is responsible for contributing $2 million to the construction contract, representing a tenant improvement allowance.

Legal contingencies. In the ordinary course of business, we face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on the Company’s operations or financial position.

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

Series D redeemable convertible preferred stock and Class J stock purchase warrants. At September 30, 2002, 50 shares of Series D redeemable convertible preferred stock remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. In connection with the issuances of preferred stock and warrants in fiscal 2000 and 1999, Class J warrants to purchase 50,000 shares of Class A common stock at $2.71 per share and 50,000 shares of Class A common stock at $0.944 per share also remained outstanding on September 30, 2002. The expiration dates for the warrants vary from March 31, 2004 to February 18, 2005.

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

As of September 30, 1999, none of the Series D Shares were outstanding; however, Class J Warrants to purchase 100,000 shares of Class A common stock at $0.9144 per share were outstanding. On November 29, 1999, one of the investors exercised its Class J Warrants to purchase 50,000 shares of Class A common stock at $0.9144 per share, for cash in the amount of $45,720.

On February 18, 2000, we received $1,000,000 in exchange for issuing 100 Series D Shares and Class J Warrants to purchase 50,000 shares of Class A common stock. The Class J warrants issued in connection with the financing have an exercise price equal to 120% of the market price for Class A common stock, as defined in our Certificate of Determination, or $2.715 per share.

We estimated the value of the warrants issued on February 18, 2000 to be $106,000, based on the Black-Scholes method. We credited (added) $106,000 to Class A common stock and reported the same amount as a discount to the Series D redeemable convertible preferred stock. We are accreting the discount over the three-year life of the Series D redeemable convertible preferred stock or sooner if converted to Class A common stock. We estimated the value of the beneficial conversion feature of the Series D redeemable convertible preferred stock issued in February 2000 to be $140,000 based on the terms of the conversion price in the agreement, which is the lesser of $2.715 per share or 86% of market price as defined in the Certificate of Determination. In fiscal 2000, we recorded the effect of the beneficial conversion feature of $140,000 as a dividend paid, and charged the amount to the accumulated deficit and added the same amount to Class A common stock.

On June 12, 2000, one of the holders of Series D Shares exercised its right to convert 50 shares, representing $500,000 in redeemable convertible preferred stock and $7,603 in accrued and unpaid dividends, into 288,800 shares of Class A common stock, for an average stock price of $1.7576 per share.

The remaining Series D holders may convert any or all of the Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

•	the fixed conversion price – an amount equal to $2.715 per share of Class A common stock; or

•	the variable conversion price – an amount equal to 86% of the market price of our Class A common stock, defined as the lower of:

-	the average of the five lowest trading prices per share of Class A common stock on The American Stock Exchange during the 25 trading days immediately preceding a given date of determination, where trading price is determined as the average of the high and low trading prices of our Class A common stock on a particular trading day; or

-	the average of the high and low trading price per share of Class A common stock on The American Stock Exchange on the date of determination.

The following table summarizes the changes in Series D Shares and conversions into Class A common stock from October 1, 1999 to September 30, 2002:

	Series D Redeemable
	Convertible Preferred Stock

	Shares	Amount

Balance, October 1, 1999	—	$—
Issuance of Series D Shares in February 2000 for cash	100	1,000,000
Valuation of warrants issued in connection with redeemable convertible preferred stocks		(106,000)
Accretion of Series D redeemable convertible preferred stock		57,609
Preferred stock dividends accrued between February 2000 and September 2000		21,914
Conversion into 288,800 shares of Class A common stock	(50)	(507,603)

Balance, September 30, 2000	50	465,920
Accretion of Series D redeemable convertible preferred stock		18,286
Preferred stock dividends accrued between October 2000 and September 2001		18,697

Balance, September 30, 2001	50	502,903
Accretion of Series D redeemable convertible preferred stock		18,286

Balance, September 30, 2002	50	$521,189

Common stock

We have both Class A and Class B common stock. Holders of Class A common stock have one vote for each share held of record and holders of Class B common stock have five votes for each share held of record on all matters to be voted on by the shareholders. The Class A common stock and the Class B common stock vote as one class on all matters requiring shareholder approval, except that under California law the affirmative vote of a majority of the outstanding shares of Class A common stock and a majority of the outstanding shares of Class B common stock, each voting separately as a class, is required for any amendment to our articles of incorporation that would alter or change the powers, preferences or special right of, or increase or decrease the number of shares of, or create a new class or series of shares having rights, preferences or privileges prior to, each respective class of the Company’s common stock.

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

Issuances of Class A common stock. During fiscal 2002 we issued an aggregate of 271,152 shares of Class A common stock in connection with the exercise of stock purchase warrants (80,000 shares), and employee stock options (191,152 shares). Details of the transactions are shown in the tables that follow.

Warrants and			Amount	Average Price
Stock Options Exercised	Date	Shares	Received	Per Share

Stock options	Various	191,152	$170,574	$0.89
Class K warrants	12/12/01	80,000	90,000	1.13

Class B common stock conversions. During fiscal 2002 and 2001, 23,000 and 28,500 shares of Class B common stock, respectively, converted to 23,000 and 28,500 shares of Class A common stock, respectively.

Warrants

Class G warrants. As of September 30, 2002, a Class G warrant to purchase 757,050 shares of Class A common stock at an exercise price of $1.375 per share remained outstanding. The holder of the Class G warrant did not exercise any rights to purchase Class A common stock during the fiscal 2001 or 2002. The Class G warrant was issued in connection with the conversion of a convertible note payable issued on February 26, 1997, which is no longer outstanding. The Class G warrant expires 60 days following the date of effectiveness of a registration statement with the Securities and Exchange Commission, which registers the resale of shares purchasable upon exercise of the warrant.

Class H warrants. The Class H warrant to purchase 100,000 shares of Class A common stock at $2.40 expired on February 26, 2002. The holder of the Class H warrant did not exercise any rights to purchase Class A common stock during fiscal 2002.

Class J warrants. See “Preferred Stock — Series D redeemable convertible preferred stock and Class J stock purchase warrants” above.

Class K warrant. On December 12, 2001, the Class K warrant holder exercised its right to purchase 80,000 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $90,000. A warrant to purchase 100,000 shares at $3.50 per share issued in fiscal 2000 was canceled in fiscal 2001 because certain milestones related to services were not achieved. Both warrants related to services provided or milestones to be achieved by our consultant for investor relations. We recorded compensation expense of $128,639 and $150,448 related to the valuation of services rendered and milestones that were achieved under the warrants in fiscal 2001 and 2000, respectively. As of September 30, 2002, Class K warrants to purchase 107,500 shares of Class A common stock at $1.125 per share remained outstanding and fully vested. The expiration dates of the warrants vary from June 14, 2003 to June 14, 2005.

Class M warrants. As of September 30, 2002, Class M warrants to purchase 87,123 shares of Class A common stock at an exercise price of $1.284 remained outstanding in connection with the issuance of $1.5 million in redeemable 11% convertible debentures in November 1999. The cost of these warrants was fully amortized prior to fiscal 2001. During fiscal 2001, the holders exercised their rights to purchase 107,581 shares of Class A common stock at an exercise price of $1.284 per share for cash in the aggregate amount of $138,134. None of the Class M warrants were exercised in fiscal 2002. The Class M warrants expired on November 30, 2002. (See Note 8, “Redemption of 11% Convertible Debentures”).

Class N warrants. At September 30, 2002, Class N warrants to purchase 32,877 shares of Class A common stock at an exercise price of $2.44 per share remained outstanding in connection with a $6 million private placement in January 2000. None of the Class N warrants were exercised in fiscal 2001 or 2002. The Class N warrants expire on January 31, 2004.

The following table summarizes all warrant activity for the period October 1, 1999 to September 30, 2002:

	Shares of Class A	Weighted
	Common Stock	Average
	Purchasable Upon	Exercise Price	Range of
	Exercise of Warrants	per Share	Exercise Prices

Outstanding at October 1, 1999	7,029,818	$1.33	$0.78–$2.40
Issued	1,113,948	$1.53	$1.13–$3.50
Cancelled	(296,144)	$1.75	$1.13–$1.28
Expired	(122,083)	$1.38	$1.38
Tendered (1)	(144,142)	$0.78	$0.78
Exercised	(5,961,819)	$1.37	$0.78–$2.44

Outstanding at September 30, 2000	1,619,578	$1.41	$0.78–$3.50
Cancelled	(100,000)	$3.50	$3.50
Tendered (1)	(312)	$0.78	$0.78
Exercised	(254,716)	$1.20	$0.78–$1.28

Outstanding at September 30, 2001	1,264,550	$1.48	$0.91–$2.72
Expired	(100,000)	$2.40	$2.40
Exercised	(80,000)	$1.13	$1.13

Outstanding at September 30, 2002	1,084,550	$1.42	$0.91–$2.72

(1)	Warrant shares tendered represent the amount of warrant shares given up, in lieu of cash, for warrants exercised (“cashless exercise”).

Stock options

Stock options to officers. In fiscal 2002, we issued incentive stock options under our 2000 Stock Option Plan to the officers of the Company for the purchase of 350,000 shares of Class A common stock at exercise prices ranging from $1.50 to $3.29 per share. The option prices represent the closing market price for the common stock on the date of grant.

Stock options to non-employee directors. On March 15, 2002, we issued to our non-employee directors stock options to purchase an aggregate of 80,000 shares of Class A common stock at an exercise price of $3.24 per share as part of a provision for an annual formula grant under our 1994 Stock Option Plan. The option price represents the closing market price for the common stock on the date of grant.

2000 Stock Option Plan. On March 23, 2000, our shareholders approved the adoption of the 2000 Stock Option Plan (the “2000 Plan”), pursuant to which an aggregate of 2,300,000 shares of our Class A common stock have been reserved for issuance. On March 14, 2002, our shareholders approved an amendment to the Plan to increase the number of shares of Class A common stock issuable under the Plan by 1,000,000 shares, for an aggregate of 3,300,000 shares. The 2000 Plan allows us to grant options to our officers, directors, employees and consultants. As of September 30, 2002, 1,292,792 shares of Class A common stock were available for grant under the 2000 Plan.

1998 Stock Option Plan. On February 19, 1999, our shareholders approved the 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan as amended in 2002 reserves for issuance an aggregate of 1,875,000 shares of Class A common stock. The 1998 Plan allows us to grant options to our directors, officers, employees and consultants. As of September 30, 2002, options to purchase 47,303 shares of Class A common stock were available for grant under the 1998 Plan.

1994 Stock Option Plan. In March 1994, our shareholders approved the adoption of the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan as amended in 1995, 1996, 1997 and 2002 reserves for issuance an aggregate of 2,000,000 shares of Class A common stock. The 1994 Plan allows us to grant options to our officers, directors, employees and consultants. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also one of our employees. The 1994 Plan terminates on January 14, 2004. As of September 30, 2002, 70,077 shares of Class A common stock were available for grant under the 1994 Plan.

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

In September 1994, we reduced the exercise price on certain options granted to several employees, officers, directors and consultants to purchase an aggregate of 3,285,250 shares of Class A and Class B common stock to $2.75 per share.

The following table summarizes all common stock option activity from October 1, 1999 to September 30, 2002:

	Number of Shares
	Underlying Stock Options		Weighted
			Average Option
	Class A	Class B	Price Per Share

Outstanding at October 1, 1999	7,224,124	28,000	$2.16
Granted	1,649,000		$1.73
Exercised	(1,482,355)	(16,000)	$2.19
Canceled	(2,028,619)	(12,000)	$2.71

Outstanding at September 30, 2000	5,362,150	—	$1.81
Granted	625,760		$3.94
Exercised	(558,142)		$1.17
Canceled	(134,774)		$2.10

Outstanding at September 30, 2001	5,294,994	—	$2.13
Granted	650,000		$2.91
Exercised	(191,152)		$0.89
Canceled	(14,536)		$3.37

Outstanding at September 30, 2002	5,739,306	—	$2.25

Exercisable at September 30, 2002	4,780,299	—	$2.09

We have applied APB Opinion No. 25 and related interpretations in accounting for our employee stock options. Accordingly, we have not recognized any compensation expense for stock options granted at the fair market value of our Class A common stock. If compensation expense for stock options granted under the stock option plans had been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, then our pro forma net income (loss) and net income (loss) per share would have been as follows:

	Years Ended September 30,

	2002	2001	2000

Net income (loss) attributable to common shareholders:
As reported	$(10,292,798)	$189,888	$(801,806)
Pro forma	$(12,641,001)	$(1,478,488)	$(2,210,593)
Net income (loss) per share, basic and diluted:
As reported	$(0.18)	$0.00	$(0.02)
Pro forma	$(0.22)	$(0.03)	$(0.04)

We estimate the weighted average fair values per share of the options granted during fiscal 2002, 2001 and 2000 to be $2.91, $3.94, and $1.73, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	Years Ended September 30,

	2002	2001	2000

Risk free interest rate	4.4%	5.8%	6%
Expected life (years)	4.2	4.1	4.3
Expected volatility	128%	158%	153%
Expected dividends	None	None	None

The following table summarizes information concerning outstanding and exercisable Class A and Class B stock options as of September 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life in	Exercise	Number	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$0.30 - $0.72	945,742	6.46	$0.68	945,742	$0.68
$0.78	15,000	6.79	$0.78	15,000	$0.78
$1.00 - $1.06	225,666	5.24	$1.03	225,666	$1.03
$1.28 - $2.31	1,587,914	6.47	$1.66	1,408,505	$1.67
$2.47 - $2.50	506,540	6.11	$2.48	451,404	$2.48
$2.75 - $3.40	1,646,684	4.80	$3.00	1,118,559	$2.86
$3.56 - $6.44	811,760	5.27	$3.97	615,423	$3.93

	5,739,306	5.74	$2.25	4,780,299	$2.09

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

Stock purchase warrants. In connection with the issuance and redemption of the convertible debentures, the lenders and investment bankers retained fully-vested Class M stock purchase warrants to purchase 467,289 shares of Class A common stock at an exercise price of $1.284 per share. We valued the warrants at $81,308, which was fully amortized during fiscal 2000. At September 30, 2002, Class M stock purchase warrants to purchase 87,123 shares of Class A common stock remained outstanding.

Debt issue costs. We fully amortized $155,015 in debt issue costs related to the issuance of the 11% convertible debentures during fiscal 2000.

9. LICENSE AND OTHER AGREEMENTS

GlaxoSmithKline. On March 31, 2000, we signed an exclusive license agreement with GlaxoSmithKline (NYSE: GSK) for rights to manufacture and market Abreva® (docosanol 10% cream) as an over the counter (“OTC”) product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, GlaxoSmithKline Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in North America. The terms of the license agreement provided for Avanir to earn up to $25 million in milestone payments. We earned and received a $5 million milestone payment in fiscal 2002, $10 million in fiscal 2001 and $10 million in fiscal 2000.

Boryung Pharmaceuticals Company Ltd. In March 1994, we entered into a 12-year exclusive license and supply agreement with Boryung Pharmaceuticals Company Ltd. (“Boryung”), for the manufacture and sale of docosanol 10% cream in the Republic of Korea (“Korea”). Under the terms of the agreement, Boryung is responsible for obtaining the necessary regulatory approvals and for the subsequent manufacturing, marketing and distribution of docosanol 10% cream. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly. Boryung obtained regulatory approval in fiscal 2002 to market the product in Korea and launched the product in June 2002. Avanir had not earned or recognized any royalties in fiscal 2002 pursuant to this agreement because the earnings process was not complete.

CTS Chemical Industries. In July 1993, we entered into a license agreement with CTS Chemical Industries, Ltd. (“CTS”), for the manufacture, marketing and distribution of docosanol 10% cream as a topical cold sore treatment in Israel. The five-year period of the license began in June 2002, the date of registration of approval of the product by the appropriate regulatory authorities in Israel. Under the terms of the agreement, CTS is responsible for the manufacture, marketing and distribution of docosanol 10% cream in Israel. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly or from our designee. Avanir will earn a royalty on product sales under the license agreement following product launch, anticipated to be in January 2003.

Bruno Farmaceutici. In July 2002, we entered into an agreement with Bruno Farmacutici (“Bruno”) giving Bruno the rights to manufacture and market docosanol 10% cream in Italy, Europe’s fourth largest market for the topical treatment of cold sores. The agreement requires that Bruno purchase its entire requirement of raw materials from Avanir and pay us a royalty on product sales. Docosanol 10% cream is not yet approved for marketing in Italy.

Government Research Grants. We have been awarded three government-funded research grants totaling $1.2 million that are intended to reimburse us for the cost of certain pre-clinical research related to a potential treatment for genital herpes and antibodies for anthrax. Our $1 million Phase II Small Business Innovative Research (SBIR) grant and $150,000 California Technology Investment Partnership (CalTIP) grant are for pre-clinical and market research related to the development of a topical treatment for genital herpes (HSV-2) over a two-year period. We are using the SBIR grant to fund certain pre-clinical research related to genital herpes.

We are using the CalTIP funds for defining and assessing the market including assessment of competitive landscape, product opportunities, FDA regulatory review expectations, brand identification and possible brand names for a potential genital herpes product. Additionally, in fiscal 2002 we were awarded a $75,000 grant from the California Center for Advanced Technology for research and development in fiscal 2002 and 2003 related to finding one or more antibodies to the toxins produced by anthrax.

Research collaboration agreements. Xenerex Biosciences (“Xenerex”), the Company’s subsidiary, is currently engaged in three research collaboration agreements whereby Xenerex is responsible for generating fully human monoclonal antibodies to antigen targets provided by its research partners. The agreements require Xenerex to use commercially reasonable efforts to generate antibodies to the antigen targets in exchange for an initial fee and do not guarantee that efforts will be successful. Xenerex could earn additional fees based on achieving milestones specified in the agreements and earn royalties on sales if a partner commercializes the antibody. Milestones include a partner’s selection of one or more antibodies of interest that Xenerex has generated, if any, and a partner’s advancing the product through various stages of clinical development. The clinical development process will likely take several years to reach the stage of filing with the FDA for approval to market the product. Xenerex has received an initial payment from each of its partners that is intended to offset Xenerex’ costs of mounting efforts to generate antibodies to the selected targets. Revenues to be earned on the research collaborations after an antibody is selected, if any, are outside the control of Xenerex and are dependent on the progress made by its research partners in the clinical development process. There can be no assurance that Xenerex will generate antibodies in sufficient quantities, that any partner will select an antibody for further development, or that any partner will be successful in developing and obtaining the necessary regulatory approvals for marketing the product.

10.     RELATED PARTY TRANSACTIONS

IriSys Research and Development, LLC

License agreement. On August 1, 2000, we entered into an agreement with IriSys Research and Development, LLC (“IriSys”) to sublicense the exclusive worldwide rights to a patented drug combination, Neurodex (formerly called AVP-923), to treat multiple central nervous system disorders. Our license agreement includes rights to the patented technology and know-how for the development and potential marketing of products for treatments of:

•	pseudobulbar affect (PDA), which is a condition associated with neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), multiple sclerosis (MS), Alzheimer’s Disease (AD) and stroke;

•	neuropathic pain;

•	symptoms of chronic and intractable cough; and

•	weaning from narcotics.

The license agreement requires no upfront payments to be paid to IriSys for a drug’s indication before we complete all the clinical development phases to confirm the drug’s efficacy for that indication. We will be required to make milestone payments to IriSys in the following two instances for each indication:

•	if the FDA accepts the filing of a new drug application; and

•	if the FDA approves the new drug application for marketing.

Further, if we successfully complete the clinical trials and the FDA accepts our new drug application, we will be required to pay a royalty to IriSys based on a percent of sales revenue if we market the product ourselves. If we license the product to someone else, we are required to share equally with IriSys any royalties that we receive from third parties. The agreement calls for certain minimum sales levels to be achieved in order for Avanir to maintain exclusivity of the marketing rights in the licensed territories.

Dr. Yakatan, president and chief executive officer of Avanir, is a founder, chairman and the majority shareholder of IriSys. IriSys is the exclusive licensee of certain patents and a patent application as set forth under an Exclusive Patent License Agreement between IriSys and the Center for Neurologic Study, dated as of April 2, 1997. The Company believes that the terms of the license agreement with IriSys are no less favorable to the Company than those that could have been obtained from an unrelated party.

Research and development. On June 2, 1999, we entered into an agreement for services with IriSys to develop formulations for a potential drug substance candidate using our allergy and asthma technology. IriSys’ fees for services compared favorably to competitive bids submitted to us at that time. During fiscal 2001 and 2000, the Company paid IriSys $17,800 and $101,197, respectively, for services rendered pursuant to this agreement.

On April 2, 2002, we entered into an agreement for services with IriSys to manufacture one lot of Neurodex for clinical studies and prepare a written stability protocol for the same lot. Avanir selected IriSys because of its familiarity with the product as the licensor to Avanir. During fiscal 2002, the Company paid IriSys $20,000 for project initiation.

11.     INCOME TAXES

Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income tax balance were as follows:

	September 30,

	2002	2001

Net operating loss carryforwards	$27,450,282	$23,929,702
Research credit carryforwards	4,311,962	4,220,002
Capitalized research and development costs	1,345,118	1,343,792
Capitalized license fees	827,824	876,353
Foreign tax credits	595,912	253,572
Other	116,056	(386,250)

Net deferred income tax assets	34,647,154	30,237,171
Less valuation allowance for net deferred income tax assets	(34,647,154)	(30,237,171)

	$—	$—

We have provided a valuation allowance against the net deferred income tax assets recorded as of September 30, 2002 and 2001 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire on various dates through 2022. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which we may use in any year. As of September 30, 2002, we had $65,859,907 and $16,108,706 of federal and California net operating loss carryforwards, respectively.

12.     LITIGATION SETTLEMENTS

On March 24, 2000, the Company, David H. Katz, M.D. (the Company’s founder, former CEO, and a former director), and Mrs. Lee R. Katz (the wife of Dr. Katz) jointly announced a comprehensive settlement of all disputes, claims and litigation that they had asserted against each other. Under the settlement terms, Avanir conveyed to Dr. Katz 975,000 shares of Class A common stock, valued at $3.9 million, and an additional cash payment in the amount of $175,000.

13.     EMPLOYEE SAVINGS PLAN

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 20% of their salary, subject to annual limits. We are not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 2002, 2001 and 2000, nor in any prior period since inception of the plan.

14.     SUBSEQUENT EVENT

On December 24, 2002, Avanir sold an interest in its license agreement with GlaxoSmithKline to Drug Royalty USA (“Drug Royalty”), and received an initial payment of $20.5 million. Avanir expects to receive an additional $3.6 million from Drug Royalty upon the grant of a patent extension for one of Avanir’s key patents. Avanir retained the rights to receive 50% of all royalties under the GlaxoSmithKline license agreement for annual sales of Abreva in excess of $62.0 million. Avanir also retained the rights to develop and license the cold sore product outside North America and all other patented indications for the product’s active ingredient, dosocanol. We classified the initial amount received as deferred revenue. The deferred revenue will be recognized ratably over the life of the license agreement.

* * * * *