Form 10-Q
period 2002-12-31
AVANIR PHARMACEUTICALS
filed 2003-02-14
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   [ ]   NO   [X]

The number of shares of Common Stock of the registrant issued and outstanding as of February 6, 2003:

Class A Common stock, no par value	58,294,533
Class B Common stock, no par value	13,500

Avanir Pharmaceuticals

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,568,361	$8,630,547
Short-term investments in securities	1,899,578	695,840
Receivables, net	232,738	1,098,954
Inventory	235,024	238,126
Prepaid expenses	688,319	683,111

Total current assets	26,624,020	11,346,578
Investments in securities	684,339	2,986,023
Restricted investments	856,597	856,597
Property and equipment, net	5,012,392	3,180,966
Intangible assets, net	1,768,193	1,659,418
Other assets	303,347	303,347

TOTAL ASSETS	$35,248,888	$20,332,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,935,011	$2,705,606
Accrued expenses and other liabilities	1,580,173	1,598,625
Accrued compensation and payroll taxes	408,477	462,118
Loan payable	180,392	299,980
Current portion of deferred revenue	2,171,470	233,333
Current portion of capital lease obligations	131,244	128,833

Total current liabilities	6,406,767	5,428,495
Deferred revenue, net of current portion	18,130,171	—
Capital lease obligations, net of current portion	300,579	323,764

Total liabilities	24,837,517	5,752,259

CONTINGENCIES (Note 12)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; 50 shares issued and outstanding	525,798	521,189

SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating - 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — no par value:
Class A - 99,288,000 shares authorized; 58,294,533 and 58,270,533 shares issued and outstanding as of December 31, 2002 and September 30, 2002, respectively	87,118,942	87,053,257
Class B - 712,000 shares authorized; 13,500 shares issued and outstanding as of December 31, 2002 and September 30, 2002 (convertible into Class A common stock)	8,395	8,395
Accumulated deficit	(77,245,485)	(73,002,878)
Accumulated other comprehensive income	3,721	707

Total shareholders’ equity	9,885,573	14,059,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,248,888	$20,332,929

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

REVENUES:
Research contracts and licenses	$50,000	$5,066,667
Royalties and sale of royalty rights	593,295	1,063,548
Government research grants	158,411	—
Product sales	17,400	—

Total revenues	819,106	6,130,215

OPERATING EXPENSES:
Cost of product sales	3,102	—
Research and development	3,611,622	2,346,859
General and administrative	1,080,546	954,068
Sales and marketing	425,129	320,032

Total operating expenses	5,120,399	3,620,959

INCOME (LOSS) FROM OPERATIONS	(4,301,293)	2,509,256
Interest income	68,022	187,915
Other income	5,846	82,940
Interest expense	(10,574)	(14,602)

NET INCOME (LOSS)	$(4,237,999)	$2,765,509

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss)	$(4,237,999)	$2,765,509
Dividends on redeemable convertible preferred stock	(6,250)	(6,250)
Accretion of discount related to redeemable convertible preferred stock	(4,609)	(4,609)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,248,858)	$2,754,650

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.07)	$0.05

DILUTED	$(0.07)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	58,296,555	58,029,403

DILUTED	58,296,555	61,455,499

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$(4,237,999)	$2,765,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186,900	129,816
Compensation paid with stock options	46,435	44,860
Loss on disposal of assets	212	28
Changes in assets and liabilities:
Receivables, net	866,216	(350,879)
Inventory	3,102	—
Prepaid expenses and other assets	(5,208)	177,863
Accounts payable	(770,595)	29,785
Accrued expenses and other liabilities	(18,452)	51,678
Accrued compensation and payroll taxes	(53,641)	(29,548)
Deferred revenue	20,068,308	8,333

Net cash provided by operating activities:	16,085,278	2,827,445

INVESTING ACTIVITIES:
Investments in securities	(699,040)	(7,695,545)
Proceeds from sales and maturities of investments in securities	1,800,000	1,200,000
Patent costs	(123,682)	(127,577)
Construction in progress	(1,553,341)	—
Purchases of property and equipment	(450,289)	(188,721)

Net cash used for investing activities	(1,026,352)	(6,811,843)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,500	90,000
Dividends paid on preferred stock	(6,250)	(6,250)
Payments on loans and capital lease obligations	(140,362)	(95,724)

Net cash used for financing activities	(121,112)	(11,974)

Net increase (decrease) in cash and cash equivalents	14,937,814	(3,996,372)
Cash and cash equivalents at beginning of period	8,630,547	16,542,545

Cash and cash equivalents at end of period	$23,568,361	$12,546,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,574	$14,602

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital leases	$—	$113,036

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

AVANIR Pharmaceuticals (“AVANIR,” “we” or the “Company”) has prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2002 and September 30, 2002, and the results of operations for the three months ended December 31, 2002 and 2001, have been made. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the fiscal year ending September 30, 2003 or any future periods.

2. RECLASSIFICATIONS

Certain amounts from the prior period have been reclassified to conform with the current period presentation.

3. BALANCE SHEET DETAILS

Receivables. Receivables consist of the following:

	December 31, 2002			September 30, 2002

	Gross			Gross
	Carrying	Allowance for		Carrying	Allowance for
	Value	Doubtful Accounts	Net	Value	Doubtful Accounts	Net

Receivables	$238,110	$(5,372)	$232,738	$1,098,954	$—	$1,098,954

Property and Equipment. Property and equipment consist of the following:

	December 31, 2002			September 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net

Research and development equipment	$2,566,008	$(963,820)	$1,602,188	$2,420,028	$(867,991)	$1,552,037
Computer equipment and related software	974,469	(273,511)	700,958	851,952	(238,199)	613,753
Leasehold improvements	871,196	(204,966)	666,230	866,318	(175,410)	690,908
Office equipment, furniture, and Fixtures	274,706	(138,725)	135,981	254,731	(128,557)	126,174
Construction in progress	1,907,035	—	1,907,035	198,094	—	198,094

Total property and equipment	$6,593,414	$(1,581,022)	$5,012,392	$4,591,123	$(1,410,157)	$3,180,966

Intangible Assets. Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with indefinite useful lives consist of costs of trademarks for AVANIR and Xenerex and similar names intended for use or potential use in the United States and rest of world. There were no impairments to trademarks during the three months ended December 31, 2002. Intangible assets with finite lives continue to be amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” AVANIR’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

     Intangible assets, consisting of both intangible assets with finite and indefinite useful lives, are as follows.

	December 31, 2002			September 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Intangible assets with finite lives:
Patent applications pending	$1,046,620	$—	$1,046,620	$966,781	$—	$966,781
Patents	776,541	(207,097)	569,444	741,175	(192,190)	548,985
Licenses	41,216	(7,530)	33,686	41,215	(6,445)	34,770
Licenses pending	22,618	—	22,618	22,101	—	22,101

Total intangible assets with finite lives	1,886,995	(214,627)	1,672,368	1,771,272	(198,635)	1,572,637
Intangible assets with indefinite useful lives	95,825	—	95,825	86,781	—	86,781

Total intangible assets	$1,982,820	$(214,627)	$1,768,193	$1,858,053	$(198,635)	$1,659,418

     Amortization expense related to amortizable intangible assets was $16,000 for the three months ending December 31, 2002, compared to $12,000 for the same period in the prior year. Based solely on the amortizable intangible assets as of December 31, 2002, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is as follows. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense for
Fiscal Year Ending September 30,

2003	$47,148
2004	63,139
2005	61,094
2006	60,109
2007	58,842
Thereafter	312,798

Subtotal	603,130
Patent applications pending	1,046,620
Licenses pending	22,618

Total	$1,672,368

4. USE OF ESTIMATES

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

6. ASSET SALE

On December 24, 2002, Avanir sold an undivided interest in its Abreva® license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”). Under the terms of the Drug Royalty USA agreement, Drug Royalty USA acquired the rights to all royalties accruing after September 30, 2002 from the sale of Abreva for cold sores in the United States and Canada payable under the Abreva license agreement, subject to Avanir’s right to receive 50% of all such royalties payable on sales of Abreva over $62 million per year. Drug Royalty USA paid Avanir $20.5 million at the closing and agreed to pay an additional $3.6 million upon Avanir’s receipt from the United States Patent and Trademark Office of a grant of patent term extension for U.S. Patent Number 4,874,794. In connection with the sale, Avanir and Drug Royalty USA entered into a security agreement pursuant to which Avanir granted Drug Royalty USA a security interest in Avanir’s United States and Canadian patents related to the treatment of cold sores.

Avanir retains all rights to develop and license docosanol 10% cream (or Abreva as marketed by SB’s parent, GlaxoSmithKline) outside the United States and Canada for the treatment of cold sores. Avanir also retains all rights to develop and license docosanol 10% cream worldwide for all other indications, subject to certain rights of SB in the United States and Canada.

In recording the sale transaction, Avanir increased cash by $20.4 million (net of transaction costs), reduced accrued expenses by $301,000 in connection with the forgiveness of a related advance, and recorded deferred revenue in the amount of $20.7 million. We recorded the initial net proceeds of the transaction as deferred revenue because of our ongoing involvement in earning future revenues under our license agreement with SB. Avanir will recognize the deferred revenue amount as revenue over the life of the Drug Royalty USA agreement. Revenue recognition will be under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period will be calculated by multiplying (i) the ratio of the unamortized deferred revenue amount to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the royalty payments due to Drug Royalty USA for the period. The portion of deferred revenue classified as part of current liabilities represents the amount Avanir expects to realize as revenue within the next 12 months.

The following table sets forth the deferred revenue recorded from the sale to Drug Royalty USA of rights to future Abreva royalties and the deferred revenue balances as of December 31, 2002 and September 30, 2002.

	Drug Royalty	Other
	USA Agreement	Agreements	Total

Deferred revenue as of September 30, 2002	$—	$233,333	$233,333

Changes during period:
Proceeds from sale of future Abreva royalties	20,500,000	—	20,500,000
Less cost of transaction	(143,982)	—	(143,982)

Net proceeds	20,356,018	—	20,356,018
Forgiveness of a related advance	300,912	—	300,912

Additions to deferred revenue	20,656,930	—	20,656,930

Recognized as revenues during period	(588,622)	—	(588,622)

Deferred revenue as of December 31, 2002	$20,068,308	$233,333	$20,301,641

Classified as:
Current portion of deferred revenue	$1,938,137	$233,333	$2,171,470
Deferred revenue, net of current portion	18,130,171	—	18,130,171

Total deferred revenue	$20,068,308	$233,333	$20,301,641

7. REVENUE RECOGNITION

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Royalty revenues. We recognize royalty revenues from our licensed products when earned. Net sales figures used for calculating royalties due to the Company can often include deductions for costs of unsaleable returns, managed care write-offs, which may vary over the course of the license agreement. Sales of Abreva, if publicly reported by the licensee’s parent, GlaxoSmithKline, could differ from net sales used in calculating royalties and in determining the royalties earned in accordance with the license agreement. In agreements where we have sold our rights to future royalties under license agreements and we maintain continuing involvement in earning such royalties, we defer revenues and recognize them ratably over the life of the license agreement.

Revenue arrangements with multiple deliverables. In certain circumstances, we may enter into revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements could include antibody generation services agreements and other forms of research collaborations. In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. In the case of antibody generation services, the allocation is based on customer-specific objective evidence of fair value. In the case of other forms of research collaborations, milestone payments are deferred and recognized ratably over the period of the obligation. We recognize revenue related to the delivered products or services only if: (i) the performance or service criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Federal research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

8. INVESTMENTS

The following tables summarize the Company’s investments in securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (2)	Losses (2)	Value

As of December 31, 2002:
Certificates of deposit	$2,256,597	$16,581	$—	$2,273,178
Government securities	980,196	—	(12,860)	967,336
Commercial paper	200,000	4,418	—	204,418

Total	$3,436,793	$20,999	$(12,860)	$3,444,932

Reported as:
Short-term investments:
Classified as available-for-sale	$1,699,578
Classified as held-to-maturity	200,000

Short-term investments	1,899,578

Long-term investments:
Classified as available-for-sale	684,339
Restricted investments (1)	856,597

Long-term investments	1,540,936

Total	$3,440,514

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (3)	Losses (3)	Value

As of September 30, 2002:
Certificates of deposit	$2,056,597	$10,434	$—	$2,067,031
Government securities	2,281,156	3,173	(12,900)	2,271,429
Commercial paper	200,000	5,542	—	205,542

Total	$4,537,753	$19,149	$(12,900)	$4,544,002

Reported as:
Short-term investments:
Classified as available-for-sale	$495,840
Classified as held-to-maturity	200,000

Short-term investments	695,840

Long-term investments:
Classified as available-for-sale	2,986,023
Restricted investments (1)	856,597

Long-term investments	3,842,620

Total	$4,538,460

(1)	Restricted investments amounting to $856,597 as of December 31, 2002 and September 30, 2002 represent amounts that we pledged to our bank as collateral for letters of credit that our bank issued in connection with our leases of office and laboratory space.

(2)	Gross unrealized gains of $16,581 and gross unrealized losses of $12,860 on government securities and certificates of deposit represent an accumulated net unrealized gain of $3,721, which is reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of December 31, 2002.

(3)	Gross unrealized gains of $13,607 and gross unrealized losses of $12,900 on government securities and certificates of deposit represent an accumulated net unrealized gain of $707, which is reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2002.

9. COMPUTATION OF NET INCOME AND NET LOSS PER COMMON SHARE

We compute basic net income (loss) per common share by dividing the net income and net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net income (loss) per common share by dividing the net income and net loss attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for the three-month periods ended December 31, 2002 and 2001 using the Basic EPS Method and the Diluted EPS Method.

The following table provides a reconciliation from the basic to the diluted EPS computations for the three months ended December 31, 2002 and 2001:

	Three Months Ended December 31,

	2002	2001

Numerator:
Net income (loss)	$(4,237,999)	$2,765,509
Less:
Dividends on redeemable convertible preferred stock	(6,250)	(6,250)
Accretion of discount related to redeemable convertible preferred stock	(4,609)	(4,609)

Net income (loss) attributable to common shareholders for basic earnings per share computation	(4,248,858)	2,754,650
Effect of dilutive securities:
Convertible preferred stock	—	(23,857)

Net income (loss) attributable to common shareholders for diluted earnings per share computation	$(4,248,858)	$2,730,793

Denominator:
Shares for basic net income or loss per share – weighted average shares outstanding	58,296,555	58,029,403
Effect of dilutive securities:
Stock options (1)	—	2,551,715
Stock warrants (2)	—	687,452
Convertible preferred stock (3)	—	186,929

Shares for diluted net income or loss per share	58,296,555	61,455,499

Basic net income (loss) per share	$(0.07)	$0.05

Diluted net income (loss) per share	$(0.07)	$0.04

(1)	For the three months ended December 31, 2002 and 2001, options to purchase 5,758,176 and 343,260 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.
(2)	For the three months ended December 31, 2002, warrants to purchase 1,084,550 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.
(3)	For the three months ended December 31, 2002, preferred stock convertible into 668,920 shares of common stock was excluded from the computation of diluted earnings per share, as the inclusion of such shares would be anti-dilutive.

10. SHAREHOLDERS’ EQUITY

Preferred Stock

Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

Series C Junior Participating Preferred Stock. None of the Series C Junior Participating Preferred Stock is outstanding.

Series D Redeemable Convertible Preferred Stock. At December 31, 2002 and September 30, 2002, 50 shares of Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligation under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not believe the adoption of Interpretation No. 45 will have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation  – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for the fiscal year ending September 30, 2003. The interim reporting requirements are effective for the Company’s interim periods beginning January 1, 2003. The Company currently accounts for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. The Company does not plan to voluntarily change its method of accounting, but will implement the amended disclosure requirements beginning in the quarter ending March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FASB Interpretation No. 46 will have a material impact on its financial statements.

12. CONTINGENCIES

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions as they related to Avanir are included to identify forward-looking statements. Many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report as set forth below and under “Risk Factors that Might Affect Future Results” and in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

Overview

Avanir Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a biopharmaceutical drug discovery and development company engaged in research, development, commercialization, licensing and sales of innovative drug products and antibody generation services. Avanir’s first commercialized product, docosanol 10% cream, is a topical treatment for cold sores. The product is also known as Abreva in the United States and Canada, Herepair in South Korea and Abrax in Israel. Avanir has out-licensed docosanol 10% cream in the United States and in several foreign countries. Avanir is continuing to expand its commercialization efforts for docosanol 10% cream while pursuing a broader effort to discover new drugs and develop others that are already in our development pipeline.

Avanir’s product pipeline consists of programs in both clinical and pre-clinical stages. Avanir’s research is focused primarily on discovery and development of small molecules that can be taken orally as potential treatments for several central nervous system disorders, inflammatory diseases and cholesterol reduction. Avanir’s subsidiary, Xenerex Biosciences, is engaged in research aimed at developing completely human antibody products to target antigens, including antigens provided by partner companies.

Partnering, licensing and research collaborations have been, and will continue to be, an important part of Avanir’s business development strategy. We intend to partner with pharmaceutical companies that can help fund Avanir’s research in exchange for sharing in the rights to commercialize new drugs coming from this research. We have licensed and continue to seek licensees in other countries for docosanol 10% cream and other potential products in our development pipeline. Research collaborations also represent an important way to achieve our development goals, while sharing in the risks and the opportunities that come from such development efforts.

Both Avanir’s and Xenerex’s offices and research facilities are located at 11388 Sorrento Valley Road, Suite 200, San Diego, California 92121. Our telephone number is (858) 622-5200 and our e-mail address is info@AVANIR.com. Additional information about Avanir and Xenerex can be found on our website, at www.AVANIR.com, and in our periodic and current reports filed with the SEC. Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and online at www.sec.gov and our website at www. AVANIR.com.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. We believe these policies are principally revenue recognition, as it relates to milestone payments, royalties, the sale of rights to future royalties and research contracts.

Milestone Payments in License Agreements

We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Our largest and most significant license agreement is with SB Pharmco Puerto Rico, Inc., a subsidiary of GlaxoSmithKline (“GlaxoSmithKline”). On March 31, 2000, we transferred the rights to manufacture, use, and sell Abreva in the United States and Canada to GlaxoSmithKline and gave them full control, authority and responsibility over research, development, registration including actions required to obtain appropriate government approvals, and commercialization of the product in that territory. GlaxoSmithKline has achieved and paid all of the performance milestones under the agreement. With regard to the milestones, we have no further performance obligations. Future revenues, if any, to be earned under the GlaxoSmithKline agreement will come solely from royalty revenues.

We expect to enter into additional license agreements in the future. We expect that each license agreement will have its own set of circumstances and terms of performance. We will consider the specific facts and circumstances of each license agreement to determine the appropriate revenue recognition for such items, including nonrefundable up-front fees and milestone payments and taking into consideration when the earnings process is complete and collection is reasonably assured.

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through December 31, 2002, substantially all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sale of Rights to Future Abreva Royalties

In December 2002, we sold an undivided interest in our license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”) and received an initial payment of $20.5 million. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we have recorded the amount received from Drug Royalty USA, net of costs of the transaction and after the forgiveness of certain advances, as deferred revenue. (See Note 6, “Asset Sale,” in the accompanying financial statements.) The amount recorded as deferred revenue will be recognized as revenue under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period will be calculated by multiplying (i) the ratio of the unamortized deferred revenue amount to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the royalty payments due to Drug Royalty USA for the period. The portion of deferred revenue classified as part of current liabilities represents the amount Avanir expects to realize as revenue within the next 12 months.

Research Contracts

In certain circumstances, we may enter into research contracts or collaborations having obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations.

As of December 31, 2002, Xenerex Biosciences, our subsidiary, was engaged in work on three research collaboration agreements, all of which have research initiation fees. In these agreements, the customer provides antigens to Xenerex. Xenerex then performs research to develop potential antibodies for those antigens. If, after a reasonable commercial effort is made to develop an antibody, it is determined that none exists, the contract is complete and the initiation fee is recognized. If antibodies are developed, they are provided to the customer and a determination is made by the customer whether to have Xenerex perform further research or terminate the remaining contract. If the customer decides to have Xenerex continue research on the developed antibodies, there exists in the contract milestones that are tied to the completion of the different phases of the project. Examples of milestones include when the customer files the Biologics License Application and when the customer obtains regulatory approval.

Recently, Xenerex completed its work under the research collaboration agreement with Eos Biotechnology, Inc. (“Eos”). On January 31, 2003, Xenerex and Eos mutually terminated the research collaboration agreement. Xenerex has been paid in full for its research services and has no additional performance obligations under the agreement. On February 4, 2003, Eos and Protein Design Labs, Inc. (“PDL”), announced that they had entered into a definitive merger agreement under which PDL, a competitor to Xenerex, would acquire Eos.

The research collaboration agreements also set forth the royalties payable to Xenerex based on product sales by the customer, assuming the customer successfully develops and obtains marketing approval for a given product. The license fees and royalty rates, while set forth in each research collaboration agreement, would still be subject to completion of a definitive license agreement with the customer.

Xenerex research initiation fees. The Company defers research initiation fees and recognizes such fees as revenue once Xenerex has completed its efforts to create antibodies. Under existing research agreements, if Xenerex fails to create antibodies, then the contract may be terminated with no additional performance obligations. At such time, the earnings process is considered complete, provided Xenerex has made a commercially reasonable effort to create antibodies. The status of Xenerex’s two existing collaborative research agreements, as of February 6, 2003, is as follows:

•	Peregrine Pharmaceuticals. The Peregrine contract provides for the creation of antibodies to three target antigens provided by Peregrine. Xenerex is engaged in the second stage of the research collaboration agreement for one of the three target antigens. The second stage is intended to provide Peregrine with more information on selected panels of the antibodies that meet the antibody characteristics desired by Peregrine. In the first fiscal quarter 2002, we earned and recognized a pro-rata portion of the research initiation fee as research contract revenue. In the first fiscal quarter 2003, we completed other research services for Peregrine and recognized the revenues after the work had been completed to the customer’s satisfaction. We have not completed the performance associated with stage two nor achieved any of the other milestones in the research collaboration agreement.

•	DNAX Research, Inc. The DNAX contract provides for the creation of antibodies to two target antigens provided by DNAX. We have not completed the commercial efforts associated with the research initiation fees or achieved any of the milestones in the agreement. Therefore, as of December 31, 2002, we had not earned or recognized any revenues under the agreement.

Xenerex’s receipt of milestone payments. In the research phases of the research collaboration agreement, Xenerex may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). Xenerex recognizes revenue once the product has been delivered, because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

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

Commercial phase of Xenerex research contracts. Xenerex research collaboration agreements provide that a final license agreement will be executed to incorporate the terms and conditions for the commercial phase of the contract. We will evaluate revenue recognition for the commercial phase once a license agreement is executed and the commercial phase has commenced.

Other research contracts. As with all our research contracts, including the up-front initiation fee, we defer revenue recognition until services have been rendered or products (e.g. developed antibodies) are delivered. The milestones established within the contract are set to approximate the effort associated with the completion of each phase. Regardless of when we receive the payment associated with a research phase, we defer the revenue recognition until the service is completed or product is delivered.

RESULTS OF OPERATIONS –
THREE MONTHS ENDED DECEMBER 31, 2002

Revenues

Revenues in the first quarter of fiscal 2003 amounted to $819,000, compared to $6.1 million for the same period last year. Revenues in the first quarter of fiscal year 2003 included $589,000 in revenues that the Company recognized from the sale of certain rights to future Abreva royalties to Drug Royalty USA, $158,000 from government research grants and $72,000 in other revenues. Other revenues were from a research contract, sales of docosanol raw material, and royalties on sales of Herepair (docosanol 10% cream) in South Korea. Revenues in the first quarter of fiscal 2002 included $1.1 million in royalties on Abreva product sales and the final $5 million milestone from GlaxoSmithKline when Abreva reached the one-year anniversary of the product launch.

In recording the sale transaction to Drug Royalty USA, Avanir increased cash by $20.4 million (net of transaction costs), reduced accrued expenses by $301,000 in connection with the forgiveness of a related advance, and recorded deferred revenue in the amount of $20.7 million. We will be recognizing the amount received from Drug Royalty USA as revenues over approximately a twelve-year period of the royalty rights sold. (See Note 6, “Asset Sale,” in the accompanying financial statements for a detailed description of how the payments under the agreement with Drug Royalty USA will be recognized.)

During fiscal 2003, we expect to recognize approximately $2.0 million in revenues from the sale transaction to Drug Royalty USA, with a corresponding reduction in deferred revenue. Also during the fiscal year, we expect to earn approximately $600,000 in revenues from research being performed under government research grants. Projected revenues from other sources, such as license fees, milestone payments, and royalties on foreign sales of licensed products, will depend substantially on the timing of approval decisions for docosanol 10% cream by foreign regulatory agencies and our ability to enter into additional license arrangements and achieve milestones under those arrangements.

Revenue-generating Contracts

As of February 6, 2003, we had eight commercial contracts, one license purchase agreement, and three government-funded research grants that are generating or could generate revenues in the future to help fund our research and development programs. Five of the commercial contracts are in the form of docosanol 10% cream (Abreva) license agreements, one contract is for a Neurodex license, and two contracts are through Xenerex and are in the form of antibody research service agreements. Avanir also is engaged in research funded by $1.2 million in government research grants. The government research grants are to be used for investigating the development of a potential docosanol-based genital herpes product and an antibody to anthrax.

For the last three years, GlaxoSmithKline has been our most significant revenue source, representing over 95% of the Company’s revenues in fiscal 2002. A list of our revenue-generating contractual arrangements is set forth in the following table.

Revenue-generating Contracts

	Type of Agreement	Date of Agreement	Product License, Sale,
Company or Research Grant	or Grant Award	or Grant Award	Service or Research

GlaxoSmithKline	Undivided interest in the license agreement for Abreva® (U.S. and Canada)	March 31, 2000	Cold sore product license

Drug Royalty USA	License Purchase Agreement, representing an undivided interest in the Abreva license agreement (U.S. and Canada)	November 22, 2002	Sale of undivided interest in Abreva license agreement and royalties

CTS Chemical Industries, LTD	Docosanol license (known as Abrax in Israel)	July 6, 1993	Cold sore product license

Boryung Pharmaceuticals Co., LTD	Docosanol license (known as Herepair in South Korea)	March 11, 1994	Cold sore product license

BioPharm Group	Docosanol license (Egypt)	January 11, 2002	Cold sore product license

Bruno Farmaceutici S.p.A	Docosanol license (Italy)	July 29, 2002	Cold sore product license

Medison Pharma, Ltd.	Neurodex license (Israel)	August 6, 2002	Pseudobulbar Affect research agreement and license

Peregrine Pharmaceuticals	Antibody research	June 7, 2001	Antibody generation services

DNAX Research, Inc.	Antibody research	January 21, 2002	Antibody generation services

Small Business Innovative Research (SBIR) Grant Program and California Technology Investment Partnership Program	Federal research grant and State research grant	March 12, 2002 and April 26, 2002	Pre-clinical research of potential genital herpes product

California Center for Advanced Technology (CCAT)	Department of Defense grant administered through San Diego State University Foundation	June 19, 2002	Pre-clinical anthrax antibody research

Expenses

Operating Expenses. Total operating expenses were $5.1 million in the first fiscal quarter 2003, compared to $3.6 million in the same period in fiscal 2002. The 41% increase in operating expenses was primarily caused by a 54% increase in spending on research and development programs. Research and development programs accounted for 71% and 65% of total operating expenses for the fiscal quarters ended December 31, 2002 and 2001, respectively. General and administrative expenses accounted for 21% and 26% of total operating expenses for the fiscal quarters ended December 31, 2002 and 2001, respectively. Sales and marketing expenses accounted for 8% and 9% of total operating expenses for the fiscal quarters ended December 31, 2002 and 2001, respectively. These and other costs are more fully described below.

Research and Development Expenses. Research and development (R&D) expenses were $3.6 million in the first fiscal quarter 2003, compared to $2.3 million in the same period a year ago. Costs associated with completion of toxicology and other pre-clinical research related to Avanir’s lead compound for the treatment of allergies and asthma accounted for 29% of total R&D spending in the first fiscal quarter

2003. The Phase III clinical trial for Neurodex in the treatment of pseudobulbar affect (PBA) in patients with multiple sclerosis accounted for 17% (including allocated laboratory occupancy costs) of all R&D spending in the first fiscal quarter 2003. The Phase III clinical trial program for Neurodex had reached approximately 15% of completion as of December 31, 2002. The balance of R&D spending was for other programs, including pre-clinical research related to inflammation and cholesterol-lowering compounds and antibody research programs.

In the first fiscal quarter 2002, R&D expenses were primarily related to the cost of initiating the Phase II/III clinical trial for Neurodex in treating emotional lability and development of the antibody generation technology. The Neurodex Phase II/III clinical trial began in November 2000.

We expect R&D spending will continue to increase through the next several quarters as we expand our clinical development programs by initiating a Phase I clinical trial for the treatment of allergy and allergic asthma.

A summary of our R&D spending by program is shown in the table that follows.

Research and Development Projects and Other Research Programs Expense

	Three Months Ended		Inception
	December 31,		Through	Estimated Cost
			December 31,	To Complete
Company-Funded Projects (1):	2002(2)	2001(2)	2002 (2)(3)	Project(2)
Development of Neurodex for FDA marketing approval in treating PBA. Initial Phase II/III clinical trial has been completed and a Phase III clinical trial and open label study are underway. Estimated timing to complete all phases of project necessary to file a New Drug Application with the FDA: mid-calendar year 2004.	$ 630,151	$ 557,233	$ 7,140,798	$ 7-9 million

Development of Neurodex for partnering or licensing outside the U.S. as potential treatment for neuropathic pain at end of Phase II clinical trials. Phase II dose-ranging trial is currently underway. Estimated timing to complete project: second quarter of calendar year 2003.	110,191	287,061	3,276,072	$ 1.0 million

Develop AVP-13358 as an IgE Regulator for partnering or licensing as treatment for allergy and asthma after completion of Phase I clinical trials. Estimated timing to complete project: fourth quarter of calendar year 2003.	1,348,312	612,420	13,086,872	$ 3-4 million

Government-Funded Projects:
Pre-clinical research for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects varies from one to two years.	184,054	—	562,133	$ 1.0 million(4)

Other Pre-clinical Research Projects:
Use of proprietary drug discovery and technology platforms (MIF, CCM, monoclonal antibody technology) to pursue potential treatments for inflammation and high cholesterol. The costs and timing to complete our pre-clinical research are unpredictable because of the uncertainty of outcomes of our research.	1,338,914	890,145	10,137,690	—

Total	$3,611,622	$ 2,346,859	$ 34,203,565

1.	At December 31, 2002, we held the worldwide rights to manufacture, market and sell all of the products in clinical development and any of the products that might come from our R&D programs.

2.	Each project includes allocation of laboratory occupancy costs.

3.	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

4.	The Company was awarded $1.2 million in state and federal research grants related to genital herpes and anthrax research.

General and Administrative Expenses. General and administrative expenses amounted to $1.1 million in the first fiscal quarter 2003, representing a 13% increase over expenses of $954,000 in the same period in the prior year. Higher expenses were attributable to increased staff size to support growing R&D and commercial development programs. General and administrative expenses continued the trend established in fiscal 2002 of growing at a slower rate than R&D and sales and marketing expenses. The Company continues to concentrate its efforts on R&D programs and market research for Neurodex and expects that near-term increases in general and administrative expenses will be moderate.

Sales and Marketing Expenses. During the first fiscal quarter 2003, sales and marketing expenses were $425,000, compared to $320,000 in the same period a year ago. Higher expenses in the first fiscal quarter 2003 were related to market research and initial planning and preparation for product launch of Neurodex for the treatment of peusdobulbar affect. Sales and marketing activity for the same period in fiscal year 2002 was relatively low while we directed most of our efforts toward licensing of docosanol 10% cream in overseas markets.

Net Income (Loss) from Operations

For the first fiscal quarter 2003, the net loss from operations was $4.3 million, compared to $2.5 million in net income from operations for the same period a year ago. Contributing to the $6.8 million period-to-period decline in profitability were lower revenues from milestones and higher operating expenses. Revenues in the first fiscal quarter 2002 included a $5 million milestone payment from GlaxoSmithKline. Operating expenses, amounting to $5.1 million in the first fiscal quarter 2003, were higher by $1.5 million, compared with the same period a year ago. Higher operating expenses reflected the greater number and extent of R&D programs, increased staff size in the general and administrative areas, and increases in sales and marketing activities, including market research and planning the product launch of Neurodex for the treatment of pseudobulbar affect.

Other Income and Expenses

Interest Income. In the first fiscal quarter 2003, interest income amounted to $68,000, compared to $188,000 for the same period a year ago. The decrease in interest income during the first fiscal quarter 2003 was primarily due to lower interest rates on investments and lower average invested amounts compared with the same period a year ago.

Other Income. Other income amounting to $6,000 in the first fiscal quarter 2003 represents rental income on emergency standby power generating equipment. Other income, amounting to $83,000 in the first fiscal quarter 2002, represents fees earned under a contract that provided for an exclusive negotiating period, rental income for use of the Company’s conference center and rental income on emergency standby power generating equipment.

Interest Expense. In the first fiscal quarter 2003, interest expense amounted to $11,000, compared to $15,000 for the same period a year ago. Lower interest expense for the first fiscal quarter 2003 was due to lower interest rates on extended payment plans for our insurance policies.

Net Income (Loss)

For the first fiscal quarter 2003, the net loss attributable to common shareholders was $4.2 million, compared to net income attributable to common shareholders of $2.8 million for the same period a year ago. The basic and diluted net loss per share was $0.07 for the first fiscal quarter 2003, compared to basic net income per share of $0.05 and diluted net income per share of $0.04 for the same period a year ago.

For the remainder of the 2003 fiscal year, we expect to continue our current operating plan, which emphasizes clinical development of products intended for the treatment of three different diseases. We intend to continue to develop Neurodex for the treatment of both pseudobulbar affect (PBA) (Phase III status) and neuropathic pain (Phase II status). We also intend to begin a Phase I clinical trial of our lead compound for the treatment of allergy and asthma in the next few months. We expect that our spending on clinical trials and earlier stage R&D programs, combined with other operating costs, will exceed our revenues for at least the next two quarters. We anticipate that we will file a New Drug Application with the FDA in the first half of calendar year 2004 for Neurodex for the treatment of PBA.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had cash and cash equivalents of $23.6 million, short and long-term investments of $2.6 million (excluding restricted investments of $857,000) and a net working capital balance of $20.2 million, compared to cash and cash equivalents of $8.6 million, short and long-term investments of $3.7 million (excluding restricted investments of $857,000) and a net working capital balance of $5.9 million as of September 30, 2002. Explanations of the changes in cash balances related to operating, financing and investing activities are provided below.

Operating Activities. Net cash provided by operating activities amounted to $16.1 million in the first fiscal quarter 2003, compared to $2.8 million during the same period a year ago. On December 24, 2002, we sold to Drug Royalty USA an undivided interest in our Abreva license agreement with GlaxoSmithKline and received $20.4 million, net of transaction costs. The net cash provided by operating activities in the first fiscal quarter 2003 reflects the $20.4 million in cash received from Drug Royalty USA, partially offset by the $4.2 million net loss for the quarter. The sale of rights to future Abreva royalties was recorded as deferred revenue on the date of sale. (See Note 6, “Asset Sale” in the accompanying notes to the financial statements.) For the first fiscal quarter 2002, net income of $2.8 million accounted for most of the net cash provided by operating activities.

Investing Activities. Net cash used for investing activities during the first fiscal quarter 2003 amounted to $1.0 million, including investments in securities totaling $700,000, capital expenditures of $2.0 million and patent costs of $124,000, partially offset by sales and maturities of investments totaling $1.8 million. Net cash used for investing activities during the first fiscal quarter 2002 amounted to $6.8 million, including investments in securities totaling $7.7 million, capital expenditures of $189,000 and patent costs of $128,000, partially offset by sales and maturities of investments totaling $1.2 million.

Financing Activities. Net cash used for financing activities amounted to $121,000 during the first fiscal quarter 2003, compared to $12,000 for the same period a year ago. We believe that cash and short and long-term investments totaling $26.2 million at December 31, 2002, plus anticipated future revenues, should be sufficient to sustain our planned level of operations for at least the next 12 months. Additionally, to continue to enhance our capital base and liquidity and to continue to fund the development of our drug candidates and technology platforms, we expect to continue to pursue various alternatives for raising additional funds during the next twelve months. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 11, “Recent Accounting Pronouncements” in the accompanying financial statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to significant quarterly fluctuations based on a variety of factors, including:

•	Limited rights to future Abreva royalties – In December 2002 we sold to Drug Royalty USA the rights to a substantial portion of royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We expect that we would not receive any royalty payments on these excess sales until after the end of each calendar year.

•	Concentration of significant customers, suppliers and industries – Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 95% and 99% of our fiscal 2002 and 2001 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty revenues from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of milestones under license agreements may be outside our control – Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/alliances – If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

Avanir and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in the rest of the world or in licensing, marketing and selling the product in foreign countries.

Avanir and its licensees face a wide variety of risks in foreign countries in obtaining regulatory approval and in marketing and selling docosanol 10% cream, including:

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

We may spend millions of dollars in pre-clinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we will be forced to write-off the development costs for that compound. If a compound appears to be safe and effective in pre-clinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve several million dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. There is no assurance that we will be able to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

Abreva faces competition from a number of existing and well-established products and the companies that market their products.

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

In order to maintain sufficient cash and investments for future operations, we anticipate that we may raise additional capital in the next twelve months through the sale of shares of our Class A common stock. If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices higher than the current market price, the issuance of additional shares may depress the market price of our common stock. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical research programs. Any abandonment or program deferral could be viewed negatively by the marketplace.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

Our license agreement with GlaxoSmithKline is for the United States and Canada only. We also have exclusive license agreements for docosanol 10% cream for Israel, South Korea, Italy and Egypt. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for other territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. We may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our ability to deliver products abroad include:

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

Our Xenerex antibody generation technology faces intense competition and rapid technological change. If we fail to provide services that keep pace with new technologies and gain market acceptance, our services and technologies could become obsolete.

The biotechnology industry is highly competitive and subject to significant and rapid technological change. We compete with several companies that offer antibody generation services to other companies. These competitors have specific expertise and technologies related to antibody development. Also, they introduce new or modified technologies from time to time. These companies include Abgenix, Inc., Medarex, GenPharm, Kirin Brewing Co., Genmab, Cambridge Antibody Technology Group, Protein Design Labs, Dyax, and MorphoSys. Many of these companies, either alone or together with their customers, have substantially greater financial resources, larger research and development staffs, and substantially greater experience than we do.

Our failure or inability to comply with government regulations regarding the development, production, testing, manufacturing and marketing of our products may adversely affect our operations.

Governmental authorities in the U.S., including the FDA, and other countries highly regulate the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and requires the expenditure of substantial resources. Failure to obtain, or delays in obtaining, these approvals will adversely affect our business operations, including our ability to commence marketing of any proposed products. We may find it necessary to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals for any of our products under development. Additionally, we cannot predict the extent to which adverse governmental regulation might arise from future U.S. or foreign legislative or administrative action. Moreover, we cannot predict with accuracy the effects of any future changes in the regulatory approval process and in the domestic health care system for which we develop our products. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sale prices of our proposed products, if approved for sale.

Unsuccessful or lengthy research and development programs for proposed new products could negatively affect our business.

The drug development process is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners. Any of a number of problems in the development process could result in the abandonment or substantial change in the development of a specific product. Our Phase III clinical trial of Neurodex for the treatment of pseudobulbar affect in MS patients may experience setbacks or failures for reasons we have not anticipated. Our Phase II open-label dose escalation clinical trial of Neurodex for the treatment of neuropathic pain may not show proof of concept. Our observations during pre-clinical research of our lead compound for treating allergy and asthma may not be relevant to the development of, indicate the efficacy of, or have the safety profile necessary for, a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. For example, during 2001, California experienced shortages in adequate supply of electricity, resulting in “rolling blackouts,” where certain areas were not provided with any electricity for periods of up to two hours. The immediate impact was a significant increase in power rates. Additionally, the loss of electrical power or “blackouts” for any significant periods of time could harm our vendors and our ability to conduct experiments and provide services. Further, we could lose valuable data made to date in experiments currently underway. We have attempted to mitigate the severity of power losses by installing emergency power equipment, which we intend to use for those electrical needs that we consider to be the most critical to operating our business. However, the emergency power unit does not cover all of our electrical needs and, further, it might not operate properly in the event of a power loss.

Our acquisition and alliance activities, if any, could disrupt our ongoing business.

We intend to continue to make investments in new products and technologies. We also intend to continue to acquire or in-license technologies. Further, we could merge with another company to expand our product development pipeline and sales revenues. Acquisitions and strategic alliances often involve risks, including: difficulty in assimilating the acquired technologies, operations and employees, difficulty in managing research collaborations, difficulty in retaining key employees of an acquired operation, disruption of our ongoing business, inability to successfully integrate the acquired technology and operations into our business and lack of experience in developing the acquired technology.

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

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 60 people. Further, we expect to hire additional people over the next twelve months. Other than our chief executive officer, our executives do not have employment agreements. We do not have “key person” life insurance policies for any of our executives. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. This type of environment creates intense competition for qualified personnel, particularly in product research and development, sales and marketing, and accounting and finance.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. Patents and patent applications owned or controlled by the Company are for docosanol-related products and technologies, Xenerex technologies for developing monoclonal antibodies, Neurodex™, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, and compounds capable of regulating the target MIF in the treatment of several inflammatory diseases. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

•	the claims in the pending patent applications will be allowed or that patents will be granted;

•	present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

•	our proposed technologies will not infringe other patents or rights owned by others, including licenses that may not be available to us;

•	any of our issued patents will provide us with significant competitive advantages; or

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

Additionally, we have applied for a five-year extension for one of our key docosanol patents. If the patent extension is granted, we will receive approximately $3.6 million from Drug Royalty USA in connection with the sale of our future Abreva royalty rights. There can be no assurance, however, that the patent extension will be granted or that we will receive this payment.

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

As of February 6, 2003, the Company had outstanding 50 shares of Series D redeemable convertible preferred stock. The Series D stock can be converted at any time into shares of our Class A common stock at a price equal to 86% of the then-current market price. Based on our stock price as of December 31, 2002, these shares would convert into 668,920 shares of Class A common stock. If our stock price were to drop, the number of shares that may be acquired upon conversion of the Series D stock would proportionately increase.

We do not intend to declare or pay cash dividends in the foreseeable future.

We do not intend to declare or pay cash dividends on our Class A or Class B common stock in the foreseeable future. We expect to retain any earnings, if and when achieved, to finance our business.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates. Because substantially all of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposures as the needs and risks should arise.

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.6 years as of December 31, 2002 (2.3 years as of September 30, 2002). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

Item 4.            CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to help ensure that material information related to the Company, and its subsidiary, is made known to our management and audit committee on a regular and current basis. We have evaluated our controls and procedures within 90 days of the filing date of this report and have concluded that our disclosure controls and procedures as of the date of this filing are adequate to enable us to comply with our disclosure obligations. No significant change to our internal controls was made during the period covered by this report or subsequent to our evaluation.

PART II OTHER INFORMATION

Items 1-5.       NOT APPLICABLE

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/Gerald J. Yakatan, Ph.D.	President and Chief	February 14, 2003
Executive Officer
Gerald J. Yakatan, Ph.D.	(Principal Executive Officer)

/s/Gregory P. Hanson	Vice President, Finance and Chief	February 14, 2003
Financial Officer
Gregory P. Hanson	(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gregory P. Hanson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Avanir Pharmaceuticals;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Gregory P. Hanson

Gregory P. Hanson
Chief Financial Officer

I, Gerald J. Yakatan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Avanir Pharmaceuticals;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Gerald J. Yakatan

Gerald J. Yakatan
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002