Form 10-Q
period 2003-03-31
AVANIR PHARMACEUTICALS
filed 2003-05-14
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

The number of shares of Common Stock of the registrant issued and outstanding as of May 1, 2003:

Class A Common stock, no par value	58,427,733
Class B Common stock, no par value	13,500

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 15.0
EXHIBIT 99.1
EXHIBIT 99.2

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders
AVANIR Pharmaceuticals

We have reviewed the accompanying consolidated balance sheet of AVANIR Pharmaceuticals and subsidiary as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated December 24, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

San Diego, California
May 7, 2003

AVANIR Pharmaceuticals

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,652,884	$8,630,547
Short-term investments in securities	1,602,098	695,840
Receivables, net	218,525	1,098,954
Inventory	235,024	238,126
Prepaid expenses	947,181	683,111

Total current assets	19,655,712	11,346,578
Investments in securities	694,235	2,986,023
Restricted investments	856,597	856,597
Property and equipment, net	6,599,634	3,180,966
Intangible assets, net	1,859,330	1,659,418
Other assets	303,347	303,347

TOTAL ASSETS	$29,968,855	$20,332,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,936,467	$2,705,606
Accrued expenses and other liabilities	1,537,187	1,598,625
Accrued compensation and payroll taxes	573,306	462,118
Loan payable	72,428	299,980
Current portion of deferred revenue	2,372,644	233,333
Current portion of capital lease obligations	134,739	128,833

Total current liabilities	7,626,771	5,428,495
Deferred revenue, net of current portion	17,449,244	—
Capital lease obligations, net of current portion	265,460	323,764

Total liabilities	25,341,475	5,752,259

CONTINGENCIES (Note 13)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; 50 shares issued and outstanding	530,307	521,189

SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating - 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — no par value:
Class A - 99,288,000 shares authorized; 58,427,733 and 58,270,533 shares issued and outstanding as of March 31, 2003 and September 30, 2002, respectively	87,307,812	87,053,257
Class B - 712,000 shares authorized; 13,500 shares issued and outstanding as of March 31, 2003 and September 30, 2002 (convertible into Class A common stock)	8,395	8,395
Accumulated deficit	(83,227,929)	(73,002,878)
Accumulated other comprehensive income	8,795	707

Total shareholders’ equity	4,097,073	14,059,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,968,855	$20,332,929

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

REVENUES:
Research contracts and licenses	$—	$17,500	$50,000	$5,084,167
Royalties and sale of royalty rights	481,450	719,752	1,074,745	1,783,300
Government research grants	140,193	1,126	298,604	1,126
Product sales	—	—	17,400	—

Total revenues	621,643	738,378	1,440,749	6,868,593

OPERATING EXPENSES:
Research and development	4,860,280	3,164,908	8,471,902	5,511,767
General and administrative	1,211,338	1,078,971	2,291,884	2,033,039
Sales and marketing	606,339	360,765	1,031,468	680,797
Cost of product sales	—	—	3,102	—

Total operating expenses	6,677,957	4,604,644	11,798,356	8,225,603

LOSS FROM OPERATIONS	(6,056,314)	(3,866,266)	(10,357,607)	(1,357,010)
Interest income	85,128	180,911	153,150	368,826
Other income	6,013	4,008	11,859	86,948
Interest expense	(12,761)	(18,241)	(23,335)	(32,843)

NET LOSS	$(5,977,934)	$(3,699,588)	$(10,215,933)	$(934,079)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss	$(5,977,934)	$(3,699,588)	$(10,215,933)	$(934,079)
Dividends on redeemable convertible preferred stock	(6,250)	(6,250)	(12,500)	(12,500)
Accretion of discount related to redeemable convertible preferred stock	(4,509)	(4,509)	(9,118)	(9,118)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,988,693)	$(3,710,347)	$(10,237,551)	$(955,697)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.10)	$(0.06)	$(0.18)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	58,352,406	58,240,466	58,324,174	58,133,775

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(10,215,933)	$(934,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	383,954	275,654
Compensation paid with common stock and stock options	181,706	89,298
Loss on disposal of assets	1,100	485
Changes in assets and liabilities:
Receivables, net	880,429	(32,958)
Inventory	3,102	—
Prepaid expenses and other assets	(264,070)	(50,902)
Accounts payable	230,861	465,610
Accrued expenses and other liabilities	(61,438)	341,209
Accrued compensation and payroll taxes	111,188	60,867
Deferred revenue	19,588,555	—

Net cash provided by operating activities:	10,839,454	215,184

INVESTING ACTIVITIES:
Investments in securities	(706,382)	(8,601,136)
Proceeds from sales and maturities of investments in securities	2,100,000	1,200,000
Patent costs	(234,306)	(250,570)
Construction in progress	(2,986,803)	—
Purchases of property and equipment	(782,525)	(300,111)

Net cash used for investing activities	(2,610,016)	(7,951,817)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	85,350	255,054
Dividends paid on preferred stock	(12,500)	(12,500)
Payments on loans and capital lease obligations	(279,951)	(197,785)

Net cash provided by (used for) financing activities	(207,101)	44,769

Net increase (decrease) in cash and cash equivalents	8,022,337	(7,691,864)
Cash and cash equivalents at beginning of period	8,630,547	16,542,545

Cash and cash equivalents at end of period	$16,652,884	$8,850,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,335	$32,843
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital leases	$—	$110,641

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

AVANIR Pharmaceuticals (“AVANIR,” “we” or the “Company”) has prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2003 and September 30, 2002, and the results of operations for the three and six-month periods ended March 31, 2003 and 2002, have been made. The results of operations for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results for the fiscal year ending September 30, 2003 or any future periods.

2.	STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial reports about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for all periods presented. Accordingly, compensation costs for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net loss had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net loss attributable to common shareholders, as reported	$(5,988,693)	$(3,710,347)	$(10,237,551)	$(955,697)
Add: Stock-based employee compensation included in reported net loss attributable to common shareholders	132,570	42,759	175,743	85,931
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(527,883)	(732,969)	(1,043,735)	(1,278,115)

Pro forma net loss attributable to common shareholders	$(6,384,006)	$(4,400,557)	$(11,105,543)	$(2,147,881)

Net loss per share:
Basic and diluted – as reported	$(0.10)	$(0.06)	$(0.18)	$(0.02)
Basic and diluted – pro forma	$(0.11)	$(0.08)	$(0.19)	$(0.04)

The Company accounts for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

3.	RECLASSIFICATIONS

Certain amounts from the prior period have been reclassified to conform with the current period presentation.

4.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

Receivables. Receivables consist of the following:

	March 31, 2003			September 30, 2002

	Gross	Allowance for		Gross	Allowance for
	Carrying	Doubtful		Carrying	Doubtful
	Value	Accounts	Net	Value	Accounts	Net

Receivables	$223,897	$(5,372)	$218,525	$1,098,954	$—	$1,098,954

Property and Equipment. Property and equipment consist of the following:

	March 31, 2003			September 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net

Research and development equipment	$2,652,899	$(1,060,310)	$1,592,589	$2,420,028	$(867,991)	$1,552,037
Computer equipment and related software	1,004,736	(306,767)	697,969	851,952	(238,199)	613,753
Leasehold improvements	871,196	(234,521)	636,675	866,318	(175,410)	690,908
Office equipment, furniture, and fixtures	291,080	(150,577)	140,503	254,731	(128,557)	126,174
Construction in progress	3,531,898	—	3,531,898	198,094	—	198,094

Total property and equipment	$8,351,809	$(1,752,175)	$6,599,634	$4,591,123	$(1,410,157)	$3,180,966

Intangible Assets. Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with indefinite useful lives consist of costs of trademarks for AVANIR and Xenerex and similar names intended for use or potential use in the United States and the rest-of-the-world. Intangible assets with finite lives continue to be amortized over their useful lives for the three and six-month periods ended March 31, and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or

Disposal of Long-lived Assets.” AVANIR’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

     Intangible assets, consisting of both intangible assets with finite and indefinite useful lives, are as follows:

	March 31, 2003			September 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Intangible assets with finite lives:
Patent applications pending	$1,165,112	$—	$1,165,112	$966,781	$—	$966,781
Patents	783,246	(221,859)	561,387	741,175	(192,190)	548,985
Licenses	41,216	(12,254)	28,962	41,215	(6,445)	34,770
Licenses pending	—	—	—	22,101	—	22,101

Total intangible assets with finite lives	1,989,574	(234,113)	1,755,461	1,771,272	(198,635)	1,572,637
Intangible assets with indefinite useful lives	103,869	—	103,869	86,781	—	86,781

Total intangible assets	$2,093,443	$(234,113)	$1,859,330	$1,858,053	$(198,635)	$1,659,418

Amortization expense related to amortizable intangible assets was $20,000 and $36,000 for the three and six-month periods ended March 31, 2003, and $12,000 and $24,000 for the same periods, respectively, in the prior year. Based solely on the amortizable intangible assets as of March 31, 2003, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense for
Fiscal Year Ending September 30,

2003	$30,260
2004	61,059
2005	60,574
2006	60,109
2007	58,842
Thereafter	319,505

Subtotal	590,349
Patent applications pending	1,165,112

Total	$1,755,461

5.	USE OF ESTIMATES

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

6.	INVENTORY

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

7.	ASSET SALE

On December 24, 2002, AVANIR sold an undivided interest in its Abreva® license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”). Under the terms of the Drug Royalty USA agreement, Drug Royalty USA acquired the rights to all royalties accruing after September 30, 2002 from the sale of Abreva for cold sores in the United States and Canada payable under the Abreva license agreement, subject to AVANIR’s right to receive 50% of all such royalties payable on sales of Abreva over $62 million per year. Drug Royalty USA paid AVANIR $20.5 million at the closing and agreed to pay an additional $3.6 million upon AVANIR’s receipt from the United States Patent and Trademark Office of a grant of patent term extension for U.S. Patent Number 4,874,794. In connection with the sale, AVANIR and Drug Royalty USA entered into a security agreement pursuant to which AVANIR granted Drug Royalty USA a security interest in AVANIR’s United States and Canadian patents related to the treatment of cold sores. (See Note 14, “Subsequent Event.”)

AVANIR retains all rights to develop and license docosanol 10% cream (or Abreva, as marketed by SB’s parent, GlaxoSmithKline) outside the United States and Canada for the treatment of cold sores. AVANIR also retains all rights to develop and license docosanol 10% cream worldwide for all other indications, subject to certain rights of SB in the United States and Canada.

In recording the sale transaction, AVANIR increased cash by $20.4 million (net of transaction costs), reduced accrued expenses by $301,000 in connection with the forgiveness of a related advance, and recorded deferred revenue in the amount of $20.7 million. We recorded the initial net proceeds of the transaction as deferred revenue because of our ongoing involvement in earning future revenues under our license agreement with SB. AVANIR is recognizing the deferred revenue amount as revenue over the life of the Drug Royalty USA agreement. Revenue recognition is being determined under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as part of current liabilities represents the amount AVANIR expects to realize as revenue within the next 12 months.

The following table sets forth the deferred revenue recorded from the sale to Drug Royalty USA of rights to future Abreva royalties and other deferred revenue balances as of March 31, 2003 and September 30, 2002.

	Drug Royalty	Other
	USA Agreement	Agreements	Total

Deferred revenue as of September 30, 2002	$—	$233,333	$233,333

Changes during the period:
Proceeds from sale of future Abreva royalties	20,500,000	—	20,500,000
Less cost of transaction	(143,982)	—	(143,982)

Net proceeds	20,356,018	—	20,356,018
Forgiveness of a related advance	300,912	—	300,912

Additions to deferred revenue	20,656,930	—	20,656,930
Recognized as revenues during the period	(1,068,375)	—	(1,068,375)

Deferred revenue as of March 31, 2003	$19,588,555	$233,333	$19,821,888

Classified as:
Current portion of deferred revenue	$2,139,311	$233,333	$2,372,644
Deferred revenue, net of current portion	17,449,244	—	17,449,244

Total deferred revenue	$19,588,555	$233,333	$19,821,888

8.	REVENUE RECOGNITION

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

Federal research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

9.	INVESTMENTS

The following tables summarize the Company’s investments in securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (2)	Losses (2)	Value

As of March 31, 2003:
Certificates of deposit	$2,156,597	$16,854	$(134)	$2,173,317
Government securities	987,538	—	(7,925)	979,613

Total	$3,144,135	$16,854	$(8,059)	$3,152,930

Reported as:
Short-term investments:
Classified as available-for-sale	$1,602,098

Long-term investments:
Classified as available-for-sale	694,235
Restricted investments (1)	856,597

Long-term investments	1,550,832

Total	$3,152,930

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (3)	Losses (3)	Value

As of September 30, 2002:
Certificates of deposit	$2,056,597	$10,434	$—	$2,067,031
Government securities	2,281,156	3,173	(12,900)	2,271,429
Commercial paper	200,000	5,542	—	205,542

Total	$4,537,753	$19,149	$(12,900)	$4,544,002

Reported as:
Short-term investments:
Classified as available-for-sale	$495,840
Classified as held-to-maturity	200,000

Short-term investments	695,840

Long-term investments:
Classified as available-for-sale	2,986,023
Restricted investments (1)	856,597

Long-term investments	3,842,620

Total	$4,538,460

(1)	Restricted investments amounting to $856,597 as of March 31, 2003 and September 30, 2002 represent amounts that we pledged to our bank as collateral for letters of credit that our bank issued in connection with our leases of office and laboratory space.

(2)	Gross unrealized gains of $16,854 and gross unrealized losses of $8,059 on government securities and certificates of deposit represent an accumulated net unrealized gain of $8,795, which is reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of March 31, 2003.

(3)	Gross unrealized gains of $13,607 and gross unrealized losses of $12,900 on government securities and certificates of deposit represent an accumulated net unrealized gain of $707, which is reported as “Accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2002.

10.	COMPUTATION OF NET LOSS PER COMMON SHARE

We compute basic net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net loss per share for the three and six-month periods ended March 31, 2003 and 2002 using the Basic EPS Method and the Diluted EPS Method. The shares of common stock issuable upon exercise of stock options and warrants and conversion of preferred stock under the Diluted EPS method were excluded from the three and six-month periods ended March 31, 2003 and 2002, as the inclusion of such shares would have been anti-dilutive.

The following table provides a reconciliation from the basic to the diluted EPS computations for the three and six-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Numerator:
Net loss	$(5,977,934)	$(3,699,588)	$(10,215,933)	$(934,079)
Less:
Dividends on redeemable convertible preferred stock	(6,250)	(6,250)	(12,500)	(12,500)
Accretion of discount related to redeemable convertible preferred stock	(4,509)	(4,509)	(9,118)	(9,118)

Net loss attributable to common shareholders for basic earnings per share computation	(5,988,693)	(3,710,347)	(10,237,551)	(955,697)
Effect of dilutive securities:
Stock options, warrants and convertible preferred stock	—	—	—	—

Net loss attributable to common shareholders for diluted earnings per share computation	$(5,988,693)	$(3,710,347)	$(10,237,551)	$(955,697)

Denominator:
Shares for basic and diluted net loss per share – weighted average shares outstanding	58,352,406	58,240,466	58,324,174	58,133,775

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.18)	$(0.02)

For the three months ended March 31, 2003 and 2002, options to purchase 6,450,676 and 5,617,342 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For the six months ended March 31, 2003 and 2002, options to purchase 6,450,676 and 5,617,342 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

For the three months ended March 31, 2003 and 2002, warrants to purchase 1,031,350 and 1,184,550 shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For the six months ended March 31, 2003 and 2002, warrants to purchase 1,031,350 and 1,184,550, shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

For the three months ended March 31, 2003 and 2002, preferred stock convertible into 577,073 and 218,646 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive. For the six months ended March 31, 2003 and 2002, preferred stock convertible into 577,073 and 218,646 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

Preferred stock consists of Series C Junior Participating Preferred Stock and Series D Redeemable Convertible Preferred Stock.

Series C Junior Participating Preferred Stock. None of the Series C Junior Participating Preferred Stock is outstanding.

Series D Redeemable Convertible Preferred Stock. As of March 31, 2003 and September 30, 2002, 50 shares of Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding in connection with a securities purchase agreement made with certain investors on March 22, 1999. The Series D holders may convert any or all of the remaining Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

Class A Common Stock

On February 11, 2003, the holder of Class K Warrants exercised its right to purchase 53,200 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $59,850.

On March 13, 2003, we amended our 2000 Stock Option Plan to allow for the issuance of restricted stock awards. Also on that date, we awarded to each non-employee director 10,000 shares of restricted Class A common stock. The shares awarded to each director are held in escrow by the Secretary of the Company and will be released from escrow upon his or her termination of service as a director of the Company. The value of the Class A common stock on the date of grant was $1.16 per share and we recorded compensation expense in the amount of $92,800 in connection with these awards.

On March 13, 2003, the board of directors approved the adoption of a 2003 equity incentive plan (the “2003 Equity Incentive Plan”) that provides for the issuance of up to 2,500,000 shares of Class A common stock. The 2003 Equity Incentive Plan allows us to grant options, restricted stock awards and stock appreciation rights to our directors, officers, employees and consultants. As of March 31, 2003, 2,500,000 shares of Class A common stock remained available for issuance under the 2003 Equity Incentive Plan.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 became effective for the Company on January 1, 2003. The application of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligation under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FASB Interpretation No. 45 became effective for the Company on January 1, 2003. The application of FASB Interpretation No. 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for the fiscal year ending September 30, 2003. The interim reporting requirements became effective for the Company’s interim periods beginning January 1, 2003. The Company currently accounts for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. The Company does not plan to voluntarily change its method of accounting, but has implemented the amended disclosure requirements for the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FASB Interpretation No. 46 did not have a material impact on the Company’s financial statements.

13.	CONTINGENCIES

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

14.	SUBSEQUENT EVENT

On April 29, 2003, AVANIR received $3.6 million from Drug Royalty USA upon AVANIR receiving a certificate of extension of U.S. Patent Number 4,874,794 that extended the expiration date of a key docosanol (Abreva®) patent from April 2009 to April 2014. In December 2002, AVANIR sold an undivided interest in its Abreva license agreement with GlaxoSmithKline to Drug Royalty USA for $24.1 million and received an initial payment of $20.5 million. (See Note 7, "Asset Sale.") The balance of the contract amount, $3.6 million, was due upon the grant by the U.S. Patent and Trademark Office of the patent term extension. We classified the additional amount received as deferred revenue, to be recognized ratably over the life of the license agreement.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. Many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report as set forth below and under “Risk Factors that Might Affect Future Results” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation or intent to update or announce revisions to any forward-looking statements to reflect actual events or developments.

Overview

AVANIR Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a drug discovery and development company with a commercialized FDA-approved product (Abreva®) and products in clinical development for the treatment of pseudobulbar affect (Phase III), neuropathic pain (Phase II), and allergy and asthma (Phase I). AVANIR is engaged in small-molecule research to development treatments for central nervous system disorders and inflammatory diseases. Through the use of its Xenerex™ technology, AVANIR also develops human monoclonal antibodies for infectious diseases and other therapeutic applications.

AVANIR’s first commercialized product, docosanol 10% cream, is a topical treatment for cold sores. The product is also known as Abreva in the United States and Canada, Herepair in South Korea and Abrax in Israel and is being marketed in those countries. A regulatory decision on marketing approval of the product in Sweden is pending. AVANIR has out-licensed docosanol 10% cream in the United States and in several foreign countries. AVANIR is continuing to expand its commercialization efforts for docosanol

10% cream while pursuing a broader effort to discover new drugs and develop others that are already in our development pipeline.

AVANIR’s offices and research facilities are located at 11388 Sorrento Valley Road, Suite 200, San Diego, California 92121. Our telephone number is (858) 622-5200 and our e-mail address is info@AVANIR.com. Additional information about AVANIR can be found on our website, at www.AVANIR.com, and in our periodic and current reports filed with the SEC. Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and online at www.sec.gov and our website at www. AVANIR.com.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: milestone payments in license agreements, royalties on licensed products, sale of rights to future royalties and recognition of revenues in research contracts. Our critical accounting policies regarding expense recognition are principally related to research contracts.

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

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through March 31, 2003, substantially all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sale of Rights to Future Abreva Royalties

In December 2002, we sold an undivided interest in our license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”) and received an initial payment of $20.5 million. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we have recorded the amount received from Drug Royalty USA, net of costs of the transaction and after the forgiveness of certain advances, as deferred revenue. (See Note 7, “Asset Sale,” and Note 14, “Subsequent Event,” in the accompanying financial statements.) The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method. Under this method, the amount of deferred revenue being recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as part of current liabilities represents the amount AVANIR expects to realize as revenue within the next 12 months.

Recognition of Revenues in Research Contracts

In certain circumstances, we may enter into research contracts or collaborations having obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations.

Antibody generation services. As of March 31, 2003, Xenerex Biosciences, our subsidiary, was engaged in work on two research collaboration agreements, both of which have research initiation fees. In these agreements, the customer provides antigens to Xenerex. Xenerex then performs research to develop potential antibodies for those antigens. We defer research initiation fees and recognize such fees as revenue once Xenerex has completed its efforts to create antibodies. In the research phases of the research collaboration agreement, Xenerex may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered, because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

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

Recognition of Expenses in Research Contracts

The Company recognizes expenses related to its clinical trials and other research contracts as the services are provided.

RESULTS OF OPERATIONS –

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues

Revenues in the second quarter of fiscal 2003 amounted to $622,000, compared to $738,000 for the same period last year. Revenues in the second quarter of fiscal 2003 included $480,000 in revenues that the Company recognized from the sale of Abreva® royalty rights to Drug Royalty USA and $140,000 from government research grants. In December 2002, Avanir sold rights to a portion of Abreva royalties to Drug Royalty USA and received $20.5 million at the closing. Avanir is recognizing the payment as revenue over the term of the agreement with Drug Royalty USA, or until April 2014. (See Note 7, “Asset Sale.”) Revenues in the second quarter of fiscal 2002 included $720,000 in royalties on Abreva product sales.

During fiscal 2003, we expect to recognize approximately $2.0 million in revenues from the sale transaction to Drug Royalty USA, with a corresponding reduction in deferred revenue. Also during the fiscal year, we expect to earn approximately $600,000 in revenues from research being performed under government research grants. Potential revenues from license fees, milestone payments, and royalties on foreign sales of docosanol 10% cream will depend substantially on the timing of approval decisions by foreign regulatory agencies and our ability to enter into additional license arrangements and achieve milestones under those arrangements. Potential revenues from licensing and/or selling products in clinical and preclinical development, including Neurodex and treatments for inflammatory diseases and high cholesterol, are less predictable.

Revenue-generating Contracts

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

As of May 1, 2003, we had eight commercial contracts, one license purchase agreement, and five government-funded research grants that are generating or could generate revenues in the future to help fund our research and development programs. Five of the commercial contracts are in the form of docosanol 10% cream (Abreva) license agreements, one contract is for a Neurodex license, and two contracts are through Xenerex and are in the form of antibody research service agreements. For the last three years, GlaxoSmithKline has been our most significant revenue source, representing over 95% of the Company’s revenues in fiscal 2002. A list of our revenue-generating contracts is set forth in the following table.

Revenue-generating Contracts

	Type of Agreement	Date of Agreement	Product License, Sale,
Company or Research Grant	or Grant Award	or Grant Award	Service or Research

GlaxoSmithKline	Undivided interest in the license agreement for Abreva® (U.S. and Canada)	March 31, 2000	Cold sore product license

Drug Royalty USA	License Purchase Agreement, representing an undivided interest in the Abreva license agreement (U.S. and Canada)	November 22, 2002	Sale of undivided interest in Abreva license agreement and royalties

CTS Chemical Industries, LTD	Docosanol license (known as Abrax in Israel)	July 6, 1993	Cold sore product license

Boryung Pharmaceuticals Co., LTD	Docosanol license (known as Herepair in South Korea)	March 11, 1994	Cold sore product license

BioPharm Group	Docosanol license (Egypt)	January 11, 2002	Cold sore product license

Bruno Farmaceutici S.p.A	Docosanol license (Italy)	July 29, 2002	Cold sore product license

Medison Pharma, Ltd.	Neurodex license (Israel)	August 6, 2002	Pseudobulbar Affect research and commercialization agreement

Peregrine Pharmaceuticals	Antibody research	June 7, 2001	Antibody generation services

DNAX Research, Inc.	Antibody research	January 21, 2002	Antibody generation services

Small Business Innovative Research (SBIR) Grant Program and California Technology Investment Partnership Program	Two government research grants (Federal and State)	March 12, 2002 and April 26, 2002	Pre-clinical research of potential genital herpes product

California Center for Advanced Technology (CCAT)	Two Department of Defense grants administered through San Diego State University Foundation	June 19, 2002 and March 20, 2003	Pre-clinical anthrax antibody research and blood donor program

National Institutes of Health; Phase I SBIR	Federal research grant	April 25, 2003	Human antibodies to cytomegalovirus (CMV)

Expenses

Operating Expenses. Total operating expenses were $6.7 million in the second fiscal quarter 2003, compared to $4.6 million in the same period in fiscal 2002. The 45% increase in operating expenses was primarily caused by a 54% increase in spending on research and development programs. Research and development programs accounted for 73% and 69% of total operating expenses for the fiscal quarters ended March 31, 2003 and 2002, respectively. General and administrative expenses accounted for 18% and 23% of total operating expenses for the fiscal quarters ended March 31, 2003 and 2002, respectively. Sales and marketing expenses accounted for 9% and 8% of total operating expenses for the fiscal quarters ended March 31, 2003 and 2002, respectively. These and other costs are more fully described below.

Research and Development Expenses. Research and development (R&D) expenses were $4.9 million in the second fiscal quarter 2003, compared to $3.2 million in the same period a year ago. Avanir had four clinical trials under way in the second quarter of fiscal 2003, compared to one clinical trial during the same period a year ago. Also during the quarter ended March 31, 2003, the Company entered into 16 additional contracts totaling $1.5 million for research services related to the development of Neurodex. The effect of these contracts and other recent new contracts accounts for the increase in prepaid expenses at March 31, 2003. We expect that these prepaid expenses will be recognized as expenses during the coming six to twelve months as the services are performed.

During the second fiscal quarter 2003, the Phase III clinical trials for Neurodex in the treatment of pseudobulbar affect (PBA) in patients with multiple sclerosis and the open-label study of Neurodex in the treatment of PBA in patients with neurological disorders accounted for 44% of all R&D spending. The Phase III clinical trial program for Neurodex had reached approximately 15% of completion as of March 31, 2003. Costs associated with the Company’s allergy and asthma research program accounted for 26% of total R&D spending, representing costs of preparing an application for Investigational New Drug (IND) status with the FDA, preparation of clinical supplies, and initiating Phase I clinical trials of AVANIR’s lead compound. Avanir has also been conducting research related to discovery of a second-generation allergy and asthma compound. The balance of R&D spending was for other programs, including pre-clinical research related to inflammation and cholesterol-lowering compounds and an antibody to the anthrax toxin, and other antibody research programs.

In the second fiscal quarter 2002, R&D expenses were primarily related to pre-clinical development of an orally-bioavailable compound for the treatment of allergy and asthma, a Phase II/III clinical trial for Neurodex in treating pseudobulbar affect, and development of the antibody generation technology.

We expect to continue efforts on three clinical development programs – treatments for pseudobulbar affect (Phase III trial and open-label study), neuropathic pain (Phase II) and allergy and asthma (Phase I) – and earlier stage research in the areas of inflammation, cholesterol reduction and infectious diseases.

We caution that many of our R&D efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or research conducted by our licensees or partners will ever reach the stage of a new drug application (NDA) with the FDA or that the NDA will be approved. The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Other Research Programs Expense

	Three Months Ended		Six Months Ended
	March 31,		March 31,		Inception	Estimated
					Through	Cost
					March 31,	To Complete
Company-Funded Projects (1):	2003 (2)	2002 (2)	2003 (2)	2002 (2)	2003(2) (3)	Project (2)

Development of Neurodex for FDA marketing approval in treating PBA. Estimated timing to complete remaining phases of project necessary to file a New Drug Application with the FDA is mid- 2004	$1,529,437	$756,574	$2,103,395	$1,286,636	$7,476,296	$5M
Development of Neurodex for neuropathic pain. Estimated timing to complete Phase II: second quarter of 2003. Estimated timing to license the product: fourth quarter of 2003	611,845	307,942	710,784	579,613	3,346,910	2M
Develop AVP-13358 as a treatment for allergy and asthma. Estimated timing to complete Phase I and bioanalytical work: third quarter of 2004; Estimated timing to license the product: first quarter of 2005	1,247,157	825,453	2,483,614	1,407,908	12,316,788	4-5M
Develop compound for regulating the target, MIF, as a potential treatment for inflammatory diseases. Estimated timing to complete development through Phase I: third quarter of 2005. Estimated timing to license the product: fourth quarter of 2005	391,256	570,763	1,017,831	830,112	3,845,868	8-10M
Government-Funded Projects:
Pre-clinical research for potential treatments for genital herpes and anthrax and development of a blood donor program for infectious diseases. Estimated timing to complete the various projects is up to one year	177,276	1,298	346,031	1,320	645,874	0.7M (4)
Other Pre-clinical Research Projects:
Use of proprietary technologies (CCM and antibody generation technology) to pursue potential treatments for lowering cholesterol and treating infectious diseases. Costs and timing to complete pre-clinical research are unpredictable because of the uncertainty of outcomes of the research	903,308	702,878	1,810,246	1,406,178	11,432,109	—

Total	$4,860,280	$3,164,908	$8,471,902	$5,511,767	$39,063,845

1.	At March 31, 2003, we held the worldwide rights to manufacture, market and sell all of the products in clinical development and any of the products that might come from our own internal R&D programs. All dates in the schedule refer to calendar year.

2.	Each project includes allocation of laboratory occupancy costs. “M” refers to millions.

3.	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

4.	State and Federal research grants totaling $1.4 million are related to genital herpes, antibodies to anthrax and cytomegalovirus, and a blood donor program.

Research and Development Program Strategy

We are pursuing an R&D program strategy that is intended to provide a stream of potential products in various stages of development as well as in several therapeutic areas and technology platforms. Our approach is not to rely on any one therapeutic area or technology platform, but to extend our development expertise across several therapeutic areas, technology platforms and research targets that could lead to a product. To help conserve cash resources as we continue these R&D programs, we intend to use our own funds for clinical trials that are relatively small and license our products and technologies to others when we expect the development costs will exceed available cash resources. We are pursuing this strategy because the costs of pursuing all of our development programs through all clinical phases are beyond our current available cash resources. There can be no assurances that we will be successful in licensing any of our products or technologies.

Neurodex for the treatment of PBA. We completed the initial Phase II/III clinical trial in May 2002. We intend to use the trial to qualify as one of two required pivotal clinical trials necessary to obtain FDA approval for marketing the product in the United States. A second Phase III clinical trial and an open label study are currently underway. Our goal is to complete the enrollments in the Phase III trial before the end of calendar year 2003. If the Phase III trial is successful, we intend to file a New Drug Application (NDA) with the FDA by mid-2004 calendar year. If we are successful in filing an NDA, then we expect to develop our own sales force in preparation for selling the product if it is approved by the FDA. We also intend to find a licensee and/or co-promotion partner for Neurodex for both indications of PBA and neuropathic pain, as more fully described below.

Neurodex for the treatment of neuropathic pain. Our Phase II open-label study of escalating doses of Neurodex in the treatment of neuropathic pain is an important clinical development stage that should provide significant information to potential licensees or co-promotion partners. Following completion of the Phase II studies, we intend to seek a licensee of Neurodex for all markets outside the United States and a co-promotion partner to share in the distribution of the product in the United States. We expect to complete the Phase II studies and report the results by June 30, 2003. Assuming the results are favorable, we expect to find a licensee and/or co-promotion partner by December 31, 2003, and begin recognizing revenues after licensing the product.

Development program for allergy and asthma (IgE regulator). In March 2003, we initiated Phase Ia clinical trials of our lead oral compound for the treatment of allergy and asthma. Our compound appears capable of selectively inhibiting the production of immunoglobulin epsilon (IgE) antibodies, a target that has been identified in the pathophysiology of allergy and asthma. Phase 1a trials are intended to establish safety of the drug in single rising doses in healthy patients and to assess the compound’s affect on certain disease biomarkers. These trials will be followed by Phase Ib clinical trials using rising multi-doses in healthy patients. We estimate that Phase Ib clinical trials for this compound will be completed by mid-2004 calendar year. Assuming the results are favorable, we expect to license the drug to another pharmaceutical company and begin recognizing revenues from our partner by mid-2005 calendar year. Also during fiscal 2003 and 2004 we expect to pursue development of a second-generation compound.

Anti-inflammatory research program (MIF inhibitor). We are currently conducting toxicology studies and other preclinical research on several potential drug candidates capable of inhibiting or blocking the activity of macrophage migration inhibitory factor (MIF). Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis and asthma. Assuming we are successful in finding a lead compound and filing for an IND, we would expect to complete Phase I clinical trials to establish safety in humans by mid-2005 calendar year. By December 2005, we intend to license the compound to another pharmaceutical company and begin recognizing positive cash flows thereafter from our partner.

Government research contracts. AVANIR also is engaged in research funded by $1.4 million in government research grants. The government research grants are to be used for investigating the market potential for a topical genital herpes treatment, conducting research on various docosanol-based formulations for a potential genital herpes product, development of antibodies to anthrax toxins and cytomegalovirus, and development of a blood donor program intended to find high-affinity antibodies to infectious diseases. We expect the current government-funded research programs will continue through fiscal years 2003 and part of fiscal 2004.

Other Operating Expenses

General and Administrative Expenses. During the second fiscal quarter 2003, general and administrative expenses amounted to $1.2 million, slightly higher than the second fiscal quarter 2002. The Company continues to concentrate its efforts on R&D programs and market research for Neurodex and expects that near-term increases in general and administrative expenses will be moderate.

Sales and Marketing Expenses. During the second fiscal quarter 2003, sales and marketing expenses were $606,000, compared to $361,000 in the same period a year ago. Higher expenses in the second fiscal quarter 2003 were related to market research and planning and preparation for product launch of Neurodex for the treatment of pseudobulbar affect. Sales and marketing activity for the same period in fiscal year 2002 was directed toward licensing of docosanol 10% cream in overseas markets.

Loss from Operations

For the second fiscal quarter 2003, the loss from operations was $6.1 million, compared to $3.9 million for the same period a year ago. Contributing to the higher losses were the higher R&D expenses associated with additional clinical development programs and costs related to product planning for Neurodex. Revenues decreased by 16%, reflecting the sale of rights to a portion of future Abreva royalties. Higher operating expenses reflected the greater number and extent of R&D programs and increases in sales and marketing activities, including market research and planning for the product launch of Neurodex in the treatment of PBA.

Other Income and Expenses

Interest Income. In the second fiscal quarter 2003, interest income amounted to $85,000, compared to $181,000 for the same period a year ago. The decrease in interest income during the second fiscal quarter 2003 was primarily due to lower interest rates on investments and lower average invested amounts compared with the same period a year ago.

Other Income. Other income, consisting of rental income, was $6,000 in the second quarter of fiscal 2003, compared to $4,000 in the same period a year ago.

Interest Expense. In the second fiscal quarter 2003, interest expense amounted to $13,000, compared to $18,000 for the same period a year ago. Lower interest expense for the second fiscal quarter 2003 was due to lower interest rates on extended payment plans for our insurance policies.

Net Loss

For the second fiscal quarter 2003, the net loss attributable to common shareholders was $6.0 million, compared to $3.7 million for the same period a year ago. The basic and diluted net loss per share was $0.10 for the second fiscal quarter 2003, compared to $0.06 for the same period a year ago.

For the remainder of the 2003 fiscal year, we expect to continue developing our current products, with particular emphasis on products engaged in clinical trials. We intend to continue to develop Neurodex for the treatment of both pseudobulbar affect (PBA) (Phase III status) and neuropathic pain (Phase II status) and our lead compound for the treatment of allergy and asthma (Phase I status). We expect that our spending on clinical trials and earlier stage R&D programs, combined with other operating costs, will exceed our revenues for at least the next two quarters. We anticipate that we will file a New Drug Application with the FDA in the first half of calendar year 2004 for Neurodex for the treatment of PBA.

RESULTS OF OPERATIONS –

Comparison of Six Months Ended March 31, 2003 and 2002

Revenues

Revenues for the first six months of fiscal 2003 amounted to $1.4 million, compared to $6.9 million for the same period last year. Revenues for the first six months of fiscal year 2003 included $1.1 million in revenues that the Company recognized from the sale of certain rights to future Abreva royalties to Drug Royalty USA, $299,000 from government research grants and $17,000 in sales of the raw material docosanol. Revenues for the first six months of fiscal 2003 included a $5 million milestone payment from GlaxoSmithKline and $1.8 million in royalties on Abreva® product sales.

In recording the sale transaction to Drug Royalty USA, AVANIR increased cash by $20.4 million (net of transaction costs), reduced accrued expenses by $301,000 in connection with the forgiveness of a related advance, and recorded deferred revenue in the amount of $20.7 million. We will be recognizing the amount received from Drug Royalty USA as revenues over approximately a twelve-year period of the royalty rights sold. (See Note 7, “Asset Sale,” in the accompanying financial statements for a detailed description of how the payments under the agreement with Drug Royalty USA will be recognized.)

Expenses

Operating Expenses. Total operating expenses were $11.8 million in the first six months of fiscal 2003, compared to $8.2 million in the same period in fiscal 2002. The 43% increase in operating expenses was primarily caused by a 54% increase in spending on research and development programs. Research and development programs accounted for 72% and 67% of total operating expenses for the first six months of fiscal 2003 and 2002, respectively. General and administrative expenses accounted for 19% and 25% of total operating expenses for the first six months of fiscal 2003 and 2002, respectively. Sales and marketing expenses accounted for 9% and 8% of total operating expenses for first six months of fiscal 2003 and 2002, respectively. These and other costs are more fully described below.

Research and Development Expenses. Research and development (R&D) expenses were $8.5 million in the first six months of fiscal 2003, compared to $5.5 million in the same period a year ago. Costs associated with completion of toxicology, filing an IND and initiating Phase I clinical trials of AVANIR’s lead compound for the treatment of allergies and asthma accounted for 29% of total R&D spending in the first six months of fiscal 2003. The clinical trials of Neurodex in the treatment of pseudobulbar affect (PBA) in patients with multiple sclerosis and in the treatment of neuropathic pain accounted for 33% of all R&D spending in the first six months of fiscal 2003. The balance of R&D spending was for other programs, including pre-clinical research related to inflammation and cholesterol-lowering compounds and antibody research programs.

In the first six months of fiscal 2002, R&D expenses were primarily related to costs associated with pre-clinical development of an orally-bioavailable compound for the treatment of allergy and asthma, a Phase

II/III clinical trial for Neurodex in treating pseudobulbar affect, and development of the antibody generation technology.

General and Administrative Expenses. General and administrative expenses amounted to $2.3 million in the first six months of fiscal 2003, representing a 13% increase over expenses of $2.0 million in the same period in the prior year. Higher expenses were attributable to increased staff size to support growing R&D programs. General and administrative expenses continued the trend established in fiscal 2002 of growing at a slower rate than R&D and sales and marketing expenses.

Sales and Marketing Expenses. During the first six months of fiscal 2003, sales and marketing expenses were $1.0 million, compared to $681,000 in the same period a year ago. Higher expenses in the first six months of fiscal 2003 were related to market research and planning and preparation for product launch of Neurodex for the treatment of pseudobulbar affect. Sales and marketing activity for the same period in fiscal year 2002 was directed toward licensing of docosanol 10% cream in overseas markets.

Loss from Operations

For the first six months of fiscal 2003, the loss from operations was $10.4 million, compared to $1.4 million for the same period a year ago. Contributing to the higher losses were $5.4 million lower revenues, $3.0 million higher R&D expenses, $351,000 higher sales and marketing expenses and $259,000 higher general and administrative expenses. During the first six months of fiscal 2003, Avanir did not receive any milestone payments from its licensees and incurred higher R&D expenses associated with three clinical development programs and costs related to product planning for Neurodex. During the first six months of fiscal 2002, Avanir received a $5.0 million milestone from GlaxoSmithKline and had only one clinical development program underway.

Other Income and Expenses

Interest Income. In the first six months of fiscal 2003, interest income amounted to $153,000, compared to $369,000 for the same period a year ago. The decrease in interest income during the first six months of fiscal 2003 was primarily due to lower interest rates on investments and lower average invested amounts compared with the same period a year ago.

Other Income. Other income amounting to $12,000 in the first six months of fiscal 2003 represents rental income on emergency standby power generating equipment. Other income, amounting to $87,000 in the first six months of fiscal 2003, represents miscellaneous Xenerex contract services, rental income for use of the Company’s conference center and rental income on emergency standby power generating equipment.

Interest Expense. In the first six months of fiscal 2003, interest expense amounted to $23,000, compared to $33,000 for the same period a year ago. Lower interest expense for the first six months of fiscal 2003 was due to lower interest rates on extended payment plans for our insurance policies.

Net Loss

For the first six months of fiscal 2003, the net loss attributable to common shareholders was $10.2 million, compared to $934,000 for the same period a year ago. The basic and diluted net loss per share was $0.18 for the first six months of fiscal 2003, compared to $0.02 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents of $16.7 million, short and long-term investments of $2.3 million, restricted investments of $857,000 and a net working capital balance of $12.0 million, compared to cash and cash equivalents of $8.6 million, short and long-term investments of $3.7 million, restricted investments of $857,000 and a net working capital balance of $5.9 million as of September 30, 2002.

Operating Activities. Net cash provided by operating activities amounted to $10.8 million in the first six months of fiscal 2003, compared to net cash provided by operating activities of $215,000 during the same period a year ago. On December 24, 2002, we sold to Drug Royalty USA an undivided interest in our Abreva license agreement with GlaxoSmithKline and received $20.4 million, net of transaction costs. The net cash provided by operating activities in the first six months of fiscal 2003 reflects the $20.4 million in cash received from Drug Royalty USA and an $876,000 royalty payment from GlaxoSmithKline, partially offset by the $10.2 million net loss for the first six months of the fiscal year. The sale of rights to future Abreva royalties was recorded as deferred revenue on the date of sale. (See Note 7, “Asset Sale” in the accompanying notes to the financial statements.) For the first six months of fiscal 2002, net cash provided by operations amounting to $215,000 reflected depreciation and amortization expense ($276,000) and compensation paid with stock options ($89,000). Other changes in assets and liabilities balances (e.g. increases in accounts payable and accrued compensation and other accrued expenses) sufficiently offset the net loss of $934,000 for the first six months of fiscal 2002.

In April 2003, we received an additional $3.6 million from Drug Royalty USA upon receiving a certificate of extension of a key Abreva patent from April 2009 to April 2014. (See Note 7, “Asset Sale,” and Note 14, “Subsequent Event.”)

Investing Activities. Net cash used for investing activities during the first six months of 2003 amounted to $2.6 million, including investments in securities totaling $706,000, capital expenditures related to construction in progress on a building expansion ($3.0 million), purchases of property and equipment ($782,000), and patent costs of $234,000, partially offset by sales and maturities of investments totaling $2.1 million. Net cash used for investing activities during the first six months of fiscal 2002 amounted to $8.0 million, including investments in securities totaling $8.6 million, capital expenditures for property and equipment totaling $300,000 and patent costs of $251,000, partially offset by sales and maturities of investments totaling $1.2 million.

Financing Activities. Net cash used for financing activities amounted to $207,000 during the first six months of 2003, compared to $45,000 in cash provided by financing activities for the same period a year ago. We believe that cash, short and long-term investments in securities and restricted investments totaling $19.8 million as of March 31, 2003, plus anticipated future payments and revenues, should be sufficient to sustain our planned level of operations for at least the next twelve months. Additionally, to continue to enhance our capital base and liquidity and to continue to fund the development of our drug candidates and technology platforms, we expect to continue to pursue various alternatives for raising additional funds during the next twelve months. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 12, “Recent Accounting Pronouncements” in the accompanying financial statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

We intend to raise capital over the next twelve months through various alternatives, including licensing or sales of our platform technologies and new drug candidates or through the sale of common stock. If we license or sell any of our technologies or drug candidates, then we will be foregoing a portion of future revenues on potential products, if approved by the FDA. If we sell our Class A common stock, then these issuances may dilute the value of our Class A common stock and may adversely affect its market price. If we are unable to successfully raise capital, we may need to curtail operations.

In order to maintain sufficient cash and investments for future operations, we intend to raise additional capital in the next twelve months through various alternatives, including licensing or sales of our technologies and drug candidates and sale of shares of our Class A common stock.

•	If we raise capital through licensing or sales of one or more of our technologies and drug candidates, then we may lose an opportunity for product sales if a product is successfully developed, approved by the FDA and marketed. If we license any of our technologies or drug candidates, then the development of the product or technology will no longer be in our control. A licensee might not ever reach any of the milestones in a license agreement and we would not earn any additional payments in such an event. Further, if we sell any of our technologies or drug candidates, there can be no assurance that the sales price will cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our common stock and dilute your voting rights in the Company. We may not be able raise capital on terms that we find acceptable, if at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical research programs. Any of these actions could be expected to have an adverse effect on our stock price.

AVANIR and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an over-the-counter (“OTC”) product in the rest of the world or in licensing, marketing and selling the product in foreign countries.

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

We may spend millions of dollars in pre-clinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in pre-clinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve several million dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. There is no assurance that we will be able to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.

Future operating results will continue to be subject to significant quarterly fluctuations based on a variety of factors, including:

•	Limited rights to future Abreva royalties – In December 2002 we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We expect that any royalty payments on these excess sales, if any, would occur only once a year, after the end of each calendar year.

•	Concentration of significant customers, suppliers and industries – Milestone payments and royalties earned from a single licensee (GlaxoSmithKline) accounted for approximately 95% and 99% of our fiscal 2002 and 2001 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty payments from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the U.S. Food and Drug Administration (“FDA”). Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of milestones under license agreements may be outside our control – Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/alliances – If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

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

The drug development process is lengthy and capital intensive. Our drug development programs are exposed to all of the risks inherent in product development based on innovative technologies, including unanticipated development problems and the possible lack of funding or collaborative partners. Any of a number of problems in the development process could result in the abandonment or substantial change in the development of a specific product. Our Phase III clinical trial of Neurodex for the treatment of pseudobulbar affect in multiple sclerosis patients may experience setbacks or failures for reasons we have not anticipated. Our Phase II open-label dose escalation clinical trial of Neurodex for the treatment of neuropathic pain may not show proof of concept. Our Phase I clinical trial of our lead compound for treating allergy and asthma may not demonstrate the efficacy of, or have the safety profile necessary for, a proposed product for human use. Unsuccessful clinical trial results for our proposed products could affect materially and adversely our future business operations and financial condition.

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

Our inability to attract and retain key management and scientific personnel could negatively affect our business.

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

Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 63 people. Further, we expect to hire additional people over the next twelve months. Other than our chief executive officer, our executives do not have employment agreements. We do not have “key person” life insurance policies for any of our executives. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. This type of environment creates intense competition for qualified personnel, particularly in product research and development, sales and marketing, and accounting and finance.

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

We rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. Patents and patent applications owned or controlled by the Company are for docosanol-related products and technologies, Xenerex technologies for developing monoclonal antibodies, Neurodex™, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, and compounds capable of regulating the target MIF in the treatment of several inflammatory diseases. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

•	the claims in any pending patent applications will be allowed or that patents will be granted;

•	present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

•	our proposed technologies will not infringe other patents or rights owned by others, including licenses that may not be available to us;

•	any of our issued patents will provide us with significant competitive advantages; or

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

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

We have the opportunity to earn royalties on Abreva product wholesale sales if sales exceed $62 million a year. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of our competitors, including such companies as Bayer Corp. and Schering Plough, have substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with Abreva being marketed by one of the world’s largest consumer healthcare companies, GlaxoSmithKline, not all competitive responses and the impacts of those responses can be foreseen.

The conversion of redeemable convertible preferred stock currently outstanding will have a dilutive effect on our Class A common stock.

As of March 31, 2003, the Company had outstanding 50 shares of Series D redeemable convertible preferred stock. The Series D stock can be converted at any time into shares of our Class A common stock at a price equal to 86% of the then-current market price. Based on our stock price as of March 31, 2003, these shares would convert into 577,073 shares of Class A common stock. If our stock price were to drop, the number of shares that may be acquired upon conversion of the Series D stock would proportionately increase.

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

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.7 years as of March 31, 2003 (2.3 years as of September 30, 2002). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

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

PART II. OTHER INFORMATION

Items 1-3.      NOT APPLICABLE

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of AVANIR Pharmaceuticals was convened on March 13, 2003, at 10:00 a.m. local time. There were issued and outstanding on January 16, 2003, the record date, 58,294,533 shares of Class A common stock, each share being entitled to one vote, and 13,500 shares of the Company’s Class B common stock, each share being entitled to five votes, constituting all of the outstanding voting securities of the Company. There were present at the meeting in person or by proxy, shareholders of the Company who were the holders of 55,795,779 votes of the Company’s common stock entitled to vote thereat, constituting a quorum. The following votes were cast for each Class II director nominee:

	For	Withhold

Stephen G. Austin	53,725,835	2,069,944
Charles A. Mathews	53,147,535	2,648,244
Harold F. Oberkfell	53,726,535	2,069,244

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending September 30, 2003, received the following votes:

For	Against	Abstain

54,015,732	1,585,666	194,380

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)	10.1	Amended and Restated 2000 Stock Option Plan

	10.2	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan

	10.3	2003 Equity Incentive Plan

	10.4	Form of Non-Qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan

	10.5	Form of Restricted Stock Grant Notice for use with 2003 Equity Incentive Plan

	10.6	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan

	15.0	Letter on unaudited interim financial information

	99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/Gerald J. Yakatan, Ph.D.	President and Chief	May 13, 2003
Executive Officer
Gerald J. Yakatan, Ph.D.	(Principal Executive Officer)

/s/Gregory P. Hanson	Vice President, Finance and Chief	May 13, 2003
Financial Officer
Gregory P. Hanson	(Principal Financial and Accounting Officer)

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

Date: May 13, 2003	/s/ Gerald J. Yakatan

Gerald J. Yakatan Chief Executive Officer

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

Date: May 13, 2003	/s/ Gregory P. Hanson

Gregory P. Hanson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated 2000 Stock Option Plan

10.2	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan

10.3	2003 Equity Incentive Plan

10.4	Form of Non-Qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan

10.5	Form of Restricted Stock Grant Notice for use with 2003 Equity Incentive Plan

10.6	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan

15.0	Letter on unaudited interim financial information

99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002