Form 10-K
period 2003-09-30
AVANIR PHARMACEUTICALS
filed 2003-12-23
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-15803

AVANIR Pharmaceuticals

(Exact name of registrant as specified in its charter)

California	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, Suite 200, San Diego, California	92121 (Zip Code)
(Address of principal executive offices)

(858) 622-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

          As of December 11, 2003, the issuer had outstanding 70,753,482 shares of Class A and Class B common stock held by non-affiliates and the aggregate market value of these shares on that date was $116,036,000. For purposes of the foregoing disclosure and without admitting whether any person is an affiliate of the registrant, all shares owned directly or indirectly by officers and directors of the registrant have been treated as owned by an affiliate.

          The number of shares of Common Stock of the registrant issued and outstanding as of December 11, 2003:

Class A Common Stock, no par value	71,208,750
Class B Common Stock, no par value	3,500

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before January 28, 2004 in connection with the registrant’s Annual Meeting of Shareholders to be held on March 18, 2004, is incorporated by reference into Part III of this report.

PART I

Item 1.	Business

      This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like “estimate,” “anticipate,” “believe,” “plan” or “expect.” Many known and unknown risks and uncertainties may cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report. We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this Report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30.

The Company

      AVANIR Pharmaceuticals, based in San Diego and incorporated in California in 1988, is a drug discovery and development company focused on treatments for central nervous system disorders and inflammatory diseases. The Company’s lead product candidate, NeurodexTM, is in a Phase III clinical trial for pseudobulbar affect, also known as emotional lability, and in Phase II clinical development for neuropathic pain. An internally discovered small molecule, AVP-13358, is being developed as a potential treatment of asthma and is in Phase I clinical development. AVANIR has established itself as a company that is capable of developing a drug through all preclinical and clinical phases of development and experienced in preparing and submitting new drug applications. The Company’s first commercialized product, Abreva®, has been approved by the U.S. Food and Drug Administration (FDA) and is marketed in North America by GlaxoSmithKline Consumer Healthcare (GlaxoSmithKline). Abreva is the leading over-the-counter (OTC) product for the treatment of cold sores.

      AVANIR’s preclinical research and drug discovery programs are focused primarily on small molecules that can be taken orally as therapeutic treatments. Using its proprietary XenerexTM technology, AVANIR is also conducting research to develop injectable human monoclonal antibody products for infectious diseases, such as anthrax and cytomegalovirus, and for other therapeutic applications.

      Partnering, licensing and research collaborations have been, and will continue to be, an important part of AVANIR’s business development strategy. We intend to partner with pharmaceutical companies that can help fund AVANIR’s research in exchange for sharing in the rights to commercialize new drugs resulting from this research. We have licensed and continue to seek licensees for docosanol 10% cream and other potential products in our pipeline. Research collaborations also represent an important way to achieve our development goals, by sharing in the risks and the opportunities that come from such development efforts.

      AVANIR’s offices and research facilities are located at 11388 Sorrento Valley Road, San Diego, California 92121. Our telephone number is (858) 622-5200 and our e-mail address is info@AVANIR.com. Additional information about AVANIR can be found on our website, at www.AVANIR.com, and in our periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and online at www.sec.gov and our website at www. AVANIR.com.

Docosanol 10% Cream

      AVANIR has continued to commercialize docosanol 10% cream (known as Abreva in the U.S. and Canada) by pursuing regulatory approvals and license arrangements in several foreign countries. In November 2003, the Swedish Medical Products Agency approved docosanol 10% cream for marketing as a non-prescription, OTC topical treatment for cold sores. Sweden will act as the Reference Member State during the mutual recognition process for obtaining further regulatory approvals of docosanol 10% cream in the European Union. AVANIR has foreign license agreements for docosanol 10% cream in the Republic of Korea, Israel, Italy and Egypt, and is seeking additional licensees for the rest of Europe and Japan. AVANIR has assisted its partners in obtaining OTC marketing approvals with regulatory agencies in Korea, Israel and Canada. For the last three years, substantially all of AVANIR’s revenues have come from milestone payments and royalties on product sales in the U.S. by GlaxoSmithKline and from sale of an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA.

      GlaxoSmithKline and Drug Royalty USA. GlaxoSmithKline launched Abreva in the U.S. in October 2000. Under the license agreement with GlaxoSmithKline subsidiary, SB Pharmco Puerto Rico, Inc., AVANIR has received milestone payments and royalties totaling $31 million. Abreva sales are somewhat seasonal, as the incidences of cold sores increase during the winter months. We expect that GlaxoSmithKline will launch Abreva in Canada in 2004, however, the timing of such launch is outside our control.

      During fiscal 2003, AVANIR sold an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA for $24.1 million. AVANIR retained the right to receive 50% of all royalties under the GlaxoSmithKline license agreement for annual sales of Abreva in excess of $62 million. AVANIR also retained its rights to develop and license docosanol 10% cream outside North America for the treatment of cold sores and to develop and license docosanol 10% cream in all jurisdictions for all other indications other than cold sore treatment.

      Boryung Pharmaceuticals Company, Ltd. (“Boryung”). Boryung launched docosanol 10% cream as an OTC product under the trade name Herepair in the Republic of Korea in June 2002. The Boryung license agreement, initially signed in July 1994, gives Boryung the exclusive rights to manufacture, market and sell docosanol 10% cream in Korea. The agreement requires that Boryung purchase its supply of docosanol from AVANIR and pay us a royalty on product sales.

      CTS Chemical Industries, Ltd. (“CTS”). CTS launched docosanol 10% cream as an OTC product under the trade name Abrax in Israel in January 2003. The CTS license agreement, initially signed in July 1993, gives CTS the exclusive rights to manufacture, market and sell docosanol 10% cream in Israel. The agreement requires that CTS purchase its supply of docosanol from AVANIR and pay us a royalty on product sales.

      Bruno Farmaceutici (“Bruno”). The Bruno license agreement, signed in July 2002, gives Bruno the exclusive rights to manufacture, market and sell docosanol 10% cream in Italy. The Bruno license agreement requires that Bruno purchase its entire supply of docosanol from AVANIR and pay us a royalty on product sales. Marketing and sales of docosanol 10% cream is anticipated to begin in 2004, subject to Italian regulatory agency approval, which will be sought using the mutual recognition process.

      Biopharm Group (“Biopharm”). The Biopharm license agreement, signed in January 2002 gives Biopharm the exclusive rights to manufacture, market and sell docosanol 10% cream in Egypt and select countries in the Middle East. Biopharm is currently going through the regulatory approval process in Egypt. The agreement requires that Biopharm purchase its supply of docosanol from AVANIR and pay us a royalty on product sales.

      Commercial development strategy in other countries. We are pursuing licensing opportunities for docosanol 10% cream in other countries in Europe and in Japan. Further, in Japan, we intend to have the licensee seek approval as an OTC product, similar to the regulatory status of the product in the United States, Canada, Korea, Israel and Sweden. However, we can provide no assurance that any of our licensees will be able to obtain regulatory approval, either as an OTC product or as a prescription product, in Japan or in other countries that do not participate in the mutual recognition process.

      Additional potential uses of docosanol 10% cream. During fiscal 2003, AVANIR continued to conduct preclinical research on potential topical formulations of docosanol in the treatment of genital herpes and other research related to the market for topical treatments. Our genital herpes research during the past two years has been funded by a $1.0 million SBIR Phase II grant from the National Institutes of Health and an aggregate of $150,000 in grants from the San Diego Regional Technology Alliance.

Neurodex

      Neurodex is a patented orally administered formulation of dextromethorphan (DM) and quinidine (Q), which helps to sustain elevated levels of dextromethorphan in the human body. We believe this patented formulation can provide therapeutic benefits if DM is present at higher levels in the bloodstream. AVANIR has the rights to develop Neurodex for the treatment of pseudobulbar affect (“PBA” or emotional lability), neuropathic pain, weaning from narcotics and anti-depressants, and chronic cough. We are currently developing Neurodex for the treatment of PBA and neuropathic pain.

      Neurodex for the treatment of pseudobulbar affect. PBA affects a diverse population of patients with neurologic disorders, including those with Alzheimer’s disease, multiple sclerosis (MS), Lou Gehrig’s disease (amyotrophic lateral sclerosis or ALS) and Parkinson’s disease, and those with neuronal damage following stroke and traumatic brain injury. PBA is typically characterized by periodic episodes of laughing or crying out of proportion or context to, or incongruent to, the basic social setting. We expect the market for PBA to reach $450 million by 2005 and could reach $700 million by the year 2010. Currently, no drug is approved for the treatment of PBA. Further, we are not aware of any other drugs in development that specifically address the condition of PBA.

      In fiscal 2003, AVANIR initiated the second of two required Phase III clinical trials of Neurodex to examine the safety and efficacy of the drug in the treatment of PBA. The second Phase III clinical trial is being conducted at 23 sites in patients with MS, whereas the first Phase III clinical trial was in patients with ALS. The study parameters for the Phase III clinical trial in MS patients include a goal of the same number of study patients and use of the same CNS-LS scale (described below) that was used in the Phase III clinical trial in ALS patients. Since January 2003, AVANIR has also been engaged in an open-label study of PBA at 33 sites in a diverse population of patients with various neurologic disorders. We expect to complete the Phase III clinical trial of Neurodex for the treatment of PBA in MS patients and submit a new drug application (NDA) to the FDA for that indication in the second half of the 2004 calendar year.

      In fiscal 2002, we completed a Phase III clinical trial of Neurodex in the treatment of PBA in patients suffering from ALS. A total of 140 patients with ALS who also suffer from PBA were enrolled at 17 academic study sites throughout the U.S. in the double blind, controlled Phase III study. The patients received capsules containing either Neurodex, or DM alone, or Q alone, twice daily for four weeks. The Neurodex arm showed statistically and clinically greater improvements than the DM-only arm (p=0.001) and the Q-only arm (p=0.0002) in the primary efficacy end point: change in the CNS-Lability Scale (CNS-LS). CNS-LS is a validated scale that measures the severity and frequency of a subject’s episodes of pathological laughing and/or crying. In the intent-to-treat population, the adjusted mean improvement in CNS-LS for patients treated with Neurodex was approximately twice the improvement in patients treated with either DM only or Q only.

      Neurodex’s side effects reported in the Phase III clinical trial of Neurodex in ALS patients in fiscal 2002 were as anticipated, based on the pharmacology of DM. Four serious adverse events (including one death attributed to the progression of ALS) were reported during the Phase III clinical trial. All four events were considered to be unrelated to the test articles by the investigator who reported them. Early withdrawal due to adverse events occurred in 24% of Neurodex patients, 6% of DM-only patients, and 8% of Q-only patients. Adverse events reported for Neurodex included nausea, dizziness, somnolence, and diarrhea. All of these types of adverse events resolved when therapy was discontinued.

      Neurodex for the treatment of neuropathic pain. In June 2003, we completed a four-week open label dose escalation study of Neurodex in patients with painful diabetic neuropathy. Results from the study indicated that Neurodex was well tolerated up to the highest target dose in the non-placebo controlled study. Patients in the study reported decreased pain intensity that was significantly different from baseline (p<0.0001). Additionally, 91% and 97% of the patients reported pain relief by Day 8 and Day 15, respectively, compared to baseline. The pain relief reported by the patients during the study improved with the duration of the study.

      The clinical trial was conducted at five U.S. sites in 36 adult volunteers with diabetic neuropathy who experienced pain on a daily basis in the lower extremities for at least the previous three months. The study was designed to evaluate the safety and tolerability of escalating doses of Neurodex for future clinical trials. Various pain assessments were included as a preliminary evaluation of pain relief. Three patients did not complete the study, two due to adverse events (one serious and not related, one serious and possibly related) and one due to inability to comply with the protocol. Commonly reported adverse events (reported by three or more individuals) included nausea, constipation, diarrhea, dry mouth, fatigue, dizziness, insomnia, headache, upper respiratory tract infection and somnolence. Most adverse events were either mild or moderate in intensity, and 92% of the participants completed the study. There was minimal need for rescue pain medication; rescue medications were taken on a mean of 1.3 days during the four-week study.

      At least half of the 15.7 million Americans who have diabetes are estimated to suffer from nerve damage caused by the disease, according to the American Diabetes Association. The damaged nerves can alter the sensitivity of pain centers in the spinal cord and consequently intensify pain transmission within the central nervous system. Diabetic neuropathic pain currently is most commonly treated with tricyclic antidepressants, anticonvulsants, opioid analgesics and local anesthetics. Most of these treatments have limited effectiveness or undesirable side effects. There is no drug approved in the U.S. specifically for diabetic neuropathic pain. AVANIR intends to develop Neurodex as a viable competitor in the $1 billion plus neuropathic pain market.

      Commercialization strategy. We are currently evaluating alternatives for commercialization of Neurodex for PBA and neuropathic pain. Such alternatives include, among others, developing our own sales force for certain market segments, and co-promotion or licensing arrangements, possibly with a partner that could contribute to the development costs of the program. There can be no assurances as to the timing of a license or co-promotion arrangement, if any.

Allergy and asthma drug AVP-13358

      We are currently engaged in a Phase I clinical trial program for AVP-13358. In December 2002, following an evaluation of results of toxicology studies conducted on AVP-13358, AVANIR submitted an Investigational New Drug (IND) application to the FDA to begin Phase I testing of the drug. In October 2003, we announced that AVP-13358 was well tolerated at single rising doses up to five milligrams in a randomized, placebo-controlled Phase I clinical trial. Presence of the drug in the bloodstream, or exposure, was demonstrated at all four oral dose levels tested between one and five milligrams. Preclinical studies of AVP-13358 in animal models demonstrated the compound is capable of suppressing the synthesis of immunoglobulin epsilon (IgE) as well as other critical mediators of the allergic response. Also, in-vitro studies have demonstrated that AVP-13358 is capable of down-regulating IgE and suppressing the antigen-stimulated IL-4 and IL-5 receptor (IL-4Ra) on leukocytes. No inhibitory effects on antigen-specific IgG responses were observed. AVP-13358 is orally active and appears to be selective for the suppression of antigen specific IgE and Th2 cytokine-mediated diseases.

      Both allergies and asthma are respiratory diseases caused by agents called allergens. Allergens trigger the initial phase of an asthma or allergy attack, and symptoms such as sneezing, coughing, stuffy nose, itching, chest tightness, wheezing, tingling and shortness of breath soon develop. In allergy-prone people, the presence of invading allergens triggers the immune system to produce an extra amount of the antibody known as IgE. IgE binds to mast cells, found in the mucosal lining of our airways. IgE and the allergen bind together or cross link on the surface of the mast cell, causing the mast cell to degranulate and release histamine and other chemical mediators that cause the symptoms of allergy and asthma. We believe that if IgE overproduction can be addressed, then the allergic response, which can range from mild sneezing to a serious asthmatic attack, may be reduced or prevented.

      We estimate the worldwide market for sales of products that treat allergy and asthma is over $10 billion a year. The FDA’s recent approval of XolairTM, an injectible antibody that neutralizes the target IgE, helps validate IgE as a target in the treatment of patients with asthma. Presently, no small-molecule drugs (ones that can be taken orally) have been approved by the FDA for the down-regulation of IgE, either via neutralization or suppression of its synthesis or release. We believe our new small molecule agent,

AVP-13358, is an attractive candidate for developing as a treatment for allergy and asthma. There can be no assurances that AVP-13358 will successfully complete all of the rising doses planned for testing the safety and bioavailability in the Phase I clinical trials, nor that it will successfully complete all of the other clinical trials required to successfully obtain the FDA’s approval of the drug.

Other development programs

      MIF inhibitor technology. AVANIR has continued to conduct research on drug candidates that appear capable of regulating the target, MIF (macrophage migration inhibitory factor), a protein believed to be a significant causal factor in several inflammatory diseases. Modulation of MIF activity may offer a novel therapeutic intervention in rheumatoid arthritis, sepsis, ulcerative colitis, Crohn’s disease, inflammatory neurological diseases, glomerulonephritis and asthma. MIF is known to regulate the synthesis and/or release of TNFa — validated target for inflammatory diseases. We believe these diseases still have unmet therapeutic needs. Sales of current drugs for these diseases exceed several billion dollars in the United States alone. Examples of successful commercialization of injectable drugs that target pro-inflammatory proteins are Enbrel® by Immunex Corporation and Remicade® by Johnson & Johnson, both of which target TNFa by binding to TNFa or the TNFa receptor, respectively. AVANIR’s research is focused on developing an oral small molecule that targets MIF. Our research program is at an early stage of development and will take several years of development effort to determine whether or not it will be successful.

      Cholesterol reduction (CCMTM Technology). We are engaged in research focused on certain types of small molecules for the treatment and prevention of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. We are evaluating compounds that may be capable of accelerating the removal of excess cholesterol from peripheral tissues and transporting it to the liver for elimination. Because our research is at the preclinical stage of development, we are unable to predict the cost and timing for development of a drug.

      Cancer research. AVANIR has developed an experimental compound, AVP-893, that has showed selective growth inhibition against a variety of cancer cell lines in preclinical testing and early compound screening performed by the National Cancer Institute (NCI). Early compound screening by NCI indicated AVP-893 and other AVANIR compounds appear to be unlike any existing drugs that have been screened by NCI for anti-cancer activity, either in terms of structure, tumor activity profile, or apparent mechanism of action. We expect that NCI will continue testing the compounds in their assays. If the compounds show favorable outcomes through additional testing, AVANIR will seek to out-license the compounds.

XenerexTM Technology

      AVANIR’S XenerexTM technology is a patented technology in the early stages of development that is used to develop human monoclonal antibodies for the treatment of infectious diseases and other therapeutic applications. Our technology enables the generation of fully human antibodies from human lymphoid cells engrafted into severe combined immunodeficient (SCID) mice. We stimulate engrafted human cells in the mice with the antigenic target to which the cells respond by producing antibodies specific to the target. We identify the human cells that are producing antibodies of interest and then rescue the antibody DNA by standard recombinant technology. The Xenerex technology mimics the in vivo human antibody response as it generates multiple antibodies with various combinations of affinity and specificity characteristics to an antigenic target.

      We have used the Xenerex technology in three R&D collaborations with other biotechnology companies that have their own proprietary antigen targets. The research collaborations provided the opportunity to earn research fees during the antibody generation effort and milestone payments if we were able to provide an antibody product candidate that is attractive for development by the research partner. In 2003 we changed our R&D strategy to put more emphasis on internal development programs, particularly those related to infectious diseases, an area we believe represents a better fit for our technology.

      During 2003, we were awarded a total of $350,000 in government grants related to our research using our Xenerex technology. The Center for the Commercialization of Advanced Technology (CCAT) provided us with $150,000 in grants to develop an antibody to the anthrax toxin and a blood donor program. CCAT is a public/ private partnership between the U.S. Department of Defense and the San Diego State University Foundation to provide seed monies for promising technologies in the area of bio-defense. We also received government grants of $100,000 to develop antibodies to cytomegalovirus (CMV) and $100,000 to continue development of our antibody to the anthrax toxin. There can be no assurance that we will be successful in any of our development efforts using the Xenerex technology.

Inventory and Docosanol Supply

      We purchase the drug substance, docosanol, from a large supplier in Western Europe. This manufacturing source was inspected by the FDA in 1998 and found to be operating under current good manufacturing practices (cGMP). Both AVANIR and GlaxoSmithKline have relied on this supplier for purchases of the raw material. We believe GlaxoSmithKline maintains reserves of the raw material as a precautionary measure in the event of a delay or problem in the manufacture of docosanol. We also maintain a certain quantity of the active ingredient for sale to our licensees. We currently store our raw material in the United States. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales, which would be outside our control.

Competition

      The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to our activities. Many of our competitors have substantially greater financial and other resources and larger research and development and clinical and regulatory affairs staffs. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed. Some of our competitors’ products and technologies are in direct competition with ours. We also must compete with these institutions in recruiting highly qualified scientific personnel.

      Docosanol 10% cream. As the international product launch for docosanol 10% cream (Abreva® in the United States and Canada) progresses, the drug will face intense worldwide competition from the following products:

•	OTC monograph preparations, including Carmex®, Zilactin®, Campho®, Orajel®, Herpecin® and others;

•	Zovirax® acyclovir (oral and topical) and Valtrex® valacyclovir (oral) prescription products marketed by Biovail Corporation and GlaxoSmithKline, respectively, and

•	Famvir® famciclovir (oral) and Denavir® penciclovir (topical) prescription products marketed by Novartis.

      Neurodex. If approved by the FDA for the treatment of neuropathic pain, Neurodex will compete with other drug products that are currently prescribed by physicians, including narcotic products, non-narcotic products, and off-label uses of other drugs, such as anticonvulsants.

      IgE down-regulation program. Our IgE down-regulation program competes with several research approaches and numerous compounds under development by large pharmaceutical and biotechnology companies. One such example is the anti-IgE therapy using rhuMAB-E25 (Xolair®), a recombinant humanized monoclonal antibody developed in a collaboration between Genentech, Tanox and Novartis. The injectable antibody Xolair was approved for marketing by the FDA in 2003. Other competitive and successful products already established in the marketplace include non-sedative antihistamine products, such as Shering-Plough’s Claritin® loratadine ($3 billion in annual sales) and Aventis’ Allegra®/ Telfast® ($1 billion in annual sales).

      Antibody generation technology. Several companies, including Abgenix, Medarex, Inc., and Cambridge Antibody Technology, have human antibody generation technologies and have been in business longer and have substantially greater financial resources and personnel than we have.

Patents and Proprietary Rights

      Patents. AVANIR presently owns or has the rights to 82 issued patents (25 U.S. and 57 foreign) and 213 applications pending (21 U.S. and 192 foreign). Patents and patent applications owned by the Company are for docosanol-related products and technologies, Xenerex technologies for developing monoclonal antibodies, Neurodex, compounds capable of down-regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of down-regulating the target MIF in the treatment of several inflammatory diseases, and compounds for lowering cholesterol.

	Patents and Patent Applications

	United States			Foreign

Description:	Issued	Expiration Dates	Pending	Issued	Expiration Dates	Pending

Docosanol-related technologies	10	2009 to 2016	2	39	Various	46
Xenerex proprietary antibody
generation technologies	5	2012 to 2015	4	14	Various	1
IgE down-regulation technology	4	2018 to 2019	10	4	Various	101
Neurodex	6	2010 to 2015	1	0	—	15
MIF inhibitor technology	0	—	3	0	—	29
Cholesterol	0	—	1	0		0

Total	25		21	57		192

      Docosanol-related technologies. These patents and patent applications pending cover both medical and veterinary uses of topical and systemic formulations of docosanol 10% cream in the U.S. and in foreign countries. We also have been granted rights under selected U.S. and foreign patents and patent applications related to docosanol 10% cream held by a third party.

      Xenerex proprietary antibody generation technologies. We own the rights to several issued patents related to our Xenerex antibody generation technology.

      IgE down-regulation technology. Our patents and patent applications are for the use of various small molecules and related general structures currently under development or being used in clinical and preclinical research for the regulation of IgE in the treatment of various inflammatory diseases.

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

      Cholesterol reduction. The patent application pending in the United States for our cholesterol reduction technology relates to the general structures currently under development in preclinical research.

      We cannot assure you that the claims in our pending patent applications will be issued as patents, that any issued patents will provide us with significant competitive advantages, or that the validity or enforceability of any of our patents will not be challenged or, if instituted, that these challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. Furthermore, we cannot assure you that others will not independently develop similar technologies or duplicate our technologies or design around the patented aspects of our technologies. We can provide no assurance that our proposed technologies will not infringe patents or other rights owned by others, the licenses to which might not be available to us. In addition, the National Institutes of Health regulations provide that, if federally funded entities do not pursue patent applications for patentable inventions in a timely manner, then the government may exercise its right to own these inventions.

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

      Information regarding the status of our various research and development programs, and the amounts spent on major programs through the last two fiscal years, can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

      The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the pharmaceutical products that we have developed or currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining regulatory approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

•	animal pharmacology studies to obtain preliminary information on the safety and efficacy of a drug; and

•	nonclinical evaluation in vitro and in vivo including extensive toxicology studies.

      The results of these nonclinical studies may be submitted to the FDA as part of an investigational new drug (IND) application. The sponsor of an IND application may commence human testing of the compound 30 days after submission of the IND, unless notified to the contrary by the FDA.

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

      Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in a New Drug Application (NDA).

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

      Regulatory obligations continue post-approval, and include the reporting of adverse events when a drug is utilized in the broader commercial population. Promotion and marketing of drugs is also strictly regulated, with penalties imposed for violations of FDA regulations, the Federal Trade Commission’s Lanham Act, and other federal and state laws, including the federal anti-kickback statute.

      We currently intend to continue to seek approval to market docosanol 10% cream and other proposed products in foreign countries, which may have regulatory processes that differ materially from those of the FDA. We anticipate that we will rely upon pharmaceutical or biotechnology companies to license our proposed products or independent consultants to seek approvals to market our proposed products in foreign countries. We cannot assure you that approvals to market any of our proposed products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.

Human resources

      As of December 11, 2003, we employed 63 persons, including 46 engaged in research and development activities, clinical and regulatory affairs, and commercial development, and 17 engaged in administrative functions such as human resources, finance, accounting, purchasing and investor relations. Our staff includes 24 employees with Ph.D. or M.D. degrees. We believe that our relationship with our employees is good.

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

•	We may not be able raise capital on terms that we find acceptable, if at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical or preclinical research programs. Any of these actions could be expected to have an adverse effect on our stock price.

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

      We may spend millions of dollars in preclinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve several million dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. There is no assurance that we will be able to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

      We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.

      Future operating results will continue to be subject to significant quarterly fluctuations based on a variety of factors, including:

•	Limited rights to future Abreva royalties — In December 2002 we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We expect that any royalty payments on these excess sales, if any, would occur only once a year, after the end of each calendar year.

•	Concentration of significant customers, suppliers and industries — Milestone payments, royalties earned, and revenues recognized from the sale of rights to royalties from a single licensee (GlaxoSmithKline) accounted for approximately 73% and 95% of our fiscal 2003 and 2002 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline for North America. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty payments from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of milestones under license agreements may be outside our control — Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/alliances — If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

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

      Our research and development programs face intense competition and rapid technological change. If we fail to develop products that keep pace with competitive products and new technologies, our products and technologies could become obsolete.

      The biotechnology industry is highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in similar areas as our research. Each competitor may have specific expertise and technologies that are better than ours. Many of these companies, either alone or together with their research partners, have substantially greater financial resources, larger research and development staffs, and substantially greater experience than we do.

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

      Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense.

      We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher, by approximately $1,554,000, $2,176,000, and $1,540,000 during fiscal 2003, 2002, and 2001, respectively. Currently, the U.S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to the difference in the two measurement methods.

      Business interruptions could adversely affect our business.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. For example, during 2001 and again in 2003, we experienced “blackouts,” where there were periods of time lasting several hours in which our utility provider was unable to provide us with electrical power. The loss of electrical power or “blackouts” for any significant periods of time could adversely affect our ability to conduct experiments and could also harm our vendors. Further, we could lose valuable data made to date in experiments currently underway. We have mitigated the severity of power losses by installing on our premises emergency power equipment, which we have used on several occasions to supply electricity in the areas that we consider to be the most critical to our operations. However, the emergency power unit does not cover all of our electrical needs and, further, it might not operate properly in the event of a power loss.

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

      Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified, technical, sales, marketing and customer service personnel. We presently employ approximately 63 people. Further, we might hire additional people over the next twelve months. Other than our chief executive officer, our executives do not have employment agreements. We do not have “key person” life insurance policies for any of our executives. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. This type of environment creates intense competition for qualified personnel, particularly in product research and development, sales and marketing, and accounting and finance.

      Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

      We rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. Patents and patent applications owned or controlled by the Company are for docosanol-related products and technologies, NeurodexTM, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of regulating the target MIF in the treatment of several inflammatory diseases, and Xenerex technologies for developing monoclonal antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

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

      The testing, marketing, and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $5 million per incident and $5 million in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. If a suit against our business or proposed products is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

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

      We have the opportunity to earn royalties on Abreva product wholesale sales if sales exceed $62 million a year. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of the competing products are manufactured by companies having substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with Abreva being marketed by one of the world’s largest consumer healthcare companies, GlaxoSmithKline, not all competitive responses and the impacts of those responses can be foreseen.

Item 2.     Properties

      In connection with two lease agreements, we currently lease 57,582 square feet of laboratory and office space in three buildings located at 11388, 11404, and 11408 Sorrento Valley Road, San Diego, California for a combined base rental payment of approximately $137,000 per month in fiscal 2004. These two leases have scheduled rent increases each year and expire on August 31, 2008 and January 14, 2013, respectively. See Note 6, “Commitments and Contingencies,” to our financial statements annexed to this report and Exhibits 10.6 and 10.8.

      We maintain irrevocable standby letters of credit to the lessors, totaling $857,000 to secure our performance under the leases. We also completed $4.1 million in tenant improvements in fiscal 2003 for the three buildings that we lease.

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

	Class A
	Common Stock

	High	Low

Fiscal 2002
First Quarter	$4.88	$2.82
Second Quarter	$4.97	$2.67
Third Quarter	$3.00	$1.30
Fourth Quarter	$1.85	$1.14
Fiscal 2003
First Quarter	$1.24	$0.90
Second Quarter	$1.63	$0.77
Third Quarter	$2.22	$0.91
Fourth Quarter	$2.00	$1.42

      On December 11, 2003, the closing sales price of Class A Common Stock was $1.64 per share.

      As of December 11, 2003, we had approximately 1,060 holders of record and approximately 19,663 beneficial owners of our Class A Common Stock. We have not paid any dividends on our Class A or Class B common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below at September 30, 2003 and 2002, and for the fiscal years ended September 30, 2003, 2002 and 2001, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and the independent auditors’ report thereon, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 2001, 2000 and 1999, and for the years ended September 30, 2000 and 1999, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC.

Summary Financial Information

	Fiscal Years Ended September 30,

Statement of operations data:	2003	2002	2001	2000	1999

Revenues	$2,438,733	$8,853,742	$12,678,602	$10,252,818	$—
Net income (loss)	$(23,236,348)	$(10,249,512)	$233,122	$(582,283)	$(8,554,036)
Net income (loss) attributable to common shareholders	$(23,264,293)	$(10,292,798)	$189,888	$(801,806)	$(8,583,182)
Basic net income (loss) per share	$(0.39)	$(0.18)	$0.00	$(0.02)	$(0.21)
Diluted net income (loss) per share	$(0.39)	$(0.18)	$0.00	$(0.02)	$(0.21)
Weighted average number of shares of common stock outstanding:
Basic	59,896,135	58,206,969	57,475,748	51,784,214	41,704,265
Diluted	59,896,135	58,206,969	61,130,415	51,784,214	41,704,265

	September 30,

Balance sheet data:	2003	2002	2001	2000	1999

Cash and cash equivalents	$12,198,408	$8,630,547	$16,542,545	$19,699,768	$122,674
Investments in securities	5,258,881	4,538,460	5,308,691	1,568,474	—

Total cash, cash equivalents and investments in securities	$17,457,289	$13,169,007	$21,851,236	$21,268,242	$122,674
Working capital	$10,619,216	$5,918,083	$16,027,577	$18,774,423	$(956,190)
Total assets	$29,645,257	$20,332,929	$27,053,953	$23,519,237	$1,765,215
Deferred revenues	$22,742,641	$233,333	$125,000	$—	$—
Total liabilities	$28,608,026	$5,752,259	$2,592,490	$1,922,929	$1,701,019
Convertible preferred stock	$—	$521,189	$502,903	$465,920	$—
Shareholders’ equity	$1,037,231	$14,059,481	$23,958,560	$21,130,388	$64,196

	Fiscal Quarters Ended
Quarterly statement of operations data
for fiscal 2003:	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003

Revenues	$819,106	$621,643	$398,222	$599,762
Net loss	$(4,237,999)	$(5,977,934)	$(6,029,428)	$(6,990,987)
Net loss attributable to common shareholders	$(4,248,858)	$(5,988,693)	$(6,035,755)	$(6,990,987)
Basic net loss per share	$(0.07)	$(0.10)	$(0.10)	$(0.11)
Diluted net loss per share	$(0.07)	$(0.10)	$(0.10)	$(0.11)
Weighted average number of shares of common stock outstanding:
Basic and diluted	58,296,555	58,352,406	58,741,635	64,147,835

	Fiscal Quarters Ended
Quarterly statement of operations data
for fiscal 2002:	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002

Revenues	$6,130,215	$738,378	$819,340	$1,165,809
Net income (loss)	$2,765,509	$(3,699,588)	$(4,895,265)	$(4,420,168)
Net income (loss) attributable to common shareholders	$2,754,650	$(3,710,347)	$(4,906,074)	$(4,431,027)
Basic net income (loss) per share	$0.05	$(0.06)	$(0.08)	$(0.08)
Diluted net income (loss) per share	$0.04	$(0.06)	$(0.08)	$(0.08)
Weighted average number of shares of common stock outstanding:
Basic	58,029,403	58,240,466	58,275,445	58,284,033
Diluted	61,455,499	58,240,466	58,275,445	58,284,033

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      AVANIR Pharmaceuticals, based in San Diego and incorporated in California in 1988, is engaged in research, discovery, development and licensing of innovative drug products for several therapeutic areas, including herpes simplex, pseudobulbar affect (“PBA”), also known as emotional lability, neuropathic pain, allergy and asthma, cholesterol reduction, and other inflammatory diseases. Using our proprietary XenerexTM technology, we also develop human monoclonal antibodies for infectious diseases and other therapeutic applications.

      AVANIR successfully developed the first over-the-counter (OTC) drug that has been approved by the United States Food and Drug Administration (FDA) for the treatment of cold sores. Marketed in the U.S. by GlaxoSmithKline Consumer Healthcare, Abreva® (docosanol 10% cream) was launched in late 2000 and has been the largest selling consumer healthcare product in the U.S. for the treatment of cold sores since introduction. From inception of the license agreement with GlaxoSmithKline subsidiary, SB Pharmco Puerto Rico, through September 30, 2003, AVANIR has received over $55 million in license fees, milestone payments and royalties on Abreva contract sales and sale of certain interests in future royalties.

      In fiscal 2003, AVANIR sold an undivided interest in its license agreement with GlaxoSmithKline to Drug Royalty USA for $24.1 million. AVANIR retained the right to receive 50% of all royalties under the GlaxoSmithKline license agreement for annual sales of Abreva in excess of $62 million. AVANIR also retained its rights to market and/or license the cold sore product outside North America and to develop docosanol 10% cream for other indications.

      Outside the U.S., docosanol 10% cream is approved for OTC marketing in Sweden, Canada, the Republic of Korea and Israel. The Swedish Medical Products Agency (MPA) approved docosanol 10% cream for marketing in November 2003. The Swedish MPA is a reference state for the mutual recognition process for regulatory approvals by other states in the European Union. In addition to the GlaxoSmithKline license agreement, AVANIR has license agreements for docosanol 10% cream in Italy, the Republic of Korea, Israel and Egypt. The product is already being marketed under the trade names Herepair in Korea and Abrax in Israel.

      AVANIR’s drug development pipeline consists of clinical, preclinical and earlier stage drug discovery programs. Neurodex is in Phase III clinical development for the treatment of PBA and should be ready for submission of a new drug application (NDA) with the FDA in 2004. PBA affects a diverse population of patients with neurologic disorders, such as Alzheimer’s disease, multiple sclerosis (MS), Lou Gehrig’s disease (amyotrophic lateral sclerosis or ALS), Parkinson’s disease, and those with neuronal damage following stroke and traumatic brain injury. We have successfully completed one Phase II study of Neurodex for the treatment of neuropathic pain. We are also engaged in a Phase I clinical trial of AVP-13358 for the treatment of allergy and asthma and have published interim results of single rising dose studies. Our preclinical research and drug discovery programs are directed primarily toward large therapeutic areas, including cholesterol reduction and other inflammatory diseases. We also are using our XenerexTM technology to produce human monoclonal antibodies for anthrax, cytomegalovirus, and other infectious diseases and selected targets for collaborative partners.

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact the Company in the future, actual results may differ from these estimates.

      Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: milestone payments in license agreements, royalties on licensed products, sale of rights to future royalties, and recognition of revenues in research contracts. Our critical accounting policies regarding expense recognition are principally related to research contracts. Our critical accounting policies also include the valuation of long-lived and intangible assets.

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

Royalties on Licensed Products

      We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through September 30, 2003, substantially all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sales of Rights to Future Royalties

      In December 2002, we sold an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA, Inc. (“Drug Royalty USA”) and received a payment of $20.5 million at closing and an additional $3.6 million in April 2003. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we have recorded the amounts received from Drug Royalty USA, net of costs of the transaction and after the forgiveness of certain advances, as deferred revenue. (See Note 5, “Asset Sale,” in the accompanying financial statements.) The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method. Under this method, the amount of deferred revenue being recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect GlaxoSmithKline will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as part of current liabilities represents the amount we expect to realize as revenue within the next 12 months.

Recognition of Revenues in Research Contracts

      In certain circumstances, we may enter into research contracts or collaborations having obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations.

      Antibody generation services. As of September 30, 2003, we were engaged in work on two research collaboration agreements, both of which have research initiation fees. In these agreements, the customer provides us with the target antigens. We then perform research services to develop potential antibodies for those antigens. If we are able to estimate the period of service in the contract in advance of beginning the work, then we recognize such research initiation fees ratably as revenue over the estimated period of service. If we are unable to identify the period of service in the contract in advance of beginning the work, we defer research initiation fees and recognize such fees as revenue once we have completed our efforts to create the antibodies. In the research phases of the research collaboration agreement, we may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered, because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

•	The performance criteria have been met;

•	Any undelivered products or services are not essential to the functionality of the delivered products or services; and

•	Payment for the delivered products or services is not contingent on delivery of the remaining products or services.

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

Recognition of Expenses in Research Contracts

      Pursuant to management’s assessment of the progress that has been made on clinical trials and other research contracts, we recognize expenses related to such contracts as the services are provided.

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

Nature of Operating Expenses

      AVANIR’s operating expenses are influenced substantially by the amount of spending devoted to clinical development programs and drug discovery research. During the past three years, we have substantially expanded our drug development pipeline, which requires that we allocate significant amounts of our resources to research and development activities, which have increased substantially over the same period. Our spending on new business development and on general and administrative support staff tends to follow trends in our spending for research, but to a lesser extent. Other components of our operating costs include maintenance and operation of our laboratory and office facilities, depreciation, professional and consulting fees related to clinical trials and regulatory compliance, insurance, and investor relations. We expect spending on research and development to continue to represent approximately 70% of our operating expenses for fiscal 2004. Building rent amounting to approximately $1.6 million in fiscal 2004 has scheduled rent increases of approximately 4% a year for at least the next three years. Our business is exposed to significant risks, as discussed in the section entitled “Risk factors that might affect future operations,” which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our results of operations and financial condition.

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

Results of Operations

Comparison of Fiscal Years 2003 and 2002

Revenues — 2003 vs. 2002

      Revenues in fiscal 2003 amounted to $2.4 million, compared to $8.9 million in fiscal 2002. Revenues for fiscal 2003 included $1.8 million in revenues that the Company recognized from the sale of Abreva® royalty rights to Drug Royalty USA and $587,000 from government research grants. Revenues for fiscal 2002 included a final $5.0 million milestone payment relating to the one-year anniversary of Abreva® product launch and $3.4 million in royalty revenues on Abreva product sales. Other revenues in fiscal 2002 included $160,000 in federal and state grant revenues, $41,000 in sales of docosanol, and $226,000 in research contracts and license fees from other areas.

      During fiscal 2004, we expect to recognize approximately $1.8 million in revenues from the sale transaction to Drug Royalty USA, with a corresponding reduction in deferred revenue. Also during the fiscal year, we expect to earn approximately $800,000 from sales of docosanol to licensees and $500,000 in revenues from research being performed under government research grants. Potential revenues from license fees, milestone payments, and royalties on foreign sales of docosanol 10% cream will depend substantially on the timing of approvals by foreign regulatory agencies and our ability to enter into additional license arrangements. Potential revenues from licensing and/or selling products in clinical and preclinical development, including Neurodex for the treatment of PBA and neuropathic pain and treatments for inflammatory diseases and high cholesterol, are less predictable.

Revenue-generating Contracts

      Partnering, licensing and research collaborations have been, and will continue to be, an important part of AVANIR’s business development strategy. We intend to partner with pharmaceutical companies that can help fund AVANIR’s research in exchange for sharing in the rights to commercialize new drugs resulting from this research. We have licensed and continue to seek licensees in other countries for docosanol 10% cream and other potential products in our development pipeline. Research collaborations also represent an important way to achieve our development goals, while sharing in the risks and the opportunities that come from such development efforts.

      As of September 30, 2003, we had several contracts and grants that are generating or could generate revenues in the future to help fund our research and development programs. Five contracts are in the form of docosanol 10% cream license agreements, one contract is for a Neurodex license, and two contracts are in the form of antibody research service agreements. For the last three years, the GlaxoSmithKline license arrangement has been our most significant revenue source, representing approximately 95% of the Company’s cumulative revenues during the last three fiscal years. A list of our revenue-generating contracts is set forth in the following table.

Revenue-generating Contracts

Product License, Sale,
Company or Research Grant	Description	Service or Research

GlaxoSmithKline	Undivided interest in the license agreement for Abreva® (U.S. and Canada)	Cold sore product license
Drug Royalty USA	License Purchase Agreement with Drug Royalty USA represents an undivided interest in the Abreva license agreement (U.S. and Canada)	Sale of undivided interest in Abreva license agreement and royalties
Miscellaneous docosanol licenses outside North America	— Israel — CTS Chemical Industries, Ltd. — Republic of Korea — Boryung Pharmaceuticals Co., Ltd. — Egypt — BioPharm Group — Italy — Bruno Farmaceutici S.p.A	Cold sore product licenses
Medison Pharma, Ltd.	Neurodex license (Israel)	Research and commercialization agreement related to PBA
DNAX Research, Inc. and Peregrine Pharmaceuticals	Pre-funded antibody research currently totaling $233,000 and one antibody license	Antibody generation services and antibody license
Miscellaneous Federal and State Government grant awards	Represents five grant awards totaling approximately $1.5 million	Preclinical research related to genital herpes, anthrax, and cytomegalovirus

Expenses — 2003 vs. 2002

      Operating expenses. Our total operating expenses increased to $25.9 million in fiscal 2003, compared to $19.5 million in fiscal 2002. The 33% increase in operating expenses was primarily caused by a 36% increase in spending on research and development programs. Research and development programs accounted for 72% and 70% of total operating expenses for fiscal 2003 and 2002, respectively. General and administrative expenses accounted for 18% and 22% of total operating expenses for fiscal 2003 and 2002, respectively. Sales and marketing expenses accounted for 10% and 8% of total operating expenses for fiscal 2003 and 2002, respectively. These and other costs are more fully described below.

      Research and development (R&D) expenses. R&D expenses totaled $18.6 million in fiscal 2003, compared to $13.6 million in fiscal 2002. We had four clinical trials and studies under way throughout most of fiscal 2003, compared to only one clinical trial in fiscal 2002. The Phase III clinical trial and open label study of Neurodex in the treatment of PBA accounted for $5.1 million, or 27%, of total R&D spending. Completion of toxicology, submitting an investigational new drug (IND) application to the FDA, and completion of the initial dose levels in Phase I clinical trials of our lead compound for the treatment of allergy and asthma accounted for $4.7 million, or 25%, of total R&D spending. An additional 11% of R&D spending was devoted to the development of Neurodex in the treatment of neuropathic pain, currently in Phase II clinical development. Approximately 12% of spending was focused on research on a group of compounds targeting MIF as a potential treatment for inflammatory diseases. In fiscal 2002, preclinical research focused on a novel treatment for allergy and asthma, including toxicology studies, scaled-up manufacture of the lead compound, development of second generation compounds, and other related contract research, accounted for 36% of total R&D spending. Also in fiscal 2002, clinical development of Neurodex for the treatment of PBA, including a Phase III clinical trial in patients with Lou Gehrig’s disease, accounted for 22% of R&D spending. R&D related to the treatment of neuropathic pain and research on candidates for regulating MIF each accounted for 10% of total R&D spending. The balance of R&D activities in both fiscal 2003 and 2002 was primarily related to other preclinical programs addressing cholesterol reduction and programs funded by government research grants.

      Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/ or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, for many of our larger development programs, we intend to license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those projects and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and foreign regulatory agencies. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of an NDA with the FDA or that any NDA will be approved. The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Other Research Programs Expense

	Three Months Ended		Fiscal Year Ended		Inception	Estimated
	September 30,		September 30,		Through	Cost to
					September 30,	Complete
	2003(2)	2002(2)	2003(2)	2002(2)	2003(2)(3)	Project(2)

Company-funded Projects(1):
Develop Neurodex for FDA marketing approval in treating PBA. Estimated timing to complete remaining phases of project necessary to submit an NDA with FDA: Second Half, 2004	$1,719,327	$703,134	$5,055,929	$2,957,523	$10,455,649	$6M
Develop Neurodex for neuropathic pain. Phase II open-label study completed	792,823	173,621	2,093,097	1,323,465	4,758,072	— (4)
Develop AVP-13358 as a treatment for allergy and asthma. Estimated timing to complete Phase I, bioanalytical work and license the product: 2005	1,223,059	1,855,389	4,709,587	4,851,325	14,504,951	$8M
Research on regulating the target MIF as a potential treatment for inflammatory diseases. Estimated timing to complete Phase I and to license the product: 2006	610,231	278,817	2,222,095	1,300,153	5,047,534	$11M

	Three Months Ended		Fiscal Year Ended		Inception	Estimated
	September 30,		September 30,		Through	Cost to
					September 30,	Complete
	2003(2)	2002(2)	2003(2)	2002(2)	2003(2)(3)	Project(2)

Government-funded Projects:
Preclinical R&D for potential treatments for genital herpes, CMV and anthrax, and development of a blood donor program for infectious diseases. Estimated timing to complete the various projects is up to two years	202,866	123,074	783,287	161,706	1,081,896	$0.8M (5)
Other Preclinical Research Projects:
Research on potential treatments for cancer, lowering cholesterol and treating infectious diseases. Costs and timing to complete preclinical R&D are unpredictable because of the uncertainty of outcomes of the research	1,013,949	837,156	3,694,022	3,008,311	13,301,858	—

Total	$5,562,255	$3,971,191	$18,558,017	$13,602,484	$49,149,960

(1)	At September 30, 2003, we held the worldwide rights to manufacture, market and sell all of the products in clinical development and any of the products that might come from our internal R&D programs. All dates in the schedule refer to calendar year.

(2)	Each project includes allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds.

(3)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

(4)	Clinical development, licensing and/or co-promotion strategies are being evaluated. See “Research and Development Program Strategy.”

(5)	State and Federal research grants totaling $1.5 million are for research related to genital herpes, anthrax, cytomegalovirus (CMV) and a blood donor program.

Research and Development Program Strategy

      We are pursuing an R&D program strategy that is intended to provide a stream of potential products in various stages of development as well as in several therapeutic areas and technology platforms. Our approach is not to rely on any one therapeutic area or technology platform, but to extend our development expertise across several therapeutic areas, technology platforms and research targets that each could lead to one or more products. To help conserve cash resources as we continue these R&D programs, we intend to use our own funds for clinical trials that are relatively small and license our products and technologies to others when we expect the development costs will exceed available cash resources. We are pursuing this strategy because the costs of pursuing all of our development programs through all clinical phases are beyond our available cash resources. There can be no assurances that we will be successful in licensing any of our products or technologies. If we are unable to license one or more of our products and technologies in a timely manner, then we may have to slow down the rate of development of some of our early-stage programs, which could allow competition to catch up or surpass our programs.

      Neurodex for the treatment of PBA. We are currently engaged in a 140-patient Phase III clinical trial of Neurodex for the treatment of PBA in patients with multiple sclerosis. We are also engaged in a 300-patient open label study for the treatment of PBA in a broader pool of patients who could have any one of several neurodegenerative diseases. Prior to engaging in these studies, we had completed the initial Phase III clinical trial of PBA in patients with ALS, in May 2002. Our goal is to submit an NDA with the FDA in the second half of the 2004 calendar year.

      Neurodex for the treatment of neuropathic pain. In June 2003, we announced the completion of a four-week open-label dose escalation study of Neurodex in patients with painful diabetic neuropathy. Results of the non-placebo controlled Phase II study indicated that Neurodex was well tolerated up to the highest target dose, and patients reported decreased pain intensity that was significantly different from baseline (p < 0.0001). Out of 36 adult patients with diabetic neuropathy who experience pain on a daily basis in the lower extremities, three did not complete the study. Of those patients not completing the study, two were due to adverse events (one serious and not related, one serious and possibly related) and one due to inability to comply with the protocol. Commonly reported adverse events (reported by three or more individuals) included nausea, constipation, diarrhea, dry mouth, fatigue, dizziness, insomnia, headache, upper respiratory tract infection, and somnolence. Most adverse events were either mild or moderate in intensity, and 92% of participants completed the study. This program remains in the Phase II stage of clinical development, while we evaluate alternatives for continued development of Neurodex in the treatment of neuropathic pain, including continuing development with our own expenditures or with the funding of a potential co-promotion partner or potential licensee.

      Neurodex R&D spending strategy. We are currently evaluating alternatives for commercialization of Neurodex for PBA and neuropathic pain. Such alternatives include, among others, developing our own sales force for certain market segments, and co-promotion or licensing arrangements, possibly with a partner that could contribute to the development costs of the program. There can be no assurances as to the timing of a license or co-promotion arrangement, if any.

      Development program for allergy and asthma (IgE regulator). In fiscal 2003, we increased the estimated costs to complete the project by $3.0 million and timing to complete the project by one year to allow for additional toxicology studies and more extensive Phase I testing that were required by the FDA. In October 2003, we announced that AVP-13358 was well tolerated at single rising doses up to five milligrams in a randomized, placebo-controlled Phase I clinical trial. Presence of the drug in the bloodstream, or exposure, was demonstrated at all four oral dose levels tested between one and five milligrams. AVP-13358 is a novel drug molecule discovered by AVANIR scientists that is intended to inhibit the production of IgE, a well-known mediator of allergy and asthma. Phase 1a trials are intended to establish safety of the drug in single rising doses in healthy volunteers and to assess the compound’s effect on certain disease biomarkers. These trials will be followed by Phase Ib clinical trials using rising multi-doses in healthy patients. Assuming the successful completion of Phase 1a clinical trials and adequate funds to continue development without a partner, we estimate that Phase Ib clinical trials for this compound will be completed 2004. Assuming these results are favorable, we expect to license the drug to a larger pharmaceutical company for further development.

      Anti-inflammatory research program (MIF inhibitor). We are currently conducting research on several potential drug candidates capable of inhibiting or blocking the activity of macrophage migration inhibitory factor. Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis and asthma. Assuming we are successful in finding a lead compound and submitting an IND to the FDA, we intend to license the compound to another pharmaceutical company for further development. Any delays to our product development timeline or in submitting an IND could cause a similar delay in the timing of when we expect that we could license our MIF technology.

      Government research contracts. AVANIR also is engaged in research funded by $1.5 million in government research grants. The government research grants are to be used for investigating the market potential for a topical genital herpes treatment, conducting research on various docosanol-based formulations for genital herpes, development of antibodies to anthrax toxins and cytomegalovirus, and development of a blood donor program intended to find high-affinity antibodies to infectious diseases. We expect the current government-funded research programs will continue through fiscal year 2004.

      Cholesterol reduction — We are engaged in preclinical research focused on certain types of small molecules that can be taken orally as a potential treatment or means of prevention of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. We are evaluating certain compounds that may be capable of accelerating the removal of excess cholesterol from peripheral tissues. Because our research is at the preclinical stage of development, we are unable to predict the cost and timing for development of a drug.

      Monoclonal antibodies research — In fiscal 2003, we collaborated with three other companies in efforts to use our XenerexTM technology to produce fully human monoclonal antibodies for potential disease targets provided by those companies. The research collaborations provided us with advance payments to conduct the research, and the possibility for milestone payments if any of the antibody products we developed reached further stages of development. If a product were eventually sold, we would receive royalties on product sales. In December 2003 we announced that we had entered into a license agreement with Peregrine Pharmaceuticals for one of the antibodies that we had developed for the treatment of solid tumor cancers. We changed our emphasis during the year to focus more on finding antibodies for our own disease targets, particularly infectious diseases. We successfully developed multiple antibodies that demonstrate high potency against anthrax toxins in vitroand in vivoand against anthrax spores in vivo. Much of our work targeting infectious diseases has been funded by government research grants. Because all of our research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

      Other collaborative research programs — Under an agreement signed in 2002, we provided clinical and preclinical research information on docosanol 10% cream to Shanghai New Asiatic Pharmaceutical Company, Ltd. for the purposes of evaluating the regulatory approval requirements and size of the markets for the treatment of cold sores, genital herpes and herpes zoster (shingles) in the People’s Republic of China. In 2003 we terminated the collaboration with Shanghai New Asiatic, because of the lack of progress that they had made. Presently, we are not pursuing any further research collaborations in the People’s Republic of China.

      General and administrative expenses. Our general and administrative expenses increased slightly to $4.7 million in fiscal 2003, compared to $4.2 million in fiscal 2002. These increased expenses primarily relate to:

•	a $283,000 increase in building occupancy costs, including utilities, maintenance and insurance resulting from the increase in usable office space, which amounted to 57,625 square feet in fiscal 2003, compared to 27,195 square feet in fiscal 2002; and

•	increased legal and consulting costs relating to compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations.

      Sales and marketing expenses. Sales and marketing expenses increased to $2.6 million in fiscal 2003, compared to $1.6 million during fiscal 2002. Higher expenses in fiscal 2003 were related to market research and planning and preparation for product launch of Neurodex for the treatment of PBA. Fiscal 2002 expenses included legal, travel and consulting costs related to out-licensing docosanol 10% cream in Europe and the Middle East, establishing business relations in the People’s Republic of China, and additional licensing and other commercial development activities related to marketing our antibody generation services.

Other Income and Expenses — 2003 vs. 2002

      Interest income. Interest income decreased to $266,000 in fiscal 2003, compared to $664,000 million in fiscal 2002. The decrease in interest income during fiscal 2003 was primarily due to lower investment balances and lower average interest rates on investments compared with fiscal 2002.

      Other Income. Other income for fiscal 2003, consisting of rental income, decreased to $27,000, compared to $130,000 in fiscal 2002. Fiscal 2002 included fees earned under a contract that provided a period of exclusivity in negotiations. AVANIR also received rental income from Healthscan Metabolic Imaging, LLC for sharing an emergency power generator under an equipment lease agreement.

      Interest expense. Interest expense decreased to $45,000 in fiscal 2003, compared to $61,000 in fiscal 2002. Lower interest expense for fiscal 2003 was due to lower interest rates on extended payment plans for our insurance policies and a reduction in the principal amounts due under capital leases initiated in fiscal 2002. Interest expense for fiscal 2002 was primarily related to the addition of $618,000 in new capital equipment lease financing transactions for an emergency power generator and various new pieces of laboratory equipment.

Net Loss — 2003 vs. 2002

      For fiscal 2003, the net loss attributable to common shareholders was $23.3 million, or $0.39 per share, compared to $10.3 million, or $0.18 per share in fiscal 2002.

      We expect to continue to pursue our drug development strategy focused on the development of Neurodex, followed by other programs in earlier stages of development that are in large therapeutic areas and that have significant partnering and licensing potential. To help fund and develop our products, we intend to seek licensees and partners to share the costs of development. Some of these potential license arrangements could materially change our outlook for future revenues and costs. However, the timing of such potential arrangements is unpredictable. To reach the stage of partnering or licensing our product candidates or technologies or marketing our own products, we expect to continue to invest primarily in our clinical development programs, which we expect will contribute to a loss for fiscal 2004.

Comparison of Fiscal Years 2002 and 2001

Revenues — 2002 vs. 2001

      Revenues in fiscal 2002 decreased to $8.9 million, compared to $12.7 million in fiscal 2001. The $3.8 million decrease in revenues for fiscal 2002 resulted primarily from the completion of milestone payments under the license agreement with our licensee, GlaxoSmithKline, in October 2001. Revenues for fiscal 2002 included a final $5.0 million milestone payment upon reaching the one-year anniversary of Abreva® product launch and $3.4 million in royalty revenues on Abreva product sales. Other revenues in fiscal 2002 included $160,000 in federal and state grant revenues, $41,000 in sales of the active ingredient docosanol, and $226,000 in contract and license fees from other areas. Revenues in fiscal 2001 included $10.0 million in milestone payments and $2.5 million in royalty revenues on Abreva product sales. Other fiscal 2001 revenues included $73,000 in government grant revenues, and $70,000 in contract and license fees from other areas.

Expenses — 2002 vs. 2001

      Operating expenses. Our total operating expenses increased to $19.5 million in fiscal 2002, compared to $13.3 million in fiscal 2001. Operating expenses in fiscal 2002 were higher than fiscal 2001 by $6.2 million. The net increase in operating expenses during fiscal 2002 is described below.

      Research and development (R&D) expenses. R&D expenses totaled $13.6 million in fiscal 2002, compared to $8.1 million (including $917,000 in purchased in-process R&D expenses) in fiscal 2001. In fiscal 2002, we spent $3.0 million on clinical development of Neurodex in the treatment of PBA, including a Phase III clinical trial in patients who have Lou Gehrig’s disease. We also spent $1.3 million in R&D related to the treatment of neuropathic pain. We also spent $4.9 million in fiscal 2002 on preclinical research focused on a novel treatment for allergy and asthma, including toxicology studies, scaled-up manufacture of the lead compound, development of second-generation compounds, and other contract research. The balance of R&D activities was primarily related to other preclinical programs addressing inflammation and cholesterol reduction and antibody generation technology.

      In fiscal 2001 we spent $2.3 million on Neurodex, including $1.5 million related to the Phase III clinical trial for the potential treatment of PBA in patients with Lou Gehrig’s disease and $800,000 related to the treatment of neuropathic pain. We also spent $1.4 million on preclinical research focused on a novel treatment for allergy and asthma. The balance of R&D activities was primarily related to other preclinical programs addressing inflammation and cholesterol reduction, and antibody generation technology.

      General and administrative expenses. Our general and administrative expenses increased to $4.2 million in fiscal 2002, compared to $3.2 million during fiscal 2001. These increased expenses primarily relate to:

•	increased staff size and higher administrative support costs for most of fiscal 2002 as the Company increased its level of operating activity in drug discovery, clinical development, and business development, and

•	increased building occupancy costs including utilities, maintenance and insurance.

      Sales and marketing expenses. Sales and marketing expenses increased to $1.6 million in fiscal 2002, compared to $1.2 million during fiscal 2001. Fiscal 2002 expenses included legal, travel and consulting costs related to out-licensing docosanol 10% cream in Europe and the Middle East, establishing business relations in the People’s Republic of China, and additional licensing and other commercial development activities related to marketing our antibody generation services. Fiscal 2001 expenses primarily reflected travel, legal and overall business development staff costs necessary to pursue international licensing of docosanol 10% cream.

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

Net Income (Loss) — 2002 vs. 2001

      For fiscal 2002, the net loss attributable to common shareholders was $10.3 million, or $0.18 per share, compared to $190,000 in net income attributable to common shareholders in fiscal 2001, or approximately breakeven on a per share basis.

Liquidity and Capital Resources

      As of September 30, 2003, we had cash, cash equivalents and investments in securities totaling $17.5 million, including cash and cash equivalents of $12.2 million, and a net working capital balance of $10.6 million. As of September 30, 2002, we had cash, cash equivalents and investments in securities of $13.2 million, including cash and cash equivalents of $8.6 million, and a net working capital balance of $5.9 million. Explanations of the changes in net cash provided by or used for operating, investing and financing activities are provided below.

	September 30,	Increase During	September 30,
	2003	Fiscal 2003	2002

Cash and cash equivalents	$12,198,408	$3,567,861	$8,630,547
Cash and investments in securities	$17,457,289	$4,288,282	$13,169,007
Net working capital	$10,619,216	$4,701,133	$5,918,083

	Year Ended		Year Ended
	September 30,	Change During	September 30,
	2003	Fiscal 2003	2002

Net cash provided by (used for) operating activities	$1,140,635	$8,069,113	$(6,928,478)
Net cash used for investing activities	(6,853,933)	(5,648,196)	(1,205,737)
Net cash provided by financing activities	9,281,159	9,058,942	222,217

Net increase (decrease) in cash and cash equivalents	$3,567,861	$11,479,859	$(7,911,998)

      Note 6, “Commitments and Contingencies,” of the financial statements filed with this report describes the Company’s material commitments for leasing obligations and is incorporated herein by reference. We anticipate being able to satisfy the obligations described in Note 6 out of cash, cash equivalents and investments in securities held by the Company as of September 30, 2003 and proceeds from the sale of Class A Common Stock in December 2003.

      Operating activities. Net cash provided by operating activities in fiscal 2003 amounted to $1.1 million, compared to net cash used for operating activities of $6.9 million during fiscal 2002. On December 24, 2002, we sold to Drug Royalty USA an undivided interest in our Abreva® license agreement with GlaxoSmithKline and received $24.1 million. The net cash provided by operating activities in fiscal 2003 reflects the $24.1 million in total cash received from Drug Royalty USA (See Note 5, “Asset Sale” in the accompanying notes to the financial statements) and a royalty payment of $876,000 from GlaxoSmithKline that contributed substantially to the $827,000 reduction in receivables, partially offset by the $23.2 million net loss for the fiscal year and an $846,000 increase in prepaid expenses and other assets. Operating activities increased substantially in fiscal 2003, as we were engaged in four clinical trials and studies, compared with only one in the prior year. Prepaid expenses and other assets increased by $846,000 during the year, reflecting a number of payments that were made “up-front” on signing several contracts to engage in clinical trials and other services. Net cash used for operating activities for fiscal 2002 is attributable primarily to a $10.2 million net loss, partially offset by a $2.0 million increase in accounts payable, a $979,000 increase in accrued expenses and $603,000 in depreciation and amortization.

      Investing activities. Net cash used for investing activities during the fiscal 2003 amounted to $6.9 million, including capital expenditures related to purchases of capital equipment and leasehold improvements totaling $5.5 million, patent costs of $616,000, and investments in securities totaling $3.7 million, partially offset by sales and maturities of investments totaling $3.0 million. The leasehold improvements were related to completion of construction of laboratory and office space at our three leased buildings in San Diego. Net cash used for investing activities during fiscal 2002 amounted to $1.2 million, including $9.0 million in investments in securities, $1.4 million in purchases of property and equipment and $538,000 in patent costs, partially offset by $9.7 million in proceeds from sales and maturities of investments in securities.

      In May 2003, we completed construction on approximately 30,400 square feet of existing leased laboratory and office space, located at 11404 and 11408 Sorrento Valley Road, San Diego, California. The facilities at 11404 and 11408 Sorrento Valley Road are subject to a lease between the Company and Sorrento Plaza, a California limited partnership, effective May 20, 2002. Leasehold improvements to the Sorrento Plaza facilities were necessary before we could take occupancy. The Company also made leasehold improvements to laboratory and office space at 11388 Sorrento Valley Road to accommodate the relocation of several departments. The expenditures at all three facilities are intended to accommodate current as well as potential future expanded business operations. (See Note 3, “Balance Sheet Details — Property and Equipment.”) As of December 11, 2003, the Company had 57,582 square feet of usable laboratory and office space and 63 employees, with the capacity to accommodate up to 100 employees.

      Financing activities. Net cash provided by financing activities amounted to $9.3 million during fiscal 2003, compared to $222,000 in cash provided by financing activities for the same period a year ago. Financing activities in fiscal 2003 included $9.4 million in net proceeds from a private placement in common stock, after taking into effect $644,000 in costs related to the transaction. (See Note 7, “Shareholders’ Equity.”) Financing activities during fiscal 2002 reflected $261,000 in proceeds from issuances of common stock and

$287,000 from issuances of notes payable, offset by payments of $301,000 related primarily to short-term financing of insurance premiums and $25,000 in payments of dividends on preferred stock.

      We believe that cash, cash equivalents, short and long-term investments in securities and restricted investments totaling $17.5 million as of September 30, 2003, together with the sale of Class A Common Stock that raised an additional $8.0 million in December 2003 before the costs of the financing (See Note 7, “Shareholders’ Equity — Common Stock”), plus anticipated future payments and revenues, should be sufficient to sustain our planned level of operations for at least the next twelve months. Additionally, to continue to enhance our capital base and liquidity and to continue to fund the development of our drug candidates and technology platforms, we expect to continue to pursue various alternatives for raising additional funds during the next twelve months, including partnering arrangements, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

Recent Accounting Pronouncements

      See Note 2, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the accompanying financial statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

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

Interest Rate Sensitivity

      Our investment portfolio consists primarily of fixed income instruments with an average duration of 2.0 years as of September 30, 2003 (2.3 years as of September 30, 2002). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments as of September 30, 2003 as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases.

Item 8.	Financial Statements and Supplementary Data

      Our financial statements are annexed to this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      The information relating to our directors that are required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection our Annual Meeting of Shareholders to be held on March 18, 2004.

Executive Officers of the Registrant

      The names of our executive officers and their ages as of December 11, 2003 are set forth below. The officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Name	Age	Position

Gerald J. Yakatan, Ph.D.	61	President and Chief Executive Officer
James E. Berg	52	Vice President, Clinical and Regulatory Affairs
R. Martin Emanuele, Ph.D.	49	Vice President, Licensing and Business Development
Gus Fernandez, Pharm.D.	46	Vice President, Commercial Development
Gregory P. Hanson, CMA	57	Vice President, Finance; Chief Financial Officer and Secretary
J. David Hansen	52	Senior Vice President, Corporate Development
Jagadish C. Sircar, Ph.D.	68	Vice President, Drug Discovery
Victoria Smith	55	Vice President, Administration

      Gerald J. Yakatan, Ph.D. Dr. Yakatan has served as President and Chief Executive Officer since March 1998 and as Vice President of Drug Development from July 1995 to February 1998. He also has served as a director of the Company since February 1998. Dr. Yakatan has extensive executive management experience in the pharmaceutical industry. In 1996, he founded IriSys Research & Development, LLC, a privately held company (“IriSys”) where he served as President and Chief Executive Officer until joining AVANIR. He still serves as Chairman of IriSys. Dr. Yakatan also founded Tanabe Research Laboratories, USA, Inc., in 1990 and served as President and Chief Executive Officer until 1995. Earlier in his career, Dr. Yakatan held various executive positions over a seven-year period at Warner-Lambert Co./ Parke-Davis, including Vice President of worldwide product development, and as a member of the Parke-Davis pharmaceutical research management team and the Executive Committee where he had significant exposure to all stages of R&D and the sales and marketing processes. Prior to joining Warner-Lambert/ Parke-Davis, Dr. Yakatan was a tenured faculty member of the University of Texas at the Austin College of Pharmacy where he was Chair of the Department of Pharmaceutics and Assistant Director of the Drug Dynamics Institute. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. in Pharmacy in 1963 and M.S. in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. in Pharmaceutical Sciences from the University of Florida.

      James E. Berg. Mr. Berg has served as Vice President, Clinical and Regulatory Affairs, since March 1997. Mr. Berg led the team responsible for the clinical trials program for docosanol 10% cream and had the responsibility for working with the FDA and other regulatory agencies that led to the approvals of the product in the U.S., Canada and Sweden. From August 1992 to March 1997, Mr. Berg was Director of Clinical Affairs and Product Development at the Company. Earlier in his career, Mr. Berg held various sales and management positions at QUIDEL Corporation, San Diego, California, and at Krupp Bilstein Corporation of America, Inc., San Diego, California. Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

      R. Martin Emanuele, Ph.D. Dr. Emanuele has served as Vice President, Licensing and Business Development, since August 2002. Dr. Emanuel is responsible for AVANIR’s partnering, licensing and related business development activities. From May 1988 to July 2002, Dr. Emanuele was employed by CytRx Corporation, where he held a number of R&D and business development positions and attained the position of Vice President of Research and Business Development. Prior to CytRx, Dr. Emanuele was a clinical research scientist with Dupont Critical Care. Dr. Emanuele holds a B.S. from Colorado State University, an M.S. from Northern Illinois University, and a Ph.D. in Pharmacology & Experimental Therapeutics from Loyola University of Chicago.

      Gus Fernandez, Pharm.D. Dr. Fernandez has served as Vice President, Commercial Development since March 2003. In this capacity, Dr. Fernandez is responsible for the commercial development activities for the Company’s pipeline of products, which includes comprehensive pre-launch planning activities for Neurodex. From March 2002 to March 2003, he was Executive Director, Commercial Development where he was responsible for business development and licensing activities and from November 2002 to February 2002, he was Director, Commercial Development, where he worked in the same capacity. Prior to joining the Company, Dr. Fernandez held several senior management level positions at Dura Pharmaceuticals, San Diego, California, including Senior Manager, Medical Affairs, Director of Product Management, Regional Director of Sales and Director, Sales Operations. Prior to joining Dura Pharmaceuticals, he held a number of sales and marketing positions at Eli Lilly and Company, Indianapolis, Indiana. Dr. Fernandez graduated from the University of the Pacific with a Pharm.D. in pharmacy, where he graduated cum laude. He also has an M.B.A. degree from Webster University, San Diego, California.

      Gregory P. Hanson, CMA. Mr. Hanson has served as Vice President, Finance and Chief Financial Officer (CFO) and Corporate Secretary since July 1998. Mr. Hanson also serves as the Corporate Compliance Officer. From September 1995 to July 1998, he was the Chief Financial Officer of XXsys Technologies Inc., a composite materials technology company; and from May 1993 to September 1995, he held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems. Earlier in his career, Mr. Hanson held various management positions at Ford Motor Company over a 14-year span and at Solar Turbines Incorporated, a subsidiary of Caterpillar Inc., over a three-year span. Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree with honors from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

      J. David Hansen. Mr. Hansen has served as Senior Vice President, Corporate Development, responsible for business development, licensing and product commercialization since March 2003. Mr. Hansen joined the Company in September 1998 as Vice President of Sales and Marketing. In addition, he became President of the Company’s subsidiary, Xenerex Biosciences, in March 2001. Prior to joining the Company, Mr. Hansen held various management positions at Dura Pharmaceuticals, San Diego, California, from December 1989 to September 1998, including Senior Director, Strategic Sales Systems; National Sales Director, Director of Business Development and Director of Marketing. Earlier in his career, he held various management positions at Immunetech Pharmaceuticals, San Diego, California; Schering/ Key Pharmaceuticals, Kennilworth, New Jersey; and E.R. Squibb & Sons, Princeton, New York. Mr. Hansen graduated with honors from the University of Oregon, with a B.S. degree in Chemistry in June 1974.

      Jagadish Sircar, Ph.D. Dr. Sircar has served as our Vice President, Drug Discovery since November 2002. From November 1995 to March 2000, he held the position of Director of Chemistry at AVANIR and from April 2000 to November 2002 he was Executive Director, Drug Discovery of the Company. Before joining the Company, Dr. Sircar held the position of Senior Vice President, Research and Discovery for Biofor, Inc. from January 1992 to November 1995. From 1969 to 1991, Dr. Sircar was employed by Warner-Lambert/ Parke-Davis in its Research Division (currently Pfizer), where he attained the position of Associate Research Fellow and Chairman of the Immunoinflammatory Project Team. During his tenure at Warner-Lambert/ Parke-Davis, he was responsible for the discovery and preclinical development of six compounds. Dr. Sircar holds a Ph.D. in Organic Chemistry, an M.S. in Pure Chemistry and a B.S. (Honors) in Chemistry,

all from the University of Calcutta, Calcutta, India. Dr. Sircar has a total of 154 patents, presentations and publications that are credited to him.

      Victoria Smith. Ms. Smith has served as Vice President, Administration since March 2003. From March 2001 to March 2003, she held the position of Executive Director, Administration and from June 1998 to March 2001 she held the position of Director, Administrative Affairs. Prior to joining the Company, Ms. Smith held various management positions for Tanabe Research Laboratories, USA, Inc., San Diego, California, from 1990 to 1996, including Director, Administrative Affairs; Manager, R&D, Administration, and Human Resources. In June 1995 she completed the Leadership Education Awareness Development (LEAD) program in San Diego, California. Ms. Smith graduated from San Diego State University with a B.A. degree in Speech Communication in 1982 and from the University of Phoenix with a M.A. degree in Organizational Management in August 1992.

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

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information under the caption “Fees for Independent Auditors” contained in the proxy statement.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

(1) Index to consolidated financial statements appears on page F-1.

      (b) Current Reports on Form 8-K

           On July 25, 2003, AVANIR filed a current report on Form 8-K under Items 5 and 7 regarding the closing of a private placement of the registrant’s Class A common stock.

           On August 12, 2003, AVANIR filed a current report on Form 8-K under Items 7 and 12 furnishing a press release announcing the registrant’s results of operations for the three and nine months ended June 30, 2003.

      (c) Exhibits

3.1	Restated Articles of Incorporation of the Registrant, dated April 4, 1994(1)
3.2	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated November 20, 1998(10)
3.3	Certificate of Amendment of the Articles of Incorporation of the Registrant, dated February 19, 1999(10)
3.4	Amended and Restated Bylaws of the Registrant(10)

4.1	Forms of Class A and Class B Common Stock Certificates(2)
4.2	Class G Stock Purchase Warrant
4.3	Certificate of Determination with respect to Series C Junior Participating Preferred Stock of the Registrant(3)
4.4	Rights Agreement, dated as of March 5, 1999, with American Stock Transfer & Trust Company(3)
4.5	Form of Rights Certificate with respect to the Rights Agreement, dated as of March 5, 1999(3)
4.6	Form of Class J Stock Purchase Warrant issued in connection with Series D redeemable convertible preferred stock(4)
4.7	Class K Stock Purchase Warrant, dated as of April 1, 1999, issued to Redington, Inc.(5)
4.8	Amendment No. 1 to Rights Agreement, dated November 30, 1999, with American Stock Transfer & Trust Company(6)
4.9	Registration Rights Agreement, dated January 25, 2000, by and among (i) AVANIR Pharmaceuticals and (ii) Bayview LLC, The Endeavour Capital Fund, S.A. and Roseworth Group LTD(7)
4.10	Form of Class N Stock Purchase Warrant, issued in connection with Common Stock Purchase Agreement dated January 25, 2000(7)
4.11	Securities Purchase Agreement by and among AVANIR Pharmaceuticals and a group of investors dated July 21, 2003.(13)
4.12	Form of Class A Stock Purchase Warrant, issued in connection with the Securities Purchase Agreement dated July 21, 2003(13)
4.13	Securities Purchase Agreement by and among AVANIR Pharmaceuticals and a group of investors dated November 25, 2003(14)
4.14	Form of Class A Stock Purchase Warrant, issued in connection with the Securities Purchase Agreement dated November 25, 2003(14)
10.1	Amended and Restated 1998 Stock Option Plan(10)
10.2	Amended and Restated 1994 Stock Option Plan(10)
10.3	Employment Agreement with Gerald J. Yakatan, dated November 29, 2001(10)
10.4	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant
10.5	License Agreement, dated March 31, 2000, by and between AVANIR Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation(8)
10.6	Standard Industrial Net Lease by and between AVANIR Pharmaceuticals and BC Sorrento, LLC, effective September 1, 2000(9)
10.7	License Agreement, dated August 1, 2000, by and between AVANIR Pharmaceuticals (“Licensee”) and Irisys Research and Development, LLC, a California limited liability company(9)
10.8	Standard Industrial Net Lease by and between AVANIR Pharmaceuticals (“Tenant”) and Sorrento Plaza, a California limited partnership (“Landlord”), effective May 20, 2002(11)
10.9	Amended and Restated 2000 Stock Option Plan(12)
10.10	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan(12)
10.11	2003 Equity Incentive Plan(12)
10.12	Form of Non-qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan(12)
10.13	Form of Restricted Stock Grant for use with 2003 Equity Incentive Plan(12)
10.14	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan(12)
21.1	List of Subsidiaries

23.1	Independent Auditors’ Consent
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on April 13, 1994.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed March 11, 1999.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 1, 1999.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 20, 1999.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed December 3, 1999.

(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed February 4, 2000.

(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed May 4, 2000.

(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2000.

(10)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K, filed December 21, 2001.

(11)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2002.

(12)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2003.

(13)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration on From S-3, File No. 333-107820, declared effective by the Commission on August 19, 2003.

(14)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed December 11, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANIR PHARMACEUTICALS

By:	/s/ GERALD J. YAKATAN, PH.D.

Gerald J. Yakatan, Ph.D.
President and Chief Executive Officer

Date: December 22, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GERALD J. YAKATAN, PH.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	December 22, 2003

/s/ GREGORY P. HANSON, CMA Gregory P. Hanson, CMA	Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2003

/s/ JAMES B. GLAVIN James B. Glavin	Chairman of the Board	December 22, 2003

/s/ STEPHEN G. AUSTIN, CPA Stephen G. Austin, CPA	Director	December 22, 2003

/s/ DENNIS J. CARLO, PH.D. Dennis J. Carlo, Ph.D.	Director	December 22, 2003

/s/ MICHAEL W. GEORGE Michael W. George	Director	December 22, 2003

/s/ SUSAN GOLDING Susan Golding	Director	December 22, 2003

/s/ CHARLES A. MATHEWS Charles A. Mathews	Director	December 22, 2003

/s/ HAROLD F. OBERKFELL Harold F. Oberkfell	Director	December 22, 2003

/s/ KENNETH E. OLSON Kenneth E. Olson	Director	December 22, 2003

AVANIR PHARMACEUTICALS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

AVANIR Pharmaceuticals:

      We have audited the accompanying consolidated balance sheets of AVANIR Pharmaceuticals and subsidiary as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AVANIR Pharmaceuticals and subsidiary as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California

December 19, 2003

AVANIR PHARMACEUTICALS

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$12,198,408	$8,630,547
Short-term investments in securities	3,888,798	695,840
Receivables	271,681	1,098,954
Inventory	210,854	238,126
Prepaid expenses	1,564,315	683,111

Total current assets	18,134,056	11,346,578
Investments in securities	513,486	2,986,023
Restricted investments in securities	856,597	856,597
Property and equipment, net	7,742,005	3,180,966
Intangible assets, net	2,131,209	1,659,418
Other assets	267,904	303,347

TOTAL ASSETS	$29,645,257	$20,332,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,853,604	$2,705,606
Accrued expenses and other liabilities	1,806,058	1,598,625
Accrued compensation and payroll taxes	626,154	462,118
Loan payable	244,805	299,980
Current portion of deferred revenue	1,841,865	233,333
Current portion of capital lease obligations	142,354	128,833

Total current liabilities	7,514,840	5,428,495
Deferred revenue, net of current portion	20,900,776	—
Capital lease obligations, net of current portion	192,410	323,764

Total liabilities	28,608,026	5,752,259

COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series D — no par value, 500 shares authorized; no and 50 shares issued and outstanding as of September 30, 2003 and 2002, respectively	—	521,189

SHAREHOLDERS’ EQUITY
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating — 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — no par value:
Class A — 99,288,000 shares authorized; 65,816,434 and 58,270,533 shares issued and outstanding as of September 30, 2003 and 2002, respectively	97,286,433	87,053,257
Class B — 712,000 shares authorized; 13,500 shares issued and outstanding (convertible into Class A common stock)	8,395	8,395
Accumulated deficit	(96,251,049)	(73,002,878)
Accumulated other comprehensive income (loss)	(6,548)	707

Total shareholders’ equity	1,037,231	14,059,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,645,257	$20,332,929

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2003	2002	2001

REVENUES:
Research contracts and licenses	$53,000	$5,226,167	$10,070,350
Royalties and sale of royalty rights	1,780,893	3,426,403	2,535,717
Government research grants	587,440	160,412	72,535
Product sales	17,400	40,760	—

Total revenues	2,438,733	8,853,742	12,678,602

OPERATING EXPENSES:
Research and development	18,558,017	13,602,484	7,227,488
General and administrative	4,736,791	4,243,829	3,226,563
Sales and marketing	2,621,320	1,640,812	1,234,604
Cost of product sales	3,102	4,731	—
Purchased in-process research and development	—	—	917,097
Product launch expenses	—	—	728,148

Total operating expenses	25,919,230	19,491,856	13,333,900

LOSS FROM OPERATIONS	(23,480,497)	(10,638,114)	(655,298)
Interest income	265,874	663,588	1,147,439
Other income	26,801	129,514	2,700
Interest expense	(44,927)	(60,560)	(6,547)

INCOME (LOSS) BEFORE INCOME TAXES	(23,232,749)	(9,905,572)	488,294
Provision for income taxes	(3,599)	(343,940)	(255,172)

NET INCOME (LOSS)	$(23,236,348)	$(10,249,512)	$233,122

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss)	$(23,236,348)	$(10,249,512)	$233,122
Dividends on redeemable convertible preferred stock	(16,122)	(25,000)	(24,948)
Accretion of discount related to redeemable convertible preferred stock	(11,823)	(18,286)	(18,286)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,264,293)	$(10,292,798)	$189,888

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.39)	$(0.18)	$0.00

DILUTED	$(0.39)	$(0.18)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	59,896,135	58,206,969	57,475,748

DILUTED	59,896,135	58,206,969	61,130,415

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
							Accumulated
					Receivables		Other
	Class A		Class B		for		Comprehensive	Total	Comprehensive
					Common	Accumulated	Income	Shareholders’	Income
	Shares	Amount	Shares	Amount	Stock	Deficit	(Loss)	Equity	(Loss)

BALANCE, OCTOBER 1, 2000	56,974,828	$84,695,590	65,000	$34,145	$(649,431)	$(62,949,916)		$21,130,388
Net income					233,122	233,122		233,122	$233,122
Issuance of Class A common stock in connection with:
Exercise of warrants	254,716	304,697						304,697
Exercise of stock options, net of taxes	558,142	653,399						653,399
Acquisition of MIF technology	170,353	867,097						867,097
Acquisition of minority interests in Xenerex	25,000	97,250						97,250
Conversions of Class B common stock	28,500	14,250	(28,500)	(14,250)				—
Retired shares	(35,158)	(129,031)						(129,031)
Collection of receivables for Class A common stock					649,431			649,431
Dividends on preferred stock		(24,948)						(24,948)
Accretion of discount related to Series D redeemable convertible preferred stock						(18,286)		(18,286)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		148,051						148,051
Unrealized gains on investments in securities							$47,390	47,390	47,390

BALANCE, SEPTEMBER 30, 2001	57,976,381	86,626,355	36,500	19,895	—	(62,735,080)	47,390	23,958,560	$280,512

Net loss						(10,249,512)		(10,249,512)	$(10,249,512)
Issuance of Class A common stock in connection with:
Exercise of warrants	80,000	90,000						90,000
Exercise of stock options, net of taxes	191,152	170,574						170,574
Conversions of Class B common stock	23,000	11,500	(23,000)	(11,500)				—
Dividends on preferred stock		(25,000)						(25,000)
Accretion of discount related to Series D redeemable convertible preferred stock						(18,286)		(18,286)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		179,828						179,828
Unrealized losses on investments in securities							(46,683)	(46,683)	(46,683)

BALANCE, SEPTEMBER 30, 2002	58,270,533	87,053,257	13,500	8,395	$—	(73,002,878)	707	14,059,481	$(10,296,195)

Net loss						(23,236,348)		$(23,236,348)	$(23,236,348)
Issuance of Class A common stock in connection with:
Exercise of warrants	53,200	59,850						59,850
Exercise of stock options, net of taxes	24,000	25,500						25,500
Restricted stock granted to directors	80,000	92,800						92,800
Sale of stock and warrants	6,728,396	9,381,317						9,381,317
Conversions of Series D Redeemable convertible preferred stock	660,305	536,630						536,630
Dividends on preferred stock		(16,120)						(16,120)
Accretion of discount related to Series D redeemable convertible preferred stock						(11,823)		(11,823)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		153,199						153,199
Unrealized losses on investments in securities							(7,255)	(7,255)	(7,255)

BALANCE, SEPTEMBER 30, 2003	65,816,434	$97,286,433	13,500	$8,395	$—	$(96,251,049)	$(6,548)	$1,037,231	$(23,243,603)

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$(23,236,348)	$(10,249,512)	$233,122
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,011,802	602,803	373,290
Compensation paid with common stock, stock options and warrants	245,999	179,828	148,051
Purchased in-process R&D paid with common stock	—	—	867,097
Loss on disposal of assets	7,193	782	3,187
Intangible assets abandoned	74,432	—	—
Changes in assets and liabilities:
Receivables	827,273	(200,278)	(803,247)
Inventory	27,272	(15,541)	(212,781)
Prepaid expenses and other assets	(845,761)	(297,024)	(209,191)
Accounts payable	147,998	1,970,905	(230,934)
Accrued expenses and other liabilities	207,431	871,136	233,934
Accrued compensation and payroll taxes	164,036	100,090	106,923
Deferred revenue	22,509,308	108,333	125,000

Net cash provided by (used for) operating activities	1,140,635	(6,928,478)	634,451

INVESTING ACTIVITIES:
Investments in securities	(3,727,676)	(9,019,464)	(4,450,000)
Proceeds from sales and maturities of investments in securities	3,000,000	9,743,012	757,173
Patent costs	(615,627)	(537,903)	(538,202)
Purchases of property and equipment	(5,510,630)	(1,391,382)	(1,009,349)

Net cash used for investing activities	(6,853,933)	(1,205,737)	(5,240,378)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net	9,466,667	260,574	1,478,496
Dividends paid on preferred stock	(12,500)	(25,000)	(6,250)
Proceeds from issuance of notes payable	244,805	287,371	171,750
Payments on notes and capital lease obligations	(417,813)	(300,728)	(195,292)

Net cash provided by financing activities	9,281,159	222,217	1,448,704

Net increase (decrease) in cash and cash equivalents	3,567,861	(7,911,998)	(3,157,223)
Cash and cash equivalents at beginning of year	8,630,547	16,542,545	19,699,768

Cash and cash equivalents at end of year	$12,198,408	$8,630,547	$16,542,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$44,927	$60,560	$6,547
Income taxes paid	$3,599	$343,940	$255,172
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Patent purchased with common stock	$—	$—	$111,158
Acquisition of minority interest in Xenerex	$—	$—	$97,250
Acquisition of equipment under capital leases	$—	$122,662	$495,147
Conversions of Series D redeemable convertible preferred stock to Class A common stock	$536,630	$—	$—

See notes to consolidated financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

      AVANIR Pharmaceuticals (“AVANIR,” “we,” or the “Company”) is engaged in research, development, commercialization and licensing of innovative pharmaceutical products and in providing antibody generation services. AVANIR’s first product, Abreva® (chemical name is docosanol 10% cream), is the number one selling cold sore medication in the U.S. over-the-counter (OTC) market and the only OTC product in the cold sore category approved by the U.S. Food and Drug Administration (FDA). AVANIR is engaged in various stages of discussions and negotiations for licensing docosanol 10% cream to companies in various other countries and in obtaining regulatory approvals in those countries for marketing of the product. The Company is also engaged in research and development of several drugs in various phases of clinical and preclinical development. Through its wholly-owned subsidiary, Xenerex Biosciences, the Company develops and commercializes completely human antibody products for partner companies through research collaborations with those companies and for AVANIR.

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

      AVANIR’s ability to generate revenues in the future will depend substantially on the timing and success of filing and obtaining regulatory approvals and finding licensees for products for the rest of the world. AVANIR expects that its next product, Neurodex, for the treatment of pseudobulbar affect (PBA), will be available for sale in 2005, assuming the remaining clinical trials and other studies are successful and the FDA approves the drug for marketing. The Company’s operating expenses depend substantially on the level of expenditures for research and development programs and the rate of progress being made on such programs.

2.     Summary of Significant Accounting Policies

Basis of presentation

      The consolidated financial statements include the accounts of AVANIR Pharmaceuticals and its subsidiary, Xenerex Biosciences. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

      The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2003, 2002, and 2001 may be referred to as fiscal 2003, fiscal 2002, and fiscal 2001, respectively.

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

Restricted investments in securities

      Restricted investments in securities amounting to $856,597 as of both September 30, 2003 and 2002 represent amounts pledged to our bank as collateral for letters of credit issued in connection with our real estate lease agreements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Investments (Note 4, “Investments”) are comprised of marketable securities consisting primarily of certificates of deposit, U.S. state and municipal government obligations, corporate bonds, and an investment in a mutual fund that invests primarily in asset-backed and mortgage-backed securities. All marketable securities are held in the Company’s name and primarily under the custodianship of two major financial institutions. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date. The Company’s marketable securities are classified either as available-for-sale or held-to-maturity. The Company has no securities classified as trading. The marketable securities classified as held-to-maturity are carried at amortized cost and the marketable securities classified as available-for-sale are carried at fair market value. Unrealized gains or losses related to marketable securities classified as available-for-sale are included as part of shareholders’ equity, as “accumulated other comprehensive income (loss).”

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

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of the raw material docosanol, which is the active ingredient in docosanol 10% cream. Docosanol in its present form as stored by the Company has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. AVANIR does not own or store any docosanol 10% cream in its finished product form. The Company and one of its licensees receive raw materials from a single supplier. AVANIR also supplies several other licensees with raw materials from the same supplier. The inability of this sole supplier to fulfill supply requirements of the Company or its licensees could materially impact future operating results.

Concentration of credit risk

      Substantially all of AVANIR’s cash and cash equivalents are maintained with two major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

      The Company’s income from fiscal 2000 to 2002 was substantially from its license agreement with GlaxoSmithKline. The Company performs ongoing credit evaluations of its customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually requires no collateral.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles and long-lived assets

      The Company’s policy regarding long-lived assets is to review such long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. The Company carries no goodwill on its books at either September 30, 2003 or 2002. Further, during fiscal 2003 and 2002, the Company had no material impairments to property and equipment or intangible assets, which consist primarily of patents and trademarks.

      We capitalize legal costs incurred in connection with patent applications, trademark applications and license agreements. We amortize costs of approved patents and license agreements over their useful lives, or terms of the agreements, whichever ones are shorter. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense.

Redeemable convertible preferred stock

      As of September 30, 2002, the Company had an obligation to redeem outstanding shares of Series D redeemable convertible preferred stock at the option of the holder. Therefore, the preferred stock has been classified separately from shareholders’ equity.

Revenue recognition

      Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

      Royalty revenues. We recognize royalty revenues from our licensed products when earned. Net sales figures used for calculating royalties due the Company can often include deductions for costs of unsaleable returns, managed care charge-backs, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement. Sales of Abreva®, if publicly reported by our licensee, GlaxoSmithKline, could differ from net sales used for calculating royalties and in determining the royalties earned in accordance with the license agreement. In agreements where we have sold our rights to future royalties under license agreements and we maintain continuing involvement in earning such royalties, we defer revenues and recognize them ratably over the life of the license agreement.

      Revenue arrangements with multiple deliverables. In certain circumstances, we enter into revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements could include antibody generation services agreements and other forms of research collaborations. In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. In the case of antibody generation services, the allocation is based on objective, customer-specific evidence of fair value. We recognize revenue related to the delivered products or services only if: (i) the above performance or service criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

      Government research grant revenues. We recognize revenues from government research grants during the period in which the related expenditures are incurred.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Self-insurance

      We self-insure for portions of our insurance policies based on usual and customary deductibles offered by the insurance carriers, or other factors, such as historical loss experience, projected risk exposure, cost of insurance, and AVANIR’s ability to absorb potential losses that could arise based on the amounts of the deductibles.

Research and development expenditures

      Costs related to drug discovery and clinical development are charged to research and development expense as they are incurred.

Purchased in-process research and development

      In fiscal 2001, we charged $917,097 to in-process research and development expense, representing the cost of in-process technologies that we acquired from the Ciblex Corporation in fiscal 2001 that could assist us in discovering a drug capable of regulating macrophage migration inhibitory factor, a protein thought to play a central role in the early stages of development of several inflammatory diseases (MIF inhibitor technology). Included in the acquisition are all right, title and interest in and to the MIF inhibitor technology, including a provisional patent application, as well as any patent which may be issued upon AVANIR’s filing of a patent application regarding the use of certain compounds provided by Ciblex or similar compounds, in the treatment of autoimmune and inflammatory diseases. AVANIR also received as part of the application all preclinical data related to compounds provided by Ciblex, and all technology and know-how relating to the foregoing, including laboratory data and previous experimental results. In return for receiving the rights to develop the MIF inhibitor technology, AVANIR paid $50,000 in cash and issued 170,353 shares of the Company’s Class A common stock valued at $867,097, for a combined value of $917,097 in cash and common stock. If AVANIR achieves certain milestones in developing a product from the MIF inhibitor technology, then Ciblex would be entitled to certain payments upon reaching those milestones, and royalties on sales if the product is approved for marketing. We will recognize the expenses related to the achievement of the milestones if and when they are achieved.

Product launch expenses

      AVANIR incurred certain costs related to the product launch phase for Abreva that were expensed in fiscal 2001. Our obligation to share product launch expenses with GlaxoSmithKline ceased after June 30, 2001.

Computation of net income and net loss per common share

      We compute basic income (loss) per common share by dividing the net income and net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted income (loss) per common share by dividing the net income and net loss attributable to common shareholders by the weighted-average number of common and dilutive

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net income and net loss per share for fiscal 2003, 2002 and 2001 using both the Basic EPS Method and the Diluted EPS Method.

      The following table is a reconciliation from the basic to the diluted EPS computations for fiscal 2003, 2002 and 2001:

	Years Ended September 30,

	2003	2002	2001

Numerator:
Net income (loss)	$(23,236,348)	$(10,249,512)	$233,122
Less:
Dividends on redeemable convertible preferred stock	(16,122)	(25,000)	(24,948)
Accretion of discount related to redeemable convertible preferred stock	(11,823)	(18,286)	(18,286)

Net income (loss) attributable to common shareholders for basic earnings per share computation	(23,264,293)	(10,292,798)	189,888
Effect of dilutive securities:
Convertible preferred stock	—	—	(5,157)

Net income (loss) attributable to common shareholders for diluted earnings per share computation	$(23,264,293)	$(10,292,798)	$184,731

Denominator:
Shares for basic net income or loss per share — weighted average shares outstanding	59,896,135	58,206,969	57,475,748
Effect of dilutive securities:
Stock options(1)	—	—	2,559,869
Stock warrants(2)	—	—	909,567
Convertible preferred stock(3)	—	—	185,231

Shares for diluted net income or loss per share	59,896,135	58,206,969	61,130,415

Basic and diluted net income (loss) per share	$(0.39)	$(0.18)	$0.00

(1)	For fiscal 2003, 2002, and 2001, options to purchase 5,308,604, 5,739,306, and 66,500 shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be antidilutive.

(2)	For fiscal 2003 and 2002, warrants to purchase 2,289,900 and 1,084,550 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would be antidilutive.

(3)	For fiscal 2002, preferred stock that was convertible into 520,648 shares of common stock was excluded from the computation of diluted net loss per share as the inclusion of such shares would be antidilutive.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial reports about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for all periods presented. Accordingly, compensation costs for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

      The following table summarizes the impact on the Company’s net income or loss had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123.

	Year Ended September 30,

	2003	2002	2001

Net income (loss) attributable to common shareholders, as reported	$(23,264,293)	$(10,292,798)	$189,888
Add: Stock-based employee compensation included in reported net income (loss) attributable to common shareholders	234,638	172,071	128,638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,788,674)	(2,348,203)	(1,668,376)

Pro forma net loss attributable to common shareholders	$(24,818,329)	$(12,468,930)	$(1,349,850)

Net loss per share:
Basic and diluted — as reported	$(0.39)	$(0.18)	$0.00
Basic and diluted — pro forma	$(0.41)	$(0.21)	$(0.02)

      We estimate the weighted average fair values per share of the options granted during fiscal 2003, 2002 and 2001 to be $0.96, $2.49 and $3.99, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	Years Ended September 30,

	2003	2002	2001

Risk free interest rate	2.72%	4.4%	5.8%
Expected life (years)	4.63	4.2	4.1
Expected volatility	125%	128%	158%
Expected dividends	None	None	None

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

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for the fiscal year ended September 30, 2003. The interim reporting requirements became effective for the Company’s interim periods beginning January 1, 2003. The Company currently accounts for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. The Company does not plan to voluntarily change its method of accounting, but has implemented the amended disclosure requirements for the fiscal year ended September 30, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were initially to have been applied in the first interim or annual period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in October 2003 and again in December 2003. Currently, the Company must apply the provisions of FIN 46 effective March 31, 2004. The effect, if any, of FIN 46 on the Company’s financial statements has not yet been determined.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise became effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Details

      The following tables provide details of selected balance sheet items.

      Property and Equipment. During fiscal 2003, the Company completed construction on approximately 30,400 square feet of laboratory and office space, located at 11404 and 11408 Sorrento Valley Road, San Diego, CA. At the time of completion of construction, $4.1 million that was classified as construction in progress was reclassified as leasehold improvements. Property and equipment as of September 30, 2003 and September 30, 2002 consist of the following:

	September 30, 2003			September 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net

Research and development equipment	$3,544,343	$(1,331,544)	$2,212,799	$2,420,028	$(867,991)	$1,552,037
Computer equipment and related software	1,000,206	(383,512)	616,694	851,952	(238,199)	613,753
Leasehold improvements	5,000,147	(445,435)	4,554,712	866,318	(175,410)	690,908
Office equipment, furniture, and fixtures	549,864	(192,064)	357,800	254,731	(128,557)	126,174
Construction in progress	—	—	—	198,094	—	198,094

Total property and equipment	$10,094,560	$(2,352,555)	$7,742,005	$4,591,123	$(1,410,157)	$3,180,966

      Intangible Assets. Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with indefinite useful lives consist of costs of trademarks for AVANIR and Xenerex and similar names intended for use or potential use in the United States and the rest of the world. Intangible assets with finite lives continue to be amortized over their useful lives for the fiscal year ended September 30, 2003, and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” AVANIR’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets, consisting of both intangible assets with finite and indefinite useful lives, are as follows:

	September 30, 2003			September 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Intangible assets with finite lives:
Patent applications pending	$1,464,859	$—	$1,464,859	$966,781	$—	$966,781
Patents	855,799	(254,657)	601,142	741,175	(192,190)	548,985
Licenses	42,461	(13,383)	29,078	41,215	(6,445)	34,770
Licenses pending	—	—	—	22,101	—	22,101

Total intangible assets with finite lives	2,363,119	(268,040)	2,095,079	1,771,272	(198,635)	1,572,637
Intangible assets with indefinite useful lives	36,130	—	36,130	86,781	—	86,781

Total intangible assets	$2,399,249	$(268,040)	$2,131,209	$1,858,053	$(198,635)	$1,659,418

      Amortization expense related to amortizable intangible assets was $69,405, $53,413, and $47,663 for fiscal years 2003, 2002 and 2001, respectively. During fiscal 2003, there were additions of $23,781 and an abandonment of $74,432 in intangible assets with indefinite useful lives. Based solely on the amortizable intangible assets as of September 30, 2003, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, and other relevant factors.

Amortization Expense

Fiscal year ending September 30:
2004	$57,393
2005	60,574
2006	60,109
2007	58,842
2008	58,411
Thereafter	334,891

Subtotal	630,220
Patent applications pending	1,464,859

Total	$2,095,079

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments

      The following tables summarize the Company’s investments in securities, which are available for sale. Available-for-sale securities are those investments not intended for sale in the near term or held to maturity. The available-for-sale investments are carried at fair value with unrealized gains or losses reported in shareholders’ equity as accumulated other comprehensive income or loss. Investments classified as held-to-maturity are recorded at amortized cost.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains(1)	Losses(1)	Fair Value

As of September 30, 2003:
Certificates of deposit	$2,056,597	$15,575	$—	$2,072,172
Adjustable rate mutual fund(2)	3,014,365	—	(18,723)	2,995,642
Government debt securities	194,467	—	(3,400)	191,067

Total	$5,265,429	$15,575	$(22,123)	$5,258,881

Reported as:
Short-term investments:
Classified as available-for-sale	$3,888,798

Long-term investments:
Classified as available-for-sale	513,486
Restricted investments(3)	856,597

Long-term investments	1,370,083

Total	$5,258,881

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains(4)	Losses(4)	Fair Value

As of September 30, 2002:
Certificates of deposit	$2,056,597	$10,434	$—	$2,067,031
Government debt securities	2,281,156	3,173	(12,900)	2,271,429
Commercial paper	200,000	5,542	—	205,542

Total	$4,537,753	$19,149	$(12,900)	$4,544,002

Reported as:
Short-term investments:
Classified as available-for-sale	$495,840
Classified as held-to-maturity	200,000

Short-term investments	695,840

Long-term investments:
Classified as available-for-sale	2,986,023
Restricted investments(3)	856,597

Long-term investments	3,842,620

Total	$4,538,460

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Gross unrealized gains of $15,575 and gross unrealized losses of $22,123 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $6,548, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2003.

(2)	Represents an investment in a mutual fund that invests primarily in adjustable rate mortgage-backed securities.

(3)	Restricted investments amounting to $856,597 as of both September 30, 2003 and September 30, 2002 represent amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $13,607 and gross unrealized losses of $12,900 on government securities and certificates of deposit represent an accumulated net unrealized gain of $707, which is reported as “accumulated other comprehensive income” on the consolidated balance sheet as of September 30, 2002.

5.     Asset Sale

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

      The expiration date for U.S. Patent Number 4,874,794 has been extended from April 2009 to April 2014. The effect of extending the expiration of the patent from 2009 to 2014 is that it has extended the term of the patent royalty and the accounting period over which the deferred revenue relating to the patent royalty will be recognized as revenue. Thus, less deferred revenue has been recognized as revenue during the fiscal quarters ended June 30 and September 30, 2003 than the fiscal quarter ended March 31, 2003. Deferred revenues recognized as revenue for fiscal 2003 were $1.8 million. Abreva® royalties earned for fiscal 2002 were $3.4 million.

      Revenue recognition is being determined under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as part of current liabilities represents the amount AVANIR expects to realize as revenue within the next 12 months.

      The following table sets forth the deferred revenue recorded from the sale to Drug Royalty USA of rights to future Abreva royalties and other deferred revenue balances as of September 30, 2003 and September 30, 2002.

	Drug Royalty	Other
	USA Agreement	Agreements	Total

Deferred revenue as of September 30, 2002	$—	$233,333	$233,333

Changes during the year:
Initial proceeds from sale of future Abreva royalties	20,500,000	—	20,500,000
Less cost of transaction	(143,982)	—	(143,982)

Net proceeds	20,356,018	—	20,356,018
Forgiveness of a related advance	300,912	—	300,912

Subtotal	20,656,930	—	20,656,930
Additions to deferred revenue	3,620,748		3,620,748
Recognized as revenues during the year	(1,768,369)	—	(1,768,369)

Deferred revenue as of September 30, 2003	$20,509,308	$233,333	$22,742,641

Classified as:
Current portion of deferred revenue	$1,608,532	$233,333	$1,841,865
Deferred revenue, net of current portion	20,900,776	—	20,900,776

Total deferred revenue	$22,509,308	$233,333	$22,742,641

6.     Commitments and Contingencies

      Operating lease commitments. On March 20, 2000, the Company signed an eight-year lease for 27,047 square feet of office and lab space in a building located at 11388 Sorrento Valley Road, Suite 200, San Diego, California, commencing on September 1, 2000. On February 1, 2001, the Company signed an amendment to the lease for an additional 165 square feet of office and lab space. The lease has scheduled rent increases each year and expires on August 31, 2008. As of September 30, 2003, the financial commitment for the remainder of the term of the lease is $3,920,497. We delivered an irrevocable standby letter of credit to the lessor in the amount of $388,122, to secure our performance under the lease.

      On May 20, 2002, we signed a ten-year lease for approximately 26,770 square feet of office and lab space in buildings adjacent to our existing facilities, commencing on January 15, 2003. On April 2, 2003, we signed an amendment to the lease for an additional 3,600 square feet of storage space in the building located at 11408 Sorrento Valley Road. The storage space is capable of being converted into either office or lab space, if needed in the future. The lease has scheduled rent increases each year and expires on January 14, 2013. As of September 30, 2003, the financial commitment for the remainder of the term of the lease is $9,832,756. We delivered an irrevocable standby letter of credit to the lessor in the amount of $468,475, to secure our performance under the lease.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lease expenses for fiscal 2003, 2002 and 2001 were $1,724,403, $818,557 and $754,785, respectively. We have included $400,204 and $154,911 of deferred rent in accrued expenses and other liabilities as of September 30, 2003 and 2002, respectively. Future minimum payments under non-cancelable operating leases as of September 30, 2003 are as follows:

Minimum
Year Ending September 30,	Payments

2004	$1,640,047
2005	1,702,298
2006	1,768,703
2007	1,833,892
2008	1,830,121
Thereafter	4,978,192

Total	$13,753,253

      Capital lease commitments. On September 21, 2001, January 21, 2002 and May 1, 2002, the Company acquired several pieces of equipment under three-year, four-year and five-year capital lease obligations, respectively. Each of these capital leases provides the Company with the option at the expiration of the lease term to purchase all the equipment leased for a price of one dollar ($1.00).

      Future minimum payments under the capital leases as of September 30, 2003 are as follows:

Minimum
Year Ending September 30,	Payments

2004	$171,785
2005	169,772
2006	28,742
2007	9,581

Total	379,880
Less amount representing interest	45,116

Present value of net lease payments	334,764
Less current portion	142,354

Long-term portion of obligation	$192,410

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

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Shareholders’ Equity

Preferred stock

      Preferred stock consists of Series C junior participating preferred stock and Series D redeemable convertible preferred stock. None of either series of preferred stock were issued or outstanding as of September 30, 2003.

      Series C junior participating preferred stock. On March 2, 1999, our Board of Directors approved a shareholder rights plan (the “Plan”). The Plan features a dividend distribution of one preferred share purchase right (the “Right”) on each outstanding share of our Class A and Class B common stock, payable to shareholders of record on March 25, 1999. Subject to limited exceptions, the Rights would be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock (a “Trigger Event”).

      Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of Series C junior participating preferred stock of AVANIR at an exercise price of $10.00 per share. Our Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights will expire on March 25, 2009.

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

      Series D redeemable convertible preferred stock and Class J stock purchase warrants. As of September 30, 2003, none of the Series D redeemable convertible preferred stock (“Series D Shares”) remained outstanding. In May 2003, the holders of Series D Shares exercised their rights to convert all of the remaining 50 Series D Shares, representing $500,000 in redeemable convertible preferred stock and $36,630 in accrued and unpaid dividends, into 660,305 shares of Class A common stock, for an average price of $0.81 per share. The Series D Shares were issued in connection with a securities purchase agreement made with certain investors on March 22, 1999.

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

      We estimated the value of the warrants issued in connection with the Series D Shares to be $106,000, based on the Black-Scholes method. We credited (added) $106,000 to Class A common stock and reported the same amount as a discount to the Series D redeemable convertible preferred stock. We accreted the discount over the three-year life of the Series D redeemable convertible preferred stock or upon conversion to Class A common stock. We estimated the value of the beneficial conversion feature of the Series D redeemable convertible preferred stock issued in February 2000 to be $140,000 based on the terms of the conversion price in the agreement, which is the lesser of $2.715 per share or 86% of market price as defined in the Certificate of Determination. In fiscal 2000, we recorded the effect of the beneficial conversion feature of $140,000 as a dividend paid, and charged the amount to the accumulated deficit and added the same amount to Class A common stock.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      According to the Certificate of Determination, the Series D holders were able to convert any or all of the Series D Shares into shares of Class A common stock at a conversion rate equal to $10,000 divided by a conversion price equal to the lesser of:

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

      The following table summarizes the changes in Series D Shares and conversions into Class A common stock from October 1, 2000 to September 30, 2003:

	Series D Redeemable
	Convertible Preferred
	Stock

	Shares	Amount

Balance, October 1, 2000	50	$465,920
Accretion of Series D redeemable convertible preferred stock	—	18,286
Preferred stock dividends accrued between October 1, 2000 and September 30, 2001	—	18,697

Balance, September 30, 2001.	50	502,903
Accretion of Series D redeemable convertible preferred stock	—	18,286

Balance, September 30, 2002	50	521,189
Accretion of Series D redeemable convertible preferred stock	—	11,823
Preferred stock dividends accrued between April 1, 2003 and May 20, 2003	—	3,618
Conversion into 288,800 shares of Class A common stock	(50)	(536,630)

Balance, September 30, 2003.	0	$0

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

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Class A common stock. On March 13, 2003, we awarded to each non-employee director 10,000 shares of restricted Class A common stock. The shares awarded to each director are held in escrow by the Secretary of the Company and will be released from escrow to a director upon his or her termination of service as a director of the Company. The value of the Class A common stock on the date of grant was $1.16 per share. We recorded compensation expense in the amount of $92,800 in connection with these awards.

      On July 23, 2003, we sold and issued 6,728,396 shares of Class A common stock and warrants to purchase an additional 1,345,673 shares of Class A common stock to several accredited investors and received $10,025,320 in gross proceeds. The warrant exercise price is $2.23 per share. The financing transaction was made pursuant to the terms of a securities purchase agreement that provided each investor with a warrant to purchase one share of Class A common stock for every five shares of Class A common stock purchased under the agreement. The effect of the financing transaction was an increase in cash and shareholders’ equity in the amount of $9,381,317 after taking into effect the costs of the transaction.

      Also during fiscal 2003, we issued an aggregate of 77,200 shares of Class A common stock in connection with the exercise of stock purchase warrants (53,200 shares) and employee stock options (24,000 shares) for cash in the aggregate amount of $85,350, representing a weighted average price per share of $1.11.

      During fiscal 2002, we issued 191,152 shares of Class A common stock in connection with the exercise of employee stock options for $170,574. We also issued 80,000 shares of Class A common stock in connection with the exercise of stock purchase warrants for $90,000.

      Details of common stock transactions during fiscal 2003 and 2002 are shown in the tables that follow.

Common Stock Issued and Warrants			Amount	Average Price
and Stock Options Exercised	Date	Shares	Received	Per Share(1)

Fiscal year ended September 30, 2003:
Private placement	7/23/03	6,728,396	$10,025,320	$1.49
Restricted stock grants	3/13/03	80,000	92,800	$1.16
Stock options	11/13/02	24,000	25,500	$1.06
Class K warrants	2/12/03	53,200	59,850	$1.13

Total		6,885,596	$10,203,470

Fiscal year ended September 30, 2002:
Stock options	Various	191,152	$170,574	$0.89
Class K warrants	12/12/01	80,000	90,000	$1.13

Total		271,152	$260,574

(1)	Rounded to two decimal places.

      Additionally, on December 5, 2003, we sold and issued 5,382,316 shares of Class A common stock and warrants to purchase an additional 3,229,389 shares of Class A common stock to several accredited investors and received approximately $8,020,000 in gross proceeds. The warrant exercise price is $1.75 per share. The financing transaction was made pursuant to the terms of a securities purchase agreement that provided each investor with a warrant to purchase six-tenths of a share of Class A common stock for every share of Class A

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock purchased under the agreement. The effect of the financing transaction was an increase in cash and shareholders’ equity in the amount of $8,019,652 before taking into effect the costs of the transaction. The placement agent was paid $415,000 in fees and expenses, and issued a warrant to purchase 161,470 shares of the Company’s Class A common stock at $1.75 per share, in connection with this transaction.

      Class B common stock conversions. As of September 30, 2003 there were 13,500 shares of Class B common stock outstanding. During fiscal 2003 there were no conversions of Class B common stock. During fiscal 2002, 23,000 shares of Class B common stock were converted to 23,000 shares of Class A common stock.

Warrants

      Class A warrants. See “Class A common stock” above.

      Class G warrants. As of September 30, 2003, a Class G warrant to purchase 757,050 shares of Class A common stock at an exercise price of $1.375 per share remained outstanding. The holder of the Class G warrant did not exercise any rights to purchase Class A common stock during fiscal 2003 or 2002. The Class G warrant was issued in connection with the conversion of a convertible note payable issued on February 26, 1997, which is no longer outstanding. The Class G warrant expires 60 days following the date of effectiveness of a registration statement with the Securities and Exchange Commission (SEC) that registers the resale of shares purchasable upon exercise of the warrant. The 757,050 shares underlying the Class G warrant have not been registered with the SEC for resale in public markets.

      Class J warrants. As of September 30, 2003, Class J warrants to purchase 50,000 shares of Class A common stock at $2.71 per share and 50,000 shares of Class A common stock at $0.9144 per share remained outstanding. None of the Class J warrants were exercised in fiscal 2003. The Class J warrants were issued in connection with Series D redeemable convertible preferred stock that was issued in fiscal 2000 and 1999. The expiration dates for the warrants vary from March 31, 2004 to February 18, 2005.

      Class K warrant. On February 12, 2003, the Class K warrant holder exercised its right to purchase 53,200 shares of Class A common stock at an exercise price of $1.125 per share, for cash in the aggregate amount of $59,850. As of September 30, 2003, a Class K warrant to purchase 54,300 shares of Class A common stock at $1.125 per share remained outstanding and fully vested. The Class K warrant was issued to an investor relations consultant in connection with services performed and milestones achieved in fiscal 2000 and fiscal 2001. The expiration date of the remaining warrant is March 31, 2004.

      Class M warrants. On November 30, 2003, Class M warrants to purchase 87,123 shares of Class A common stock at $1.284 per share expired. None of the Class M warrants were exercised in either fiscal 2003 or fiscal 2002. During fiscal 2001, the holders exercised their rights to purchase 107,581 shares of Class A common stock for the aggregate amount of $138,134.

      Class N warrants. As of September 30, 2003, Class N warrants to purchase 32,877 shares of Class A common stock at an exercise price of $2.44 per share remained outstanding in connection with a $6 million private placement in January 2000. None of the Class N warrants were exercised in either fiscal 2003, 2002 or 2001. The Class N warrants expire on January 31, 2004.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes all warrant activity for fiscal 2003, 2002 and 2001:

	Shares of Class A	Weighted
	Common Stock	Average
	Purchasable Upon	Exercise Price	Range of
	Exercise of Warrants	per Share	Exercise Prices

Outstanding at October 1, 2000	1,619,578	$1.41	$0.78–$3.50
Cancelled	(100,000)	$3.50	$3.50
Tendered(1)	(312)	$0.78	$0.78
Exercised	(254,716)	$1.20	$0.78–$1.28

Outstanding at September 30, 2001	1,264,550	$1.48	$0.91–$2.72
Expired	(100,000)	$2.40	$2.40
Exercised	(80,000)	$1.13	$1.13

Outstanding at September 30, 2002	1,084,550	$1.42	$0.91–$2.72
Issued	1,345,673	$2.23	$2.23
Expired	(87,123)	$1.28	$1.28
Exercised	(53,200)	$1.13	$1.13

Outstanding at September 30, 2003	2,289,900	$1.91	$0.91–$2.72

(1)	Warrant shares tendered represent the amount of warrant shares given up, in lieu of cash, for warrants exercised (“cashless exercise”).

Stock options

      Stock options to officers. In fiscal 2003, we issued incentive stock options under our 2000 Stock Option Plan to the officers of the Company for the purchase of 435,000 shares of Class A common stock at exercise prices ranging from $1.05 to $1.16 per share. The option prices represent the closing market price for the common stock on the date of grant.

      Stock options to non-employee directors. On March 14, 2003, we issued to our non-employee directors stock options to purchase an aggregate of 70,000 shares of Class A common stock at an exercise price of $1.15 per share as part of a provision for an annual formula grant under our 1994 Stock Option Plan. Further, we issued to a new director an option to purchase up to 25,000 shares of Class A common stock at an exercise price of $1.15 per share as part of his joining the board of directors. The exercise price of each option represents the closing market price for the common stock on the date of grant.

      2003 Equity Incentive Plan. On March 13, 2003, the board of directors approved the adoption of a 2003 equity incentive plan (the “2003 Equity Incentive Plan”) that provides for the issuance of up to 2,500,000 shares of Class A common stock. The 2003 Equity Incentive Plan allows us to grant options, restricted stock awards and stock appreciation rights to our directors, officers, employees and consultants. As of September 30, 2003, 2,500,000 shares of Class A common stock remained available for issuance under the 2003 Equity Incentive Plan.

      2000 Stock Option Plan. On March 23, 2000, our shareholders approved the adoption of the 2000 Stock Option Plan (the “2000 Plan”), pursuant to which an aggregate of 2,300,000 shares of our Class A common stock have been reserved for issuance. On March 14, 2002, our shareholders approved an amendment to the Plan to increase the number of shares of Class A common stock issuable under the Plan by 1,000,000 shares, for an aggregate of 3,300,000 shares. On March 13, 2003, we amended the 2000 Plan to allow for the issuance of restricted stock awards. As of September 30, 2003, 666,240 shares of Class A common stock were available for grant under the 2000 Plan.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      1998 Stock Option Plan. On February 19, 1999, our shareholders approved the 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan as amended in 2002 reserves for issuance an aggregate of 1,875,000 shares of Class A common stock. The 1998 Plan allows us to grant options to our directors, officers, employees and consultants. As of September 30, 2003, options to purchase 47,303 shares of Class A common stock were available for grant under the 1998 Plan.

      1994 Stock Option Plan. In March 1994, our shareholders approved the adoption of the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan as amended in 1995, 1996, 1997 and 2002 reserves for issuance an aggregate of 2,000,000 shares of Class A common stock. The 1994 Plan allows us to grant options to our officers, directors, employees and consultants. The 1994 Plan provides for an automatic annual grant of an option to purchase 10,000 shares to each director who is not also one of our employees. The 1994 Plan terminates on January 14, 2004. As of September 30, 2003, 10,076 shares of Class A common stock were available for grant under the 1994 Plan.

      Canceled stock options. During fiscal 2003, options to purchase an aggregate of 1,093,255 shares of Class A common stock at prices ranging from $1.06 to $3.56 per share were canceled following their expiration dates. Also, options to purchase 50,947 shares at prices ranging from $1.16 to $4.15 per share were canceled due to voluntary and involuntary terminations. The weighted average price per share for all canceled options was $2.93.

      The following table summarizes all common stock option activity for fiscal 2003, 2002 and 2001:

	Number of Shares	Weighted
	Underlying	Average Option
	Class A Stock Options	Price Per Share

Outstanding at October 1, 2000	5,362,150	$1.81
Granted	625,760	$3.94
Exercised	(558,142)	$1.17
Canceled	(134,774)	$2.10

Outstanding at September 30, 2001	5,294,994	$2.13
Granted	650,000	$2.91
Exercised	(191,152)	$0.89
Canceled	(14,536)	$3.37

Outstanding at September 30, 2002	5,739,306	$2.25
Granted	737,500	$1.15
Exercised	(24,000)	$1.06
Canceled	(1,144,202)	$2.93

Outstanding at September 30, 2003	5,308,604	$1.96

Exercisable at September 30, 2003	4,303,092	$1.99

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding and exercisable Class A and Class B stock options as of September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.30 – $0.72	945,742	5.46	$0.68	945,742	$0.68
$0.78	15,000	5.79	$0.78	15,000	$0.78
$1.00 – $1.16	929,500	8.51	$1.13	284,674	$1.07
$1.28 – $2.31	1,544,581	5.62	$1.64	1,460,581	$1.65
$2.47 – $2.94	626,171	5.10	$2.56	626,171	$2.53
$3.00 – $3.57	911,016	7.70	$3.35	658,086	$3.35
$4.00 – $6.44	336,594	5.89	$4.53	312,838	$4.53

	5,308,604	6.41	$1.96	4,303,092	$1.99

8.     License and Other Agreements

      GlaxoSmithKline. On March 31, 2000, we signed an exclusive license agreement with GlaxoSmithKline (NYSE: GSK) for rights to manufacture and market Abreva® (docosanol 10% cream) as an over the counter (“OTC”) product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, GlaxoSmithKline Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in North America. The terms of the license agreement provided for AVANIR to earn up to $25 million in milestone payments, and royalties on product sales. In October 2000, GlaxoSmithKline launched Abreva. We earned and received all milestones under the agreement. During fiscal 2003, we sold an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA, and received $24.1 million. (See Note 5, “Asset Sale.”)

      Boryung Pharmaceuticals Company Ltd (“Boryung”). In March 1994, we entered into a 12-year exclusive license and supply agreement with Boryung, for the manufacture and sale of docosanol 10% cream in the Republic of Korea. Under the terms of the agreement, Boryung is responsible for manufacturing, marketing and distribution of docosanol 10% cream, and paying a royalty to AVANIR on product sales. The agreement includes a supply provision under which Boryung will purchase its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream from us directly. Boryung launched the product, Herepair, in June 2002.

      CTS Chemical Industries, Ltd. (“CTS”). In July 1993, we entered into a license agreement with CTS for the manufacture, marketing and distribution of docosanol 10% cream as a topical cold sore treatment in Israel. The five-year period of the license began in June 2002, the date of approval of the product by regulatory agencies in Israel. Under the terms of the agreement, CTS is responsible for manufacturing, marketing and distribution of docosanol 10% cream in Israel, and paying a royalty to AVANIR on product sales. The agreement includes a supply provision under which CTS will purchase its entire requirement of active ingredient from AVANIR for use in the manufacture of topical docosanol 10% cream. CTS launched the product, Abrax, in January 2003.

      Bruno Farmaceutici. In July 2002, we entered into an agreement with Bruno Farmacutici (“Bruno”) giving Bruno the rights to manufacture and market docosanol 10% cream in Italy, Europe’s fourth largest market for the topical treatment of cold sores. The agreement requires that Bruno purchase its entire

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirement of raw materials from AVANIR and pay us a royalty on product sales. Docosanol 10% cream is not yet approved for marketing in Italy.

      Government Research Grants. AVANIR is also engaged in research funded by $1.5 million in government research grants. The government research grants are to be used for investigating the market potential for a topical genital herpes treatment, conducting research on various docosanol-based formulations for a potential genital herpes product, development of antibodies to anthrax toxins and cytomegalovirus, and development of a blood donor program intended to find high-affinity antibodies to infectious diseases.

9.     Related Party Transactions

IriSys Research and Development, LLC

      License agreement. On August 1, 2000, we entered into an agreement with IriSys Research and Development, LLC (“IriSys”) to sublicense the exclusive worldwide rights to a patented drug formulation, Neurodex, to treat multiple central nervous system disorders. Our sublicense agreement includes rights to the patented technology and know-how for the development and potential marketing of products for treatments of pseudobulbar affect (PBA), neuropathic pain, symptoms of chronic and intractable cough, and patients being weaned from narcotics. If either (i) the FDA accepts the submission of a new drug application (NDA) or (ii) the FDA approves the NDA for marketing, we will be required to make milestone payments to IriSys.

      We are currently developing Neurodex for the treatment of PBA and neuropathic pain. We have not made any payments to IriSys, nor have any been due under this agreement, from the date of entering into this agreement through September 30, 2003. However, if we successfully submit an NDA for PBA in 2004, we will pay IriSys $150,000 for achieving the milestone in 2004. Other payments, if any, will be subject to our achievement of the milestones indicated above. If we successfully complete the clinical trials and the FDA accepts our NDA, we will be required to pay a patent royalty to IriSys based on a percent of annual net sales revenue if we market the product ourselves. If we sublicense the product to someone else, we are required to share equally with IriSys any royalties that we receive from third parties. The agreement calls for certain minimum sales levels to be achieved in order for AVANIR to maintain exclusivity of the marketing rights in the sublicensed territories.

      Dr. Yakatan, president and chief executive officer of AVANIR, is a founder, chairman and the majority shareholder of IriSys. IriSys is the exclusive licensee of certain patents as set forth under an Exclusive Patent License Agreement between IriSys and the Center for Neurologic Study, dated as of April 2, 1997. The Company believes that the terms of the sublicense agreement with IriSys are no less favorable to the Company than those that could have been obtained from an unrelated party.

      Research and development. In June 2003, the Company engaged IriSys to continue Neurodex stability studies previously being carried out for AVANIR by another company that is no longer in the business of providing such services. The service arrangement was transferred to IriSys following termination with the other company because IriSys was already familiar with the stability protocol. During fiscal 2003, AVANIR paid IriSys $18,840 related to continuation of the stability testing.

      In April 2002, we entered into an agreement for services with IriSys to manufacture one lot of Neurodex for clinical studies and prepare a written stability protocol for the same lot. AVANIR selected IriSys because of its familiarity with the product as the licensor to AVANIR. During fiscal 2002, the Company paid IriSys an aggregate of $55,000 for delivery of the manufactured material and the written stability protocol.

      In June 1999, we entered into an agreement for services with IriSys to develop formulations for a potential drug candidate for the treatment of allergy and asthma. IriSys’ fees for services compared favorably to competitive bids submitted to us at that time. During fiscal 2001, the Company paid IriSys $17,800 for services rendered pursuant to this agreement.

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes

      Components of the income tax benefit (provision) are as follows for the fiscal years ended September 30:

	2003	2002	2001

Current:
State	$(3,599)	$(343,940)	$(255,172)

Deferred:
Federal	8,676,371	4,113,560	955,548
State	3,892,419	296,424	31,744

	12,568,790	4,409,984	987,292

Increase in deferred income tax asset valuation allowance	(12,568,790)	(4,409,984)	(987,292)

Total income tax provision	$(3,599)	$(343,940)	$(255,172)

      A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the fiscal years ended September 30:

	2003	2002	2001

Federal statutory rate	(34)%	(34)%	34%
Increase in deferred income tax asset valuation allowance	54	42	202
State income taxes, net of federal effect	(6)	(6)	6
Research and development credits	(5)	(2)	(73)
Foreign tax credit	—	(3)	(52)
State net operating loss limitations	(1)	3	(40)
Other	(9)	4	(26)

Effective income tax rate	0%	3%	52%

AVANIR PHARMACEUTICALS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income tax balance were as follows:

	September 30,

	2003	2002

Net operating loss carryforwards	$27,144,360	$27,450,282
Deferred revenue	9,742,947	—
Research credit carryforwards	6,975,107	4,311,962
Capitalized research and development costs	2,165,757	1,345,118
Capitalized license fees	741,529	827,824
Foreign tax credits	595,912	595,912
Other	(149,668)	116,056

Net deferred income tax assets	47,215,944	34,647,154
Less valuation allowance for net deferred income tax assets	(47,215,944)	(34,647,154)

	$—	$—

      We have provided a full valuation allowance against the net deferred income tax assets recorded as of September 30, 2003 and 2002 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire on various dates through 2023. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carry forwards that we may use in any year. As of September 30, 2003, we had $75,982,344 and $14,823,113 of Federal and California net operating loss carryforwards, respectively.

11.     Employee Savings Plan

      We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts 2% to 20% of their salary, subject to annual limits. We are not required to make matching contributions under the plan. In fiscal 2003, we contributed $70,753 to the plan. We did not make a contribution in either of fiscal years 2002 and 2001, or in any prior period since inception of the plan.

* * * * *