Form 10-Q
period 2003-12-31
AVANIR PHARMACEUTICALS
filed 2004-02-13
CIK 858803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to __________.

Commission File No. 0-18734

AVANIR PHARMACEUTICALS

(Exact name of registrant as specified in its charter)

California	33-0314804
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11388 Sorrento Valley Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

As of February 4, 2004, the registrant had 71,266,550 shares of Class A common stock issued and outstanding.

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Independent Accountants’ Report	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	31

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders
Avanir Pharmaceuticals

We have reviewed the accompanying consolidated balance sheet of Avanir Pharmaceuticals (the “Company”) and subsidiary as of December 31, 2003 and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated December 19, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

San Diego, California
February 13, 2004

Avanir Pharmaceuticals

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$12,989,511	$12,198,408
Short-term investments in securities	4,559,631	3,888,798
Accounts receivable	1,093,508	271,681
Inventory	12,404	210,854
Prepaid expenses	1,116,984	1,564,315

Total current assets	19,772,038	18,134,056
Investments in securities	103,694	513,486
Restricted investments in securities	856,597	856,597
Property and equipment, net	7,434,759	7,742,005
Intangible assets, net	2,351,595	2,131,209
Other assets	267,904	267,904

TOTAL ASSETS	$30,786,587	$29,645,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,695,765	$2,853,604
Accrued expenses and other liabilities	2,402,701	1,806,058
Accrued compensation and payroll taxes	542,000	626,154
Notes payable	295,916	244,805
Current portion of deferred revenue	2,005,016	1,841,865
Current portion of capital lease obligations	146,279	142,354

Total current liabilities	8,087,677	7,514,840
Deferred revenue, net of current portion	20,252,020	20,900,776
Capital lease obligations, net of current portion	154,301	192,410

Total liabilities	28,493,998	28,608,026

Contingencies (Note 13)
Shareholders’ equity:
Preferred stock — no par value, 9,999,500 shares authorized:
Series C Junior Participating - 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — no par value:
Class A - 99,288,000 shares authorized; 71,208,750 and 65,816,434 shares issued and outstanding as of December 31, 2003 and September 30, 2003, respectively	104,858,602	97,286,433
Class B - 712,000 shares authorized; 3,500 and 13,500 shares issued and outstanding as of December 31, 2003 and September 30, 2003, respectively (convertible into Class A common stock)	3,395	8,395
Accumulated deficit	(102,531,261)	(96,251,049)
Accumulated other comprehensive loss	(38,147)	(6,548)

Total shareholders’ equity	2,292,589	1,037,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,786,587	$29,645,257

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,

	2003	2002

REVENUES:
Product sales	$769,938	$17,400
Royalties and sale of royalty rights	538,496	593,295
Government research grants	198,211	158,411
Research contracts and licenses	3,000	50,000

Total revenues	1,509,645	819,106

OPERATING EXPENSES:
Research and development	5,363,683	3,611,622
General and administrative	1,407,896	1,078,946
Sales and marketing	858,511	425,129
Cost of product sales	210,090	3,102

Total operating expenses	7,840,180	5,118,799

LOSS FROM OPERATIONS	(6,330,535)	(4,299,693)
Interest income	55,542	68,022
Other income	7,647	5,846
Interest expense	(10,808)	(10,574)

LOSS BEFORE INCOME TAXES	(6,278,154)	(4,236,399)
Provision for income taxes	(2,058)	(1,600)

NET LOSS	$(6,280,212)	$(4,237,999)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss	$(6,280,212)	$(4,237,999)
Dividends on redeemable convertible preferred stock	—	(6,250)
Accretion of discount related to redeemable convertible preferred stock	—	(4,609)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,280,212)	$(4,248,858)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	67,804,604	58,296,555

See notes to consolidated financial statements.

Avanir Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(6,280,212)	$(4,237,999)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	393,495	186,900
Compensation paid with stock options	14,543	46,435
Loss on disposal of assets	—	212
Changes in assets and liabilities:
Accounts receivable	(821,827)	866,216
Inventory	198,450	3,102
Prepaid expenses and other assets	447,331	(5,208)
Accounts payable	(157,839)	(770,595)
Accrued expenses and other liabilities	596,643	(18,452)
Accrued compensation and payroll taxes	(84,154)	(53,641)
Deferred revenue	(485,605)	20,068,308

Net cash provided by (used for) operating activities	(6,179,175)	16,085,278

INVESTING ACTIVITIES:
Investments in securities	(992,640)	(699,040)
Proceeds from sales and maturities of investments in securities	700,000	1,800,000
Patent costs	(238,249)	(123,682)
Purchases of property and equipment	(68,386)	(2,003,630)

Net cash used for investing activities	(599,275)	(1,026,352)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	7,552,626	25,500
Dividends paid on preferred stock	—	(6,250)
Proceeds from issuance of notes payable	159,918	—
Payments on notes and capital lease obligations	(142,991)	(140,362)

Net cash provided by (used for) financing activities	7,569,553	(121,112)

Net increase in cash and cash equivalents	791,103	14,937,814
Cash and cash equivalents at beginning of period	12,198,408	8,630,547

Cash and cash equivalents at end of period	$12,989,511	$23,568,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,808	$10,574
Income taxes paid	$2,058	$1,600

See notes to consolidated financial statements.

Avanir Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Avanir Pharmaceuticals (“Avanir,” “we” or the “Company”) has prepared the unaudited consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2003 and September 30, 2003, and the results of operations for the three months ended December 31, 2003 and 2002, have been made. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results for the fiscal year ending September 30, 2004 or any future periods.

2. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

If compensation cost had been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss would have been higher by $291,002 and $485,679 for the three months ended December 31, 2003 and 2002, respectively, as summarized in the following table.

	Three Months Ended December 31,

	2003	2002

Net loss attributable to common shareholders, as reported	$(6,280,212)	$(4,248,858)
Add: Stock-based employee compensation included in reported net loss attributable to common shareholders	11,842	30,173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(302,844)	(515,852)

Pro forma net loss attributable to common shareholders	$(6,571,214)	$(4,734,537)

Net loss per share:
Basic and diluted — as reported	$(0.09)	$(0.07)
Basic and diluted — pro forma	$(0.10)	$(0.08)

The Company accounts for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the purpose of determining compensation expense for stock options granted to non-employees, all of the Company’s directors are considered to be employees.

3. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with the current period presentation.

4. BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

Property and equipment. Property and equipment consist of the following:

	December 31, 2003			September 30, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net

Research and development equipment	$3,590,040	$(1,491,428)	$2,098,612	$3,544,343	$(1,331,544)	$2,212,799
Computer equipment and related software	1,001,911	(425,233)	576,678	1,000,206	(383,512)	616,694
Leasehold improvements	5,018,345	(595,447)	4,422,898	5,000,147	(445,435)	4,554,712
Office equipment, furniture, and fixtures	552,650	(216,079)	336,571	549,864	(192,064)	357,800

Total property and equipment	$10,162,946	$(2,728,187)	$7,434,759	$10,094,560	$(2,352,555)	$7,742,005

Intangible assets. Intangible assets with indefinite useful lives consist of costs of trademarks for Avanir and Xenerex and similar names intended for use or potential use in the United States and the rest of the world. The Company reviews intangible assets with indefinite useful lives at least annually for impairment, following the guidelines established in Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets, (SFAS No. 142). There were no impairments to trademarks during the three months ended December 31, 2003 and 2002. Intangible assets with finite lives are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” Avanir’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

Intangible assets, consisting of both intangible assets with finite and indefinite useful lives, are as follows.

	December 31, 2003			September 30, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Intangible assets with finite lives:
Patent applications pending	$1,695,107	$—	$1,695,107	$1,464,859	$—	$1,464,859
Patents	863,057	(271,954)	591,103	855,799	(254,657)	601,142
Licenses	42,461	(13,949)	28,512	42,461	(13,383)	29,078

Total intangible assets with finite lives	2,600,625	(285,903)	2,314,722	2,363,119	(268,040)	2,095,079
Intangible assets with indefinite useful lives	36,873	—	36,873	36,130	—	36,130

Total intangible assets	$2,637,498	$(285,903)	$2,351,595	$2,399,249	$(268,040)	$2,131,209

Amortization expense related to amortizable intangible assets was approximately $18,000 and $16,000 for the three months ended December 31, 2003 and 2002, respectively. Based solely on the amortizable intangible assets as of December 31, 2003, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense
Fiscal year ending September 30,
2004	$52,456
2005	69,710
2006	69,103
2007	67,269
2008	66,608
Thereafter	294,469

Subtotal	619,615
Patent applications pending	1,695,107

Total	$2,314,722

5. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

7. DEFERRED REVENUE

On December 24, 2002, Avanir sold an undivided interest in its Abreva® license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. We recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue over the life of the license agreement, because of our ongoing involvement in earning future revenues under our license agreement with SB. The following table sets forth the deferred revenue balances for the Drug Royalty USA agreement and other agreements as of December 31, 2003 and September 30, 2003. The portion of deferred revenue classified as a current liability represents the amount Avanir expects to realize as revenue within the next 12 months.

	Drug Royalty	Other
	USA Agreement	Agreements	Total

Deferred revenue as of September 30, 2003	$22,509,308	$233,333	$22,742,641
Changes during period:
Additions to deferred revenue	—	50,000	50,000
Recognized as revenue during period	(535,605)	—	(535,605)

Deferred revenue as of December 31, 2003	$21,973,703	$283,333	$22,257,036

Classified as:
Current portion of deferred revenue	$1,721,683	$283,333	$2,005,016
Deferred revenue, net of current portion	20,252,020	—	20,252,020

Total deferred revenue	$21,973,703	$283,333	$22,257,036

8. REVENUE RECOGNITION

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Royalty revenues. We recognize royalty revenues from license agreements when earned. Net sales figures used for calculating royalties due the Company can often include deductions for costs of unsaleable returns, managed care charge-backs, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement.

Revenues from sale of royalty rights. In agreements where we have sold our rights to future royalties under license agreements and we maintain continuing involvement in earning such royalties, we defer revenues and recognize them over the life of the license agreement. For example, in the sale of an undivided interest of our Abreva license agreement to Drug Royalty USA, revenue recognition is being determined under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount.

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

9. INVESTMENTS

The following tables summarize the Company’s investments in securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value

As of December 31, 2003:
Certificates of deposit	$1,356,597	$11,799	$—	$1,368,396
Adjustable rate mutual fund (2)	3,014,365	—	(37,446)	2,976,919
Government debt securities	1,187,107	—	(12,500)	1,174,607

Total	$5,558,069	$11,799	$(49,946)	$5,519,922

Reported as:
Short-term investments:
Classified as available-for-sale	$4,559,631

Long-term investments:
Classified as available-for-sale	103,694
Restricted investments (3)	856,597

Long-term investments	960,291

Total	$5,519,922

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (4)	Losses (4)	Value

As of September 30, 2003:
Certificates of deposit	$2,056,597	$15,575	$—	$2,072,172
Adjustable rate mutual fund (2)	3,014,365	—	(18,723)	2,995,642
Government debt securities	194,467	—	(3,400)	191,067

Total	$5,265,429	$15,575	$(22,123)	$5,258,881

Reported as:
Short-term investments:
Classified as available-for-sale	$3,888,798

Long-term investments:
Classified as available-for-sale	513,486
Restricted investments (3)	856,597

Long-term investments	1,370,083

Total	$5,258,881

(1)	Gross unrealized gains of $11,799 and gross unrealized losses of $49,946 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $38,147, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of December 31, 2003.

(2)	Represents an investment in a mutual fund that invests primarily in adjustable rate mortgage-backed securities.

(3)	Restricted investments amounting to $856,597 as of both December 31, 2003 and September 30, 2003 represent amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $15,575 and gross unrealized losses of $22,123 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $6,548, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2003.

10. COMPUTATION OF NET LOSS PER COMMON SHARE

We compute basic net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In the accompanying consolidated statements of operations, we have presented our net loss per share for the three-month periods ended December 31, 2003 and 2002 using the Basic EPS Method and the Diluted EPS Method. The shares of common stock issuable upon exercise of stock options and warrants and conversion of preferred stock under the Diluted EPS Method were excluded from the three-month periods ended December 31, 2003 and 2002, as the inclusion of such shares would have been anti-dilutive.

The following table provides a reconciliation from the basic to the diluted EPS computations for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31,

	2003	2002

Numerator:
Net loss	$(6,280,212)	$(4,237,999)
Less:
Dividends on redeemable convertible preferred stock	—	(6,250)
Accretion of discount related to redeemable convertible preferred stock	—	(4,609)

Net loss attributable to common shareholders for basic earnings per share computation	(6,280,212)	(4,248,858)
Effect of dilutive securities:
Stock options, warrants and convertible preferred stock (1)(2)	—	—

Net loss attributable to common shareholders for diluted earnings per share computation	$(6,280,212)	$(4,248,858)

Denominator:
Shares for basic and diluted net loss per share — weighted average shares outstanding	67,804,604	58,296,555

Basic and diluted net loss per share	$(0.09)	$(0.07)

(1)	For the three months ended December 31, 2003 and 2002, options to purchase 5,285,588 and 5,758,176 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

(2)	For the three months ended December 31, 2003 and 2002, warrants to purchase 5,680,759 and 1,084,550 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

11. SHAREHOLDERS’ EQUITY

Preferred stock. Preferred stock consists of Series C Junior Participating Preferred Stock, of which none is outstanding.

Class A common stock. On December 5, 2003, we sold and issued 5,382,316 shares of Class A common stock and five-year warrants to purchase an additional 3,229,389 shares of Class A common stock to several accredited investors and received $8,019,652 in gross proceeds. The exercise price of the warrants is $1.75 per share. The financing transaction was made pursuant to the terms of a securities purchase agreement that provided each investor with a five-year warrant to purchase six-tenths of a share of Class A common stock for every share of Class A common stock purchased under the agreement. The effect of the financing transaction was an increase in cash and shareholders’ equity in the amount of $7,552,626, after taking into effect the costs of the transaction. The placement agent was paid $415,000 in fees and expenses, and was issued a five-year warrant to purchase 161,470 shares of the Company’s Class A common stock at $1.75 per share, in connection with this transaction.

Class B common stock conversions. As of December 31, 2003 and September 30, 2003 there were 3,500 and 13,500 shares of Class B common stock outstanding, respectively. During the three-month period ended December 31, 2003, 10,000 shares of Class B common stock were converted to 10,000 shares of Class A common stock. On January 16, 2004 the remaining 3,500 shares of Class B common stock were converted to 3,500 shares of Class A common stock.

12.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, were applicable to entities deemed special purpose entities effective on December 31, 2003 and will be applicable to entities not deemed special purpose entities effective on March 31, 2004. The application of the provisions of FIN 46 that became effective on December 31, 2003 did not have a material impact on the Company’s financial statements. The effect, if any, on the Company’s financial statements of the remaining provisions of FIN 46 has not yet been determined.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions as they related to Avanir are included to identify forward-looking statements. Many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors that Might Affect Future Results,” and in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

EXECUTIVE OVERVIEW

We are a drug discovery and development company focused primarily on novel treatments for chronic diseases. We have one product that has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of cold sores, docosanol 10% cream (sold as Abreva® by our marketing partner, GlaxoSmithKline Consumer Healthcare, in North America), and have several product candidates in clinical development. Our most advanced product candidate, Neurodex™, is in Phase III clinical development for the treatment of pseudobulbar affect (“PBA”), also known as emotional lability or pathological laughing or crying. Neurodex is also in Phase II clinical development for the treatment of neuropathic pain. A potential product for allergy and asthma, AVP-13358, is in Phase I clinical development. We also have preclinical research programs targeting inflammatory diseases, atherosclerosis, and cancer. The following graph illustrates the development status of our product candidates.

The continued development of these product candidates and the potential launch of a new drug is capital intensive and we expect that our development and operational costs will continue to exceed revenues from existing sources for at least the next two years. Accordingly, we will need to raise significant amounts of additional funds during this two-year period to finance our research and development activities and operations. We may do so through licensing or other collaboration arrangements, issuing equity or debt securities, or through the sale of one or more of our platform technologies or new drug candidates. If we are unable to license one or more of our new drug candidates, or raise funds through other alternatives in a timely manner, we may have to slow the rate of development of some of our early-stage programs or sell the rights to one or more of our new drug candidates. We funded operations during fiscal 2003 and the first quarter of fiscal 2004 primarily through the sale of common stock and warrants and the sale of an undivided interest in our Abreva® license agreement with a GlaxoSmithKline subsidiary, SB Pharmco Puerto Rico, Inc. (“GlaxoSmithKline”), which is described in the following paragraph.

Our most significant product license to date is with GlaxoSmithKline for the right to sell Abreva in North America for the treatment of cold sores. In December 2002, we sold an undivided interest in our license with GlaxoSmithKline to Drug Royalty USA for $24.1 million, under which we retained one-half of all royalties from GlaxoSmithKline on annual Abreva sales in excess of $62 million. Although we have received the $24.1 million in sale proceeds under this contract, the revenues have been deferred in accordance with accounting principles generally accepted in the United States and we are recognizing a portion of the revenue each quarter through April 2014.

We are seeking additional licensees for docosanol 10% cream in Europe and Japan and, in November 2003, the Swedish Medical Products Agency approved docosanol 10% cream for marketing as a non-prescription, over-the-counter (“OTC”) topical treatment for cold sores. Sweden is acting as the Reference Member State for obtaining further regulatory approvals of docosanol 10% cream in the European Union. We expect that the Swedish approval will serve to facilitate regulatory approval in additional countries in the European Union through what is known as the “mutual recognition process.” We also believe that European regulatory approvals will make the drug more attractive for licensing.

Our current Phase III clinical trial for Neurodex in the treatment of PBA has achieved over 90% of planned patient enrollments as of February 6, 2004. We expect to complete the remainder of enrollments by the end of March 2004. If the results of the trial are favorable, we expect to submit a new drug application (“NDA”) to the FDA for the drug in the second half of this calendar year. We may license Neurodex for distribution in the United States and other countries, or elect to market the drug directly with a co-promotion partner, if the FDA approves the product. If we choose to market the drug directly, we will need to raise additional capital to fund the creation of a sales force and working capital related to manufacturing, promotion and sales of the product. If we are able to obtain approval from the FDA in the second half of 2005 to market Neurodex, and launch Neurodex shortly thereafter, we expect that revenues from sales of the product will begin to contribute operating cash flows in fiscal 2006.

Regarding our other clinical and preclinical development programs, we intend to develop those programs to Phase II “proof of concept” and then license those programs to major pharmaceutical companies. We are pursuing this strategy for these programs because we do not have sufficient human or capital resources to carry out all phases of clinical development.

RESULTS OF OPERATIONS –
THREE MONTHS ENDED DECEMBER 31, 2003

Revenues

Revenues in the first quarter of fiscal 2004 amounted to $1.5 million, including $770,000 from sales of the active ingredient docosanol to licensees, $536,000 from the recognition of deferred revenues relating to the sale of an undivided interest in our Abreva® license agreement to Drug Royalty USA (see Note 7, “Deferred Revenue,” in the accompanying consolidated financial statements), and $198,000 from government research grants. Revenues in the first quarter of fiscal 2003 amounted to $819,000, including $589,000 from the recognition of deferred revenues relating to the sale of an undivided interest in our Abreva license agreement to Drug Royalty USA and $158,000 from government research grants.

During fiscal 2004, we expect to recognize approximately $2.0 million in revenues from the recognition of deferred revenues relating to the sale of an undivided interest in our Abreva license agreement to Drug Royalty USA and other contracts, approximately $800,000 in sales of the active ingredient docosanol to licensees, and approximately $800,000 in revenues from government research grants. Projected revenues from other sources, such as license fees, milestone payments, and royalties on foreign sales of licensed products, will depend substantially on the timing of approval decisions for docosanol 10% cream by foreign regulatory agencies and our ability to enter into additional license arrangements and achieve milestones under those arrangements. Such arrangements could be in the form of licensing or partnering arrangements for docosanol 10% cream or for our other product development programs for the treatment of PBA, neuropathic pain, allergy and asthma, and cholesterol. Such product programs could take years of additional development before they reach the stage of licensing, if ever, by other pharmaceutical companies.

Revenue-generating Contracts

In December 2003, we entered into a license agreement with Peregrine Pharmacuticals, Inc. that licenses an antibody that we developed for a cancer target provided by Peregrine. Other commercial contracts that remained active during the first quarter of fiscal 2004 include five docosanol 10% cream (e.g. Abreva) license agreements, one Neurodex sublicense, and two antibody research service agreements. For the last three years, the GlaxoSmithKline license arrangement has been our most significant revenue source, representing approximately 95% of the Company’s revenues during the last three fiscal years.

Expenses

Operating expenses. Total operating expenses were $7.8 million in the first quarter of fiscal 2004, compared to $5.1 million in the same period in fiscal 2003. The 53% increase in operating expenses was primarily caused by a 49% increase in spending on research and development programs and over a 100% increase in spending on sales and marketing programs. Research and development programs accounted for 68% and 71% of total operating expenses for the fiscal quarters ended December 31, 2003 and 2002, respectively. Sales and marketing expenses accounted for 11% and 8% of total operating expenses for the fiscal quarters ended December 31, 2003 and 2002, respectively. These and other costs are more fully described below.

	Three Months Ended
	December 31,

	2003	2002

Operating expenses:
Research and development	68%	71%
General and administrative	18%	21%
Sales and marketing	11%	8%
Cost of product sales	3%	—

Total operating expenses	100%	100%

Research and development (“R&D”) expenses. R&D expenses were $5.4 million in the first fiscal quarter of 2004, compared to $3.6 million in the same period a year ago. The Phase III clinical trial for Neurodex in the treatment of PBA in patients with MS accounted for 33% of all R&D spending in the first quarter of fiscal 2004. Costs associated with completion of toxicology and other preclinical research related to Avanir’s lead compound for the treatment of allergies and asthma accounted for 20% of total R&D spending in the first quarter of fiscal 2004. The balance of R&D spending was for other programs, including preclinical research related to inflammation and cholesterol-lowering compounds and antibody research programs. We expect R&D spending will continue at the current rate through the next several quarters as we continue the Phase III clinical trial and open label study of Neurodex, the Phase I clinical trials of AVP-13358, and preclinical research related to cholesterol reduction and inflammation.

In the first quarter fiscal 2003, approximately one-third of R&D expenses were related to completion of toxicology and other preclinical research related to treatments for allergies and asthma. The Phase III clinical trial for Neurodex in the treatment of PBA in patients with MS accounted for 16% of all R&D spending. The balance of R&D spending was divided primarily among research related to inflammation, cholesterol-lowering compounds, and antibody research programs.

Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, for many of our larger development programs, we intend to license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those projects and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and foreign regulatory agencies. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of submitting an NDA to the FDA or that any NDA will be approved. The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Expenses

	Three Months Ended
			Inception	Estimated Cost
	December 31,		Through	To License
			December 31,	or Complete
	2003 (1)	2002 (1)	2003(1)(2)	Project (1)

Major Company-Funded Projects:
Develop Neurodex for FDA marketing approval in treating PBA. Estimated timing to complete remaining phases of project necessary to submit an NDA to FDA: 0.5 year	$1,776,708	$577,072	$12,232,357	$5M
Develop Neurodex for neuropathic pain. Phase II open-label study completed	594,463	100,908	5,352,535	(3)
Development program for allergy and asthma (IgE regulator). Program was expanded to include Phase IIa. Estimated timing to complete Phase IIa and license the product: up to 2 years	1,065,344	1,234,742	15,570,295	$16M	(4)
Preclinical anti-inflammatory research program (MIF inhibitor). Program was expanded to include Phase IIa. Estimated timing to complete Phase IIa and to license the product: up to 4 years	611,112	624,716	5,658,646	$23M	(4)
Preclinical cholesterol reduction program. Estimated timing to complete proof of concept and license product: up to 3.5 years	223,505	227,148	2,124,145	$27M
Government-Funded Projects:
Preclinical research, primarily for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects varies from one to two years	226,991	170,874	1,308,887	$0.6M	(5)
Other Research Projects:
Other research projects are primarily in the areas involving monoclonal antibodies and docosanol. The costs and timing to complete these projects are unpredictable because of the uncertainty of outcomes of our research	865,560	676,162	12,266,778

Total	$5,363,683	$3,611,622	$54,513,643

(1)	Each project includes allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking costs for these research programs.

(3)	Clinical development, licensing and/or co-promotion strategies are being evaluated. See “Research and Development Program Status and Plans.” Program expenditures for Neurodex for the treatment of neuropathic pain during each of the listed periods include allocated costs of certain research programs that are shared with Neurodex for PBA.

(4)	Timing and projected costs to license IgE and MIF programs have been increased to include clinical development through Phase IIa. Previously, estimated costs and timing included development only through Phase I.

(5)	State and Federal research grants totaling $1.5 million are for research related to genital herpes, anthrax, cytomegalovirus (“CMV”) and a blood donor program.

Research and Development Program Status and Plans

Neurodex for the treatment of PBA. We are nearing completion of enrollment in a 140-patient Phase III clinical trial of Neurodex for the treatment of PBA in patients with MS. We are also engaged in a 300-patient open label study for the treatment of PBA in a broader pool of patients who could have any one of several neurodegenerative diseases. Prior to engaging in these studies, we had completed the initial Phase III clinical trial of PBA in patients with ALS, in May 2002. Our goal is to submit an NDA to the FDA in the second half of the 2004 calendar year.

Neurodex for the treatment of neuropathic pain. This program remains in the Phase II stage of clinical development while we evaluate alternatives for continued development of Neurodex in the treatment of neuropathic pain, including continuing development with our own expenditures or with the funding of a potential co-promotion partner or potential licensee. In mid-2003, we successfully completed a four-week open-label dose escalation study of Neurodex in patients with painful diabetic neuropathy. There can be no assurances as to the timing of a license or co-promotion arrangement, if any.

Development program for allergy and asthma (IgE regulator). In January 2004 we changed our strategy to extend the program development timeline to include Phase IIa clinical trials to enhance the program’s value to potential licensees. As a result, we increased the estimated costs by $8.0 million. Previously, we included costs only through Phase I testing. In October 2003, we announced that AVP-13358 was well tolerated at single rising doses up to five milligrams in a randomized, placebo-controlled Phase I clinical trial. Presence of the drug in the bloodstream, or exposure, was demonstrated at all four oral dose levels tested between one and five milligrams. AVP-13358 is a novel drug molecule discovered by Avanir scientists that is intended to inhibit the production of IgE, a well-known mediator of allergy and asthma. Phase I trials are intended to establish safety of the drug in single rising doses in healthy volunteers. These trials will be followed by Phase Ib clinical trials using rising multi-doses in healthy patients. Assuming the successful completion of Phase I clinical trials and adequate funds to continue development without a partner, we intend to continue development of the drug through Phase IIa. Assuming the results of such additional studies are favorable, we expect to license the drug to a larger pharmaceutical company for further development.

Cholesterol reduction. We are engaged in preclinical research focused on certain types of small molecules that can be taken orally as a potential treatment of hyper-cholesterolemia (high cholesterol). Cholesterol is transported in the blood in large cholesterol-rich particles called lipoproteins. Generally, low-density lipoproteins (LDL) deliver the cholesterol to peripheral tissues including aorta and coronary arteries, whereas high-density lipoproteins (HDL) remove excess cholesterol from peripheral tissues, and transport it to the liver for elimination. The process is also known as reverse cholesterol transport (“RCT”). We are evaluating certain compounds that may be capable of accelerating the removal of excess cholesterol from peripheral tissues. We estimate the costs to develop selected compounds to the stage of being able to demonstrate the proof of concept and to license the compound to be $27 million.

Anti-inflammatory research program (MIF inhibitor). In January 2004 we changed our strategy to extend the program development timeline to include Phase IIa clinical trials, to enhance the program’s value to potential licensees. As a result, we increased the estimated costs by $12 million and timing to completion of Phase IIa and licensing the product by one year. Previously, we included costs and timing only through Phase I. We are currently conducting research on several potential drug candidates capable of inhibiting or blocking the activity of macrophage migration inhibitory factor (“MIF”). Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis and asthma. Assuming we are successful in finding a lead compound and submitting an investigational new drug (“IND”) application to the FDA, and successfully completing some of the initial studies, we intend to license the compound to another pharmaceutical company for further development. Any delays to our product development timeline or in submitting an IND could cause a similar delay in the timing of when we expect that we could license our MIF technology.

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

Monoclonal antibodies research. In December 2003 we announced that we had entered into a license agreement with Peregrine Pharmaceuticals for one of the antibodies that we had developed for the treatment of solid tumor cancers. Also in December 2003, we presented positive new data on our panel of human antibodies against the key toxin of the Class A biowarfare agent anthrax. Two of Avanir’s most potent anthrax antibodies, AVP 21D9 and AVP 22G12, appear unique both in mechanism of action and in terms of the binding site on the anthrax toxin. AVP 21D9 is currently in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections. Ultimately, Avanir plans to submit an IND application seeking clearance from the FDA to begin clinical trials to evaluate the safety, tolerability, and pharmacology of AVP 21D9 in healthy human subjects. Much of our work targeting infectious diseases has been funded by government research grants. Because all of our research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

General and administrative expenses. General and administrative expenses amounted to $1.4 million in the first quarter of fiscal 2004, representing a 30% increase over expenses of $1.1 million in the same period in the prior year. Higher expenses were primarily attributable to a $331,000 increase in expenses related to human resource programs and an $87,000 increase in building occupancy costs, including rent, utilities, maintenance and insurance resulting from the addition of office space in January 2003, partially offset by a $41,000 reduction in investor relations expenses due primarily to discontinuation of outside contract services. The Company expects that general and administrative expenses will remain about the same over the next two quarters.

Sales and marketing expenses. During the first quarter of fiscal 2004, sales and marketing expenses were $859,000, compared to $425,000 in the same period a year ago. Higher expenses in the first fiscal quarter of 2004 were related primarily to the addition of approximately $374,000 in medical education and awareness programs for PBA and pre-launch planning activities for Neurodex, and $98,000 for market research. We expect that sales and marketing expenses will continue at the current rate for at least the next two quarters and increase thereafter if Phase III clinical trial results for Neurodex are favorable.

Net Loss

For the first quarter of fiscal 2004, the net loss attributable to common shareholders was $6.3 million, compared to $4.2 million for the same period a year ago. The basic and diluted net loss per share was $0.09 for the first quarter of fiscal 2004, compared to $0.07 for the same period a year ago. We expect to continue to pursue our drug development strategy focused on the development of Neurodex, followed by other programs in earlier stages of development that are in large therapeutic areas and that have significant partnering and licensing potential. To help fund and develop our products, we intend to seek licensees and partners to share the costs of development. Some of these potential license arrangements could materially change our outlook for future revenues and costs. However, the timing of such potential arrangements is unpredictable.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash, cash equivalents, and investments in securities totaling $18.5 million and a net working capital balance of $11.7 million. As of September 30, 2003, we had cash, cash equivalents and investments in securities of $17.5 million and a net working capital balance of $10.6 million. Explanations of net cash provided by or used for operating, investing and financing activities are provided below.

	December 31,	Increase	September 30,
	2003	During Period	2003

Cash, cash equivalents and investments in securities	$18,509,433	$1,052,144	$17,457,289
Cash and cash equivalents	$12,989,511	$791,103	$12,198,408
Net working capital	$11,684,361	$1,065,145	$10,619,216

	Quarter ended	Change	Quarter ended
	December 31,	Between	December 31,
	2003	Periods	2002

Net cash provided by (used for) operating activities	$(6,179,175)	$(22,264,453)	$16,085,278
Net cash used for investing activities	(599,275)	427,077	(1,026,352)
Net cash provided by (used for) financing activities	7,569,553	7,690,665	(121,112)

Net increase in cash and cash equivalents	$791,103	$(14,146,711)	$14,937,814

Operating activities. Net cash used for operating activities amounted to $6.2 million in the first quarter of fiscal 2004, compared to $16.1 million in cash provided by operating activities during the same period a year ago. For the first quarter of fiscal 2004, the net loss of $6.3 million accounted for most of the cash used for operating activities. Also during the period, accounts receivable increased by $821,827, representing sales of the active ingredient docosanol to licensees and services provided under government grants for which payments were received after the quarter ended. Also, inventory declined by $198,450, representing the cost of docosanol sold to various licensees. We intend to replenish our docosanol inventory later in the year. The net cash provided by operating activities in the first quarter of fiscal 2003 includes $20.4 million in cash, net of transaction costs, received from Drug Royalty USA on December 24, 2002, from the sale of an undivided interest in our Abreva® license agreement with GlaxoSmithKline. The sale of rights to future Abreva royalties was recorded as deferred revenue on the date of sale. (See Note 7, “Deferred Revenue” in the accompanying notes to the consolidated financial statements.)

Investing activities. Net cash used for investing activities during the first quarter of fiscal 2004 amounted to $599,000, including investments in securities totaling $993,000, purchases of property and equipment of $68,000 and patent costs of $238,000, partially offset by sales and maturities of investments totaling $700,000. Net cash used for investing activities during the first quarter fiscal 2003 amounted to $1.0 million, including investments in securities totaling $699,000, purchases of property and equipment of $2.0 million and patent costs of $124,000, partially offset by sales and maturities of investments totaling $1.8 million. Capital expenditures were substantially lower in the first quarter of fiscal 2004, compared to the same period a year ago when the Company was engaged in making leasehold improvements to additional office and laboratory space.

Financing activities. Net cash provided by financing activities amounted to $7.6 million during the first quarter of fiscal 2004, consisting primarily of $7.6 million received from the sale of Class A common stock and warrants in December 2003. Net cash used for financing activities amounted to $121,000 in the first quarter of fiscal 2003, consisting primarily of payments on notes and capital lease obligations.

We believe that cash, cash equivalents, and investments in securities totaling $18.5 million at December 31, 2003, plus anticipated future revenues, should be sufficient to sustain our planned level of operations for at least the next 12 months. However, to continue to fund the development of our new drug candidates and technology platforms during at least the next two years, we expect to continue to pursue various alternatives for raising capital during this two-year period. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of any of our platform technologies or new drug candidates.

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

Milestone Payments in License Agreements

We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them over the life of the agreement when we have continuing obligations to perform under the agreement.

Our largest and most significant license agreement is with SB Pharmco Puerto Rico, Inc., a subsidiary of GlaxoSmithKline (“GlaxoSmithKline”). On March 31, 2000, we transferred the rights to manufacture, use, and sell Abreva in the United States and Canada to GlaxoSmithKline and gave them full control, authority and responsibility over research, development, regulatory compliance activities (including actions required to obtain appropriate government approvals), and commercialization of the product in those territories. GlaxoSmithKline has achieved and paid all of the performance milestones under the agreement. With regard to the milestones, we have no further performance obligations. Future revenues, if any, to be earned under the GlaxoSmithKline agreement will come solely from royalty revenues.

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

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through December 31, 2003, substantially all of our royalties have come from

GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sales of Rights to Future Royalties

In fiscal 2003, we sold an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA for $24.1 million. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we recorded the amount received from Drug Royalty USA, net of costs of the transaction and forgiveness of certain advances, as deferred revenue. The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method over the period from October 2002 through April 2014. The portion of deferred revenue classified as a current liability represents the amount that we expect to realize as revenue within the next 12 months. (See Note 7, “Deferred Revenue,” in the accompanying consolidated financial statements.)

Recognition of Revenues in Research Contracts

In certain circumstances, we may enter into research contracts or collaborations that have obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations, as discussed below.

Antibody generation services. As of December 31, 2003, we were engaged in work on two research collaboration agreements, both of which have research initiation fees. In these agreements, the customer provides us with the target antigens. We then perform research services to develop potential antibodies for those antigens. If we are able to estimate the period of service in the contract in advance of beginning the work, then we recognize such research initiation fees ratably as revenue over the estimated period of service. If we are unable to identify the period of service in the contract in advance of beginning the work, we defer research initiation fees and recognize such fees as revenue once we have completed our efforts to create the antibodies. In the research phases of the research collaboration agreement, we may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered, because the earnings process is then complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

•	The performance criteria have been met;

•	Any undelivered products or services are not essential to the functionality of the delivered products or services; and

•	Payment for the delivered products or services is not contingent on delivery of the remaining products or services.

Other research contracts. As with all our research contracts, including the up-front initiation fee, we defer revenue recognition until services have been rendered or products (e.g. developed antibodies) are delivered. The milestones established within the contract are typically set to approximate the effort associated with the completion of each phase.

Recognition of Expenses in Research Contracts

Pursuant to management’s assessment of the progress that has been made on clinical trials and services provided in other research contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods. For example, contracts with organizations that conduct our Phase III clinical trial of Neurodex for the treatment of PBA in patients with multiple sclerosis and our Neurodex open label study, extend beyond one year. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress, and finally, management’s judgment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 12, “Recent Accounting Pronouncements” in the accompanying consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

We expect that we will need to raise additional capital to fund ongoing operations through 2005. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our future revenues and stock price.

In order to maintain sufficient cash and investments for future operations, we will need to raise additional capital. We expect to seek to raise additional capital over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates and sale of shares of our Class A common stock.

•	If we raise capital through licensing or sales of one or more of our technologies and drug candidates, then we may lose an opportunity for product sales if a product is successfully developed, approved by the FDA and marketed. If we license any of our technologies or drug candidates, then the development of the product or technology will no longer be in our control. A licensee might not ever reach any of the milestones in a license agreement and we would not earn any additional payments in such an event. Further, if we sell any of our technologies or drug candidates, the sales price may not cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, then the value of the shares of Class A common stock outstanding will be diluted or reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our common stock and dilute your voting rights in the Company.

•	We may not be able raise capital on terms that we find acceptable, if at all. If we are unable to

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

We may spend millions of dollars in preclinical studies researching the potential safety and efficacy of our drug candidates. If any such drug candidate fails to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve several million dollars. Because of the Company’s limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete development of the drug. We may be unable to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

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

•	Concentration of significant customers, suppliers and industries – Milestone payments, royalties earned, and revenues recognized from the sale of rights to royalties from a single licensee (GlaxoSmithKline) accounted for approximately 73% and 95% of our fiscal 2003 and 2002 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline for North America. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty payments from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase our raw materials from a sole foreign supplier that has been approved for manufacture by the FDA. Any disturbances or delays in the manufacture of the raw materials could seriously and adversely affect our business.

•	Achievement of milestones under license agreements may be outside our control – Recognition of revenue under several of our license agreements may depend solely on the efforts and performance of our licensees in reaching milestones outside of our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Acquisitions/alliances – If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any of our acquisition or alliance activities are not successful.

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

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of six-tenths of a year as of December 31, 2003 (2.0 years as of September 30, 2003). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

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

PART II OTHER INFORMATION

Items 1-5. NOT APPLICABLE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	15.0	Letter on unaudited interim financial information

	31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

          On December 11, 2003, the registrant filed a current report on Form 8-K disclosing, under Items 5 and 7, the closing of a financing on December 5, 2003.

          On December 17, 2003, the registrant filed a current report on Form 8-K furnishing, under Items 7 and 12, a press release announcing the results of operations for the quarter and year ended September 30, 2003.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/Gerald J. Yakatan, Ph.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	February 13, 2004

/s/Gregory P. Hanson, CMA Gregory P. Hanson, CMA	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2004

EXHIBIT INDEX

Exhibit No.	Description

15.0	Letter on unaudited interim financial information
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002