Form 10-Q
period 2004-06-30
AVANIR PHARMACEUTICALS
filed 2004-08-13
CIK 858803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                    .

Commission File No. 0-1734

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

As of August 9, 2004, the registrant had 94,141,411 shares of Class A common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Avanir Pharmaceuticals

We have reviewed the accompanying condensed consolidated balance sheet of Avanir Pharmaceuticals and subsidiary (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2004 and 2003, and of cash flows for the nine-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the PCAOB (United States), the consolidated balance sheet of the Company as of September 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

San Diego, California
August 13, 2004

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,708,480	$12,198,408
Short-term investments in securities	7,523,633	3,888,798
Accounts receivable	219,995	271,681
Inventory	9,302	210,854
Prepaid expenses	1,051,742	1,564,315

Total current assets	28,513,152	18,134,056
Investments in securities	4,189,498	513,486
Restricted investments in securities	856,597	856,597
Property and equipment, net	6,695,196	7,742,005
Intangible assets, net	2,942,603	2,131,209
Other assets	245,496	267,904

TOTAL ASSETS	$43,442,542	$29,645,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,237,091	$2,853,604
Accrued expenses and other liabilities	3,075,215	1,806,058
Accrued compensation and payroll taxes	621,709	626,154
Notes payable	35,854	244,805
Current portion of deferred revenue	1,855,808	1,841,865
Current portion of capital lease obligations	153,734	142,354

Total current liabilities	7,979,411	7,514,840
Deferred revenue, net of current portion	19,605,688	20,900,776
Capital lease obligation, net of current portion	75,706	192,410

Total liabilities	27,660,805	28,608,026

Contingencies (Note 13)
Shareholders’ equity:
Preferred stock – no par value, 10,000,000 and 9,999,500 shares authorized as of June 30, 2004 and September 30, 2003, respectively:
Series C Junior Participating – 1,000,000 share authorized; no shares issued or outstanding	—	—
Common stock – no par value:
Class A – 200,000,000 and 99,288,000 shares authorized as of June 30, 2004 and September 30, 2003, respectively; 94,141,411 and 65,816,434 shares issued and outstanding as of June 30, 2004 and September 30, 2003, respectively	131,733,137	97,286,433
Class B – None and 712,000 shares authorized as of June 30, 2004 and September 30, 2003, respectively; none and 13,500 shares issued and outstanding as of June 30, 2004 and September 30, 2003, respectively (convertible into Class A common stock)	—	8,395
Accumulated deficit	(115,839,310)	(96,251,049)
Accumulated other comprehensive loss	(112,090)	(6,548)

Total shareholders’ equity	15,781,737	1,037,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,442,542	$29,645,257

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Royalties and sale of royalty rights (Note 7)	$351,517	$302,741	$1,237,029	$1,377,486
Government research grants	222,437	95,481	661,968	394,085
Product sales	17,400	—	787,338	17,400
Research contract and licenses	—	—	270,500	50,000

Total revenues	591,354	398,222	2,956,835	1,838,971

OPERATING EXPENSES:
Research and development	5,092,916	4,523,860	15,829,240	12,995,762
General and administrative	1,236,214	1,185,881	4,154,442	3,477,765
Sales and marketing	936,802	727,465	2,517,399	1,758,933
Cost of product sales	3,102	—	213,192	3,102

Total operating expenses	7,269,034	6,437,206	22,714,273	18,235,562

LOSS FROM OPERATIONS	(6,677,680)	(6,038,984)	(19,757,438)	(16,396,591)
Interest income	57,201	49,375	169,469	202,525
Other income	11,116	8,060	30,485	19,919
Interest expense	(7,706)	(11,113)	(28,233)	(34,448)

LOSS BEFORE INCOME TAXES	(6,617,069)	(5,992,662)	(19,585,717)	(16,208,595)
Provision for income taxes	(424)	(36,766)	(2,544)	(36,766)

NET LOSS	$(6,617,493)	$(6,029,428)	$(19,588,261)	$(16,245,361)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss	$(6,617,493)	$(6,029,428)	$(19,588,261)	$(16,245,361)
Dividends on redeemable convertible preferred stock	—	(3,622)	—	(16,122)
Accretion of discount related to redeemable convertible preferred stock	—	(2,705)	—	(11,823)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,617,493)	$(6,035,755)	$(19,588,261)	$(16,273,306)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.08)	$(0.10)	$(0.27)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	78,256,417	58,741,635	73,740,318	58,463,328

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(19,588,261)	$(16,245,361)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,198,306	672,980
Compensation paid with common stock and stock options	32,170	213,749
Loss on disposal of assets	—	1,896
Intangible assets abandoned	—	74,432
Changes in assets and liabilities:
Accounts receivable	51,686	972,035
Inventory	201,552	27,272
Prepaid expenses and other assets	534,981	(194,390)
Accounts payable	(616,513)	(638,200)
Accrued expenses and other liabilities	1,269,157	43,928
Accrued compensation and payroll taxes	(4,445)	(22,972)
Deferred revenue	(1,281,145)	22,911,644

Net cash provided by (used for) operating activities	(18,202,512)	7,817,013

INVESTING ACTIVITIES:
Investments in securities	(8,116,389)	(710,861)
Proceeds from sales and maturities of investments in securities	700,000	2,500,000
Patent costs	(873,111)	(392,741)
Purchases of property and equipment	(89,780)	(5,240,514)

Net cash used for investing activities	(8,379,280)	(3,844,116)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance costs	34,406,139	85,350
Dividends paid on preferred stock	—	(12,500)
Proceeds from issuance of notes payable	159,918	—
Payments on notes and capital lease obligations	(474,193)	(384,647)

Net cash provided by (used for) financing activities	34,091,864	(311,797)

Net increase in cash and cash equivalents	7,510,072	3,661,100
Cash and cash equivalents at beginning of period	12,198,408	8,630,547

Cash and cash equivalents at end of period	$19,708,480	$12,291,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$28,233	$34,448
Income taxes paid	$2,368	$91,600

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Avanir Pharmaceuticals (“Avanir,” “we” or the “Company”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2004, and the results of operations for the three-month and nine-month periods ended June 30, 2004 and 2003 have been made. The results of operations for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results for the fiscal year ending September 30, 2004 or any future periods.

2. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require, companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

If compensation cost had been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss would have been higher by approximately $258,000 and $809,000 for the three-month and nine-month periods ended June 30, 2004, respectively, and approximately $357,000 and $1,239,000 for the three-month and nine-month periods ended 2003, respectively, as summarized in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders, as reported	$(6,617,493)	$(6,035,755)	$(19,588,261)	$(16,273,306)
Add: Stock-based employee compensation included in reported net loss attributable to common shareholders	—	29,343	24,069	205,086
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(258,127)	(386,189)	(832,626)	(1,444,397)

Pro forma net loss attributable to common shareholders	$(6,875,620)	$(6,392,601)	$(20,396,818)	$(17,512,617)

Net loss per share:
Basic and diluted – as reported	$(0.08)	$(0.10)	$(0.27)	$(0.28)
Basic and diluted – pro forma	$(0.09)	$(0.11)	$(0.28)	$(0.30)

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

4. BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

Property and equipment. Property and equipment consist of the following:

	June 30, 2004			September 30, 2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net
Leasehold improvements	$5,030,874	$(897,071)	$4,133,803	$5,000,147	$(445,435)	$4,554,712
Research and development equipment	3,597,372	(1,821,239)	1,776,133	3,544,343	(1,331,544)	2,212,799
Computer equipment and related software	1,003,443	(508,354)	495,089	1,000,206	(383,512)	616,694
Office equipment, furniture and fixtures	552,650	(262,479)	290,171	549,864	(192,064)	357,800

Total property and equipment	$10,184,339	$(3,489,143)	$6,695,196	$10,094,560	$(2,352,555)	$7,742,005

Depreciation expense related to property and equipment was approximately $380,000 and $1,137,000 for the three-month and nine-month periods ended June 30, 2004, respectively, and $265,000 and $607,000 for the same periods, respectively, in the prior year.

Intangible assets. Intangible assets with indefinite useful lives consist of costs of trademarks for Avanir and Xenerex and similar names intended for use or potential use in the United States and the rest of the world. The Company reviews intangible assets with indefinite useful lives at least annually for impairment, following the guidelines established in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). There were no impairments to trademarks during the three-month and nine-month periods ended June 30, 2004 and 2003. Intangible assets with finite lives are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” Avanir’s amortizable intangible assets consist of the costs of patents, patent applications and licenses.

Intangible assets, consisting of both intangible assets with finite and indefinite useful lives, are as follows:

	June 30, 2004			September 30, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Intangible assets with finite lives:
Patent applications pending	$2,253,434	$—	$2,253,434	$1,464,859	$—	$1,464,859
Patents	936,808	(314,675)	622,133	855,799	(254,657)	601,142
Licenses	42,461	(15,081)	27,380	42,461	(13,383)	29,078

Total intangible assets with finite lives	3,232,703	(329,756)	2,902,947	2,363,119	(268,040)	2,095,079
Intangible assets with indefinite useful lives	39,656	—	39,656	36,130	—	36,130

Total intangible assets	$3,272,359	$(329,756)	$2,942,603	$2,399,249	$(268,040)	$2,131,209

Amortization expense related to amortizable intangible assets was approximately $24,000 and $62,000 for the three-month and nine-month periods ended June 30, 2004, respectively, and $17,000 and $52,000 for the same periods, respectively, in the prior year. Based solely on the amortizable intangible assets as of June 30, 2004, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense
Fiscal year ending September 30:
2004 (Remaining three months)	$24,652
2005	94,175
2006	92,865
2007	55,486
2008	55,327
Thereafter	327,008

Subtotal	649,513
Patent applications pending	2,253,434

Total	$2,902,947

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

7. DEFERRED REVENUE

On December 24, 2002, Avanir sold an undivided interest in its Abreva® license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. We recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue over the life of the license agreement, because of our ongoing involvement in earning future revenues under our license agreement with SB. The following table sets forth as of June 30, 2004 the deferred revenue balances for the Drug Royalty USA agreement and other agreements. In May 2004, we entered into a license agreement with the Gerolymatos Group of Companies to manufacture and market docosanol 10% cream in Greece, Cyprus, Turkey and Romania. The portion of deferred revenue classified as a current liability represents the amount Avanir expects to realize as revenue within the next 12 months.

	Drug Royalty
	USA Agreement	Other Agreements	Total
Deferred revenue as of September 30, 2003	$22,509,308	$233,333	$22,742,641
Changes during the period:
Additions to deferred revenue	—	200,000	200,000
Recognized as revenue during period	(1,231,145)	(250,000)	(1,481,145)

Deferred revenue as of June 30, 2004	$21,278,163	$183,333	$21,461,496

Classified as:
Current portion of deferred revenue	$1,747,475	$108,333	$1,855,808
Deferred revenue, net of current portion	19,530,688	75,000	19,605,688

Total deferred revenue	$21,278,163	$183,333	$21,461,496

8. REVENUE RECOGNITION

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Royalty revenues. We recognize royalty revenues from licensed products when earned. Net sales figures used for calculating royalties due to the Company can often include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement.

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

Revenue arrangements with multiple deliverable. In certain circumstances, we may enter into revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements could include antibody generation services agreements and other forms of research collaborations. In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. In the case of antibody generation services, the allocation is based on objective, customer-specific evidence of fair value. We recognize revenue related to the delivered products or services only if: (i) the above performance or service criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Government research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

9. INVESTMENTS

The following tables summarize the Company’s investments in securities:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains (1)	Losses (1)	Value
As of June 30, 2004:
Certificates of deposit	$1,356,597	$6,893	$—	$1,363,490
Adjustable rate mutual fund (2)	3,014,365	—	(65,530)	2,948,835
Government debt securities	8,310,856	1,180	(54,633)	8,257,403

Total	$12,681,818	$8,073	$(120,163)	$12,569,728

Reported as:
Short term investments:
Classified as available-for-sale	$7,523,633

Long term investments:
Classified as available-for-sale	4,189,498
Restricted investments in securities (3)	856,597

Long-term investments	5,046,095

Total	$12,569,728

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains (4)	Losses (4)	Value
As of September 30, 2003:
Certificates of deposit	$2,056,597	$15,575	$—	$2,072,172
Adjustable rate mutual fund (2)	3,014,365	—	(18,723)	2,995,642
Government debt securities	194,467	—	(3,400)	191,067

Total	$5,265,429	$15,575	$(22,123)	$5,258,881

Reported as:
Short term investments:
Classified as available-for-sale	$3,888,798

Long term investments:
Classified as available-for-sale	513,486
Restricted investments in securities (3)	856,597

Long-term investments	1,370,083

Total	$5,258,881

(1)	Gross unrealized gains of $8,073 and gross unrealized losses of $120,163 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $112,090, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of June 30, 2004.

(2)	Represents an investment in a mutual fund that invests primarily in adjustable rate mortgage-backed securities.

(3)	Restricted investments amounting to $856,597 as of both June 30, 2004 and September 30, 2003 represent amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $15,575 and gross unrealized losses of $22,123 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $6,548, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2003.

10. COMPUTATION OF NET LOSS PER COMMON SHARE

We compute basic net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants. In the accompanying consolidated statements of operations, we have presented our net loss per share for the three-month and nine-month periods ended June 30, 2004 and 2003 using the Basic EPS Method and the Diluted EPS Method. The shares of common stock issuable upon exercise of stock options and warrants under the Diluted EPS Method were excluded from the three-month and nine-month periods ended June 30, 2004 and 2003, as the inclusion of such shares would have been anti-dilutive.

For the three-month and nine-month periods ended June 30, 2004 and 2003, options to purchase 5,264,246 and 6,388,238 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For the three-month and nine-month periods ended June 30, 2004 and 2003, warrants to purchase 5,442,911 and 944,227 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

11. SHAREHOLDERS’ EQUITY

Preferred stock. Preferred stock consists of Series C Junior Participating Preferred Stock, of which none is outstanding.

Class A common stock. On June 1, 2004, we completed an underwritten public offering of 19,685,040 shares of Class A common stock at $1.27 per share. The financing transaction was made pursuant to the terms of an underwriting agreement with Lazard Freres & Co. On June 10, 2004, the underwriter exercised its option to purchase from the Company an additional 2,952,756 shares of Class A common stock at the public offering price of $1.27 per share to cover over-allotments. This offering generated gross proceeds of approximately $28.8 million and net proceeds of approximately $26.5 million, after taking into effect the underwriter’s discount of $2.0 million and $263,000 in issuance costs. Subsequent to the financing transaction, we invested approximately $7.1 million of the proceeds in government securities (see “Liquidity and Capital Resources—Investing Activities).

Also during the three-month period ended June 30, 2004, we issued an aggregate of 9,007 shares of Class A common stock in connection with the exercise of employee stock options for cash in the aggregate amount of $3,107, representing a weighted-average price per share of $0.34.

Class B common stock conversions. As of June 30, 2004 and September 30, 2003, there were none and 13,500 shares of Class B common stock outstanding, respectively. Between December 11, 2003 and January 16, 2004, 13,500 shares of Class B common stock were converted to 13,500 shares of Class A common stock.

Comprehensive loss. Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(6,617,493)	$(6,029,428)	$(19,588,261)	$(16,245,361)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(74,781)	7,837	(105,542)	15,925

Total comprehensive loss	$(6,692,274)	$(6,021,591)	$(19,693,803)	$(16,229,436)

12. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of an entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, were applicable to entities deemed special purpose entities on December 31, 2003 and were applicable to entities not deemed special purpose entities effective March 31, 2004. The application of the provisions of FIN 46 did not have a material impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) deliberated issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost. A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS No. 115. The Company is currently evaluating the effect of this pronouncement on its financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions as they relate to Avanir are included to identify forward-looking statements. Many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors that Might Affect Future Results” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

EXECUTIVE OVERVIEW

We are a drug discovery and development company focused primarily on novel treatments for chronic diseases. We have one product that has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of cold sores, docosanol 10% cream (sold as Abreva® by our marketing partner, GlaxoSmithKline Consumer Healthcare, in North America), and have several product candidates in clinical development. We recently completed the treatment phase of a second, pivotal Phase III clinical trial of our most advanced product candidate, Neurodex™, for the treatment of pseudobulbar affect (“PBA”), also known as pathological laughing or crying. We expect to obtain and report the results of the clinical trial in the quarter ending September 30, 2004. If the results of the clinical trial are favorable, then we intend to begin submission of a new drug application (“NDA”) to the FDA by the end of the 2004 calendar year. Neurodex is also in Phase II clinical development for the treatment of neuropathic pain. A potential product for allergy and asthma, AVP-13358, is in Phase I clinical development.

We also have preclinical research programs targeting inflammatory diseases, atherosclerosis and cancer. Our preclinical research and drug discovery programs are focused primarily on small molecules that can be taken orally as therapeutic treatments. Using our proprietary Xenerex™ technology, we are also conducting research to develop injectable human monoclonal antibody products for infectious diseases, such as anthrax and cytomegalovirus, and for other therapeutic applications.

The following graph illustrates the approximate development status of our product candidates.

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

Avanir has made further progress in commercializing docosanol 10% cream in Europe. Our most recent license, signed in May 2004, is with the Gerolymatos Group of Companies (“Gerolymatos”), to manufacture and market docosanol 10% cream in Greece, Cyprus, Turkey, and Romania. Gerolymatos is responsible for obtaining approvals from the appropriate regulatory agencies to market and sell the product in those territories.

The use of Sweden as the Reference Member State during the mutual recognition process for obtaining further regulatory approvals of docosanol 10% cream in the European Union has met with only partial success, based on responses from the four countries where the applications were submitted. Recently, we obtained approvals in Spain and Portugal using the evaluation conducted by Sweden as the Reference Member State. We withdrew our applications in Italy and England, given the nature of initial questions from the respective regulatory agencies, limited procedural options, and short timelines provided by the mutual recognition process. As an alternative, we intend to assist our local partner in Italy, Bruno Farmaceutici, in its application for regulatory approval in that territory. We are in the process of evaluating alternative options for obtaining regulatory approval in England. Regarding other territories in the European Union, we plan to assist our marketing partners in making the necessary regulatory submissions, which may or may not attempt to use the mutual recognition process.

We expect that our development and operational costs will continue to exceed revenues from existing sources through at least fiscal 2006. We will have to raise significant amounts of additional capital to continue our research and development activities, prepare for potential product launch of Neurodex for PBA and fund other operating activities. Our future capital needs will depend substantially on the economic terms and the timing of any new partnership or collaborative arrangements with pharmaceutical companies under which they will share the costs of such activities. If we are unable to raise capital as needed to fund our operations, or if we are unable to enter into any such collaborative arrangements, then we may need to slow the rate of development of some of our programs or sell the rights to one or more of our drug candidates.

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

RESULTS OF OPERATIONS –
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

Revenues in the third quarter of fiscal 2004 amounted to $591,000 including $351,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva® license agreement to Drug Royalty USA (See Note 7, “Deferred Revenue,” in the accompanying consolidated financial statements), and $222,000 from government research grants. Revenues from government research grants included preclinical development of docosanol as a potential treatment for genital herpes ($156,000) and preclinical research on a potential antibody to anthrax ($66,000). Revenues in the third quarter of fiscal 2003 amounted to $398,000, including $298,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement and $95,000 from government research grants.

During the balance of fiscal 2004, we expect to recognize approximately $400,000 in revenues from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement to Drug Royalty USA and other research contracts, and approximately $200,000 in revenues from government research grants.

Projected fiscal 2004 revenues from new sources, such as license fees and milestone payments, will depend substantially on our ability to enter into additional license arrangements and achieve milestones under those arrangements. Such arrangements could be in the form of licensing or partnering agreements for docosanol 10% cream or for our other product development programs for the treatment of PBA, neuropathic pain, allergy and asthma, inflammation, and atherosclerosis. Many of our product development programs could take years of additional development before they reach the stage of licensing, if ever, by other pharmaceutical companies.

Revenue-generating Contracts

Commercial contracts that remained active at the end of the third quarter of fiscal 2004 include six docosanol 10% cream license agreements, one antibody license and one Neurodex sublicense. The GlaxoSmithKline license arrangement has been our most significant revenue source during the past three years, accounting for a majority of revenues.

Expenses

Operating expenses. Total operating expenses were $7.3 million in the third fiscal quarter 2004, compared to $6.4 million in the same period in fiscal 2003. The $832,000 increase in operating expenses was primarily caused by an $884,000 increase in spending for our Phase III clinical trial and open label safety study of Neurodex for the treatment of PBA, reflecting a higher average number of patients engaged in both studies, compared with the same period a year ago. Research and development programs accounted for 70% of total operating expenses for the three months ended June 30, 2004 and June 30, 2003. Sales and marketing expenses for the three months ended June 30, 2004, increased by 29% over the same period a year ago as a result of the development of additional medical education and awareness programs for PBA. General and administrative expenses of $1.2 million for the quarter were about the same as a year ago, as headcount and related costs remained about the same as the prior year. These and other costs are more fully described below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	70%	70%	70%	71%
General and administrative	17%	19%	18%	19%
Sales and marketing	13%	11%	11%	10%
Costs of sales	0%	0%	1%	0%

Total operating expenses	100%	100%	100%	100%

Research and development (“R&D”) Expenses. R&D expenses were $5.1 million in the third fiscal quarter of 2004, compared to $4.5 million in the same period a year ago. The Phase III clinical trial of Neurodex for the treatment of PBA in patients with multiple sclerosis (“MS”) accounted for approximately 42% of all R&D spending in the third quarter of fiscal 2004. A Phase I single rising dose study of Avanir’s lead compound for the treatment of allergies and asthma accounted for approximately 20% of total R&D spending in the third quarter of fiscal 2004. The balance of R&D spending was for other programs, including preclinical research related to the development of compounds for the treatment of inflammation and atherosclerosis and antibody research programs. We expect R&D spending will continue at about the current rate through the next quarter as we proceed to analyze and report the results of the Neurodex Phase III clinical trial, continue the open label safety study of Neurodex, continue safety studies in the Phase I clinical trials of our allergy and asthma product candidate, AVP-13358, and continue preclinical research related to inflammation and atherosclerosis.

In the third quarter of fiscal 2003, clinical development of Neurodex for the treatment of PBA and neuropathic pain accounted for 28% and 14% of R&D expenses, respectively. Approximately 21% of R&D expenses were related to completion of toxicology and other preclinical research related to treatments for allergies and asthma and 13% related to inflammation. The balance of R&D spending was divided primarily among research related to the development of compounds for the treatment of atherosclerosis and antibody research programs.

Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, for many of our larger development programs, we intend to license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those products and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and foreign regulatory agencies. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of submitting an NDA to the FDA or that any NDA will be approved. The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,		Inception Through	Estimated Cost
					June 30,	To Complete
Major Company-funded Projects:	2004 (1)	2003 (1)	2004 (1)	2003 (1)	2004 (1) (2)	Project(1)
Develop Neurodex for FDA marketing approval in treating PBA. Estimated cost and timing to complete remainder of project necessary to begin submission of an NDA to FDA: less than 0.5 year	$2,144,049	$1,260,026	$6,339,722	$3,355,826	$16,804,859	$4 M (3)
Develop Neurodex for neuropathic pain. Phase II open-label study completed.	464,168	618,340	1,570,870	1,315,872	6,327,001	NA (4)
Development program for allergy and asthma (IgE regulator). Estimated timing to complete Phase IIa and license the product: up to 2 years	999,615	965,104	2,948,193	3,468,760	17,452,484	$14 M
Preclinical anti-inflammatory research program (MIF inhibitor). Estimated timing to complete Phase IIa and to license product: up to 4 years	369,696	591,435	1,438,686	1,606,606	6,482,193	$22 M
Preclinical atherosclerosis program. Estimated timing to complete proof of concept and license product: up to 3.5 years	328,907	223,924	787,422	632,600	2,690,110	$26 M
Government-Funded Projects:
Pre-clinical research, primarily for potential treatments for genital herpes and anthrax. Estimate timing to complete the various projects varies from one to two years	262,581	222,161	825,529	577,414	1,908,507	$0.8 M (5)
Other Research Projects:
Other projects involving monoclonal antibodies and docosanol. The costs and timing to complete these projects are unpredictable because of the uncertainty of outcomes of our research	523,900	642,870	1,918,818	2,038,684	13,314,046

Total	$5,092,916	$4,523,860	$15,829,240	$12,995,762	$64,979,200

(1)	Each project includes allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking programs costs.

(3)	Includes the addition of approximately $2.0 million to conduct special population studies in 2004.

(4)	Licensing and/or co-promotion alternatives are being explored whereby the partner would fund Phase III clinical trials. See “Research and Development Program Status and Plans.” Program expenditures for Neurodex for the treatment of neuropathic pain during each of the listed periods include allocated costs of certain research programs that are shared with Neurodex for PBA.

(5)	Represents the remaining balance of State and Federal research grant awards totaling $2.1 million for research related to genital herpes, anthrax, cytomegalovirus (“CMV”) and a blood donor program.

Research and Development Program Status and Plans

Neurodex for the treatment of PBA. In June 2004, we completed the treatment phase of a Phase III clinical trial of Neurodex for the treatment of PBA in 150 patients with MS – 10 more patients than originally planned. A contract research organization is collecting the data from the double-blind placebo-controlled study from all study sites to evaluate the results. We expect to obtain and report the results of the clinical trial in the quarter ending September 30, 2004. Assuming the results of the clinical trial in MS patients are favorable, we intend to begin submission of an NDA to the FDA by the end of the 2004 calendar year. Also, we are engaged in an open-label safety study for the treatment of PBA in a broader pool of patients who could have any one of several neurodegenerative diseases or conditions. Prior to engaging in these current studies, we successfully completed the initial Phase III clinical trial of PBA in patients with amyotrophic lateral sclerosis (ALS), in May 2002.

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

Development program for allergy and asthma (IgE regulator). We recently completed a Phase I clinical trial of our asthma/allergy drug, AVP-13358, in 54 healthy volunteers. The placebo-controlled study was intended to assess safety, tolerability and pharmacokinetics following single rising oral doses. Results of the study suggest AVP-13358 was well tolerated at all doses up through 16 milligrams. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow potentially once or twice daily dosing. We intend to proceed to higher levels of single rising doses in healthy volunteers, to further evaluate the safety of the drug. These trials will be followed by Phase Ib clinical trials using rising multi-doses in healthy patients. Assuming the successful completion of Phase I clinical trials and adequate funds to continue development without a partner, we intend to continue development of the drug through Phase IIa. Assuming the results of such additional studies are favorable, we expect to license the drug to a larger pharmaceutical company for further development.

Anti-inflammatory research program (MIF inhibitor). We are currently conducting research on several potential drug candidates capable of inhibiting or blocking the activity of macrophage migration inhibitory factor (MIF). Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, colitis and asthma. Assuming we are successful in finding a lead compound and submitting an investigational new drug application (IND) to the FDA, and successfully complete some of the initial studies, we intend to license the compound to another pharmaceutical company for further development. Any delays to our product development timeline or in submitting an IND could cause a similar delay in the timing of when we expect that we could license our MIF technology.

Development program for atherosclerosis. We are engaged in preclinical research investigating the use of small, orally active molecules as a potential treatment of atherosclerosis (the build-up of fatty plaques in blood vessel walls). Our research is focused on developing molecules that can enhance the naturally occurring process known as reverse cholesterol transport (“RCT”), whereby cholesterol is effluxed from the fatty-plaques in blood vessel walls and transported to the liver for elimination from the body. Preliminary studies in animal models suggest our compounds may both reduce fatty plaques and increase fecal cholesterol excretion.

Government research contracts. Avanir has been engaged in research funded by $2.1 million in government research grants. We recently completed two government-funded research programs – the development of a blood donor program intended to find high-affinity antibodies to infectious diseases and research on potential antibodies to cytomegalovirus. Approximately $800,000 in funds remains to be spent throughout 2004 and 2005 under existing government research grants for research on docosanol-based formulations for the treatment of genital herpes and the development of antibodies to anthrax toxins.

Monoclonal antibodies research. Two of Avanir’s most potent anthrax antibodies, AVP 21D9 and AVP 22G12, appear unique both in mechanism of action and in terms of the binding site on the anthrax toxin. AVP 21D9 is currently in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections. Ultimately, Avanir intends to submit an IND application seeking clearance from the FDA to begin clinical trials to evaluate the safety, tolerability, and pharmacology of AVP 21D9 in healthy human subjects. Much of our work targeting infectious diseases has been funded by government research grants. Because all of our research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

Other Operating Expenses

General and administrative expenses. General and administrative expenses amounted to $1.2 million in the third quarter of fiscal 2004, about the same as the same period a year ago. The Company expects that general and administrative expenses will remain at about the same level over the next quarter.

Sales and marketing expenses. During the third quarter of fiscal 2004, sales and marketing expenses were $937,000 compared to $727,000 in the same period a year ago. Higher expenses in the third fiscal quarter of 2004 were related primarily to additional expenditures of approximately $407,000 in medical education and awareness programs for PBA and pre-launch planning activities for Neurodex, which were partially offset by reduced marketing expenses for our antibody generation services to other companies ($208,000). We expect that sales and marketing expenses will increase by up to 20% in the next quarter if Phase III clinical trial results for Neurodex are favorable and if we elect to market the drug ourselves.

Net Loss

For the third quarter of fiscal 2004, the net loss attributable to common shareholders was $6.6 million, compared to $6.0 million for the same period a year ago. The basic and diluted net loss per share was $0.08 for the third quarter of fiscal 2004, compared to $0.10 for the same period a year ago. During the third quarter of fiscal 2004, the Company completed a public offering of Class A common stock, which resulted in a higher average number of shares outstanding during the three months ended June 30, 2004, compared to the same period in the prior year. We expect to continue to pursue our drug development strategy focused on the development of Neurodex, followed by other programs in earlier stages of development that are in large therapeutic areas and that have significant partnering and licensing potential. To help fund and develop our products, we intend to seek licensees and partners to share the costs of development. Some of these potential license arrangements could materially change our outlook for future revenues and costs. However, the timing of such potential arrangements is unpredictable.

RESULTS OF OPERATIONS –
COMPARISON OF NINE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

Revenues for the first nine months of fiscal 2004 amounted to $3.0 million, compared to $1.8 million for the same period last year. Revenues for the first nine months of fiscal year 2004 included $1.2 million in revenues that the Company recognized from the sale of an undivided interest in our Abreva license agreement, $787,000 in sales of the raw material docosanol, $662,000 from government research grants, and $271,000 from research contracts and licenses. Revenues for the first nine months of fiscal 2003 included $1.4 million from the sale of an undivided interest in our Abreva license agreement and $394,000 in government research grants. Higher government research grant revenues in fiscal 2004 were primarily the result of the award of a $750,000 grant from the National Institute of Allergy and Infectious Diseases in early 2004 for research related to further development of monoclonal antibodies to anthrax toxins.

Expenses

Operating expenses. Total operating expenses were $22.7 million in the first nine months of fiscal 2004 compared to $18.2 million in the same period in fiscal 2003. The 25% increase in operating expenses was primarily caused by a 22% increase in spending on research and development programs. Research and development programs accounted for 70% and 71% of total operating expenses for the first nine months of fiscal 2004 and 2003, respectively. General and administrative expenses accounted for 18% and 19% of total operating expenses for the first nine months of fiscal 2004 and 2003, respectively. Sales and marketing expenses accounted for 11% and 10% of total operating expenses for the first nine months of fiscal 2004 and 2003, respectively. These and other costs are more fully described below.

Research and development expenses. Research and development (R&D) expenses were $15.8 million in the first nine months of fiscal 2004, compared to $13.0 million in the same period a year ago. Higher R&D spending for the first nine months of fiscal 2004 was primarily related to the clinical development of Neurodex, and the costs associated with higher numbers of patients enrolled in both the Phase III clinical trial and the open label safety study, than in the same period a year ago. The Phase III clinical trial of Neurodex in the treatment of PBA in patients with MS and the open label safety study accounted for 40% of all R&D spending in the first nine months of fiscal 2004. Costs associated primarily with Phase I clinical trials of Avanir’s lead compound for the treatment of allergies and asthma accounted for 19% of total R&D spending in the first nine months of fiscal 2004. The balance of R&D spending was for other programs, including pre-clinical research related to the development of compounds for the treatment of inflammation and atherosclerosis and antibody research programs.

In the first nine months of fiscal 2003, costs associated with completion of toxicology, submitting an IND, and initiating Phase I clinical trials of Avanir’s lead compound for the treatment of allergies and asthma accounted for 27% of total R&D spending. The clinical trials of Neurodex for the treatment of PBA in patients with MS accounted for 26% of all R&D spending in the first nine months of fiscal 2003. The balance of R&D spending was for other programs, including clinical research of Neurodex for the treatment of neuropathic pain, pre-clinical research related to the development of compounds for the treatment of inflammation and atherosclerosis, and antibody research programs.

General and administrative expenses. General and administrative expenses amounted to $4.2 million in the first nine months of fiscal 2004, representing a 19% increase over expenses of $3.5 million in the same period in the prior year. Higher expenses were attributable to a $360,000 increase related to human resource programs, a $250,000 increase related to legal and other costs associated with compliance with the Sarbanes-Oxley Act of 2002, and a $206,000 increase in building occupancy costs resulting from the utilization of additional office space in the current period. These increases were partially offset by a $103,000 reduction in outside services for investor relations.

Sales and marketing expenses. During the first nine months of fiscal 2004, sales and marketing expenses were $2.5 million, compared to $1.8 million in the same period a year ago. Higher expenses in the first nine months of fiscal 2004 were primarily related to the addition of medical education and awareness programs for PBA and pre-launch planning activities for Neurodex.

Net Loss

For the first nine months of fiscal 2004, the net loss attributable to common shareholders was $19.6 million, compared to $16.3 million for the same period a year ago. The basic and diluted net loss per share was $0.27 for the first nine months of fiscal 2004, compared to $0.28 for the same period a year ago. The lower loss per share for the first nine months of fiscal 2004 was primarily attributable to a higher average number of shares outstanding in 2004 from the sale of an aggregate of $34.1 million in common stock in December 2003 and June 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and investments in securities totaling $32.3 million, including cash and cash equivalents of $19.7 million, short and long-term investments of $11.7 million and restricted investments in securities of $857,000. Our net working capital balance as of June 30, 2004 was $20.5 million. As of September 30, 2003, we had cash, cash equivalents and investments in securities of $17.5 million, cash and cash equivalents of $12.2 million, and a net working capital balance of $10.6 million. Explanations of net cash provided by or used for operating, investing and financing activities are provided below.

	June 30,	Increase	September 30,
	2004	During Period	2003
Cash, cash equivalents and investment in securities	$32,278,208	$14,820,919	$17,457,289
Cash and cash equivalents	$19,708,480	$7,510,072	$12,198,408
Net working capital	$20,533,741	$9,914,525	$10,619,216

	Nine months ended	Change	Nine months ended
	June 30,	Between	June 30,
	2004	Periods	2003
Net cash provided by (used for) operating activities	$(18,202,512)	$(26,019,525)	$7,817,013
Net cash used for investing activities	(8,379,280)	(4,535,164)	(3,844,116)
Net cash provided by (used for) financing activities	34,091,864	34,403,661	(311,797)

Net increase in cash and cash equivalents	$7,510,072	$3,848,972	$3,661,100

Operating activities. Net cash used for operating activities amounted to $18.2 million in the first nine months of fiscal 2004, compared to net cash provided by operating activities of $7.8 million during the same period a year ago. For the first nine months of fiscal 2004, the net loss of $19.6 million primarily accounted for the cash used for operating activities. Depreciation and amortization was higher by $525,000 in the first nine months of fiscal 2004, reflecting primarily the additional depreciation on $4.1 million in completed construction on approximately 30,400 square feet of additional office and laboratory space in fiscal 2003. Also during the period, inventory declined by $202,000, representing the cost of docosanol sold to various licensees, and accounts payable decreased by $617,000, representing payments made on various contracts for services, including work performed by others on our clinical trials. We intend to replenish our docosanol inventory later in the fiscal year. The net cash provided by operating activities in the first nine months of fiscal 2003 includes $24.1 million in cash, net of transaction costs, received from Drug Royalty USA on December 24, 2002, from the sale of an undivided interest in our Abreva® license agreement with GlaxoSmithKline. The sale of rights to future Abreva royalties was recorded as deferred revenue on the date of sale. (See Note 7, “Deferred Revenue” in the accompanying notes to the consolidated financial statements.)

Investing activities. Net cash used for investing activities during the first nine months of 2004 amounted to $8.4 million, including investments in securities totaling $8.1 million, purchases of property and equipment of $90,000 and patent costs of $873,000, partially offset by sales and maturities of investments totaling $700,000. Net cash used for investing activities during the first nine months of fiscal 2003 amounted to $3.8 million, including investments in securities totaling $711,000, capital expenditures related to purchases of capital equipment and leasehold improvements totaling $5.2 million, and patent costs of $393,000, partially offset by sales and maturities of investments totaling $2.5 million. Capital expenditures were substantially lower in the first nine months of fiscal 2004, compared to the same period a year ago when the Company was engaged in making leasehold improvements to additional office and laboratory space.

Financing activities. Net cash provided by financing activities amounted to $34.1 million during the first nine months of 2004, consisting primarily of $26.5 million received from the sale of Class A common stock in June 2004, and $7.6 million received from the sale of Class A common stock and warrants in December 2003. Net cash used for financing activities amounted to $312,000 in the first nine months of fiscal 2003, consisting primarily of payments on notes and capital lease obligations.

In April 2004, the Company filed a shelf registration statement on Form S-3 with the SEC that enables the Company to sell an aggregate of up to $50 million in Class A common stock from time to time over a period of two years. The Company’s sale of Class A common stock in June 2004, representing $28.8 million in gross proceeds ($26.5 million net of underwriting discount and costs of the financing transaction) was the first transaction for the sale of Class A common stock under the existing shelf registration. The balance of Class A common stock available for sale under the existing shelf registration is approximately $21.2 million.

We believe that cash, cash equivalents, and investments in securities totaling $32.3 million at June 30, 2004, plus anticipated future revenues, should be sufficient to sustain our planned level of operations for at least the next 12 months. However, to continue to fund the development of our new drug candidates and technology platforms and potential product launch of Neurodex during the next two years (assuming that Neurodex is approved for marketing by the FDA), we expect to continue to pursue various alternatives for raising capital during this two-year period. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of one or more of our platform technologies or new drug candidates.

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: milestone payments in license agreements, royalties on licensed products, sale of rights to future royalties, and recognition of revenues in research contracts. Our critical accounting policies also include recognition of expenses in research contracts and the valuation of long-lived and intangible assets.

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

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through June 30, 2004, substantially all of our royalties have some from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sale of Rights to Future Abreva Royalties

In fiscal 2003, we sold an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA for $24.1 million. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we have recorded the amounts received from Drug Royalty USA, net of costs of the transaction and forgiveness of certain advances, as deferred revenue. The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method over the period from October 2002 through April 2014. Under this method, the amount of deferred revenue being recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as a current liability represents the amount we expect to realize as revenue within the next 12 months. (See Note 7, “Deferred Revenue,” in the accompanying consolidated financial statements.)

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

Antibody generation services. As of June 30, 2004, we were engaged in work on one research collaboration agreement that had research initiation fees. In this type of agreement, the customer provides us with the target antigens. We then perform research services to develop potential antibodies for those antigens. If we are able to estimate the period of service in the contract in advance of beginning the work, then we recognize such research initiation fees ratably as revenue over the estimated period of service. If we are unable to identify the period of service in the contract in advance of beginning the work, we defer research initiation fees and recognize such fees as revenue once we have completed our efforts to create the antibodies. In the research phases of the research collaboration agreement, we may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

•	The performance criteria have been met;

•	Any deliverable products or services are not essential to the functionality of the delivered products or services; and

•	Payment for the delivered products or services is not contingent on delivery of the remaining products or services.

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

Recognition of Expenses in Research Contracts

Pursuant to management’s assessment of the progress that has been made on clinical trials and services provided in other research contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods. For example, contracts with organizations that conduct our Phase III clinical trial of Neurodex for the treatment of PBA in patients with multiple sclerosis and our Neurodex open label safety study, extend beyond one year. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress, and finally, management’s judgment.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of identifiable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	a significant underperformance relative to expected historical or projected future operation results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or

•	a significant negative industry or economic trend.

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

To date, we have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates and we expect to continue to incur substantial operating losses through at least fiscal 2006. As of June 30, 2004, our accumulated deficit was approximately $115.8 million. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. Although we are seeking to negotiate revenue-generating licenses and/or co-promotion arrangements for docosanol 10% cream, Neurodex and other product candidates, we may not be successful in doing so, and any such arrangements may not generate the anticipated revenue. Additionally, our sales and marketing expenses are expected to increase over the next several quarters if the results of our Phase III clinical trial for Neurodex are favorable. These increases in expenses may not be offset by new sources of increased revenues, and as a result, we may not achieve or maintain profitability.

We expect to receive the results of our Phase III clinical trial soon for Neurodex and any negative results in this trial could hurt our stock price.

In June 2004, we completed the treatment phase of our Phase III clinical trial for Neurodex, our late-stage candidate for the treatment of PBA in MS patients. We expect to obtain and announce preliminary data from this trial in late August or in September 2004. Neurodex is our most developed drug candidate and we believe it represents the most immediate opportunity to produce significant revenue for the Company. If the clinical trial data are negative or inconclusive, then we may be required to conduct one or more additional clinical trials and may not be able to seek regulatory approval to market the compound. If this were to happen, we expect our stock price would be negatively affected.

Assuming favorable results from our Phase III clinical trial for Neurodex in multiple sclerosis patients with PBA, we must submit our results to the FDA for review and approval prior to U.S. commercialization. Any delay in the regulatory review or approval process may harm our prospects and could harm our stock price.

Assuming favorable results from our Phase III clinical trial of Neurodex in patients suffering from PBA with MS, we will have to seek FDA approval prior to commercialization in the United States. Any delays in our submission or in the FDA’s review or approval would delay market launch and increase our cash requirements and could increase the volatility of our stock price and result in additional operating losses.

The process of obtaining FDA approval often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. FDA’s review and approval of the actual NDA application is expensive and uncertain. Though, in the event we have positive results from our Phase III trial for Neurodex, we expect to begin submission of an NDA to the FDA before the end of the 2004 calendar year, we may not be able to maintain our proposed schedule. If we submit an NDA for Neurodex, the FDA must decide whether to accept or reject the submission for filing. The FDA’s official filing of an NDA begins the application’s substantive review. The FDA may refuse to file an NDA for review for many reasons, including if the submission contains insufficient data to demonstrate efficacy and safety. We cannot be certain that our NDA submission would be accepted for filing and reviewed by the FDA or that we would be able to respond to any requests during the review period in a timely manner without delaying potential action on our request for approval.

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

We expect that we will need to raise additional capital to fund ongoing operations through at least 2006. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our stock price and future revenues.

In order to maintain sufficient cash and investments to fund future operations, we will need to raise additional capital. We expect to seek to raise additional capital over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates and through the sale of shares of our Class A common stock.

•	If we raise capital through licensing or sales of one or more of our technologies and drug candidates, then we may lose an opportunity for product sales if a product is successfully developed, approved by the FDA and marketed. If we license any of our technologies or drug candidates, then the development of that product or technology may no longer be in our control. A licensee might not ever reach any of the milestones in a license agreement and we would not earn any additional payments in such an event. Further, if we sell any of our technologies or drug candidates, the sales price may not cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, then the value of shares of Class A common stock outstanding may be diluted or reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our Class A common stock and dilute your voting rights in the Company.

•	We may not be able to raise capital on terms that we find acceptable, if at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical or preclinical research programs. Any of these actions could be expected to have an adverse effect on our stock price.

We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.

Historically, we have had only limited recurring revenue. As a result, operating results have been, and will continue to be, subject to significant quarterly fluctuations based on a variety of factors, including:

•	Co-promotion or License Arrangements – We are currently seeking co-promotion or licensing partners for docosanol 10% cream and Neurodex, as well as for our compounds targeting IgE (allergy and asthma), MIF (inflammation) and apolipoprotein A1 (atherosclerosis). It is difficult to predict whether any of these discussions will result in a partnering or license arrangement and what the financial terms of such an arrangement might be. If we do enter into any such arrangements, the recognition of the revenue under that arrangement may depend on the efforts and performance of our licensees or partners in reaching milestones that are outside our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Limited Rights to Future Abreva Royalties – In December 2002 we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva wholesale sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We expect that any royalty payments on these excess sales, if any, would occur only once a year, after the end of each calendar year.

•	Concentration of Significant Customers, Suppliers and Industries – Milestone payments, royalties earned, and revenues recognized from the sale of rights to royalties from a single licensee

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

•	Acquisitions/Alliances – If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any or our acquisition or alliance activities, to the extent they exist in the future, are not successful.

The Board of Directors has the authority to effect a reverse stock split within a stated range until March 18, 2005. If implemented, the reverse stock split may negatively affect the price and liquidity of our Class A common stock.

At our 2004 Annual Meeting of Shareholders, the Board of Directors received the authority to implement, within its discretion and for a period of one year, a reverse split of our Class A common stock within a range of 1:2 to 1:12.5. If the Board of Directors were to effect a reverse stock split, the bid price of the Class A common stock may not continue at a level in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split. For example, if the Board of Directors decided to implement a reverse stock split at a ratio of 1-for-5, the post-split market price of our Class A common stock may not be at least five times greater than the pre-split price. Accordingly, the total market capitalization of our Class A common stock after a reverse stock split, if implemented, could be lower than the total market capitalization before the proposed reverse stock split. Additionally, the liquidity of our Class A common stock could be affected adversely by the reduced number of shares outstanding after the reverse stock split.

Developing and testing a drug candidate is a very expensive and time-consuming process that may not ultimately lead to a marketable product.

The drug development process is lengthy and capital-intensive. Since September 1998, we have spent approximately $65.0 million in preclinical and clinical studies researching the safety and efficacy of our drug candidates and potential drug candidates. If any of our drug candidates fail to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for a new drug may involve tens-of-millions of dollars. Because of our limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete the development of the drug. We may be unable to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, that the proposed license terms will be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

Avanir and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an over-the-counter (“OTC”) product in the rest of the world, or in licensing, marketing and selling the product in foreign countries.

Currently, docosanol 10% cream is approved for sale in the United States, Canada, Korea, Israel, Sweden, Spain and Portugal. We are currently seeking approval in various other countries in the European Union and intend to seek approval in Japan. Avanir and its licensees face a variety of risks in foreign countries in obtaining regulatory approval and in marketing and selling docosanol 10% cream, including:

•	Regulatory approval requirements differ by country, and obtaining approvals to market the drug in foreign countries may be difficult to obtain, may require additional costly and time consuming clinical trials, or may require prescriptions status first before obtaining sufficient experience to warrant approval as an OTC product;

•	Building product awareness of a new drug, whether prescription or OTC, among customers or retail store decision makers may require a substantial amount of product promotion, which does not guarantee success:

•	Consumers may not perceive that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes;

•	Acceptance of docosanol 10% cream in the OTC consumer market may not be widespread; and

•	Potential price erosion could occur due to competitive products and responses to our product’s introduction.

Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

Our license agreement with GlaxoSmithKline is for the United States and Canada. We also have exclusive license agreements for docosanol 10% cream for South Korea, Israel, Italy, Greece, Cyprus, Turkey, Romania and Egypt. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for other territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. We may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our potential revenues on foreign sale include:

•	difficulties in obtaining regulatory approval of docosanol 10% cream in foreign countries;

•	changes in the regulatory and competitive environments in foreign countries;

•	changes in a specific country’s or region’s political or economic conditions, including related to terrorism;

•	difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

•	manufacturing and shipping delays

•	difficulties in managing operations across disparate geographic areas;

•	fluctuations in foreign exchange rates;

•	prices of competitive products;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	trade protection measures, including customs duties and export quotas; and

•	foreign tax withholding laws.

Our inability to attract and retain key management and scientific personnel could negatively affect out business.

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

We rely substantially on the protection of our intellectual property through our ownership or control of 87 issued patents and 249 patent applications. Patents and patent applications owned or controlled by the Company are for docosanol-related products and technologies, Neurodex, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of regulating the target MIF in treatment of inflammatory diseases, compounds targeting apolipoprotein A1 for the treatment of atherosclerosis, and Xenerex technologies for developing monoclonal antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

•	the claims in any pending patent applications will be allowed or that patents will be granted;

•	present and future competitors will not develop similar or superior technologies independently, duplicate our technologies or design around the patented aspects of our technologies;

•	our proposed technologies will not infringe other patents or rights owned by others, including licenses that may be not be available to us;

•	any of our issued patents will provide us with significant competitive advantages; or

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

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

We have utilized, and intend to continue utilizing, third parties to manufacture docosanol 10% cream, Neurodex and our other drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have only a single supplier for the raw material docosanol and we do not have any long-term supply agreements in place with this manufacturer. Although we and GlaxoSmithKline maintain a strategic reserve of docosanol to mitigate against a short-term supply disruption, any sustained disruption of our supply could result in shipping and sales delays and additional costs that could harm our operations.

Developing new pharmaceutical products for human use involves product liability risks, for which we currently have limited insurance coverage.

The testing, marketing, and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $5 million per incident and $5 million in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. If a suit against our business or proposed products is successful, then the lack of or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

Abreva faces competition from a number of existing and well-established products and the companies that market their products.

We have the opportunity to earn royalties on Abreva product wholesale sales if sales exceed $62 million a year. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of the competing products are manufactured by companies having substantial financial resources, research and development facilities and manufacturing and marketing experience. Even with Abreva being marketed by one of the world’s largest consumer healthcare companies, GlaxoSmithKline, not all competitive responses and the impact of those responses can be foreseen.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. For example, during 2001 and again in 2003, we experienced electrical power outages lasting several hours. The loss of electrical power for any significant periods of time could adversely affect our ability to conduct experiments and could also harm our vendors. Further, we could lose valuable data made to date in experiments currently underway. We have mitigated the severity of power losses by installing emergency power equipment, which we have used on several occasions to supply electricity to the areas that we consider to be the most critical to our operations. However, the emergency power units do not cover all of our electrical needs and, further, they might not operate properly in the event of a power loss.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had we accounted for our compensation expense under the fair value method accounting prescribed by SFAS No. 123, the charges would have been significantly higher, by approximately $1,554,000, $2,176,000, and $1,540,000 during fiscal 2003, 2002, and 2001, respectively. Recently, the Financial Accounting Standards Board proposed changes to accounting rules concerning the recognition of stock option compensation expense. If these proposals are implemented, we and other companies would be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to the difference in the two measurement methods.

Risks Relating to Our Industry

The pharmaceutical industry is highly competitive and most of our competitors are larger and have greater resources. As a result, we face significant competitive hurdles.

The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in similar areas as our research. Although we anticipate that Neurodex will be the first product to market, assuming it is approved by the FDA for marketing for the treatment of PBA, we are aware that physicians may utilize other products in an off-label manner for the treatment of this disorder. For example, Neurodex may face worldwide competition from the following products:

•	Antidepressants, including Prozac®, Celexa®, Zoloft®, Paxil®, Elavil® and Pamelor® and others.

•	Atypical antipsychotics agents, including Zyprexa®, Resperdal®, Abilify®, Geodon® and others.

•	Miscellaneous agents, including Symmetrel®, Lithium® and others

Our competitors may have specific expertise and technologies that are better than ours and many of these companies, either alone or together with their research partners, have substantially greater financial resources, larger research and development staffs and substantially greater experience than we do. Accordingly, our competitors may someday develop a superior product that can directly compete with Neurodex for the treatment of PBA. If we commence commercial sales for Neurodex, we may potentially be competing with other companies and their products with respect to manufacturing efficiencies and marketing capabilities, areas where we have limited or no direct experience.

Our industry is highly regulated and our failure or inability to comply with government regulations regarding the development, production, testing, manufacturing and marketing of our products may adversely affect our operations.

Government authorities in the U.S., including the FDA, and other countries highly regulate the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take a number of years and requires the expenditure of substantial resources. Failure to obtain, or delays in obtaining, these approvals will adversely affect our business operations, including our ability to commence marketing of any of the proposed products. We may find it necessary to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals for any of our products under development. Additionally, we cannot predict the extent to which adverse government regulations might arise from future U.S. or foreign legislative or administrative actions. Moreover, we cannot predict with accuracy the effects of any future changes in the regulatory approval process and in the domestic health care system for which we develop our products, or the costs of on-going compliance regulations after marketing approval has been obtained. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sales prices of our proposed products, if approved for sale.

Companies in our industry must protect their intellectual property rights and operate without infringing on or misappropriating the proprietary rights of others. Our inability to do so could be costly and could significantly affect our business prospects.

Biotechnology companies such as Avanir rely heavily on intellectual property rights to protect their innovations. Although we attempt to protect these rights by regularly filing patent applications and requiring all employees to sign confidentiality agreements, we cannot assure you that patents will be issued, that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. Additionally, if our consultants, key employees or other third parties apply to our projects’ technological information independently developed by them or by others, then disputes may arise as to the ownership rights of these innovations.

Even if we successfully preserve our intellectual property rights, other biotechnology or pharmaceutical companies may allege that our technology infringes on their rights. Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor’s patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to market risks related to changes in interest rates. Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.2 years as of June 30, 2004 (2.0 years as of September 30, 2003). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We carry some investments that we intend to hold to maturity and others that we classify as available-for-sale. Those available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

Foreign currency exchange rate sensitivity

Because substantially all of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Item 4. CONTROLS AND PROCEDURES

The President and Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

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

On April 6, 2004, the registrant filed a Current Report on Form 8-K reporting under Item 5 that it had amended and restated its Articles of Incorporation pursuant to the proposals approved at the registrant’s 2004 Annual Meeting of Shareholders.

On May 7, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 a press release reporting the results of operations for the quarter ended March 31, 2004.

On May 26, 2004, the registrant filed a Current Report on Form 8-K reporting under Item 5 that it had entered into an Underwriting Agreement with Lazard Freres & Co. LLC relating to the sale of up to 22,637,796 shares of Class A common stock.

On June 17, 2004, the registrant filed a Current Report on Form 8-K reporting under Item 5 that it had sold 2,952,756 shares of Class A common stock pursuant to an over-allotment option granted in connection with the registrant’s May 25, 2004 public offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/Gerald J. Yakatan, Ph.D.	President and Chief	August 13, 2004
Executive Officer
Gerald J. Yakatan, Ph.D.	(Principal Executive Officer)

/s/Gregory P. Hanson, CMA	Vice President, Finance and Chief	August 13, 2004
Financial Officer
Gregory P. Hanson, CMA	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15.0	Letter on unaudited financial information

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002