Form 10-K
period 2004-09-30
AVANIR PHARMACEUTICALS
filed 2004-12-14
CIK 858803

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-15803

AVANIR Pharmaceuticals

(Exact name of registrant as specified in its charter)

California	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, San Diego, California	92121 (Zip Code)
(Address of principal executive offices)

(858) 622-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

         As of the Company’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of Class A common stock held by non-affiliates was approximately $125,000,000. For purposes of the foregoing disclosure and without admitting whether any person is an affiliate of the registrant, all shares owned directly or indirectly by officers and directors of the registrant have been treated as owned by an affiliate.

         The number of shares of Common Stock of the registrant issued and outstanding as of December 7, 2004:

Class A Common Stock, no par value	95,327,908

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before January 28, 2005 in connection with the registrant’s Annual Meeting of Shareholders to be held in 2005, is incorporated by reference into Part III of this report.

PART I
Item 1. Business
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

The Company

      AVANIR Pharmaceuticals is a drug discovery and development company focused primarily on novel treatments for chronic diseases. AVANIR is currently developing NeurodexTM for the treatment of pseudobulbar affect (“PBA”) and for the treatment of chronic diabetic neuropathic pain. We have successfully completed two Phase III trials of Neurodex in the treatment of PBA in patients with multiple sclerosis (“MS”) and with Lou Gehrig’s disease (amyotrophic lateral sclerosis or “ALS”), and one Phase II trial for the treatment of diabetic neuropathic pain. We also have a potential product for allergy and asthma, AVP-13358, which is in Phase I clinical development.

      Our clinical and preclinical research and drug discovery programs are focused primarily on small molecules that can be taken orally as therapeutic treatments. Other small molecule research programs include potential treatments for atherosclerosis and inflammation, which are both in the preclinical development stage. Using our proprietary XenerexTM technology, we are also conducting research to develop injectable human monoclonal antibody products for anthrax, cytomegalovirus, and other infectious diseases.

      AVANIR has demonstrated that it is capable of developing a drug from the beginning discovery stage through all clinical development stages, and in obtaining marketing approval by the U.S. Food and Drug Administration (“FDA”). AVANIR’s first product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter (“OTC”) treatment for cold sores that has been approved by the FDA.

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

NeurodexTM — PBA Indication

      PBA is a symptom complex that is characterized by unprovoked and uncontrollable episodes of crying or laughing, and afflicts patients with neurological disorders such as Lou Gehrig’s disease, Alzheimer’s disease, MS, stroke and traumatic brain injury. IMS Health has estimated PBA to be a $450 million market in the United States by 2005. Our leading drug candidate, Neurodex, is the first drug product in clinical development specifically intended to treat PBA. Neurodex is a patented, orally administered combination of dextromethorphan and an enzyme inhibitor that sustains elevated levels of dextromethorphan in the human body.

      AVANIR has achieved positive results in two pivotal Phase III clinical trials evaluating the safety and effectiveness of Neurodex in the treatment of PBA, including the latest trial completed in 2004 in patients with MS. In the double blind Phase III clinical study (AVR-106) completed in June 2004, 150 patients at 22 clinical sites were randomized to receive either placebo or Neurodex on a 12-hour dosing schedule for 90 days.

The Center for Neurological Study Lability Scale (CNS-LS), a validated instrument that assesses frequency and severity of PBA episodes, was utilized as the primary efficacy endpoint. A minimum CNS-LS score was required for inclusion in the study. For the primary endpoint, patients receiving Neurodex benefited from a significantly greater reduction in CNS-LS than those receiving placebo (p<0.0001). The four secondary endpoints evaluated in the trial also significantly favored Neurodex, namely in the reduction in number of PBA episodes (p=0.0002), improvement in assessed quality of life (p<0.0001), improvement in assessed quality of relationships (p=0.0001), and reduction in pain (p=0.0271). Except for the addition of the pain endpoint, the primary and secondary efficacy endpoints used in the MS study were the same as those in the previous pivotal trial in which ALS was the underlying disease.

      Overall, Neurodex was well tolerated in the patient population for AVR-106. The majority of reported side effects (adverse events) were mild or moderate. Of the adverse events reported in 5% or more of the patients, a statistically significant difference between Neurodex and placebo was observed only for dizziness. In the Neurodex group, 14% of patients withdrew from therapy due to adverse events, compared to 11% discontinuing in the placebo group.

      The first Phase III trial of Neurodex for PBA in ALS patients was completed in June 2002 (Neurology, 2004; 63:1364-1370). The double blind, controlled, multicenter clinical trial had three treatment arms and compared Neurodex to each of its two components, dextromethorphan and quinidine. Results of earlier Phase I studies demonstrated that the combination of dextromethorphan and a low dose of quinidine results in elevated and prolonged dextromethorphan blood levels (The Journal of Clinical Pharmacology, 2004; 44:1132-1142). Dextromethorphan has activity as both a sigma-1 receptor agonist and N-methyl-D-aspartate (“NMDA”) receptor antagonist.

      AVANIR is in the process of preparing its initial submission of data under a new drug application (“NDA”) to the FDA for Neurodex for the treatment of PBA. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding this planned submission. The Company is also conducting an open-label study of PBA at 39 sites in a diverse population of patients with various neurologic disorders. The open label study is intended to establish further safety of the drug, and includes a study plan for evaluating at least 100 patients taking Neurodex for at least a one-year period and an additional 200 patients for at least a six-month period. We intend to complete the NDA submission by mid-2005.

Neurodex — Neuropathic Pain Indication

      Neuropathic pain, arising from nerve injury, results in a chronic and debilitating form of pain that in the past has been poorly diagnosed and treated. Conditions that cause neuropathic pain include trauma (e.g. car accidents), cancer, viral infection (e.g. herpes zoster) and metabolic disease (e.g. diabetic neuropathy). For example, at least half of the 15.7 million Americans who have diabetes are estimated to suffer from nerve damage caused by the disease, according to the American Diabetes Association. The damaged nerves can alter the sensitivity of pain centers in the spinal cord and consequently intensify pain transmission within the central nervous system. Diabetic neuropathic pain currently is most commonly treated with tricyclic antidepressants, anticonvulsants, opioid analgesics and local anesthetics. Most of these treatments have limited effectiveness or undesirable side effects. AVANIR intends to develop Neurodex as a viable competitor in the $1 billion plus neuropathic pain market.

      The most recently completed clinical study of Neurodex in the treatment of neuropathic pain was a four-week open label dose escalation study completed in June 2003. Results from the study indicated that Neurodex was well tolerated up to the highest target dose in the non-placebo controlled study. Patients in the study reported decreased pain intensity that was significantly different from baseline (p<0.0001). Additionally, 91% and 97% of the patients reported pain relief by Day 8 and Day 15, respectively, compared to baseline. The pain relief reported by the patients during the study improved with the duration of the study.

      The clinical trial was conducted at five U.S. sites in 36 adult volunteers with diabetic neuropathy who experienced pain on a daily basis in the lower extremities for at least the previous three months. The study was designed to evaluate the safety and tolerability of escalating doses of Neurodex for future clinical trials. Various pain assessments were included as a preliminary evaluation of pain relief. Three patients did not complete the study, two due to adverse events (one serious and not related, one serious and possibly related) and one due to inability to comply with the protocol. Commonly reported adverse events (reported by three or more individuals) included nausea, constipation, diarrhea, dry mouth, fatigue, dizziness, insomnia, headache, upper respiratory tract infection and somnolence. Most adverse events were either mild or moderate in intensity, and 92% of the participants completed the study. There was minimal need for alternative (rescue) pain medication. Rescue medications were taken on a mean of 1.3 days during the four-week study.

      We expect to begin a Phase III clinical trial of Neurodex for the treatment of neuropathic pain in 2005. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information. To help fund the cost of the clinical development program and possibly accelerating our plans for commercialization of Neurodex, we are considering licensing and co-promotion opportunities with other companies. There can be no assurances that the economic terms of any offers made to us regarding a license or co-promotion arrangement will be sufficiently attractive to warrant pursuing.

Docosanol 10% Cream

      We continue to make progress in commercializing our cold sore product, docosanol 10% cream (known as Abreva® in the U.S.), by achieving regulatory approvals and license arrangements in several foreign countries. Under the terms of the license agreements, our partners are generally responsible for all regulatory approvals, sales and marketing activities, and manufacturing and distribution of the product in the licensed territories. The terms of the license agreements typically provide for AVANIR to receive a data transfer fee, potential milestone payments and royalties on product sales. For the last three years, a substantial portion of AVANIR’s revenues have come from milestone payments and royalties on product sales in the U.S. by GlaxoSmithKline and from the sale of an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA, as further described below.

      The table below summarizes the status of commercialization of docosanol 10% cream in the United States and various other countries.

Country	Regulatory Status	Licensee	Marketing Status

United States	Approved in 2000	SB Pharmco Puerto Rico (GlaxoSmithKline)	Abreva launched in 2000
Korea	Approved in 2002	Boryung Pharmaceutical	Herepair launched in 2002
Israel	Approved in 2002	CTS	Abrax launched in 2003
Sweden	Approved in 2003	ACO HUD	Launch planned for 2005
Canada	Approved in 2003	SB Pharmco Puerto Rico (GlaxoSmithKline)	Abreva launch expected in late 2005
Spain and Portugal	Approved in 2004	To be determined	Product launch pending a license agreement
Egypt	Pending a regulatory decision	Biopharm	Subject to regulatory approval
Norway, Denmark Finland	Submitted in December 2004	ACO HUD	Subject to regulatory approval
Greece and Cyprus	Submitted in December 2004	Gerolymatos	Subject to regulatory approval
Italy	Submission planned for 2005	Bruno Farmaceutici	Subject to regulatory approval
Turkey and Romania	Submissions planned for 2005	Gerolymatos	Subject to regulatory approval

      In November 2003, the Swedish Medical Products Agency approved docosanol 10% cream for marketing as a non-prescription, OTC topical treatment for cold sores. We selected Sweden to act as the Reference Member State for obtaining regulatory approvals of docosanol 10% cream in several other European countries in the European Union. In May 2004, AVANIR entered into an exclusive agreement with The Gerolymatos Group of Companies to manufacture and market docosanol 10% cream as a treatment for cold sores in Greece, Cyprus, Turkey and Romania. In September 2004, AVANIR signed an exclusive agreement with ACO HUD to manufacture and market docosanol 10% cream as a treatment for cold sores in Sweden, Norway, Denmark and Finland. Stockholm-based ACO HUD is the Scandinavian market leader in sales of cosmetic and medicinal skincare products. ACO HUD plans to launch the product in 2005.

      The use of Sweden as the Reference Member State during the mutual recognition process for obtaining further regulatory approvals of docosanol 10% cream in the European Union was partially successful in 2004, based on responses from the four countries where the applications were submitted. We obtained approvals in Spain and Portugal using the evaluation conducted by Sweden as the Reference Member State. But we withdrew our applications in Italy and England, given the nature of initial questions from the respective regulatory agencies, limited procedural options, and short timelines provided by the mutual recognition process. As an alternative, we are proceeding to assist our local partner in Italy, Bruno Farmaceutici, in its application for national regulatory approval in that country. Regarding other countries in the European Union, we plan to assist our marketing partners in making the necessary regulatory submissions, which may or may not use the mutual recognition process.

      In fiscal 2003, AVANIR sold an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA for $24.1 million. AVANIR retained the right to receive 50% of all royalties under the GlaxoSmithKline license agreement for annual sales of Abreva in excess of $62 million, a level that could be achieved in two years assuming current growth rates. AVANIR also retained its rights to develop and license docosanol 10% cream outside North America for the treatment of cold sores and to develop and license docosanol 10% cream in all jurisdictions for all other indications other than cold sore treatment.

      Docosanol inhibits fusion between the plasma membrane and the herpes simplex virus (“HSV”) envelope, thereby preventing viral entry into cells and subsequent viral replication. Normally, cold sores progress when the cold sore infection spreads from infected cells to healthy ones. Docosanol works by protecting healthy cells so the cold sore infection is less likely to spread to those cells.

      We continue to pursue licensing opportunities for docosanol 10% cream in other countries in Europe and in Japan. However, we can provide no assurance that any of our licensees will be able to obtain regulatory approval, either as an OTC product or as a prescription product, in Japan or in other countries that do not participate in the mutual recognition process.

      AVANIR continues to conduct preclinical research on potential topical formulations of docosanol in the treatment of genital herpes. Our genital herpes research during the past three years has been funded by a $1.0 million Small Business Innovative Research (“SBIR”) Phase II grant from the National Institutes of Health and an aggregate of $150,000 in grants from the San Diego Regional Technology Alliance.

AVP-13358 — Allergy/asthma Indication

      AVP-13358 is a novel, orally active drug molecule discovered by scientists at AVANIR that is intended to inhibit or prevent the production of immunoglobulin epsilon (“IgE”), a well-known mediator of allergy and asthma. Both allergies and asthma are respiratory diseases caused by agents called allergens. In allergy-prone people, the presence of invading allergens triggers the immune system to produce an extra amount of IgE, which results in an allergic response that can range from mild sneezing to a serious asthmatic attack. In addition to its effect on IgE, this compound has demonstrated an ability to suppress the antigen-stimulated IL-4 and IL-5 responses with potencies similar to those observed for IgE suppression. AVP-13358 also suppresses markers of disease in mouse models of asthma, including pulmonary lavage levels of IL-4, IL-5, eosinophils, and lymphocytes, as well as expression of CD23 and the IL-4 receptor (IL4Ra) on leukocytes.

      AVANIR is engaged in Phase I clinical development of AVP-13358. The latest study, completed in 2004, included 54 healthy volunteers and was intended to assess safety, tolerability and pharmacokinetics following a single oral administration. Results from the study suggest AVP-13358 was well tolerated at all doses. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow once or twice daily dosing. We believe AVANIR’s approach is unique because it selectively down-regulates the production of allergen specific IgE as well as another critical group of mediators called Th2 cytokines that are up-regulated during asthma or allergic episodes, without inhibiting antigen-specific IgG responses.

      We estimate the worldwide market for sales of products that treat allergy and asthma is over $10 billion a year. The FDA’s recent approval of XolairTM, an injectable antibody that neutralizes the target IgE, helps validate IgE as a target in the treatment of patients with asthma. Presently, no small molecule drugs (which can be taken orally) have been approved by the FDA for the down-regulation of IgE, either via neutralization or suppression of its synthesis or release. We believe our new small molecule agent, AVP-13358, is an attractive candidate for developing as a treatment for allergy and asthma. There can be no assurances that AVP-13358 will successfully complete all of the repeat rising doses planned for testing the safety and bioavailability in the Phase I clinical trials, nor that it will successfully complete all of the other clinical trials required to successfully obtain the FDA’s approval of the drug.

Other Small Molecule Research Programs

      MIF inhibitor technology. AVANIR continues to conduct research on orally active drug candidates that appear capable of regulating the target, MIF (macrophage migration inhibitory factor), a protein believed to play a critical role in inflammatory disorders such as rheumatoid arthritis, inflammatory bowel disease and psoriasis. In April 2004, AVANIR presented data on its lead anti-inflammatory compounds at the Experimental Biology 2004 meeting organized by the Federation of American Societies for Experimental Biology (“FASEB”) in Washington, D.C. At the FASEB, we reported that we had developed compounds that were effective in both preventing the progression of colitis, a type of inflammatory bowel disease, and in reducing the signs and symptoms of ongoing colitis. In animal models of colitis, increased doses of AVANIR’s compounds also correlated with reduction in tumor necrosis factor-alpha (“TNFa”).

      AVANIR’s MIF inhibitory technology may also offer a novel therapeutic intervention in inflammatory neurological diseases, glomerulonephritis and asthma. We believe all of these inflammatory diseases still have unmet therapeutic needs. Sales of current drugs for these diseases exceed several billion dollars in the United States alone. Examples of successful commercialization of injectable drugs that target pro-inflammatory proteins are Enbrel® by Immunex Corporation and Remicade® by Johnson & Johnson, both of which target TNFa by binding to TNFa or the TNFa receptor, respectively. Our research program is at an early stage of development and will take several years of development effort to determine whether or not it will be successful.

      Atherosclerosis. We made important progress this past year in our atherosclerosis research program. In March 2004, we reported the discovery of a series of orally active small molecules that, in animal models, reduce the fatty deposits in blood vessel walls (commonly called plaque) typically associated with atherosclerosis. The experimental animal models that served to evaluate AVANIR’s compounds also showed favorable effects on plasma cholesterol levels in lowering LDL cholesterol while increasing HDL cholesterol.

      We chose a lead candidate, designated AVP-26452, with the objective of providing the “next generation” of lipid lowering drugs. Unlike currently available drugs that focus on lowering plasma levels of LDL cholesterol, AVANIR’s compounds are designed to promote a natural process known as reverse cholesterol transport. The reverse cholesterol transport pathway may be a more efficient mechanism to both prevent and reverse vascular diseases.

XenerexTM Antibody Technology

      Using our patented, proprietary Xenerex antibody technology, we are developing antibodies for use as prophylactic and therapeutic drugs to prevent and treat anthrax infections and other infectious diseases. Two of our lead antibodies, AVP-21D9 and AVP-22G12, completely inhibit anthrax toxin complex assembly, and do so by attaching to distinct domains of the toxin. Both antibodies bind to the anthrax toxin with a very high affinity, in the picomolar range. Additionally, these are two of AVANIR’s most potent anthrax toxin neutralizing antibodies, exhibiting neutralizing potency in the stoichiometric range. Our preclinical research to date has indicated that protection can be afforded by a single dose of the anthrax antibodies. Mice protected by a single dose of one of AVANIR’s antibodies against a lethal challenge of anthrax spores were completely protected even after subsequent exposure to anthrax spores four weeks later.

      In February 2004, we received a $750,000 grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) at the National Institutes of Health for AVANIR’s two-year project on Human Antibodies for Exposure/ Protection from Anthrax. This grant follows the initial $100,000 grant from the SBIR program of NIAID that AVANIR was awarded in October 2003. The combined grants are being used to further develop AVANIR’s fully human monoclonal antibodies to anthrax toxins using our proprietary technology. We intend to seek additional government grants to complete the development process required prior to submitting an investigational new drug application (“IND”) to the FDA. However, there can be no assurance that these research programs will receive additional government grants.

      AVANIR has a cross-license and research collaboration agreement with VaxGen Inc. for the development and manufacture of pre-clinical supplies of our monoclonal antibody candidates for prevention and treatment of anthrax infections. Such collaboration for manufacturing of supplies becomes effective only if AVANIR is able to receive additional government grants. The collaboration, signed in January 2004, combines AVANIR’s proprietary expertise to discover, characterize and develop highly potent anthrax antibodies with VaxGen’s current good manufacturing practices (“cGMP”) protein manufacturing capability and experience gained through its anthrax vaccine development program.

      AVANIR’s antibody technology involves the development and generation of fully human antibodies from human lymphoid cells engrafted into severe combined immunodeficient (“SCID”) mice. We stimulate engrafted human cells in the mice with the antigenic target to which the cells respond by producing antibodies specific to the target. We identify the human cells that are producing antibodies of interest and then rescue the antibody DNA by standard recombinant technology. Our technology enables us to mimic the in vivo human antibody response in generating multiple antibodies with various combinations of affinity and specificity characteristics to an antigenic target. Our antibody technology is at an early stage of development and we cannot provide any assurances that any of our preclinical products will ever reach the clinical development stage or be successful.

Inventory and Docosanol Supply

      We purchase the active pharmaceutical ingredient (“API”), docosanol, from a large supplier in Western Europe. This manufacturing source was inspected by the FDA in 1998 and found to be operating under cGMP. Both AVANIR and GlaxoSmithKline have relied on this supplier for purchases of the API. We believe GlaxoSmithKline maintains reserves of the API as a precautionary measure in the event of a delay or problem in the manufacture of docosanol. We also maintain a certain quantity of the API for sale to our licensees. We currently store our API in the United States. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales, which would be outside our control.

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

      Neurodex for PBA. Although we anticipate that Neurodex will be the first product to be marketed for the treatment of PBA, assuming the FDA approves the drug, we are aware that physicians may utilize other products in an off-label manner for the treatment of this disorder. For example, Neurodex may face worldwide competition from the following products:

•	Antidepressants, including Prozac®, Celexa®, Zoloft®, Paxil®, Elavil® and Pamelor® and others;

•	Atypical antipsychotics agents, including Zyprexa®, Resperdal®, Abilify®, Geodon® and others; and

•	Miscellaneous agents, including Symmetrel®, Lithium and others.

      Neurodex for neuropathic pain. We anticipate that Neurodex for the treatment of neuropathic pain, if fully developed by the Company and approved by the FDA for marketing, will compete with other drug products that are currently prescribed by physicians. Such products currently prescribed by clinicians to treat neuropathic pain include:

•	Cymbalta®

•	Narcotic products and

•	Off-label uses of non-narcotic products, such as the anticonvulsants phenytoin and carbamazepine, and the antidepressant amitriptyline.

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

      AVP-13358 (IgE down-regulation program). Our IgE down-regulation program competes with several research approaches and numerous compounds under development by large pharmaceutical and biotechnology companies. One such example is the anti-IgE therapy using rhuMAB-E25 (Xolair®), a recombinant humanized monoclonal antibody developed in a collaboration between Genentech, Tanox and Novartis. The injectable antibody Xolair was approved for marketing by the FDA in 2003. Other competitive and successful products already established in the marketplace include non-sedative antihistamine products, such as Shering-Plough’s Claritin® loratadine ($3 billion in annual sales) and Aventis’ Allegra®/ Telfast® ($1 billion in annual sales).

      Antibody generation technology. Several companies, including Abgenix, Inc., Medarex, Inc., Cambridge Antibody Technology Group, plc., and Human Genome Sciences, Inc. have human antibody generation technologies and have been in business longer and have substantially greater financial resources and personnel than we have.

Patents and Proprietary Rights

      Patents. AVANIR presently owns or has the rights to 94 issued patents (26 U.S. and 68 foreign) and 250 applications pending (30 U.S. and 220 foreign). Patents and patent applications owned by the Company include docosanol-related products and technologies, Xenerex technologies for developing monoclonal antibodies, NeurodexTM, compounds capable of down-regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of down-regulating the target MIF in the treatment of several inflammatory diseases, and compounds for the treatment of atherosclerosis.

	Patents and Patent Applications

	United States			Foreign

Description:	Issued	Expiration Dates	Pending	Issued	Expiration Dates	Pending

Docosanol-related technologies	10	2009 to 2016	4	44	Various	64
Xenerex proprietary antibody generation technologies	5	2012 to 2015	3	14	Various	0
IgE down-regulation technology	5	2018 to 2019	10	9	Various	90
Neurodex	6	2010 to 2015	2	1	—	12
MIF inhibitor technology	0	—	4	0	—	44
Atherosclerosis	0	—	7	0		10

Total	26		30	68		220

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

      Atherosclerosis. The patent applications pending for our potential treatment of atherosclerosis relate to the general structures currently under development in preclinical research.

      We cannot assure you that the claims in our pending patent applications will be issued as patents, that any issued patents will provide us with significant competitive advantages, or that the validity or enforceability of any of our patents will not be challenged or, if instituted, that these challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. Furthermore, we cannot assure you that others will not independently develop similar technologies or duplicate our technologies or design around the patented aspects of our technologies. We can provide no assurance that our proposed technologies will not infringe patents or other rights owned by others, the licenses to which might not be available to us. In addition, the National Institutes of Health regulations provide that, if federally funded entities do not pursue patent applications for patentable inventions in a timely manner, then the government may exercise its rights to own these inventions.

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

      The results of these nonclinical studies may be submitted to the FDA as part of an IND application. The sponsor of an IND application may commence human testing of the compound 30 days after submission of the IND, unless notified to the contrary by the FDA.

      The clinical testing program for a drug typically involves three phases:

•	Phase I investigations are generally conducted in healthy subjects. In certain instances, subjects with a life-threatening disease, such as cancer, may participate in Phase I studies that determine the maximum tolerated dose and initial safety of the product;

•	Phase II studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective dose and schedule of administration, evaluating both safety and whether the product demonstrates therapeutic effectiveness against the disease; and

•	Phase III studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

      Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in an NDA. Although the FDA’s requirements for clinical trials are well established and we believe that we have planned and conducted our clinical trials in accordance with the FDA’s applicable regulations and guidelines, these requirements, including requirements relating to testing the safety of drug candidates, may be subject to change as a result of recent announcements regarding safety problems with approved drugs. (See “Risk Factors that Might Affect Future Operations.”)

      The FDA’s Center for Drug Evaluation and Research (“CDER”) must approve a new drug application or biologics license application for a drug before the drug may be marketed in the U.S. At the time, if ever, that we begin to market our proposed products for commercial sale in the U.S., any manufacturing operations that may be established in or outside the U.S. will be subject to rigorous regulation, including compliance with current good manufacturing practices. We also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Export Control Act and other present and future laws of general application. In addition, the handling, care and use of laboratory mice, including the hu-PBL-SCID mice and rats, are subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the National Institutes of Health.

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

Human Resources

      As of December 7, 2004, we employed 60 persons, including 38 engaged in research and development activities and clinical and regulatory affairs, 5 in commercial development, and 17 engaged in administrative functions such as human resources, finance, accounting, purchasing and investor relations. Our staff includes 29 employees with Ph.D. or M.D. degrees. None of our employees are members of a union. We believe that our relationship with our employees is good.

Risk Factors That Might Affect Future Operations

      We have a history of losses and we may never achieve or maintain profitability.

      To date, we have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates and we expect to continue to incur substantial operating losses through at least fiscal 2006. As of September 30, 2004, our accumulated deficit was approximately $124.4 million. To achieve profitability, we would need to generate significant additional revenue with positive gross margins to offset our other operating expenses. Additionally, we intend to increase our pre-launch activities and sales and marketing efforts over the next several quarters as we prepare for submission of an NDA to the FDA for Neurodex and await the FDA’s decision. We could also increase spending on our preclinical programs to the extent our progress in development is favorable. Although we are seeking to negotiate revenue-generating licenses and/or co-promotion arrangements for docosanol 10% cream and other product candidates, we may not find attractive arrangements, if at all, and any such arrangements may not provide adequate revenues to cover future operating expenses. Increases in expenditures may not be offset by new or adequate sources of revenues, and as a result, we may not achieve or maintain profitability.

      Although our Phase III clinical trial for Neurodex in MS patients with PBA showed favorable results, we must submit our results for this study and other studies to the FDA for review and approval prior to U.S. commercialization. Any delay in the regulatory review or approval process may harm our prospects and could harm our stock price.

      We intend to begin submission of an NDA for Neurodex to the FDA by December 31, 2004 and must obtain FDA approval prior to commercialization in the United States. Any delays in our submission or in the FDA’s review or approval would delay market launch and increase our cash requirements and could increase the volatility of our stock price and result in additional operating losses.

      The process of obtaining FDA approval typically takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. FDA’s review and approval of the actual NDA submission is expensive and uncertain. Although we expect to begin submission of an NDA for Neurodex to the FDA by December 31, 2004, we may not be able to maintain our proposed schedule and may not complete our submission in a timely manner. If we submit an NDA for Neurodex, the FDA must decide whether to accept or reject the submission for filing. The FDA’s official filing of an NDA is the action that begins the application’s substantive review. The FDA may refuse to file an NDA for review for many reasons, including if the submission contains insufficient data to demonstrate efficacy and safety. We cannot be certain that our NDA submission would be accepted for filing and reviewed by the FDA or that we would be able to respond to any requests during the review period in a timely manner without delaying potential action on our request for approval. Additionally, recent public announcements regarding safety problems with a few approved drugs may affect the FDA’s policies regarding safety data for new drug applications and may result in the FDA requiring additional safety data before accepting our planned NDA submission and closer surveillance after a drug is approved.

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

      We have yet to market or sell Neurodex or any of our other potential products.

      Although we may market Neurodex in the United States through the recruitment of experienced marketing and sales personnel, assuming Neurodex is approved by the FDA, we have never before marketed or sold any pharmaceutical products. In order to market or co-market Neurodex or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise internally or through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

      In the international markets, we intend to rely on collaborative partners to obtain regulatory approvals, and to market and sell our products in those markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Neurodex with the exception of agreements relating to Israel. We cannot guarantee that we will be able to enter into any other arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling Neurodex or docosanol 10% cream or our marketing collaborators’ efforts are not successful, our ability to generate revenue from product sales will suffer.

      We expect that we will need to raise additional capital to fund ongoing operations through at least 2006. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our stock price and future revenues.

      In order to maintain sufficient cash and investments to fund future operations, we will need to raise additional capital. We expect to seek to raise additional capital over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates and selling shares of our Class A common stock.

•	If we raise capital through licensing or sales of one or more of our technologies or drug candidates, then we may not realize revenues from product sales for products that are successfully developed, approved by the FDA and marketed. If we license any of our technologies or drug candidates, then the development of these products or technologies may no longer be in our control. A licensee might not ever reach any of the milestones in a license agreement and we would not earn any additional payments in such an event. Further, if we sell any of our technologies or drug candidates, the sales price may not fully cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, the value of the shares of Class A common stock then outstanding may be reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our Class A common stock and dilute voting rights.

•	We may not be able to raise capital on terms that we find acceptable, or at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical or preclinical research programs. Any of these actions could be expected to have an adverse effect on our stock price.

      We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.

      Historically, we have had only limited recurring revenue. As a result, operating results have been, and will continue to be, subject to significant quarterly fluctuations based on a variety of factors, including:

•	Co-promotion or license arrangements — We are currently seeking co-promotion or licensing partners for docosanol 10% cream and Neurodex, as well as for our compounds targeting IgE (allergy and asthma), MIF (inflammation) and apolipoprotein A1 (atherosclerosis). It is difficult to predict whether any of these discussions will result in a partnering or license arrangement and what the financial terms of such an arrangement might be. If we do enter into any such arrangements, the recognition of the revenue under those arrangements may depend on the efforts and performance of our licensees or partners in reaching milestones that are outside our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Limited rights to future Abreva royalties — In December 2002, we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva wholesale sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We expect that any royalty payments on these excess sales, if any, would occur only once a year, after the end of each calendar year.

•	Concentration of significant customers, suppliers and industries — Milestone payments, royalties earned, and revenues recognized from the sale of rights to royalties from a single licensee (GlaxoSmithKline) accounted for approximately 48%, 73% and 95% of our fiscal 2004, 2003 and 2002 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline for North America. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty payments from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase the raw material docosanol from a sole foreign supplier that has been approved by the FDA for manufacturing. Any disturbances or delays in the manufacture of docosanol or other raw materials for our products and clinical research programs could seriously and adversely affect our business.

•	Acquisitions/ alliances — If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any or our acquisition or alliance activities, to the extent they exist in the future, are not successful.

      Our stock price is highly volatile and investors may not be able to sell their shares at or above the price they pay for them.

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

      A significant decline in our stock price, or other factors, could also result in our Class A common stock being delisted from the American Stock Exchange and could result in litigation, including a securities class action lawsuit. Such a lawsuit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

      The drug development process is lengthy and capital-intensive. Since September 1998, we have spent approximately $71.6 million in preclinical and clinical studies researching the safety and efficacy of our drug candidates and potential drug candidates. If any of our drug candidates fail to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for many of our drug development programs exceeds our available capital. Because of our limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete the development of the drug. We may be unable to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, the proposed license terms may not be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

      Avanir and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in the rest of the world, or in licensing, marketing and selling the product in foreign countries.

      Currently, docosanol 10% cream is approved for sale in the United States, Canada, Korea, Israel, Sweden, Spain and Portugal. We are currently seeking approval in various other countries in the European Union and intend to seek approval in Japan. AVANIR and its licensees face a variety of risks in foreign countries in obtaining regulatory approval and in marketing and selling docosanol 10% cream, including:

•	Regulatory approval requirements differ by country, and obtaining approvals to market the drug in foreign countries may be difficult to obtain, may require additional costly and time consuming clinical trials, or may require being a prescription drug first before obtaining sufficient experience to warrant approval as an OTC product;

•	Building product awareness of a new drug, whether prescription or OTC, among customers or retail store decision makers may require a substantial amount of product promotion, which does not guarantee success:

•	Consumers may not perceive that docosanol 10% cream is superior to existing and potentially new OTC products for oral herpes;

•	Acceptance of docosanol 10% cream in the OTC consumer market may not be widespread; and

•	Potential price erosion could occur due to competitive products and responses to our product’s introduction.

      Foreign sales of docosanol 10% cream and other potential products are subject to various foreign trade risks.

      Our license agreement with GlaxoSmithKline is for the United States and Canada. We also have exclusive license agreements for docosanol 10% cream for approximately fourteen other countries. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for other territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. We may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our potential revenues on foreign sale include:

•	Difficulties in obtaining regulatory approval of docosanol 10% cream in foreign countries;

•	Changes in the regulatory and competitive environments in foreign countries;

•	Changes in a specific country’s or region’s political or economic conditions, including related to terrorism;

•	Difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

•	Manufacturing and shipping delays;

•	Difficulties in managing operations across disparate geographic areas;

•	Fluctuations in foreign exchange rates;

•	Prices of competitive products;

•	Difficulties associated with enforcing agreements through foreign legal systems;

•	Trade protection measures, including customs duties and export quotas; and

•	Foreign tax withholding laws.

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

      We rely substantially on the protection of our intellectual property through our ownership or control of 94 issued patents and 250 patent applications. Patents and patent applications owned or controlled by the Company include docosanol-related products and technologies, Neurodex, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of regulating the target MIF in treatment of inflammatory diseases, compounds targeting apolipoprotein A1 for the treatment of atherosclerosis, and Xenerex technologies for developing monoclonal antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

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

      We depend on third parties to manufacture compounds for our drugs and drug candidates. The failure of these third parties to perform successfully could harm our business.

      We have utilized, and intend to continue utilizing, third parties to manufacture docosanol 10% cream, Neurodex, active pharmaceutical ingredients, and supplies for our other drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have only a single supplier for the raw material docosanol and we do not have any long-term supply agreements in place with this manufacturer. Although we and GlaxoSmithKline maintain a strategic reserve of the active pharmaceutical ingredient, docosanol, to mitigate against a short-term supply disruption, any sustained disruption of our supply could harm our operations.

      Because we depend on clinical research centers and other contractors for clinical testing and for certain research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

      The nature of clinical trials and our business strategy of outsourcing a substantial portion of our research require that we rely on clinical research centers and other contractors to assist us with research and development and clinical testing activities. As a result, our success depends partially on the success of these outside parties in performing their responsibilities. Although we pre-qualify our contractors and we believe that they will fully perform their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our drug candidates could be delayed.

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

      We have the opportunity to earn royalties on Abreva product wholesale sales if sales exceed $62 million a year. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Most of the competing products are manufactured by companies having substantially greater financial resources, research and development facilities and manufacturing and marketing experience than AVANIR. Even with Abreva being marketed by one of the world’s largest consumer healthcare companies, GlaxoSmithKline, not all competitive responses and the impact of those responses can be foreseen.

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

      Our future financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense.

      We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had we accounted for our compensation expense under the fair value method accounting prescribed by SFAS No. 123, the charges would have been significantly higher, by approximately $1,003,000, $1,554,000 and $2,176,000 during fiscal 2004, 2003, and 2002, respectively. In October 2004, the Financial Accounting Standards Board (the “FASB”) announced the planned effective date for proposed changes to accounting rules concerning the recognition of stock option compensation expense to be the first period after June 15, 2005, or effectively July 1, 2005. We expect that the new FASB rules covering stock-based compensation will be issued soon. We and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to the difference in the two measurement methods.

Risks Relating to Our Industry

      The pharmaceutical industry is highly competitive and most of our competitors are larger and have greater resources. As a result, we face significant competitive hurdles.

      The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in similar areas as our research. Additionally, many physicians prescribe medications for indications other than those for which a certain drug has been approved (so called “off-label” use). For example, if the FDA approves Neurodex for marketing as a treatment of PBA, physicians may continue prescribing other products in an off-label manner for the treatment of this condition, including:

•	Antidepressants, such as Prozac®, Celexa®, Zoloft®, Paxil®, Elavil® and Pamelor® and others;

•	Atypical antipsychotics agents, such as Zyprexa®, Resperdal®, Abilify®, Geodon® and others; and

•	Other agents, such as Symmetrel® and Lithium

      Our competitors may have specific expertise and technologies that are better than ours and many of these companies, either alone or together with their research partners, have substantially greater financial resources, larger research and development staffs and substantially greater experience than we do. Accordingly, our competitors may develop a competing product approved specifically for the treatment of PBA. If we commence commercial sales for Neurodex, we may potentially be competing with other companies and their products with respect to manufacturing efficiencies and marketing capabilities, areas where we have limited or no direct experience.

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

Item 2.	Properties

      We currently lease 57,582 square feet of laboratory and office space in three buildings located at 11388, 11404, and 11408 Sorrento Valley Road, San Diego, California for combined base rental payments of approximately $142,000 per month in fiscal 2005. Our lease agreements provide for scheduled rent increases each year. The agreement for the building at 11388 Sorrento Valley Road expires on August 31, 2008. The lease agreement for buildings at 11404 and 11408 Sorrento Valley Road expires on January 14, 2013. See Note 4, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Financial Statements and Exhibits 10.2 and 10.7. We maintain irrevocable standby letters of credit to the lessors or their creditors, totaling $857,000 to secure our performance under the leases.

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

      There were no matters submitted to a vote of the security holders of AVANIR Pharmaceuticals during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A common stock trades under the symbol “AVN” on The American Stock Exchange (the “AMEX”). The following table sets forth the high and low closing sales prices for our Class A common stock in each of the quarters over the past two fiscal years, as quoted on the AMEX.

	Class A
	Common Stock

	High	Low

Fiscal 2004
First Quarter	$1.71	$1.42
Second Quarter	$2.24	$1.53
Third Quarter	$1.91	$1.33
Fourth Quarter	$3.15	$1.56
Fiscal 2003
First Quarter	$1.24	$0.90
Second Quarter	$1.63	$0.77
Third Quarter	$2.22	$0.91
Fourth Quarter	$2.00	$1.42

      On December 7, 2004, the closing sales price of Class A Common Stock was $3.16 per share.

      As of December 7, 2004, we had approximately 19,682 shareholders, including 1,055 holders of record and an estimated 18,627 beneficial owners. We have not paid any dividends on our Class A common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below at September 30, 2004 and 2003, and for the fiscal years ended September 30, 2004, 2003 and 2002, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and the independent auditors’ report thereon, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 2002, 2001 and 2000, and for the years ended September 30, 2001 and 2000, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC.

      The quarterly consolidated financial data are derived from unaudited financial statements included in our Quarterly Reports on Form 10-Q.

Summary Financial Information

	Fiscal Years Ended September 30,

Statement of operations data:	2004	2003	2002	2001	2000

Revenues	$3,589,317	$2,438,733	$8,853,742	$12,678,602	$10,252,818
Net income (loss)	$(28,154,853)	$(23,236,348)	$(10,249,512)	$233,122	$(582,283)
Net income (loss) attributable to common shareholders	$(28,154,853)	$(23,264,293)	$(10,292,798)	$189,888	$(801,806)
Basic net income (loss) per share	$(0.36)	$(0.39)	$(0.18)	$0.00	$(0.02)
Diluted net income (loss) per share	$(0.36)	$(0.39)	$(0.18)	$0.00	$(0.02)
Weighted average number of shares of common stock outstanding:
Basic	77,946,413	59,896,135	58,206,969	57,475,748	51,784,214
Diluted	77,946,413	59,896,135	58,206,969	61,130,415	51,784,214

	September 30,

Balance sheet data:	2004	2003	2002	2001	2000

Cash and cash equivalents	$13,494,083	$12,198,408	$8,630,547	$16,542,545	$19,699,768
Investments in securities	12,412,446	5,258,881	4,538,460	5,308,691	1,568,474

Total cash, cash equivalents and investments in securities	$25,906,529	$17,457,289	$13,169,007	$21,851,236	$21,268,242
Working capital	$16,653,621	$10,619,216	$5,918,083	$16,027,577	$18,774,423
Total assets	$37,403,953	$29,645,257	$20,332,929	$27,053,953	$23,519,237
Deferred revenues	$21,009,115	$22,742,641	$233,333	$125,000	$—
Notes payable, net of current portion	$703,560	$—	$—	$—	$—
Total liabilities	$27,206,694	$28,608,026	$5,752,259	$2,592,490	$1,922,929
Convertible preferred stock	$—	$—	$521,189	$502,903	$465,920
Shareholders’ equity	$10,197,259	$1,037,231	$14,059,481	$23,958,560	$21,130,388

	Fiscal Quarters Ended

Quarterly statement of operations data for fiscal 2004:	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004

Revenues	$1,509,645	$855,837	$591,354	$632,481
Net loss	$(6,280,212)	$(6,690,555)	$(6,617,493)	$(8,566,593)
Net loss attributable to common shareholders	$(6,280,212)	$(6,690,555)	$(6,617,493)	$(8,566,593)
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.08)	$(0.09)
Weighted average number of shares of common stock outstanding:
Basic and diluted	67,804,604	71,285,690	78,256,417	94,369,912

	Fiscal Quarters Ended

Quarterly statement of operations data for fiscal 2003:	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003

Revenues	$819,106	$621,643	$398,222	$599,762
Net loss	$(4,237,999)	$(5,977,934)	$(6,029,428)	$(6,990,987)
Net loss attributable to common shareholders	$(4,248,858)	$(5,988,693)	$(6,035,755)	$(6,990,987)
Basic and diluted net loss per share	$(0.07)	$(0.10)	$(0.10)	$(0.11)
Weighted average number of shares of common stock outstanding:
Basic and diluted	58,296,555	58,352,406	58,741,635	64,147,835

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      AVANIR Pharmaceuticals is a drug discovery and development company focused primarily on novel treatments for chronic diseases. AVANIR is currently developing NeurodexTM for the treatment of pseudobulbar affect (“PBA”) and for the treatment of chronic diabetic neuropathic pain. We have successfully completed two Phase III trials of Neurodex in the treatment of PBA in patients with multiple sclerosis (“MS”) and with Lou Gehrig’s disease (amyotrophic lateral sclerosis or “ALS”), and one Phase II trial for the treatment of diabetic neuropathic pain. We also have a potential product for allergy and asthma, AVP-13358, which is in Phase I clinical development.

      Our clinical and preclinical research and drug discovery programs are focused primarily on small molecules that can be taken orally as therapeutic treatments. Other small molecule research programs include potential treatments for atherosclerosis and inflammation, which are both in the preclinical development stage. Using our proprietary XenerexTM technology, we are also conducting research to develop injectable human monoclonal antibody products for anthrax, cytomegalovirus, and other infectious diseases.

      The following chart illustrates the approximate status of research activities for our products and product candidates that are under development.

      We strive to maintain a lean organizational structure while working on a diverse product development pipeline. We also strive to maintain flexibility in our cost structure, by managing over outsourced functions such as clinical trials, market research, legal counsel and portions of chemistry, rather than maintain all of these functions in house. While outsourcing can lead to higher costs in some cases, we believe the benefits of being flexible, and being able to rapidly respond to program delays, or successes, and the availability of capital to advance our programs, far outweigh the disadvantages. However, even with a lean, flexible organization, the continued development of our current product candidates and the potential launch of Neurodex will require substantial additional capital.

      We intend to partner with pharmaceutical companies that can help fund our research and development programs in exchange for sharing in the rights to commercialize new drugs. We have licensed certain rights to docosanol 10% cream and continue to seek licensees for that product and potential products in our pipeline. Research collaborations also represent a significant way to achieve our development goals by sharing the risks and the opportunities that come from such development efforts.

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

      Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: milestone payments in license agreements, royalties on licensed products, sale of rights to future royalties, and recognition of revenues in research contracts. Our critical accounting policies also include recognition of expenses in research contracts and the capitalization and valuation of intangible assets.

Milestone Payments in License Agreements

      We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

      Our largest and most significant license agreement is with SB Pharmco Puerto Rico, Inc., a subsidiary of GlaxoSmithKline (“GlaxoSmithKline”). On March 31, 2000, we transferred the rights to manufacture, use, and sell Abreva in the United States and Canada to GlaxoSmithKline and gave them full control, authority and responsibility over research, development, regulatory compliance activities (including actions required to obtain appropriate government approvals), and commercialization of the product in those territories. GlaxoSmithKline has achieved and paid all of the performance milestones under the agreement, and we have no further performance obligations. Future revenues, if any, to be earned under the GlaxoSmithKline agreement will come solely from royalty revenues.

      We entered into additional agreements this year and expect to enter into additional license agreements in the future. We expect that each license agreement will have its own set of circumstances and terms of performance. We will consider the specific facts and circumstances of each license agreement to determine the appropriate revenue recognition for such items, including nonrefundable up-front fees, data transfer fees, and milestone payments and taking into consideration when the earnings process is complete and collection is reasonably assured.

Royalties on Licensed Products

      We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through September 30, 2004, substantially all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies in the future.

Sale of Rights to Future Abreva Royalties

      In fiscal 2003, we sold an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA for $24.1 million. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we have recorded the amounts received from Drug Royalty USA, net of costs of the transaction and forgiveness of certain advances, as deferred revenue. The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method over the period from October 2002 through April 2014. Under this method, the amount of deferred revenue being recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The variance in revenues from quarter-to-quarter under this method has been as much as $191,000 in fiscal 2004. The portion of deferred revenue classified as a current liability represents the amount we expect to realize as revenue within the next 12 months. (See Note 2, “Summary of Significant Accounting Policies — Deferred Revenue,” in the accompanying Notes to Consolidated Financial Statements.)

Recognition of Revenues in Research Contracts

      We may enter into research contracts or collaborations that have obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations, as discussed below.

      Antibody generation services. As of September 30, 2004, we had $33,000 in deferred revenue related to a research collaboration agreement that had research initiation fees. In this type of agreement, the customer provides us with the target antigens. We then perform research services to develop potential antibodies for those antigens. If we are able to estimate the period of service in the contract in advance of beginning the work, then we recognize such research initiation fees ratably as revenue over the estimated period of service. If we are unable to identify the period of service in the contract in advance of beginning the work, we defer research initiation fees and recognize such fees as revenue only when we have completed our efforts to create the antibodies. In the research phases of the research collaboration agreement, we may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered because the earning process is complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

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

Recognition of Expenses in Research Contracts

      Pursuant to management’s assessment of the progress that has been made on clinical trials and services provided in other research contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods, including our largest contract valued at approximately $3.4 million as of September 30, 2004. A 5% variance in our estimate of the percent completed in our largest contract could increase or decrease our operating expenses by $173,000. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress, and finally, management’s judgment.

      We assess our obligations to make milestone payments that may become due under licensed or acquired technology to determine whether the payments should be expensed or capitalized. We charge milestone payments to research and development expense when:

•	The technology is in the early stage of development and has no alternative uses;

•	There is substantial uncertainty of the technology or product being successful;

•	There will be difficulty in completing the remaining development; and

•	There is substantial cost to complete the work.

Capitalization and Valuation of Intangible Assets

      We capitalize legal costs incurred in connection with patents, patent applications pending, trademark applications and license agreements. We amortize costs of approved patents and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changed. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense. AVANIR’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

      Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. Factors we consider important that could trigger an impairment review include the following:

•	A significant underperformance relative to the expected historical or projected future operating results;

•	A significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or

•	A significant negative industry or economic trend.

      When we determine that the carrying value of intangible assets or long-lived assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets that have not been previously recorded.

      As of September 30, 2004, our largest group of intangible assets with finite lives was for our IgE down-regulation technology, having net intangible assets of approximately $1.0 million. Any setback or failure in our IgE technology, currently in Phase I clinical development for the treatment of allergy and asthma, could cause a re-assessment of the value of this technology and possible write-down of all or a portion of the costs of these assets.

Nature of Operating Expenses

      AVANIR’s operating expenses are influenced substantially by the amount of spending devoted to clinical development programs and drug discovery research. During the past three years, we have substantially expanded our drug development pipeline, which requires that we allocate significant amounts of our resources to research and development activities and professional and consulting fees related to clinical trials programs, which also have increased substantially over the same period. We expect research and development expenses will represent approximately 60% of our operating expenses for fiscal 2005, compared with 70% for fiscal 2004, as we embark on pre-launch planning and sales and marketing programs for Neurodex.

      Other than research and development, our operating expenses are primarily related to sales and marketing and general and administrative areas. We expect that sales and marketing will increase as a percentage of total operating expenses in fiscal 2005, compared to fiscal 2004. We attribute the increased allocation to sales and marketing to our medical education and marketing programs for Neurodex. The balance of spending relates to general and administrative functions, including the Company’s board of directors, securities compliance, corporate governance, human resources, finance and investor relations. Our spending on general and administrative support staff tends to follow trends in other areas, but to a lesser extent. General and administrative expenses have tended to increase since the adoption of the Sarbanes-Oxley Act of 2002. Occupancy costs, including building rent, utilities, maintenance, operation of our laboratory and office facilities, insurance and depreciation, are allocated to the various departments based on headcount. Building rent amounting to approximately $1.8 million in fiscal 2004 has scheduled rent increases of approximately 4% a year for at least the next three years.

      Our business is exposed to significant risks, as discussed in the section entitled “Risk Factors That Might Affect Future Operations,” which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our results of operations and financial condition.

Effects of Inflation

      We believe the impact of inflation and changing prices on net sales revenues and on operations has been minimal during the past three years.

Results of Operations

Comparison of Fiscal 2004 and 2003

Revenues — 2004 vs. 2003

      Revenues in fiscal 2004 amounted to $3.6 million, including $1.7 million from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva® license agreement to Drug Royalty USA (See Note 2, “Summary of Significant Accounting Policies — Deferred Revenue,” in the accompanying Notes to Consolidated Financial Statements), $787,000 in sales of the active ingredient docosanol to licensees, $759,000 from government research grants, and $328,000 from milestones and fees earned in license agreements. Revenues from government research grants included preclinical development of docosanol as a potential treatment for genital herpes ($373,000) and preclinical research on a potential antibody to anthrax ($265,000). Revenues for fiscal 2003 amounted to $2.4 million, including $1.8 million from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement, $587,000 from government research grants and $17,000 in docosanol product sales.

      During fiscal 2005, we expect to recognize approximately $1.8 million in revenues from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement and $578,000 in revenues from research being performed under government research grants. We expect sales of the active ingredient docosanol will be less than $100,000 in fiscal 2005. Projected fiscal 2005 revenues from new sources, such as license fees and milestone payments, will depend substantially on our ability to enter into additional license arrangements and achieve milestones under those arrangements. Such arrangements could be in the form of licensing or partnering agreements for docosanol 10% cream, Neurodex, or for our other product development programs including potential treatments for PBA, allergy and asthma, inflammation and atherosclerosis. Many of our product development programs could take years of additional development before they reach the stage of licensing, if ever, by other pharmaceutical companies.

Revenue-generating Contracts

      Partnering, licensing and research collaborations have been, and will continue to be, an important part of AVANIR’s business development strategy. We intend to partner with pharmaceutical companies that can help fund AVANIR’s research in exchange for sharing in the rights to commercialize new drugs resulting from this research. We have licensed and continue to seek licensees in other countries for docosanol 10% cream and other potential products in our development pipeline. Research collaborations also represent an important way to achieve our development goals, while sharing in the risks and the opportunities that come from such development efforts. Commercial contracts that remained active at the end of fiscal 2004 include seven docosanol 10% cream license agreements, one antibody license and one Neurodex sublicense. The Abreva license arrangement has been our most significant revenue source during the past four years, accounting for a majority of revenues in each of those years.

Expenses — 2004 vs. 2003

      Operating expenses. Total operating expenses amounted to $32.0 million in fiscal 2004, compared to $25.9 million in fiscal 2003. The $6.1 million or 24% increase in operating expenses was primarily caused by a $3.9 million or 21% increase in spending on research and development programs including a $2.7 million charge in fiscal 2004 related to the issuance of common stock to the Ciblex Corporation, in lieu of potential future milestone payments related to our MIF technology. Clinical development of Neurodex for the treatment of PBA remained the leading research and development program for fiscal 2004, accounting for $7.4 million or approximately 33% of all research program spending. We also incurred a $1.1 million or 24% increase in general and administrative expense and an $851,000 or 32% increase in sales and marketing. Research and development programs accounted for 70% and 72% of total operating expenses for fiscal 2004 and 2003, respectively. The increase in general and administrative expenses, which accounted for 18% of total operating expenses for fiscal 2004 and 2003, was primarily attributable to increases in legal, consulting and other costs associated with corporate governance and compliance with the Sarbanes Oxley Act of 2002. The increase in sales and marketing, which accounted for 11% and 10% of total operating expenses for fiscal 2004 and 2003, respectively, was primarily because of increased medical education and marketing activities related to Neurodex. These and other costs are more fully described below.

Operating Expenses

	Three Months		Twelve Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Operating expenses:
Research and development	71%	72%	70%	72%
General and administrative	19%	17%	18%	18%
Sales and marketing	10%	11%	11%	10%
Costs of sales	0%	0%	1%	0%

Total operating expenses	100%	100%	100%	100%

      Research and development (R&D) expenses. R&D expenses totaled $22.5 million in fiscal 2004, including the issuance of $2.7 million in common stock in connection with the MIF technology, compared to $18.6 million in fiscal 2003. (See Note 2, “Summary of Significant Accounting Policies — Research and Development Expenses” in the accompanying Notes to Consolidated Financial Statements.) Higher R&D spending for fiscal 2004, other than for the MIF technology, was primarily related to clinical development of Neurodex for the treatment of PBA. Neurodex had a higher number of patients enrolled in both the Phase III clinical trial and the open label safety study in the treatment of PBA in fiscal 2004, which resulted in a $2.4 million or 47% increase over fiscal 2003 program spending. Costs associated primarily with Phase I clinical trials of AVANIR’s lead compound for the treatment of allergies and asthma accounted for 16% of total R&D spending in fiscal 2004. The balance of R&D spending was for other programs, including pre-clinical research related to the development of compounds for the treatment of inflammation and atherosclerosis and antibody research programs.

      In fiscal 2003, the clinical trials of Neurodex for the treatment of PBA in patients with MS accounted for 27% of all R&D spending. Costs associated with completion of toxicology, submitting an IND, and initiating Phase I clinical trials of AVANIR’s lead compound for the treatment of allergies and asthma accounted for 25% of total R&D spending. The balance of R&D spending was for other programs, including clinical research of Neurodex for the treatment of neuropathic pain, pre-clinical research related to the development of compounds for the treatment of inflammation and atherosclerosis, and antibody research programs.

      Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, for many of our larger development programs, we intend to license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those projects and pay us up-front license fees, data transfer fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the U.S. Food and Drug

Administration (“FDA”) and foreign regulatory agencies. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of an NDA with the FDA or that any NDA will be approved.

      The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Expenses

	Three Months Ended		Fiscal Year Ended		Inception	Estimated
	September 30,		September 30,		Through	Cost to
					September 30,	Complete
	2004(1)	2003(1)	2004(1)	2003(1)	2004(1)(2)	Project(1)

Company-funded Projects:
Develop Neurodex for FDA marketing approval in treating PBA. Estimated cost and timing to reach NDA decision by end of 2005	$1,112,774	$1,719,327	$7,431,450	$5,055,929	$17,917,633	$8M	(3)
Develop Neurodex for neuropathic pain. Phase II open-label study completed. Estimated cost and timing to complete one Phase III trial and license the product: up to 2 years	73,667	792,823	1,636,582	2,093,097	6,400,669	$8M	(4)
Development program for allergy and asthma. Estimated timing to complete Phase IIa and license the product: up to 2 years	624,468	1,223,059	3,564,324	4,709,587	18,076,952	$13M
Preclinical atherosclerosis research program. Estimated timing to complete proof of concept and to license the product: up to 3 years	514,934	235,423	1,304,852	870,423	3,205,044	$26M
Preclinical anti-inflammatory research program (MIF inhibitor). Estimated timing to complete Phase IIa and to license the product: up to 4 years.(5)	3,659,891	610,231	5,140,019	2,222,095	10,142,085	$21M
Other projects involving monoclonal antibodies and docosanol	510,467	778,526	2,425,272	2,823,599	13,824,512	—	(6)
Government-funded Projects:
Preclinical research, primarily for potential treatments for genital herpes, and anthrax. Estimated timing to complete the various projects varies from one to two years	156,240	202,866	979,182	783,287	2,064,747	$0.7M	(7)

Total	$6,652,441	$5,562,255	$22,481,681	$18,558,017	$71,631,642

(1)	Each project includes allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking programs costs.

(3)	Total expenditures of $8.0 million include an additional $5.0 million in 2005 calendar year to complete the open label study and pay for the NDA submission fee.

(4)	Licensing and co-promotion alternatives are being explored whereby a partner would fund a portion of clinical development. See “Research and Development Program Status and Plans.” Program expenditures for Neurodex for the treatment of neuropathic pain during each of the listed periods include allocated costs of certain research projects that are shared with Neurodex for PBA. We are in the process of developing our Phase III clinical study plan and estimated costs could change substantially.

(5)	Includes a non-cash charge of $2,733,023 related to the issuance of Class A common stock in connection with the MIF Inhibitor Technology (See Note 2, “Summary of Significant Accounting Policies — Research and Development Expense” in the accompanying Notes to Consolidated Financial Statements).

(6)	The costs and timing to complete these projects are unpredictable because of the uncertainty of outcomes of the research.

(7)	Represents the remaining balance of State and Federal research grant awards totaling $724,000 for research related to genital herpes and anthrax.

Status of R&D Programs and Plans — Company-funded Projects

      Neurodex for the treatment of PBA. We intend to begin submission of an NDA for NeurodexTM to the FDA by December 31, 2004 and we expect to complete its submission by mid-2005. The FDA has offered a “rolling” review of the NDA and has also indicated that Neurodex would qualify for a priority review when the submission is complete. The rolling review process will allow us to submit the NDA in modules (reviewable units), which can then be evaluated by the FDA as they are submitted. Once the submission is complete, and assuming that the FDA grants us priority review, it should take approximately six months for the FDA to complete its review of the entire submission. In June 2004, we successfully completed the treatment phase of a Phase III clinical trial of Neurodex for the treatment of PBA in 150 patients with MS. Also, AVANIR has been engaged in an open-label safety study for the treatment of PBA in a broader pool of patients who could have PBA associated with one of several underlying neurodegenerative diseases or conditions. Prior to engaging in these recent and current ongoing studies, we successfully completed the initial Phase III clinical trial of PBA in patients with amyotrophic lateral sclerosis (ALS), in May 2002.

      Neurodex for the treatment of neuropathic pain. We are currently developing our Phase III clinical development plan for the use of Neurodex in the treatment of neuropathic pain and have included the costs to complete only one Phase III clinical trial. Simultaneously, we are evaluating commercial development alternatives, including continuing development on our own or with the funding of a potential co-promotion partner or potential licensee. In mid-2003, we successfully completed a four-week open-label dose escalation study of Neurodex in patients with painful diabetic neuropathy. There can be no assurances as to the timing of a license or co-promotion arrangement, if any.

      Development program for allergy and asthma (IgE regulator). In fiscal 2004 we completed a Phase I clinical trial of our asthma/ allergy drug, AVP-13358, in 54 healthy volunteers. The placebo-controlled study was intended to assess safety, tolerability and pharmacokinetics following single rising oral doses. Results of the study suggest AVP-13358 was well tolerated at all doses up through 16 milligrams. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow potentially once or twice daily dosing. We intend to continue to evaluate the safety of the drug by conducting rising multi-dose studies in healthy patients in fiscal 2005. Assuming the successful completion of Phase I clinical trials and adequate funds to continue development without a partner, we intend to continue development of the drug through Phase IIa. Assuming the results of such additional studies are favorable, we will seek to license the drug to a larger pharmaceutical company for further development.

      Development program for atherosclerosis. We are engaged in preclinical research evaluating certain small, orally active molecules as a potential treatment of atherosclerosis (the build-up of fatty plaques in blood vessel walls). Our research is focused on developing molecules that can enhance the naturally occurring process known as reverse cholesterol transport (“RCT”), whereby cholesterol is effluxed from the fatty-plaques in blood vessel walls and transported to the liver for elimination from the body. Preliminary studies in animal models suggest our compounds may both reduce fatty plaques and increase fecal cholesterol excretion.

      Anti-inflammatory research program (MIF inhibitor). We are currently conducting research on several potential drug candidates capable of inhibiting or blocking the activity of macrophage migration inhibitory factor (MIF), a protein thought to play a central role in the early stages of development of several inflammatory diseases. Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Crohn’s disease, ulcerative colitis, sepsis, glomerulonephritis, and asthma. Assuming we are successful in finding a lead compound and submitting an IND to the FDA, and successfully complete some of the initial studies, we intend to license the compound to another pharmaceutical company for further development. Any delays to our product development timeline or in submitting an IND could cause a similar delay in the timing of when we expect that we could license our MIF technology.

      AVANIR acquired the rights to the MIF Inhibitor Technology from the Ciblex Corporation in August 2001 on the basis that the technology could assist us in discovering a small molecule drug capable of regulating MIF. The MIF Inhibitor Technology included several compounds, details of their chemical structures and method of preparation, data from in vitro experiments and in vivo test models, and rights to provisional patent applications filed by Ciblex regarding use of those or similar compounds in the treatment of autoimmune and inflammatory diseases.

      In August 2004, we charged $2,733,023 to research and development expense for the MIF inhibitor program, representing the cost of issuing common stock to Ciblex, in lieu of potential future milestones that would have likely been due in the future under the technology acquisition agreement, assuming continued successful development. Per the August 2004 amendment to the Ciblex Technology Acquisition Agreement (the “Amendment”), we will no longer be obligated to make up to $9.0 million in milestone payments to Ciblex upon the occurrence of certain events relating to the clinical development and/or commercialization of the MIF Inhibitor Technology in the United States, nor will we be obligated to share the receipt of other milestone payments outside the United States. We will, however, be required to pay a royalty to Ciblex if and when commercial sales under the agreement commence. In connection with entering into the Amendment, we issued Ciblex 1,036,807 shares of Class A common stock valued at $2,733,023. (See Note 6, “Shareholders’ Equity — Common Stock” in the accompanying Notes to Consolidated Financial Statements) and charged that amount to R&D expense.

      We believe that our continued research in this area likely would have resulted in the payment of one or more milestones to Ciblex. It is for that reason that AVANIR entered into the Amendment. As of the date of the Amendment, the MIF Inhibitor Technology was in the preclinical stage of development at AVANIR, but considerably further along than it was in August 2001 when we entered into the Technology Acquisition Agreement. There can be no assurance that any of the milestones under the Technology Acquisition Agreement would have ever been reached or a payment made.

Status of R&D Programs and Plans — Government-funded Projects

      Government research grants have helped fund research on docosanol-based formulations for the treatment of genital herpes and the development of antibodies to anthrax toxins, among other research programs. Approximately $724,000 in funds remains to be spent for the remainder of 2004 and in 2005 under existing government research grants.

      Monoclonal antibodies anthrax toxin. Two of AVANIR’s most potent anthrax antibodies, AVP-21D9 and AVP-22G12, appear unique both in mechanism of action and in terms of the binding site on the anthrax toxin. AVP-21D9 is currently in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections. Ultimately, AVANIR intends to submit an IND application seeking clearance from the FDA to begin clinical trials to evaluate the safety, tolerability, and pharmacology of AVP-21D9 in healthy human subjects. Much of our work targeting infectious diseases has been funded by government research grants. Because all of our research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

      Other government-funded research. During fiscal 2004, we completed two government-funded research programs — the development of a blood donor program intended to find high-affinity antibodies to infectious diseases and research on potential antibodies to cytomegalovirus and continued to make progress in developing antibodies to the anthrax toxin.

      General and administrative expenses. Our general and administrative expenses increased to $5.9 million in fiscal 2004, compared to $4.7 million in fiscal 2003. These increased expenses primarily relate to:

•	a $472,000 increase related to human resources, employee training, and other Company-wide employee programs;

•	a $436,000 increase related to legal and other professional services associated with corporate governance and compliance with the Sarbanes-Oxley Act of 2002; and

•	a $248,000 increase in building occupancy costs, primarily resulting from the utilization of additional office space in fiscal 2004.

      These increases were partially offset by a $183,000 reduction in outside services for investor relations. We expect that costs associated with compliance with the Sarbanes-Oxley Act will continue to increase.

      Sales and marketing expenses. Sales and marketing expenses increased to $3.5 million in fiscal 2004, compared to $2.6 million during fiscal 2003. Higher expenses in fiscal 2004 were related to the continued expansion of our medical education and awareness programs for PBA, market research, and pre-launch planning activities for Neurodex. We expect sales and marketing expenses will increase from 11% of our operating expenses in fiscal 2004 to 18% in fiscal 2005 as we continue to increase activities in preparation for a potential launch of Neurodex, assuming the FDA approves Neurodex.

Net Loss — 2004 vs. 2003

      For fiscal 2004, the net loss attributable to common shareholders was $28.2 million, or $0.36 per share, compared to $23.3 million, or $0.39 per share in fiscal 2003. A higher average number of shares was outstanding in fiscal 2004.

      We expect to continue to pursue our drug development strategy focused on the development of Neurodex, followed by other programs in earlier stages of development that are in large therapeutic areas and that have significant partnering and licensing potential. To help fund and develop our products, we are evaluating potential alternative licensees and partners to share the costs of development. Some of these potential license arrangements could materially change our outlook for future revenues and costs. However, the timing of such potential arrangements is unpredictable. To reach the stage of partnering or licensing our product candidates or technologies or marketing our own products, we expect to continue to invest primarily in our clinical development programs, which we expect will contribute to a loss for fiscal 2005.

Comparison of Fiscal 2003 and 2002

Revenues — 2003 vs. 2002

      Revenues in fiscal 2003 amounted to $2.4 million, compared to $8.9 million in fiscal 2002. Revenues for fiscal 2003 included $1.8 million in revenues that the Company recognized from the sale of Abreva® royalty rights to Drug Royalty USA and $587,000 from government research grants. Revenues for fiscal 2002 included a final $5.0 million milestone payment relating to the one-year anniversary of Abreva® product launch, $3.4 million in royalty revenues on Abreva product sales, $226,000 in research contracts and license fees, $160,000 in federal and state grant revenues, and $41,000 in sales of the active ingredient docosanol.

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

      Research and development expenses. R&D expenses totaled $18.6 million in fiscal 2003, compared to $13.6 million in fiscal 2002. We had four clinical trials and studies under way throughout most of fiscal 2003, compared to only one clinical trial in fiscal 2002. The Phase III clinical trial and open label study of Neurodex in the treatment of PBA accounted for $5.1 million, or 27%, of total R&D spending. Completion of toxicology, submitting an investigational new drug (IND) application to the FDA, and completion of the initial dose levels in Phase I clinical trials of our lead compound for the treatment of allergy and asthma accounted for $4.7 million, or 25%, of total R&D spending. An additional 11% of R&D spending was devoted to the development of Neurodex in the treatment of neuropathic pain, in Phase II clinical development at that time. Approximately 12% of spending was focused on research on a group of compounds targeting MIF as a potential treatment for inflammatory diseases.

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

Liquidity and Capital Resources

      As of September 30, 2004, we had cash, cash equivalents and investments in securities totaling $25.9 million, including cash and cash equivalents of $13.5 million, short- and long-term investments of $11.6 million and restricted investments of $857,000. Our net working capital balance as of September 30, 2004 was $16.7 million. As of September 30, 2003, we had cash, cash equivalents and investments in securities of $17.5 million, including cash and cash equivalents of $12.2 million, short- and long-term investments of $4.4 million and restricted investments of $857,000. Our net working capital balance as of September 30, 2003 was $10.6 million. Explanations of the changes in net cash provided by or used for operating, investing and financing activities are provided below.

	September 30,	Increase During	September 30,
	2004	Fiscal 2004	2003

Cash and cash equivalents	$13,494,083	$1,295,675	$12,198,408
Cash, cash equivalents and investments in securities	$25,906,529	$8,449,240	$17,457,289
Net working capital	$16,653,621	$6,034,405	$10,619,216

	Year Ended		Year Ended
	September 30,	Change During	September 30,
	2004	Fiscal 2004	2003

Net cash provided by (used for) operating activities	$(25,265,811)	$(26,406,446)	$1,140,635
Net cash used for investing activities	(8,590,823)	(1,736,890)	(6,853,933)
Net cash provided by financing activities	35,152,309	25,871,150	9,281,159

Net increase in cash and cash equivalents	$1,295,675	$(2,272,186)	$3,567,861

      AVANIR has contracted obligations for long-term debt, capital (finance) lease obligations and operating lease obligations, as summarized in the table that follows. We anticipate being able to satisfy the obligations described below out of cash, cash equivalents and investments in securities held by the Company as of September 30, 2004 and proceeds from additional sales of Class A Common Stock under a shelf registration that we filed with the SEC in April 2004 (See “Financing Activities” below). See also Note 4, “Commitments and Contingencies,” and Note 5, “Notes Payable” in the accompanying Notes to Consolidated Financial Statements filed with this report.

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$1,080,879	$284,691	$616,404	$179,784	$—
Capital (finance) lease obligations	208,097	169,772	38,325	—	—
Operating lease obligations	12,113,206	1,702,298	3,602,595	2,920,584	3,887,729

Total	$13,402,182	$2,156,761	$4,257,324	$3,100,368	$3,887,729

      Operating activities. Net cash used for operating activities amounted to $25.3 million in fiscal 2004, compared to net cash provided by operating activities of $1.1 million in fiscal 2003. The net loss of $28.2 million, reflecting the high levels of spending on our R&D programs (described earlier), combined with low revenues from existing sources, primarily accounted for the cash used for operating activities in fiscal 2004. Depreciation and amortization of $1.8 million in fiscal 2004 was $815,000 higher than in fiscal 2003. The additional depreciation in fiscal 2004 represents the full-year effect of depreciation on $4.1 million in tenant improvements on approximately 30,400 square feet of additional office and laboratory space that was completed in May 2003. During fiscal 2004, the Company was able to reduce the accounts payable balance by $892,000, or from $2.9 million at September 30, 2003 to $2.0 million at September 30, 2004. During the course of fiscal 2004, the Company made payments on various contracts for services, including work performed by others on our clinical trials. Also during fiscal 2004, inventory declined by $202,000, representing the cost of docosanol sold to various licensees. We intend to replenish our docosanol inventory in early fiscal 2005.

      The net cash provided by operating activities in fiscal 2003 includes $24.1 million in cash, net of transaction costs, received from Drug Royalty USA on December 24, 2002, from the sale of an undivided interest in our Abreva® license agreement with GlaxoSmithKline. The sale of rights to future Abreva royalties was recorded as deferred revenue on the date of sale. (See Note 2, “Summary of Significant Accounting Policies — Deferred Revenue,” in the accompanying Notes to Consolidated Financial Statements.) Also in fiscal 2003 we received a royalty payment of $876,000 from GlaxoSmithKline that contributed substantially to the $827,000 reduction in receivables. Cash receipts were partially offset by high levels of R&D spending (described earlier), combined with low revenues and an $846,000 increase in prepaid expenses and other assets.

      Investing activities. Net cash used for investing activities in fiscal 2004 amounted to $8.6 million, including investments in securities totaling $9.4 million, patent costs of $1.2 million, and purchases of property and equipment of $202,000, partially offset by sales and maturities of investments totaling $2.2 million. Patent costs of $1.2 million in fiscal 2004 were higher than fiscal 2003 by approximately $541,000, reflecting our continuing investment in our intellectual property, particularly in domestic and foreign patent applications pending for the MIF inhibitor technology and advances that we have made in atherosclerosis research. Capital expenditures were substantially lower in fiscal 2004, compared to fiscal 2003 when the Company was engaged in making leasehold improvements to additional office and laboratory space.

      Net cash used for investing activities during the fiscal 2003 amounted to $6.9 million, including capital expenditures related to purchases of capital equipment and leasehold improvements totaling $5.5 million, patent costs of $616,000, and investments in securities totaling $3.7 million, partially offset by sales and maturities of investments totaling $3.0 million. The leasehold improvements were related to completion of construction of laboratory and office space at our three leased buildings in San Diego. In May 2003, we completed construction on approximately 30,400 square feet of existing leased laboratory and office space, located at 11404 and 11408 Sorrento Valley Road, San Diego, California. The facilities at 11404 and 11408 Sorrento Valley Road are subject to a lease between the Company and Sorrento Plaza, a California limited partnership, effective May 20, 2002. Leasehold improvements to the Sorrento Plaza facilities were necessary before we could take occupancy. The Company also made leasehold improvements to laboratory and office space at 11388 Sorrento Valley Road to accommodate the relocation of several departments. The expenditures at all three facilities are intended to accommodate current as well as potential future expanded business operations, and capacity to accommodate up to 100 employees. (See Note 2, “Summary of Significant Accounting Policies — Property and Equipment” in the accompanying Notes to Consolidated Financial Statements.)

      Financing activities. Net cash provided by financing activities amounted to $35.2 million during fiscal 2004, consisting primarily of $26.5 million in net cash received from the sale of Class A common stock in June 2004, and $7.5 million received from the sale of Class A common stock and warrants in December 2003 (see Note 6, “Shareholders’ Equity” in the accompanying Notes to Consolidated Financial Statements). Net cash provided by financing activities in fiscal 2003 amounted to $9.3 million, including $9.4 million in net proceeds from a private placement in common stock, after taking into effect $644,000 in costs related to the transaction, and $418,000 in payments on notes and capital lease obligations.

      On December 5, 2003, we sold and issued 5,382,316 shares of Class A common stock and five-year warrants to purchase an additional 3,229,389 shares of Class A common stock to several accredited investors and received approximately $8.0 million in gross proceeds. The exercise price of the warrants is $1.75 per share. The financing transaction was made pursuant to the terms of a securities purchase agreement that provided each investor with a five-year warrant to purchase six-tenths of a share of Class A common stock for every share of Class A common stock purchased under the agreement. The effect of the financing transaction was an increase in cash and shareholders’ equity in the amount of approximately $7.5 million, after taking into effect the costs of the transaction. In connection with this transaction and its costs, the placement agent was paid $415,000 in fees and expenses, and was issued a five-year warrant to purchase 161,470 shares of the Company’s Class A common stock at $1.75 per share.

      In April 2004, the Company filed a shelf registration statement on Form S-3 with the SEC that enables the Company to sell an aggregate of up to $50.0 million in Class A common stock from time to time over a period of two years. The Company’s sale of Class A common stock in June 2004, representing $28.8 million in gross proceeds ($26.5 million net of underwriting discount and costs of the financing transaction) was the first transaction for the sale of Class A common stock under the existing shelf registration. In December 2004, we issued an additional $7.0 million in Class A common stock to an institutional investor at $3.00 per share. (See Note 11, “Subsequent Event,” in the accompanying Notes to the Consolidated Financial Statements.) The

balance of Class A common stock available for sale under the existing shelf registration is approximately $14.2 million.

      In September 2004, AVANIR entered into an equipment line of credit with GE Healthcare Financial Services (“GE Capital”) for financing of up to $1.4 million. As of September 30, 2004 the Company had $914,652 in borrowed funds on hand under the line of credit. For further details concerning the financial terms with GE Capital, please see Note 5, “Notes Payable,” in the accompanying Notes to Consolidated Financial Statements.

Management Outlook

      The substantial progress in research programs in fiscal 2004 has set the stage for continued development of all of our programs in fiscal 2005, including the anticipated submission of an NDA for Neurodex in the treatment of PBA. We believe that cash, cash equivalents, and investments in securities totaling $25.9 million at September 30, 2004, the December 2004 financing, plus anticipated future revenues, should be sufficient to sustain our planned level of operations for at least the next 12 months. However, to continue to fund the development of our new drug candidates and technology platforms and potential product launch of Neurodex during the next two years (assuming that Neurodex is approved for marketing by the FDA), we expect to continue to pursue various alternatives for raising capital during this two-year period. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of one or more of our platform technologies or new drug candidates.

Recent Accounting Pronouncements

      See Note 2, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

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

Interest Rate Sensitivity

      Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.2 years as of September 30, 2004 (2.0 years as of September 30, 2003). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of September 30, 2004 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases.

Item 8.	Financial Statements and Supplementary Data

      Our financial statements are annexed to this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      With the participation of the principal executive officer and principal financial officer of AVANIR Pharmaceuticals (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

•	Information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	Information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms; and

•	The Registrant’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Registrant and its consolidated subsidiary is made known to them, particularly during the period in which the Registrant’s periodic reports, including this Annual Report on Form 10-K, are being prepared.

      Additionally, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers

      The information relating to our directors that are required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection our Annual Meeting of Shareholders to be held in 2005.

Executive Officers of the Registrant

      The names of our executive officers and their ages as of December 7, 2004 are set forth below. The officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Name	Age	Position

Gerald J. Yakatan, Ph.D.	62	President and Chief Executive Officer
James E. Berg	53	Vice President, Clinical and Regulatory Affairs
R. Martin Emanuele, Ph.D.	50	Vice President, Licensing and Business Development
Gus Fernandez, Pharm.D	47	Vice President, Commercial Development
Gregory P. Hanson, CMA	58	Vice President, Finance; Chief Financial Officer and Secretary
J. David Hansen	53	Senior Vice President, Corporate Development
Jagadish C. Sircar, Ph.D.	69	Vice President, Drug Discovery
Victoria Smith	56	Vice President, Administration

      Gerald J. Yakatan, Ph.D. Dr. Yakatan has served as President and Chief Executive Officer since March 1998 and as Vice President of Drug Development from July 1995 to February 1998. Dr. Yakatan also has served as a director of the Company since February 1998. Dr. Yakatan has extensive executive management experience in the pharmaceutical industry. In 1996, he founded IriSys Research & Development, LLC, a privately held company (“IriSys”) where he served as President and Chief Executive Officer until joining AVANIR. He still serves as Chairman of IriSys. (See Note 8, “Related Party Transactions,” in the accompanying Notes to Consolidated Financial Statements.) Dr. Yakatan also founded Tanabe Research Laboratories, USA, Inc., in 1990 and served as President and Chief Executive Officer until 1995. Earlier in his career, Dr. Yakatan held various executive positions over a seven-year period at Warner-Lambert Co./Parke-Davis, including Vice President of worldwide product development, and as a member of the Parke-Davis pharmaceutical research management team and the Executive Committee where he had significant exposure to all stages of R&D and the sales and marketing processes. Prior to joining Warner-Lambert/Parke-Davis, Dr. Yakatan was a tenured faculty member of the University of Texas at the Austin College of Pharmacy where he was Chair of the Department of Pharmaceutics and Assistant Director of the Drug Dynamics Institute. He is a Fellow of the American Association of Pharmaceutical Scientists and the American College of Clinical Pharmacology. Dr. Yakatan received his B.S. degree in Pharmacy in 1963 and M.S. degree in Pharmaceutical Chemistry in 1965 from Temple University. In 1971, Dr. Yakatan received his Ph.D. degree in Pharmaceutical Sciences from the University of Florida.

      James E. Berg. Mr. Berg has served as Vice President, Clinical and Regulatory Affairs, since March 1997. Mr. Berg led the team responsible for the clinical trials program for docosanol 10% cream and had the responsibility for working with the FDA and other regulatory agencies that led to the approvals of the product in the U.S., Canada and Sweden and other countries. Mr. Berg is also responsible for managing the clinical trials of Neurodex for the treatment of PBA and neuropathic pain and for the Company’s lead compound for the treatment of allergy and asthma. From August 1992 to March 1997, Mr. Berg was Director of Clinical Affairs and Product Development at the Company. Earlier in his career, Mr. Berg held various sales and management positions at QUIDEL Corporation, San Diego, California, and at Krupp Bilstein Corporation of America, Inc., San Diego, California. Mr. Berg received his B.A. degree from the University of Wisconsin in 1973.

      R. Martin Emanuele, Ph.D. Dr. Emanuele has served as Vice President, Licensing and Business Development, since August 2002. Dr. Emanuel is responsible for AVANIR’S partnering, licensing and related business development activities. From May 1988 to July 2002, Dr. Emanuele was employed by CytRx Corporation, where he held a number of R&D and business development positions and attained the position of

Vice President of Research and Business Development. Prior to CytRx, Dr. Emanuele was a clinical research scientist with Dupont Critical Care. Dr. Emanuele holds a B.S. degree from Colorado State University, an M.S. degree from Northern Illinois University, and a Ph.D. degree in Pharmacology & Experimental Therapeutics from Loyola University of Chicago.

      Gus Fernandez, Pharm.D. Dr. Fernandez has served as Vice President, Commercial Development since March 2003. In this capacity, Dr. Fernandez is responsible for the commercial development activities for the Company’s pipeline of products, which includes comprehensive pre-launch planning activities for Neurodex. From March 2002 to March 2003, he was Executive Director, Commercial Development where he was responsible for business development and licensing activities and from November 2002 to February 2002, he was Director, Commercial Development, where he worked in the same capacity. Prior to joining the Company, Dr. Fernandez held several senior management level positions at Dura Pharmaceuticals, San Diego, California, including Senior Manager, Medical Affairs, Director of Product Management, Regional Director of Sales and Director, Sales Operations. Prior to joining Dura Pharmaceuticals, he held a number of sales and marketing positions at Eli Lilly and Company, Indianapolis, Indiana. Dr. Fernandez graduated from the University of the Pacific with a Pharm.D. degree in pharmacy, where he graduated cum laude. He also has an M.B.A. degree from Webster University, San Diego, California.

      Gregory P. Hanson, CMA. Mr. Hanson has served as Vice President, Finance and Chief Financial Officer (CFO) and Corporate Secretary since July 1998. Mr. Hanson also serves as the Corporate Compliance Officer. From September 1995 to July 1998, he was the Chief Financial Officer of XXsys Technologies Inc., a composite materials technology company; and from May 1993 to September 1995, he held a number of financial positions within The Titan Corporation, a diversified telecommunications and information technology company, including acting CFO and acting Controller for its subsidiary, Titan Information Systems. Earlier in his career, Mr. Hanson held various management positions at Ford Motor Company over a 14-year span and at Solar Turbines Incorporated, a subsidiary of Caterpillar Inc., over a three-year span. Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree with honors from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants. In March 2004, Mr. Hanson was selected to be member of the Financial Accounting Standards Board’s Small Business Advisory Committee (“SBAC”). He also serves on the SBAC’s Agenda Committee.

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

      Jagadish Sircar, Ph.D. Dr. Sircar has served as our Vice President, Drug Discovery since November 2002. From November 1995 to March 2000, he held the position of Director of Chemistry at AVANIR and from April 2000 to November 2002 he was Executive Director, Drug Discovery of the Company. Before joining the Company, Dr. Sircar held the position of Senior Vice President, Research and Discovery for Biofor, Inc. from January 1992 to November 1995. From 1969 to 1991, Dr. Sircar was employed by Warner-Lambert/ Parke-Davis in its Research Division (currently Pfizer), where he attained the position of Associate Research Fellow and Chairman of the Immunoinflammatory Project Team. During his tenure at Warner-Lambert/ Parke-Davis, he was responsible for the discovery and preclinical development of six compounds. Dr. Sircar holds a Ph.D. degree in Organic Chemistry, an M.S. degree in Pure Chemistry and a B.S. degree (Honors) in Chemistry, all from the University of Calcutta, Calcutta, India. Dr. Sircar has a total of 154 patents, presentations and publications that are credited to him.

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

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

      (a) Financial Statements and Schedules

(1) Index to consolidated financial statements appears on page F-1.

      (b) Exhibits

3.1	Restated Articles of Incorporation of the Registrant, dated April 1, 2004(13)
3.2	Amended and Restated Bylaws of the Registrant, dated August 26, 2004 (14)
4.1	Form of Class A Common Stock Certificate(1)
4.2	Certificate of Determination with respect to Series C Junior Participating Preferred Stock of the Registrant(2)
4.3	Rights Agreement, dated as of March 5, 1999, with American Stock Transfer & Trust Company(2)
4.4	Form of Rights Certificate with respect to the Rights Agreement, dated as of March 5, 1999(2)
4.5	Form of Class J Stock Purchase Warrant issued in connection with Series D redeemable convertible preferred stock(3)
4.6	Amendment No. 1 to Rights Agreement, dated November 30, 1999, with American Stock Transfer & Trust Company(4)
4.7	Form of Class A Stock Purchase Warrant, issued in connection with the Securities Purchase Agreement dated July 21, 2003 (10)

4.8	Form of Class A Stock Purchase Warrant, issued in connection with the Securities Purchase Agreement dated November 25, 2003 (11)
4.9	Class G Stock Purchase Warrant (12)
10.1	License Agreement, dated March 31, 2000, by and between AVANIR Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation(5)
10.2	Standard Industrial Net Lease by and between AVANIR Pharmaceuticals and BC Sorrento, LLC, effective September 1, 2000(6)
10.3	License Agreement, dated August 1, 2000, by and between AVANIR Pharmaceuticals (“Licensee”) and Irisys Research and Development, LLC, a California limited liability company(6)
10.4	Amended and Restated 1998 Stock Option Plan(7)
10.5	Amended and Restated 1994 Stock Option Plan(7)
10.6	Employment Agreement with Gerald J. Yakatan, dated November 29, 2001(7)
10.7	Standard Industrial Net Lease by and between AVANIR Pharmaceuticals (“Tenant”) and Sorrento Plaza, a California limited partnership (“Landlord”), effective May 20, 2002(8)
10.8	Amended and Restated 2000 Stock Option Plan(9)
10.9	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan(9)
10.10	2003 Equity Incentive Plan(9)
10.11	Form of Non-qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan(9)
10.12	Form of Restricted Stock Grant for use with 2003 Equity Incentive Plan(9)
10.13	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan(9)
10.14	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant (12)
10.15	Form of Retention Agreement with various members of management of the Company (15)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration Statement on Form S-1, File No. 33-32742, declared effective by the Commission on May 8, 1990.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed March 11, 1999.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed April 1, 1999.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed December 3, 1999.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed May 4, 2000.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2000.

(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K, filed December 21, 2001.

(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2002.

(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2003.

(10)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration on From S-3, File No. 333-107820, declared effective by the Commission on August 19, 2003.

(11)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed December 11, 2003.

(12)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K, filed December 23, 2003.

(13)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed on April 6, 2004.

(14)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed September 1, 2004.

(15)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed September 21, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANIR PHARMACEUTICALS

By:	/s/ GERALD J. YAKATAN, PH.D.

Gerald J. Yakatan, Ph.D.
President and Chief Executive Officer

Date: December 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GERALD J. YAKATAN, PH.D. Gerald J. Yakatan, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	December 13, 2004

/s/ GREGORY P. HANSON, CMA Gregory P. Hanson, CMA	Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2004

/s/ JAMES B. GLAVIN James B. Glavin	Chairman of the Board	December 13, 2004

/s/ STEPHEN G. AUSTIN, CPA Stephen G. Austin, CPA	Director	December 13, 2004

/s/ DENNIS J. CARLO, PH.D. Dennis J. Carlo, Ph.D.	Director	December 13, 2004

/s/ SUSAN GOLDING Susan Golding	Director	December 13, 2004

/s/ CHARLES A. MATHEWS Charles A. Mathews	Director	December 13, 2004

/s/ HAROLD F. OBERKFELL Harold F. Oberkfell	Director	December 13, 2004

/s/ KENNETH E. OLSON Kenneth E. Olson	Director	December 13, 2004

/s/ JONATHAN T. SILVERSTEIN, J.D. Jonathan T. Silverstein, J.D.	Director	December 13, 2004

AVANIR Pharmaceuticals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AVANIR Pharmaceuticals

      We have audited the accompanying consolidated balance sheets of AVANIR Pharmaceuticals and subsidiary (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California

December 13, 2004

AVANIR Pharmaceuticals

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$13,494,083	$12,198,408
Short-term investments in securities	8,803,982	3,888,798
Receivables, net	239,879	271,681
Inventory	9,302	210,854
Prepaid expenses	1,526,282	1,564,315

Total current assets	24,073,528	18,134,056
Investments in securities	2,751,867	513,486
Restricted investments in securities	856,597	856,597
Property and equipment, net	6,390,964	7,742,005
Intangible assets, net	3,035,024	2,131,209
Other assets	295,973	267,904

TOTAL ASSETS	$37,403,953	$29,645,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,961,938	$2,853,604
Accrued expenses and other liabilities	2,418,209	1,806,058
Accrued compensation and payroll taxes	710,368	626,154
Current portion of deferred revenue	1,961,530	1,841,865
Current portion of notes payable	211,092	244,805
Current portion of capital lease obligations	156,770	142,354

Total current liabilities	7,419,907	7,514,840
Deferred revenue, net of current portion	19,047,585	20,900,776
Notes payable, net of current portion	703,560	—
Capital lease obligations, net of current portion	35,642	192,410

Total liabilities	27,206,694	28,608,026

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 7 and 8)
SHAREHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 and 9,999,500 shares authorized as of September 30, 2004 and 2003, respectively:
Series C Junior Participating — 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — no par value:
Class A — 200,000,000 and 99,288,000 shares authorized as of September 30, 2004 and 2003, respectively; 95,305,757 and 65,816,434 shares issued and outstanding as of September 30, 2004 and 2003, respectively	134,687,535	97,286,433
Class B — None and 712,000 shares authorized as of September 30, 2004 and 2003, respectively; none and 13,500 shares issued and outstanding as of September 30, 2004 and 2003, respectively (convertible into Class A common stock)	—	8,395
Accumulated deficit	(124,405,902)	(96,251,049)
Accumulated other comprehensive loss	(84,374)	(6,548)

Total shareholders’ equity	10,197,259	1,037,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,403,953	$29,645,257

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2004	2003	2002

REVENUES:
Royalties and sale of royalty rights (Note 2)	$1,715,152	$1,780,893	$3,426,403
Government research grants	758,827	587,440	160,412
Product sales	787,338	17,400	40,760
Research contracts and licenses	328,000	53,000	5,226,167

Total revenues	3,589,317	2,438,733	8,853,742

OPERATING EXPENSES:
Research and development	22,481,681	18,558,017	13,602,484
General and administrative	5,868,208	4,736,791	4,243,829
Sales and marketing	3,472,052	2,621,320	1,640,812
Cost of product sales	213,192	3,102	4,731

Total operating expenses	32,035,133	25,919,230	19,491,856

LOSS FROM OPERATIONS	(28,445,816)	(23,480,497)	(10,638,114)
Interest income	290,067	265,874	663,588
Other income	38,068	26,801	129,514
Interest expense	(34,508)	(44,927)	(60,560)

LOSS BEFORE INCOME TAXES	(28,152,189)	(23,232,749)	(9,905,572)
Provision for income taxes	(2,664)	(3,599)	(343,940)

NET LOSS	$(28,154,853)	$(23,236,348)	$(10,249,512)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss	$(28,154,853)	$(23,236,348)	$(10,249,512)
Dividends on redeemable convertible preferred stock	—	(16,122)	(25,000)
Accretion of discount related to redeemable convertible preferred stock	—	(11,823)	(18,286)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28,154,853)	$(23,264,293)	$(10,292,798)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.36)	$(0.39)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	77,946,413	59,896,135	58,206,969

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
						Accumulated
						Other
	Class A		Class B			Comprehensive	Total
					Accumulated	Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	(Loss)	Equity	Loss

BALANCE, OCTOBER 1, 2001	57,976,381	$86,626,355	36,500	$19,895	$(62,735,080)	$47,390	$23,958,560
Net loss					(10,249,512)		(10,249,512)	$(10,249,512)
Issuance of Class A common stock in connection with:
Exercise of warrants	80,000	90,000					90,000
Exercise of stock options	191,152	170,574					170,574
Conversions of Class B common stock	23,000	11,500	(23,000)	(11,500)			—
Dividends on preferred stock		(25,000)					(25,000)
Accretion of discount related to Series D redeemable convertible preferred stock					(18,286)		(18,286)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		179,828					179,828
Unrealized losses on investments in securities						(46,683)	(46,683)	(46,683)

BALANCE, SEPTEMBER 30, 2002	58,270,533	87,053,257	13,500	8,395	(73,002,878)	707	14,059,481	$(10,296,195)

Net loss					(23,236,348)		(23,236,348)	$(23,236,348)
Issuance of Class A common stock in connection with:
Exercise of warrants	53,200	59,850					59,850
Exercise of stock options	24,000	25,500					25,500
Restricted stock granted to directors	80,000	92,800					92,800
Sale of stock and warrants	6,728,396	9,381,317					9,381,317
Conversions of Series D Redeemable convertible preferred stock	660,305	536,630					536,630
Dividends on preferred stock		(16,120)					(16,120)
Accretion of discount related to Series D redeemable convertible preferred stock					(11,823)		(11,823)
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		153,199					153,199
Unrealized losses on investments in securities						(7,255)	(7,255)	(7,255)

BALANCE, SEPTEMBER 30, 2003	65,816,434	97,286,433	13,500	8,395	(96,251,049)	(6,548)	1,037,231	$(23,243,603)

Net loss					(28,154,853)		(28,154,853)	$(28,154,853)
Issuance of Class A common stock in connection with:
Exercise of warrants	294,895	448,671					448,671
Exercise of stock options	124,009	160,823					160,823
Sale of stock and warrants	28,020,112	34,015,320					34,015,320
Research milestone obligation of MIF technology	1,036,807	2,733,023					2,733,023
Conversions of Class B common stock	13,500	8,395	(13,500)	(8,395)			—
Compensation expense related to valuation of stock options granted to employees and non-employees for services rendered		34,870					34,870
Unrealized losses on investments in securities						(77,826)	(77,826)	(77,826)

BALANCE, SEPTEMBER 30, 2004	95,305,757	$134,687,535	—	$—	$(124,405,902)	$(84,374)	$10,197,259	$(28,232,679)

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2004	2003	2002

OPERATING ACTIVITIES:
Net loss	$(28,154,853)	$(23,236,348)	$(10,249,512)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,826,372	1,011,802	602,803
Compensation paid with common stock, stock options and warrants	34,870	245,999	179,828
Research milestone obligation paid with common stock	2,733,023	—	—
Loss on disposal of assets	162	7,193	782
Intangible assets abandoned	—	74,432	—
Changes in assets and liabilities:
Receivables	31,802	827,273	(200,278)
Inventory	201,552	27,272	(15,541)
Prepaid expenses and other assets	(9,912)	(845,761)	(297,024)
Accounts payable	(891,666)	147,998	1,970,905
Accrued expenses and other liabilities	612,151	207,431	871,136
Accrued compensation and payroll taxes	84,214	164,036	100,090
Deferred revenue	(1,733,526)	22,509,308	108,333

Net cash provided by (used for) operating activities	(25,265,811)	1,140,635	(6,928,478)

INVESTING ACTIVITIES:
Investments in securities	(9,381,391)	(3,727,676)	(9,019,464)
Proceeds from sales and maturities of investments in securities	2,150,000	3,000,000	9,743,012
Patent costs	(1,156,975)	(615,627)	(537,903)
Purchases of property and equipment	(202,457)	(5,510,630)	(1,391,382)

Net cash used for investing activities	(8,590,823)	(6,853,933)	(1,205,737)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net	34,624,814	9,466,667	260,574
Dividends paid on preferred stock	—	(12,500)	(25,000)
Proceeds from issuances of notes payable	1,074,570	244,805	287,371
Payments on notes and capital lease obligations	(547,075)	(417,813)	(300,728)

Net cash provided by financing activities	35,152,309	9,281,159	222,217

Net increase (decrease) in cash and cash equivalents	1,295,675	3,567,861	(7,911,998)
Cash and cash equivalents at beginning of year	12,198,408	8,630,547	16,542,545

Cash and cash equivalents at end of year	$13,494,083	$12,198,408	$8,630,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$34,508	$44,927	$60,560
Income taxes paid	$2,664	$3,599	$343,940
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital leases	$—	$—	$122,662
Conversions of Series D redeemable convertible preferred stock to Class A common stock	$—	$536,630	$—

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

      AVANIR Pharmaceuticals (“AVANIR,” “we,” or the “Company”) is a drug discovery and development company focused primarily on novel treatments for chronic diseases. AVANIR’s lead product candidate, NeurodexTM, has successfully completed two pivotal Phase III clinical trials in patients with pseudobulbar affect (“PBA”) and should be ready for submission as a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) by December 31, 2004. Under normal FDA review timelines and assuming the drug is approved, Neurodex should be available for marketing in the United States in 2006. The Company is also engaged in research and development of several other drugs in various phases of clinical and preclinical development, including potential treatments of neuropathic pain, allergy and asthma, inflammation and atherosclerosis. The Company also conducts research in developing human antibody products for various infectious diseases. AVANIR’s first product, Abreva® (chemical name of docosanol 10% cream), is sold by North American licensee, GlaxoSmithKline, as an over-the-counter product in the United States.

      AVANIR is subject to various risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. AVANIR’s ability to generate revenues in the future will depend substantially on license arrangements, the timing and success of reaching development milestones and in obtaining regulatory approvals. The Company’s operating expenses depend substantially on the level of expenditures for research and development programs and the rate of progress being made on such programs.

2.	Summary of Significant Accounting Policies

Basis of presentation

      The consolidated financial statements include the accounts of AVANIR Pharmaceuticals and its subsidiary, Xenerex Biosciences. All intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2004, 2003, and 2002 may be referred to as fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

Accounting for stock-based compensation

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

      On March 31, 2004, the FASB issued its Exposure Draft, “Share-based Payment,” which is a proposed amendment to SFAS No. 123. Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. Companies would no longer have the option to account for their share-based awards to employees using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (the intrinsic value model) or SFAS No. 123 (the fair value model).

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Until such time as there has been a final determination and implementation by the FASB regarding Share-based Payment, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations, for all periods presented. Accordingly, compensation costs for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

      The following table summarizes the impact on the Company’s net loss had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123.

	Year Ended September 30,

	2004	2003	2002

Net loss attributable to common shareholders, as reported	$(28,154,853)	$(23,264,293)	$(10,292,798)
Add: Stock-based employee compensation included in reported net loss attributable to common shareholders	24,069	234,638	172,071
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,026,844)	(1,788,674)	(2,348,203)

Pro forma net loss attributable to common shareholders	$(29,157,628)	$(24,818,329)	$(12,468,930)

Net loss per share:
Basic and diluted — as reported	$(0.36)	$(0.39)	$(0.18)
Basic and diluted — pro forma	$(0.37)	$(0.41)	$(0.21)

      We estimate the weighted average fair values per share of the options granted during fiscal 2004, 2003 and 2002 to be $1.81, $0.96, and $2.49, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	Years Ended September 30,

	2004	2003	2002

Risk free interest rate	2.4%	2.7%	4.4%
Expected life (years)	3.4	4.6	4.2
Expected volatility	133%	125%	128%
Expected dividends	None	None	None

Computation of net loss per common share

      We compute basic net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net loss per common share by dividing the net loss attributable to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants. In the accompanying consolidated statements of operations, we have presented our net loss per share for fiscal 2004, 2003 and 2002 using the Basic EPS Method and the Diluted EPS Method. The shares of common stock issuable upon exercise of stock options and warrants under the Diluted EPS Method were excluded from fiscal 2004, 2003 and 2002, as the inclusion of such shares would have been antidilutive.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A reconciliation of the basic EPS to the diluted EPS computations for fiscal 2004, 2003 and 2002 is shown in the following table:

	Years Ended September 30,

	2004	2003	2002

Numerator:
Net loss	$(28,154,853)	$(23,236,348)	$(10,249,512)
Less:
Dividends on redeemable convertible preferred stock	—	(16,122)	(25,000)
Accretion of discount related to redeemable convertible preferred stock	—	(11,823)	(18,286)

Net loss attributable to common shareholders for basic earnings per share computation	$(28,154,853)	$(23,264,293)	$(10,292,798)

Denominator:
Weighted average shares for basic and diluted net loss per share	77,946,413	59,896,135	58,206,969

Basic and diluted net loss per share	$(0.36)	$(0.39)	$(0.18)

      For fiscal 2002, preferred stock that was convertible into 520,648 shares of common stock was excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For fiscal 2004, 2003, and 2002, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive:

	Years Ended September 30,

	2004	2003	2002

Stock options	5,253,593	5,308,604	5,739,306
Stock warrants	5,322,106	2,289,900	1,084,550

Cash and cash equivalents

      Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of acquisition.

Restricted investments in securities

      The Company has restricted investments in two securities totaling $856,597 as of both September 30, 2004 and 2003. These restricted investments represent amounts pledged to our bank as collateral for letters of credit issued in connection with our real estate lease agreements, and are classified as held-to-maturity. The restrictions apply to the terms of the leases as follows:

	Restricted Amount
	as of September 30,	Lease Term
Property Location	2004	Expires on

11388 Sorrento Valley Road, San Diego	$388,122	08/31/08
11404 and 11408 Sorrento Valley Road, San Diego	468,475	08/31/12

Total	$856,597

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Investments

      Investments are comprised of marketable securities consisting primarily of certificates of deposit, U.S. state and municipal government obligations, corporate bonds, and an investment in a mutual fund that invests primarily in asset-backed and mortgage-backed securities. All marketable securities are held in the Company’s name and primarily under the custodianship of two major financial institutions. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date.

      Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities,” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

•	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the Company’s Consolidated Statement of Operations.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from the Consolidated Statement of Operations and reported in a separate component of shareholders’ equity.

      SFAS No. 115 also requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS No. 115 requires the carrying value of the debt or equity security to be permanently written down to its fair value.

      The following tables summarize the Company’s investments in securities, all of which are classified as available-for-sale except for restricted investments, which are classified as held-to-maturity. The Company does not have any investments that are impaired.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains(1)	Losses(1)	Fair Value

As of September 30, 2004:
Certificates of deposit	$1,356,597	$3,558	$—	$1,360,155
Adjustable rate mutual fund(2)	3,014,365	—	(68,650)	2,945,715
Government debt securities	8,125,858	6,186	(25,468)	8,106,576

Total	$12,496,820	$9,744	$(94,118)	$12,412,446

Reported as:
Short-term investments:
Classified as available-for-sale	$8,803,982

Long-term investments:
Classified as available-for-sale	2,751,867
Restricted investments(3)	856,597

Long-term investments	3,608,464

Total	$12,412,446

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains(4)	Losses(4)	Fair Value

As of September 30, 2003:
Certificates of deposit	$2,056,597	$15,575	$—	$2,072,172
Adjustable rate mutual fund(2)	3,014,365	—	(18,723)	2,995,642
Government debt securities	194,467	—	(3,400)	191,067

Total	$5,265,429	$15,575	$(22,123)	$5,258,881

Reported as:
Short-term investments:
Classified as available-for-sale	$3,888,798

Long-term investments:
Classified as available-for-sale	513,486
Restricted investments(3)	856,597

Long-term investments	1,370,083

Total	$5,258,881

(1)	Gross unrealized gains of $9,744 and gross unrealized losses of $94,118 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $84,374, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2004.

(2)	Represents an investment in a mutual fund that invests primarily in adjustable rate mortgage-backed securities.

(3)	Restricted investments amounting to $856,597 as of September 30, 2004 and 2003, represent amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $15,575 and gross unrealized losses of $22,123 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $6,548, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2003.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of the raw material docosanol, which is the active pharmaceutical ingredient in docosanol 10% cream. Docosanol in its present form as stored by the Company has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. AVANIR does not own or store any docosanol 10% cream in its finished product form. The Company and one of its licensees receive raw materials from a single supplier. AVANIR also supplies several other licensees with raw materials from the same supplier. The inability of this sole supplier to fulfill supply requirements of the Company or its licensees could impact future operating results.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      The Company’s income from fiscal 2002 to 2004 was derived substantially from its license agreement with GlaxoSmithKline and the sale of rights to royalties under that agreement. The Company performs ongoing credit evaluations of its customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually requires no collateral.

Property and equipment

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

      Property and equipment as of September 30, 2004 and 2003 consist of the following:

	September 30, 2004			September 30, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net

Research and development equipment	$3,701,461	$(2,021,193)	$1,680,268	$3,544,343	$(1,331,544)	$2,212,799
Computer equipment and related software	999,073	(545,953)	453,120	1,000,206	(383,512)	616,694
Leasehold improvements	5,032,605	(1,048,184)	3,984,421	5,000,147	(445,435)	4,554,712
Office equipment, furniture, and fixtures	558,970	(285,815)	273,155	549,864	(192,064)	357,800

Total property and equipment	$10,292,109	$(3,901,145)	$6,390,964	$10,094,560	$(2,352,555)	$7,742,005

Intangible assets

      Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with indefinite useful lives consist of costs of trademarks for AVANIR and Xenerex and similar names intended for use or potential use in the United States and the rest of the world. Intangible assets with finite lives continue to be amortized over their useful lives for the fiscal year ended September 30, 2004, and are evaluated for impairment whenever events or changes in circumstances

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. The Company carried no goodwill on its books at either September 30, 2004 or 2003. The adoption of SFAS No. 142 did not have a material effect on the Company.

      We capitalize legal costs incurred in connection with patents, patent applications pending, trademark applications and license agreements. We amortize costs of approved patents and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changed. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense. AVANIR’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

      Intangible assets, consisting of both intangible assets with finite and indefinite useful lives as of September 30, 2004 and 2003, are as follows:

	September 30, 2004			September 30, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Intangible assets with finite lives:
Patent applications pending	$2,462,704	$(166,000)	$2,296,704	$1,464,859	$—	$1,464,859
Patents	1,010,097	(339,552)	670,545	855,799	(254,657)	601,142
Licenses	42,461	(15,647)	26,814	42,461	(13,383)	29,078

Total intangible assets with finite lives	3,515,262	(521,199)	2,994,063	2,363,119	(268,040)	2,095,079
Intangible assets with indefinite useful lives	40,961	—	40,961	36,130	—	36,130

Total intangible assets	$3,556,223	$(521,199)	$3,035,024	$2,399,249	$(268,040)	$2,131,209

      Amortization expense related to amortizable intangible assets was $253,159, $69,405, and $53,413 for fiscal years 2004, 2003, and 2002, respectively. During fiscal 2004 there were $4,831 in additional intangible assets with indefinite useful lives for legal costs in connection with our trademarks. During fiscal 2003, there were additions of $23,781 and an abandonment of $74,432 in intangible assets with indefinite useful lives. Based solely on the amortizable intangible assets as of September 30, 2004, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is as shown in the following table. Actual

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, and other relevant factors.

Amortization Expense

Fiscal year ending September 30:
2005	$125,960
2006	124,650
2007	87,270
2008	87,111
2009	83,159
Thereafter	2,485,913

Total	$2,994,063

Revenue recognition

      Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

      Royalty revenues. We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements and reported by the licensees. Net sales figures used for calculating royalties due to the Company can often include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement.

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

      Revenue arrangements with multiple deliverables. We have revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements could include antibody generation services agreements and other forms of research collaborations. In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. In the case of antibody generation services, the allocation is based on objective, customer-specific evidence of fair value. We recognize revenue related to the delivered products or services only if: (i) the above performance or service criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

      Government research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Deferred revenue

      We have several license agreements with additional or continuing obligations to perform under the agreements. In such arrangements, certain revenues have been deferred until the performance obligations have been met or ratably achieved. In our largest license agreement, AVANIR sold an undivided interest in its Abreva® license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”) on December 24, 2002 for $24.1 million. We recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue over the life of the license agreement, because of our ongoing involvement in earning future revenues under our license agreement with SB. The following table sets forth as of September 30, 2004 the deferred revenue balances for the Drug Royalty USA agreement and other agreements. The portion of deferred revenue classified as a current liability represents the amount AVANIR expects to realize as revenue within the next 12 months.

	Drug Royalty	Other
	USA Agreement	Agreements	Total

Deferred revenue as of September 30, 2003	$22,509,308	$233,333	$22,742,641

Changes during the year:
Additions to deferred revenue(1)	—	300,000	300,000
Recognized as revenue during the year	(1,708,526)	(325,000)	(2,033,526)

Deferred revenue as of September 30, 2004	$20,800,782	$208,333	$21,009,115

Classified as:
Current portion of deferred revenue	$1,828,197	$133,333	$1,961,530
Deferred revenue, net of current portion	18,972,585	75,000	19,047,585

Total deferred revenue	$20,800,782	$208,333	$21,009,115

(1)	In May 2004, we entered into a license agreement with The Gerolymatos Group of Companies to manufacture and sell docosanol 10% cream in Greece, Cyprus, Turkey and Romania. In September 2004, we entered into a license agreement with ACO HUD to manufacture and sell docosanol 10% cream in Sweden, Norway, Denmark and Finland.

Deferred rent

      We account for rent expense by accumulating total minimum rent payments over the lives of the lease agreements and recognize the rent as expense on a straight-line basis. The difference in actual amount paid and amount recorded as rent expense in the fiscal year has been credited to deferred rent. The amount classified as deferred rent as of September 30, 2004 and 2003 is $557,481 and $400,204, respectively.

Research and development expenses

      We charge to research and development expense costs related to drug discovery and clinical development as they are incurred. We also charge to research and development expense up-front payments made by the Company, in exchange for the avoidance of potential future milestone payments on licensed technology when the technology is in the early stages of development and concurrently has no alternative uses.

      Expenses related to the MIF Inhibitor Technology. In August 2004, AVANIR entered into an amendment to a certain Technology Acquisition Agreement with the Ciblex Corporation dated August 8, 2001 (the “Amendment”). Under the Amendment, the Company will no longer be obligated to make up to $9 million in milestone payments to Ciblex upon the occurrence of certain events relating to the clinical development and/or commercialization of the MIF Inhibitor Technology in the United States and will no longer have to

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

share any other milestone payments received from potential licenses outside the United States. In exchange for the elimination of obligations to pay milestones or share in the receipt of milestones, the Company issued Ciblex 1,036,807 shares of Class A common stock. For the purposes of determining the fair market price for the common stock for the financial statements, we used the 5-day average closing sales price of AVANIR’s common stock, beginning two days before and ending two days after the date of the Amendment, or $2.636 per share, establishing a value of the common stock of $2,733,023. We recorded the value of the common stock as research and development expense.

      The MIF Inhibitor Technology includes certain compounds, any and all patents and patent applications, any divisions, continuations, reexaminations or reissues thereof and any foreign counterparts which may be issued or issuing on any of the foregoing regarding the use of those compounds in the treatment of auto immune and inflammatory diseases, and all preclinical data related to those compounds, and all technology and know-how relating to the foregoing, including laboratory data and previous experimental results.

      In accounting for the cost of the Amendment, we used a number of factors to determine the allocation of costs between research and development expense and other intangible assets, which might have a useful life or indefinite life. Such determining factors included the stage of completion of the technology, the complexity of the work completed to date, the projected difficulty of completing the remaining development, and the expected cost to complete the project. Because of the early stage of development of the MIF inhibitor technology, uncertainty of successfully completing toxicology studies and clinical trials that are necessary to show evidence of safety and efficacy of the compounds among other requirements, and no alternative future uses without further development, we allocated 100% of the cost of the transaction as research and development expense.

Management estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

      Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R. In December 2003, the FASB issued FASB Interpretation Number 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46-R, which modified certain provisions and extended the effective date of FIN 46 to the first quarter of 2004, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. AVANIR adopted the revised guidance on January 1, 2004. Management has evaluated whether the provisions of FIN 46-R are applicable to its investments, as well as to other arrangements, and believes that there are currently no arrangements that meet the definition of a variable interest entity that would require consolidation.

      Emerging Issues Task Force (“EITF”) Issue 03-01. The EITF deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments. A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The application of certain paragraphs covering the measurement provisions of EITF 03-1 have been deferred pending the issuance of a final FASB Staff Position providing implementation guidance on EITF 03-1. The disclosures are effective in annual financial statements for fiscal years ending

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

after December 15, 2003, for investments accounted for under SFAS No. 115. The application of the effective paragraphs of EITF Issue 03-01 did not have a material impact on the Company’s financial statements.

      EITF Issue 03-6. In March 2004, the EITF ratified the consensus on EITF Issue 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” The consensus requires the use of a two-class method of calculating earnings per share under FASB Statement No. 128, “Earnings Per Share,” when a company has participating securities. A participating security is defined as a security that may participate with common stock in undistributed earnings, whether that participation is conditioned upon the occurrence of a specified event or not. AVANIR does not currently have any participating securities, and although this guidance was adopted in the third fiscal quarter of 2004, it did not have any impact on the Company’s results of operations.

      EITF Issue 04-8. In September 2004, the EITF reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted Earnings Per Share. The guidance is effective for all periods ending after December 15, 2004. We expect that the guidance of EITF Issue 04-8 will not have a material impact on AVANIR’s earnings per share calculation for either the first fiscal quarter or the full fiscal year 2005 results.

      Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 106-2. On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 will be effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004. The Company does not currently provide any postretirement benefits and therefore, the adoption of FSA No. 106-2, which would have been required in the fourth quarter of fiscal 2004, has not had, and the Company anticipates will not in the foreseeable future have, any impact on the Company’s results of operations, cash flows, or financial condition.

      Financial Accounting Standards Board (“FASB”) SFAS No. 132. In December 2003, the FASB revised SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS No. 132(R)”), establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements of companies with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company does not currently provide any postretirement benefits, and therefore, has not adopted the disclosure obligations, nor has it had any impact on the results of operations or financial condition.

      Financial Accounting Standards Board (“FASB”) SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We do not have any financial instruments covered by this statement. Therefore, the adoption of this standard did not have a material impact on our consolidated financial statements or results of operations.

3.	Receivables, Net

      Receivables as of September 30, 2004 and 2003 consist of the following:

	Years Ended
	September 30,

	2004	2003

Total receivables	$257,379	$271,681
Allowance for doubtful accounts	(17,500)	—

Receivables, net	$239,879	$271,681

4.	Commitments and Contingencies

      Operating lease commitments. On March 20, 2000, the Company signed an eight-year lease for 27,047 square feet of office and lab space in a building located at 11388 Sorrento Valley Road, Suite 200, San Diego, California, commencing on September 1, 2000. On February 1, 2001, the Company signed an amendment to the lease for an additional 165 square feet of office and lab space. The lease has scheduled rent increases each year and expires on August 31, 2008. As of September 30, 2004, the financial commitment for the remainder of the term of the lease is $3,176,732. We delivered an irrevocable standby letter of credit to the lessor in the amount of $388,122, to secure our performance under the lease.

      On May 20, 2002, we signed a ten-year lease for approximately 26,770 square feet of office and lab space in buildings adjacent to our existing facilities, commencing on January 15, 2003. On April 2, 2003, we signed an amendment to the lease for an additional 3,600 square feet of storage space in the building located at 11408 Sorrento Valley Road. The storage space is capable of being converted into either office or lab space, if needed in the future. The lease has scheduled rent increases each year and expires on January 14, 2013. As of September 30, 2004, the financial commitment for the remainder of the term of the lease is $8,936,474. We delivered an irrevocable standby letter of credit to the lessor in the amount of $468,475, to secure our performance under the lease.

      Lease expenses for fiscal 2004, 2003 and 2002 were $1,797,324, $1,724,403, and $818,557, respectively. We have included $557,481 and $400,204 of deferred rent in accrued expenses and other liabilities as of

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

September 30, 2004 and 2003, respectively. Future minimum payments under non-cancelable operating leases as of September 30, 2004 are as follows:

Minimum
Year Ending September 30,	Payments

2005	$1,702,298
2006	1,768,703
2007	1,833,892
2008	1,830,121
2009	1,090,463
Thereafter	3,887,729

Total	$12,113,206

      Capital lease commitments. On September 21, 2001, January 21, 2002 and May 1, 2002, the Company acquired several pieces of equipment under three-year, four-year and five-year capital lease obligations, respectively. Each of these capital leases provides the Company with the option at the expiration of the lease term to purchase all the equipment leased for a price of one dollar ($1.00).

      Future minimum payments under the capital leases as of September 30, 2004 are as follows:

Minimum
Year Ending September 30,	Payments

2005	$169,772
2006	28,742
2007	9,583

Total	208,097
Less amount representing interest	(15,685)

Present value of net lease payments	192,412
Less current portion	(156,770)

Long-term portion of obligation	$35,642

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

5.	Notes Payable

      In September 2004, the Company entered into a finance agreement with GE Healthcare Financial Services (“GE Capital”) that provides for loans to purchase equipment, secured by the equipment purchased. The amount of capital equipment financed and subject to lien at September 30, 2004 under the GE Capital finance agreement is approximately $915,000. The initial loan was for a term of 42 months at an interest rate

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

of 9.5% per year with fixed monthly payments. Future minimum payments under the GE Capital finance agreement as of September 30, 2004, are as follows:

Minimum
Year Ending September 30,	Payments

2005	$284,691
2006	308,202
2007	308,202
2008	179,784

Total	1,080,879
Less amount representing interest	(166,227)

Present value of payments	914,652
Less current portion	(211,092)

Long-term portion of obligation	$703,560

      Other notes payable. The Company obtained approximately $160,000 from a third party in fiscal 2004 to facilitate annual payments on certain insurance premiums. The financing was for a term of nine months at an interest of approximately 3.1% per year. The monthly payments were approximately $18,000, with the final payment being made in August 2004.

6.	Shareholders’ Equity

      On April 1, 2004, we amended and restated our Articles of Incorporation, pursuant to the authority granted us by our shareholders at our 2004 Annual Meeting of Shareholders. Upon the filing of our Amended and Restated Articles of Incorporation, we eliminated all classes and series of stock that were no longer outstanding and increased our authorized Class A common stock to 200 million shares. As of September 30, 2004, we have authorized 200 million shares of Class A common stock and 10 million shares of preferred stock, of which 1 million shares have be designated Class C Junior Participating Preferred.

Preferred Stock

      On March 2, 1999, our Board of Directors approved a shareholder rights plan (the “Plan”) that provides for the issuance to each of our shareholders Series C junior participating preferred stock under certain circumstances. None of the Series C junior participating preferred stock was outstanding on September 30, 2004 and 2003. The Plan features a dividend distribution of one preferred share purchase right (the “Right”) on each outstanding share of our Class A and Class B common stock, payable to shareholders of record on March 25, 1999. Subject to limited exceptions, the Rights would be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock (a “Trigger Event”).

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

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Common stock

      Class A common stock. In December 2003, we sold and issued 5,382,316 shares of Class A common stock and warrants to purchase an additional 3,229,389 shares of Class A common stock to several accredited investors and received approximately $8,020,000 in gross proceeds. The warrant exercise price is $1.75 per share. The financing transaction was made pursuant to the terms of a securities purchase agreement that provided each investor with a warrant to purchase six-tenths of a share of Class A common stock for every share of Class A common stock purchased under the agreement. The effect of the financing transaction was an increase in cash and shareholders’ equity in the amount of approximately $7.5 million after taking into effect the costs of the transaction. In connection with this transaction and its costs, the placement agent was paid $415,000 in fees and expenses, and issued a warrant to purchase 161,470 shares of the Company’s Class A common stock at $1.75 per share.

      In June 2004, we completed an underwritten public offering of 19,685,040 shares of Class A common stock at $1.27 per share ($1.18 per share after underwriter’s discount). The financing transaction was made pursuant to the terms of an underwriting agreement with Lazard Freres & Co. On June 10, 2004, the underwriter exercised its option to purchase from the Company an additional 2,952,756 shares of Class A common stock at the public offering price of $1.27 per share ($1.18 per share after underwriter’s discount) to cover over-allotments. This offering generated net proceeds of approximately $26.5 million after underwriter’s discount of $2.0 million and issuance costs of approximately $267,000.

      In August 2004, we issued the Ciblex Corporation 1,036,807 shares of Class A common stock in connection with an amendment to that certain Technology Acquisition Agreement with Ciblex dated August 2001 (the “Amendment”). In exchange for the shares issued under the Amendment, we were no longer obligated to pay up to $9.0 million in future potential milestones under the agreement.

      Also during fiscal 2004, we issued an aggregate of 418,904 shares of Class A common stock in connection with the exercise of stock purchase warrants (294,895 shares) and employee stock options (124,009 shares) for cash in the aggregate amount of approximately $609,000, representing a weighted average price per share of $1.45.

      In fiscal 2003, we sold and issued 6,728,396 shares of Class A common stock and warrants to purchase an additional 1,345,673 shares of Class A common stock to several accredited investors and received $10,025,320 in gross proceeds. The warrant exercise price is $2.23 per share. The financing transaction was made pursuant to the terms of a securities purchase agreement that provided each investor with a warrant to purchase one share of Class A common stock for every five shares of Class A common stock purchased under the agreement. The effect of the financing transaction was an increase in cash and shareholders’ equity in the amount of $9,381,317 after taking into effect the costs of the transaction.

      Also during fiscal 2003, we issued an aggregate of 77,200 shares of Class A common stock in connection with the exercise of stock purchase warrants (53,200 shares) and employee stock options (24,000 shares) for cash in the aggregate amount of $85,350, representing a weighted average price per share of $1.11.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Details of common stock transactions during fiscal 2004 and 2003 are shown in the tables that follow.

Common Stock Issued and Warrants		Class A	Amount	Average Price
and Stock Options Exercised	Date	Common Stock	Received(1)	Per Share(2)

Fiscal year ended September 30, 2004:
Underwritten public offering(3)	6/1/04	22,637,796	$26,737,500	$1.18
Private placement of common stock and warrants	12/5/03	5,382,316	8,019,652	$1.49
Stock options	Various	124,009	160,823	$1.30
Warrants(4)	Various	294,895	448,671	$1.59

Total		28,439,016	$35,366,646

Fiscal year ended September 30, 2003:
Private placement of common stock and warrants	7/23/03	6,728,396	$10,025,320	$1.49
Restricted stock grants to directors	3/13/03	80,000	92,800	$1.16
Stock options	11/13/02	24,000	25,500	$1.06
Warrants	2/12/03	53,200	59,850	$1.13

Total		6,885,596	$10,203,470

(1)	Amount received represents the amount before the cost of financing and after underwriter’s discount, if any.

(2)	Average price per share has been rounded to two decimal places.

(3)	Price per share of $1.18 in the underwritten public offering is after underwriter’s discount of $2.0 million, representing approximately $0.09 per share.

(4)	Includes 19,119 shares issued on a “cashless” exercise basis at an average exercise price of $1.05 per share.

      In December 2004, we issued an additional $7.0 million in Class A common stock to an institutional investor at $3.00 per share. (See Note 11, “Subsequent Event.”)

      Class B common stock conversions. As of September 30, 2004 and 2003 there were none and 13,500 shares of Class B common stock outstanding, respectively. During fiscal 2004, 13,500 shares of Class B common stock were converted to 13,500 shares of Class A common stock. In March 2004, our shareholders voted on, and approved an amendment to our articles of incorporation that eliminated the Company’s Class B common stock.

Warrants

      Class A warrants. As of September 30, 2004, Class A warrants to purchase 1,345,673 and 3,169,383 shares at $2.23 per share and $1.75 per share, respectively, remained outstanding. See “Class A common stock” above for a description of new issuances in fiscal 2004. Also during fiscal 2004, Class A warrant holders exercised their rights to purchase an aggregate of 221,476 shares of class A common stock for total cash of $387,583.

      Class G warrants. As of September 30, 2004, a Class G warrant to purchase 757,050 shares of Class A common stock at an exercise price of $1.375 per share remained outstanding. The holder of the Class G warrant did not exercise any rights to purchase Class A common stock during fiscal 2004 or 2003. The Class G warrant was issued in connection with the conversion of a convertible note payable issued on February 26,

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

1997, which is no longer outstanding. The Class G warrant expires 60 days following the date of effectiveness of a registration statement with the Securities and Exchange Commission (SEC) that registers the resale of shares purchasable upon exercise of the warrant. The 757,050 shares underlying the Class G warrant have not been registered with the SEC for resale in public markets.

      Class J warrants. As of September 30, 2004, Class J warrants to purchase 50,000 shares of Class A common stock at $2.715 per share remained outstanding. During fiscal 2004, a Class J warrant holder exercised his rights to acquire 19,119 shares of Class A common stock using a “cashless” exercise option. The market price on the date of exercise of the Class J warrant was $1.70 per share. The market price was $0.65 per share greater than the $1.05 per share exercise price of the warrant. Accordingly, the holder surrendered to the Company the warrant to purchase 30,881 shares that had an aggregate value of approximately $20,075 based on the difference in the market price on the tender date and the exercise price, times the number of shares purchasable under the warrant. The Class J warrants were issued in connection with Series D redeemable convertible preferred stock that was issued in fiscal 2000 and 1999. The expiration date for the remaining warrant is February 18, 2005.

      Class K warrants. As of September 30, 2004, none of the Class K warrants remained outstanding. On January 20, 2004, the Class K warrant holder exercised its right to purchase 54,300 shares of Class A common stock at $1.125 per share, for cash in the amount of $61,088.

      Class N warrants. On January 31, 2004, the Class N warrant to purchase 32,877 shares of Class A common stock at an exercise price of $2.44 per share expired.

      The following table summarizes all warrant activity for fiscal 2004, 2003 and 2002:

	Shares of Class A	Weighted
	Common Stock	Average
	Purchasable Upon	Exercise Price	Range of
	Exercise of Warrants	per Share	Exercise Prices

Outstanding at October 1, 2001	1,264,550	$1.48	$0.91-$2.72
Expired	(100,000)	$2.40	$2.40
Exercised	(80,000)	$1.13	$1.13

Outstanding at September 30, 2002	1,084,550	$1.42	$0.91-$2.72
Issued	1,345,673	$2.23	$2.23
Expired	(87,123)	$1.28	$1.28
Exercised	(53,200)	$1.13	$1.13

Outstanding at September 30, 2003	2,289,900	$1.91	$0.91-$2.72
Issued	3,390,859	$1.75	$1.75
Tendered(1)	(30,881)	$1.05	$1.05
Expired	(32,877)	$2.44	$2.44
Exercised	(294,895)	$1.59	$1.05-$1.75

Outstanding at September 30, 2004	5,322,106	$1.83	$1.38-$2.72

(1)	Warrant shares tendered represent 30,881 in the amount of warrant shares given up, in lieu of cash, for warrants exercised (“cashless exercise”).

Stock options

      Stock options to employees. On March 17, 2004 we issued incentive stock options under our 2000 Stock Option Plan to non–officer employees of the Company for the purchase of an aggregate of 103,000 shares of

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Class A common stock at an exercise price of $1.84 per share. On April 6, 2004, we issued incentive stock options under our 2000 Stock Option Plan to the officers of the Company for the purchase of an aggregate of 100,000 shares of Class A common stock at an exercise price of $1.78 per share. The option price for each of these transactions represents the closing market prices for the common stock on the dates of the grants.

      Stock options to non-employee directors. On April 6, 2004, we issued to our non-employee directors stock options to purchase an aggregate of 40,000 shares of Class A common stock at an exercise price of $1.78 per share. The exercise price of each option represents the closing market price for the common stock on the date of grant.

      2003 Equity Incentive Plan. On March 13, 2003, the board of directors approved the adoption of a 2003 equity incentive plan (the “2003 Equity Incentive Plan”) that provides for the issuance of up to 2,500,000 shares of Class A common stock. The 2003 Equity Incentive Plan allows us to grant options, restricted stock awards and stock appreciation rights to our directors, officers, employees and consultants. As of September 30, 2004 and 2003, 2,500,000 shares of Class A common stock remained available for issuance under the 2003 Equity Incentive Plan.

      2000 Stock Option Plan. On March 23, 2000, our shareholders approved the adoption of the 2000 Stock Option Plan (the “2000 Plan”), pursuant to which an aggregate of 2,300,000 shares of our Class A common stock have been reserved for issuance. On March 14, 2002, our shareholders approved an amendment to the Plan to increase the number of shares of Class A common stock issuable under the Plan by 1,000,000 shares, for an aggregate of 3,300,000 shares. On March 13, 2003, we amended the 2000 Plan to allow for the issuance of restricted stock awards. As of September 30, 2004 and 2003, 517,701 and 666,240 shares of Class A common stock, respectively, were available for grant under the 2000 Plan.

      1998 Stock Option Plan. On February 19, 1999, our shareholders approved the 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan as amended in 2002 provides for the issuance of up to an aggregate of 1,875,000 shares of Class A common stock. The 1998 Plan allows us to grant options to our directors, officers, employees and consultants. As of September 30, 2004 and 2003, options to purchase 7,303 and 47,303 shares of Class A common stock, respectively, were available for grant under the 1998 Plan.

      1994 Stock Option Plan. The 1994 Stock Option Plan terminated on January 14, 2004. As of September 30, 2004 and 2003, none and 10,076 shares of Class A common stock , respectively, were available for grant under the 1994 Plan.

      Canceled stock options. During fiscal 2004, options to purchase an aggregate of 99,540 shares of Class A common stock at prices ranging from $2.50 to $2.75 per share were canceled following their expiration dates. Also, options to purchase 74,462 shares at prices ranging from $1.16 to $4.85 per share were canceled due to voluntary and involuntary terminations. The weighted average price per share for all canceled options was $2.64.

      The following table summarizes all common stock option activity for fiscal 2004, 2003 and 2002:

	Number of Shares	Weighted
	Underlying Class A	Average Option
	Stock Options	Price Per Share

Outstanding at October 1, 2001	5,294,994	$2.13
Granted	650,000	$2.91
Exercised	(191,152)	$0.89
Canceled	(14,536)	$3.37

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Number of Shares	Weighted
	Underlying Class A	Average Option
	Stock Options	Price Per Share

Outstanding at September 30, 2002	5,739,306	$2.25
Granted	737,500	$1.15
Exercised	(24,000)	$1.06
Canceled	(1,144,202)	$2.93

Outstanding at September 30, 2003	5,308,604	$1.96
Granted	243,000	$1.81
Exercised	(124,009)	$1.30
Canceled	(174,002)	$2.64

Outstanding at September 30, 2004	5,253,593	$1.95

Exercisable at September 30, 2004	4,656,411	$1.99

Exercisable at September 30, 2003	4,303,092	$1.99

Exercisable at September 30, 2002	4,780,299	$2.09

      The following table summarizes information concerning outstanding and exercisable Class A stock options as of September 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.30 – $0.72	909,474	4.45	$.68	909,474	$0.68
$0.78	15,000	4.79	$.78	15,000	$0.78
$1.00 – $1.16	909,514	7.43	$1.13	608,943	$1.11
$1.28 – $2.31	1,688,914	5.30	$1.67	1,448,807	$1.65
$2.47 – $2.94	526,631	4.94	$2.56	526,631	$2.53
$3.00 – $3.57	879,055	6.69	$3.35	822,551	$3.35
$4.00 – $6.44	325,005	4.82	$4.52	325,005	$4.52

	5,253,593	5.69	$1.95	4,656,411	$1.99

7.	License and Other Agreements

      CTS Chemical Industries, Ltd. (“CTS”). In July 1993, we entered into a license agreement with CTS giving the company the rights to manufacture and sell docosanol 10% cream as a topical cold sore treatment in Israel. The five-year period of the license began in June 2002, the date of approval of the product by regulatory agencies in Israel. Under the terms of the agreement, CTS is responsible for manufacturing, marketing, sales and distribution of docosanol 10% cream in Israel, and paying a royalty to AVANIR on product sales. The agreement includes a supply provision under which CTS purchases its entire requirement of active ingredient from AVANIR for use in the manufacture of topical docosanol 10% cream. CTS launched the product, Abrax, in January 2003.

      Boryung Pharmaceuticals Company Ltd (“Boryung”). In March 1994, we entered into a 12-year exclusive license and supply agreement with Boryung, giving the company the rights to manufacture and sell

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

docosanol 10% cream in the Republic of Korea. Under the terms of the agreement, Boryung is responsible for manufacturing, marketing, sales and distribution of docosanol 10% cream, and paying a royalty to AVANIR on product sales. The agreement includes a supply provision under which Boryung purchases from AVANIR its entire requirement of active ingredient for use in the manufacture of topical docosanol 10% cream. Boryung launched the product, Herepair, in June 2002.

      GlaxoSmithKline Subsidiary, SB Pharmco Puerto Rico, Inc. (“GlaxoSmithKline”). On March 31, 2000, we signed an exclusive license agreement with GlaxoSmithKline (NYSE: GSK) for rights to manufacture and sell Abreva® (docosanol 10% cream) as an over-the-counter product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, GlaxoSmithKline Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in North America. The terms of the license agreement provide for AVANIR to earn royalties on product sales. In October 2000, GlaxoSmithKline launched Abreva in the United States. All milestones under the agreement were earned and paid prior to fiscal 2003. During fiscal 2003, we sold an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty USA with a term until the later of December 13, 2003 or until the expiration of the patent for Abreva. (See Note 2, “Summary of Significant Accounting Policies — Deferred Revenue.”)

      Bruno Farmaceutici (“Bruno”). In July 2002, we entered into an agreement with Bruno giving the company the rights to manufacture and sell docosanol 10% cream in Italy, Europe’s fourth largest market for the topical treatment of cold sores. The agreement requires that Bruno purchase its entire requirement of raw materials from AVANIR and pay us a royalty on product sales. Docosanol 10% cream is not yet approved for marketing in Italy. Bruno is responsible for obtaining regulatory approval in Italy. This agreement will continue until the fifteenth anniversary of the first shipment date.

      P.N. Gerolymatos SA. (“Gerolymatos”). In May 2004, AVANIR signed an exclusive agreement with Gerolymatos giving the company the rights to manufacture and sell docosanol 10% cream as a treatment for cold sores in Greece, Cyprus, Turkey and Romania. Under the terms of the agreement, Gerolymatos will be responsible for all sales and marketing activities, as well as manufacturing and distribution of the product. The terms of the agreement provide for AVANIR to receive a license fee, royalties on product sales and milestones related to product approvals in Greece, Cyprus, Turkey and Romania. This agreement will continue until the latest of the 12th anniversary of the first commercial sale in each of those respective countries, or the date that the patent expires, or the last date of the expiration of any period of data exclusivity in those countries. Gerolymatos is also responsible for regulatory submissions to obtain marketing approval of the product in the licensed territories.

      ACO HUD. In September 2004, AVANIR signed an exclusive agreement with ACO HUD giving ACO HUD the rights to manufacture and sell docosanol 10% cream as a treatment for cold sores in Sweden, Norway, Denmark and Finland. Stockholm-based ACO HUD is the Scandinavian market leader in sales of cosmetic and medicinal skincare products. ACO HUD plans to launch the product in 2005. Under the terms of the agreement, ACO HUD will be responsible for all sales and marketing activities, as well as manufacturing and distribution of the product. The terms of the agreement provide for AVANIR to receive a license fee, royalties on product sales and milestones related to product approvals in Norway, Denmark and Finland. This agreement will continue until either: 15 years from the anniversary of the first commercial sale in each of those respective countries, or, until the date that the patent expires, or, the last date of the expiration of any period of data exclusivity in those countries, whichever occurs last. ACO HUD is also responsible for regulatory submissions to obtain marketing approval of the product in the licensed territories.

      Government research grants. AVANIR is also engaged in various research programs funded by government research grants. The balance remaining under the research grants as of September 30, 2004 was approximately $724,000. The government research grants are to be used for conducting research on various

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

docosanol-based formulations for a potential genital herpes product and development of antibodies to anthrax toxins.

8.	Related Party Transactions

IriSys Research and Development, LLC

      License agreement. On August 1, 2000, we entered into an agreement with IriSys Research and Development, LLC (“IriSys”) to sublicense the exclusive worldwide rights to a patented drug formulation, Neurodex, to treat multiple central nervous system disorders. Our sublicense agreement includes rights to the patented technology and know-how for the development and potential marketing of products for treatments of PBA, neuropathic pain, symptoms of chronic and intractable cough, and patients being weaned from narcotics. If either (i) the FDA accepts the submission of a new drug application (NDA) or (ii) the FDA approves the NDA for marketing, we will be required to make milestone payments to IriSys. We are currently developing Neurodex for the treatment of PBA and neuropathic pain. To date, we have not made any payments to IriSys, nor have any been due under this agreement.

      We expect to begin submission of an NDA to the FDA by December 31, 2004 for Neurodex in the treatment of PBA and to pay IriSys $150,000 upon achieving the milestone. If the FDA accepts our NDA, we will be required to pay IriSys an additional milestone payment of $150,000. If we market the product ourselves, we will also pay IriSys a patent royalty based on a percent of annual net sales revenue. If we sublicense the product to a third party, we are required to share any royalties that we receive from third parties equally with IriSys. The agreement calls for certain minimum sales levels to be achieved in order for AVANIR to maintain exclusivity of the marketing rights in the sublicensed territories.

      Dr. Yakatan, president and chief executive officer of AVANIR, is a founder, chairman and the majority shareholder of IriSys. IriSys is the exclusive licensee of certain patents as set forth under an Exclusive Patent License Agreement between IriSys and the Center for Neurologic Study, dated as of April  2, 1997.

      Research and development. In June 2003, the Company engaged IriSys to continue Neurodex stability studies previously being carried out for AVANIR by another company that is no longer in the business of providing such services. The service arrangement was transferred to IriSys following termination with the other company because IriSys was already familiar with the stability protocol. During fiscal 2004 and 2003, AVANIR paid IriSys $4,200 and $18,840, respectively, related to continuation of the stability testing.

9.	Income Taxes

      Components of the income tax benefit (provision) are as follows for the fiscal years ended September 30:

	2004	2003	2002

Current:
State and foreign	$(2,664)	$(3,599)	$(343,940)

Deferred:
Federal	10,900,106	8,676,371	4,113,560
State	246,528	3,892,419	296,424

	11,146,634	12,568,790	4,409,984

Increase in deferred income tax asset valuation allowance	(11,146,634)	(12,568,790)	(4,409,984)

Total income tax provision	$(2,664)	$(3,599)	$(343,940)

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the fiscal years ended September 30:

	2004	2003	2002

Federal statutory rate	(34)%	(34)%	(34)%
Increase in deferred income tax asset valuation allowance	40	54	42
State income taxes, net of federal effect	(6)	(6)	(6)
Research and development credits	(4)	(5)	(2)
Foreign tax credit	—	—	(3)
State net operating loss limitations	1	(1)	3
Other	3	(8)	3

Effective income tax rate	0%	0%	3%

      Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income tax balance were as follows:

	September 30,

	2004	2003

Net operating loss carryforwards	$36,718,417	$27,144,360
Deferred revenue	8,368,855	9,742,947
Research credit carryforwards	8,720,996	6,975,107
Capitalized research and development costs	2,449,685	2,165,757
Capitalized license fees	626,822	741,529
Foreign tax credits	590,342	595,912
Other	887,461	(149,668)

Net deferred income tax assets	58,362,578	47,215,944
Less valuation allowance for net deferred income tax assets	(58,362,578)	(47,215,944)

	$—	$—

      We have provided a full valuation allowance against the net deferred income tax assets recorded as of September 30, 2004 and 2003 due to uncertainties as to their ultimate realization. The net operating loss and research credit carryforwards expire on various dates through 2024. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carry forwards that we may use in any year. As of September 30, 2004, we had $104,790,155 and $18,678,260 of Federal and California net operating loss carryforwards, respectively. As of September 30, 2004, we had $5,059,401 and $3,661,595 of Federal and California research and development credit carryforwards, respectively.

10.	Employee Savings Plan

      We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 50% of their salary, subject to annual limits. We are not required to make matching contributions under the plan. However, in fiscal 2004 and 2003, we voluntarily contributed $56,480 and $70,753, respectively, to the plan. We did not make a contribution in fiscal 2002.

AVANIR Pharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

11.	Subsequent Event

      On December 10, 2004, pursuant to AVANIR’s shelf registration on Form S-3 filed on April 9, 2004, the Company entered into a Stock Purchase Agreement with CDIB Capital Investment America Ltd., a wholly-owned subsidiary of China Development Industrial Bank Inc., pursuant to which the Company issued and sold 2,333,333 shares of Class A common stock at a price of $3.00 per share, for aggregate offering proceeds of approximately $7 million.

* * * *