Form 10-Q
period 2004-12-31
AVANIR PHARMACEUTICALS
filed 2005-02-09
CIK 858803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

As of January 28, 2005, the registrant had 97,722,586 shares of Class A common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Avanir Pharmaceuticals

We have reviewed the accompanying condensed consolidated balance sheet of Avanir Pharmaceuticals and subsidiary (the “Company”) as of December 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

San Diego, California
February 9, 2005

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,615,394	$13,494,083
Short-term investments in securities	7,992,211	8,803,982
Receivables, net	291,694	239,879
Inventory	6,200	9,302
Prepaid expenses	1,182,205	1,526,282

Total current assets	24,087,704	24,073,528
Investments in securities	2,886,226	2,751,867
Restricted investments in securities	856,597	856,597
Property and equipment, net	6,031,032	6,390,964
Intangible assets, net	3,021,414	3,035,024
Other assets	291,004	295,973

TOTAL ASSETS	$37,173,977	$37,403,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,728,159	$1,961,938
Accrued expenses and other liabilities	3,015,751	2,418,209
Accrued compensation and payroll taxes	667,962	710,368
Current portion of deferred revenue	1,948,137	1,961,530
Current portion of notes payable	356,379	211,092
Current portion of capital lease obligations	124,990	156,770

Total current liabilities	7,841,378	7,419,907
Deferred revenue, net of current portion	18,452,649	19,047,585
Notes payable, net of current portion	642,741	703,560
Capital lease obligations, net of current portion	29,313	35,642

Total liabilities	26,966,081	27,206,694

COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, 10,000,000 shares authorized as of December 31, 2004 and September 30, 2004:	—	—
Common stock – no par value:
Class A – 200,000,000 shares authorized as of December 31, 2004 and September 30, 2004; 97,704,586 and 95,305,757 shares issued and outstanding as of December 31, 2004 and September 30, 2004, respectively	141,745,826	134,687,535
Accumulated deficit	(131,494,491)	(124,405,902)
Accumulated other comprehensive loss	(43,439)	(84,374)

Total shareholders’ equity	10,207,896	10,197,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,173,977	$37,403,953

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2004	2003
REVENUES:
Royalties and sale of royalty rights (Note 8)	$510,314	$538,496
Research contracts and licenses	200,000	3,000
Government research grants	160,651	198,211
Product sales	17,400	769,938

Total revenues	888,365	1,509,645

OPERATING EXPENSES:
Research and development	5,054,241	5,366,369
General and administrative	1,852,175	1,405,210
Sales and marketing	1,098,828	858,511
Cost of product sales	3,102	210,090

Total operating expenses	8,008,346	7,840,180

LOSS FROM OPERATIONS	(7,119,981)	(6,330,535)
Interest income	121,832	55,542
Interest expense	(21,621)	(10,808)
Other income (expense), net	(66,921)	7,647

LOSS BEFORE INCOME TAXES	(7,086,691)	(6,278,154)
Provision for income taxes	(1,898)	(2,058)

NET LOSS	$(7,088,589)	$(6,280,212)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	95,851,957	67,804,604

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(7,088,589)	$(6,280,212)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	470,289	393,495
Compensation paid with common stock, stock options and warrants	2,701	14,543
Other-than-temporary impairment of investment	78,012	—
Loss on disposal of assets	785	—
Intangible assets abandoned	170,328	—
Changes in assets and liabilities:
Receivables	(51,815)	(821,827)
Inventory	3,102	198,450
Prepaid expenses and other assets	344,077	447,331
Accounts payable	(233,779)	(157,839)
Accrued expenses and other liabilities	597,542	596,643
Accrued compensation and payroll taxes	(42,406)	(84,154)
Deferred revenue	(608,329)	(485,605)

Net cash used for operating activities	(6,358,082)	(6,179,175)

INVESTING ACTIVITIES:
Investments in securities	(4,259,665)	(992,640)
Proceeds from sales and maturities of investments in securities	4,900,000	700,000
Patent costs	(203,937)	(238,249)
Purchases of property and equipment	(58,954)	(68,386)

Net cash provided by (used for) investing activities	377,444	(599,275)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	7,055,590	7,552,626
Proceeds from issuance of notes payable	136,438	159,918
Payments on notes and capital lease obligations	(90,079)	(142,991)

Net cash provided by financing activities	7,101,949	7,569,553

Net increase in cash and cash equivalents	1,121,311	791,103
Cash and cash equivalents at beginning of period	13,494,083	12,198,408

Cash and cash equivalents at end of period	$14,615,394	$12,989,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$21,621	$10,808
Income taxes paid	$1,898	$2,058

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2004 and September 30, 2004, and the results of operations for the three-month periods ended December 31, 2004 and 2003, have been made. The results of operations for the three-month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results for the fiscal year ending September 30, 2005 or any future periods.

2. STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement No. 123 “Shared–Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to paid-in capital. SFAS No. 123(R) is effective for the Company for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect of the expanded guidance of this pronouncement on its financial statements.

Until SFAS No. 123(R) becomes effective, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations for all periods presented. Accordingly, compensation costs for stock options are measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net loss had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No 123.

	Three Months Ended December 31,
	2004	2003
Net loss, as reported	$(7,088,589)	$(6,280,212)
Add: Stock-based employee compensation included in reported net loss	—	11,842
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(281,691)	(302,844)

Pro forma net loss	$(7,370,280)	$(6,571,214)

Net loss per share:
Basic and diluted – as reported	$(0.07)	$(0.09)
Basic and diluted – pro forma	$(0.08)	$(0.10)

The Company accounts for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF No. 96-18”). Under EITF No. 96-18, the Company determines the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the purpose of determining compensation expense for stock options granted to non-employees, all of the Company’s directors are considered to be employees.

3. RECLASSIFICATIONS

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

4. BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

Notes receivable, net. Receivables as of December 31, 2004 and September 30, 2004 consist of the following:

	December 31,	September 30,
	2004	2004
Total receivables	$309,194	$257,379
Allowance for doubtful accounts	(17,500)	(17,500)

Receivables, net	$291,694	$239,879

Property and equipment. Property and equipment consist of the following:

	December 31, 2004			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net
Research and development equipment	$3,701,461	$(2,222,181)	$1,479,280	$3,701,461	$(2,021,193)	$1,680,268
Computer equipment and related software	1,052,995	(586,683)	466,312	999,073	(545,953)	453,120
Leasehold improvements	5,034,679	(1,199,011)	3,835,668	5,032,605	(1,048,184)	3,984,421
Office equipment, furniture, and fixtures	558,970	(309,198)	249,772	558,970	(285,815)	273,155

Total property and equipment	$10,348,105	$(4,317,073)	$6,031,032	$10,292,109	$(3,901,145)	$6,390,964

Depreciation expense related to property and equipment was approximately $418,000 and $376,000 for the three-month periods ended December 31, 2004 and 2003, respectively.

Intangible assets. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which became effective on October 1, 2002. SFAS No. 142 requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with indefinite useful lives consist of costs of trademarks for

Avanir and Xenerex and similar names intended for use or potential use in the United States and the rest of the world. Intangible assets with finite lives continue to be amortized over their useful lives for the three months ended December 31, 2004, and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), then their carrying value would be reduced to fair value. The Company carried no goodwill on its books at either December 31, 2004 or September 30, 2004.

We capitalize legal costs incurred in connection with patents, patent applications pending, trademark applications and license agreements. We amortize costs of approved patents and license agreements over their useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changed. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to research and development expense. Avanir’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

Intangible assets, consisting of both intangible assets with finite and indefinite useful lives as of December 31, 2004 and September 30, 2004, are as follows:

	December 31, 2004			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Intangible assets with finite lives:
Patent applications pending (1)	$2,432,627	$(173,314)	$2,259,313	$2,462,704	$(166,000)	$2,296,704
Patents	1,047,790	(358,463)	689,327	1,010,097	(339,552)	670,545
Licenses	42,461	(16,212)	26,249	42,461	(15,647)	26,814

Total intangible assets with finite lives	3,522,878	(547,989)	2,974,889	3,515,262	(521,199)	2,994,063
Intangible assets with indefinite useful lives	46,525	—	46,525	40,961	—	40,961

Total intangible assets	$3,569,403	$(547,989)	$3,021,414	$3,556,223	$(521,199)	$3,035,024

(1)	Patent applications pending includes the net effect of $170,328 in intangible assets abandoned during the three-months ended December 31, 2004 (net of accumulated amortization of $18,321). The intangible assets were abandoned in selected countries because certain therapeutic use patents pending related to potential treatments of allergy and asthma, and cancer, were covered by Avanir’s composition-of-matter patents. Further, we believed that it would be difficult to enforce therapeutic use patents in those countries.

Amortization expense related to amortizable intangible assets was approximately $47,000 and $18,000 for the three-month periods ended December 31, 2004, and 2003, respectively. Based solely on the amortizable intangible assets as of December 31, 2004, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense
Fiscal year ending September 30:
2005 (remaining nine months)	$149,683
2006	198,744
2007	198,744
2008	198,507
2009	192,044
Thereafter	2,037,167

Total	$2,974,889

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

7. DEFERRED REVENUE

We have several license agreements with additional or continuing obligations to perform under the agreements. In such arrangements, certain revenues have been deferred until the performance obligations have been met or ratably achieved. In our largest agreement, Avanir sold an undivided interest in its Abreva® license agreement with SB Pharmco Puerto Rico, Inc. (“SB” or “GlaxoSmithKline”) to Drug Royalty USA, Inc. (“Drug Royalty USA”) on December 24, 2002 for $24.1 million. We recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue over the life of the license agreement, because of our ongoing involvement in earning future revenues under our license agreement with SB. The following table sets forth as of December 31, 2004 the deferred revenue balances for the Drug Royalty USA agreement and other agreements. The portion of deferred revenue classified as a current liability represents the amount Avanir expects to realize as revenue within the next 12 months.

	Drug Royalty	Other
	USA Agreement	Agreements	Total
Deferred revenue as of September 30, 2004	$20,800,782	$208,333	$21,009,115
Changes during the period:
Recognized as revenue during period	(508,329)	(100,000)	(608,329)

Deferred revenue as of December 31, 2004	$20,292,453	$108,333	$20,400,786

Classified as:
Current portion of deferred revenue	$1,914,804	$33,333	$1,948,137
Deferred revenue, net of current portion	18,377,649	75,000	18,452,649

Total deferred revenue	$20,292,453	$108,333	$20,400,786

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

9. INVESTMENTS

Investments are comprised of marketable securities consisting primarily of certificates of deposit, federal, state and municipal government obligations, corporate bonds, and an investment in a mutual fund that invests primarily in asset-backed and mortgage-backed securities. All marketable securities are held in the Company’s name and primarily under the custodianship of two major financial institutions. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date.

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

SFAS No. 115 also requires companies to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, SFAS No. 115 requires the carrying value of the debt or equity security to be permanently written down to its fair value. In making an evaluation of whether or not an investment is impaired, the Company applied the effective paragraphs of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In evaluating whether or not the impairment is other-than-temporary, the Company considers the duration and severity of the impairment, as well as the intent and ability to hold the investment until recovery, among other factors.

The following tables summarize the Company’s investments in securities, all of which are classified as available-for-sale except for restricted investments, which are classified as held-to-maturity.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
As of December 31, 2004:
Certificates of deposit	$956,597	$1,090	$—	$957,687
Adjustable rate mutual fund (2)	2,936,353	—	—	2,936,353
Government debt securities	7,885,523	700	(45,229)	7,840,994

Total	$11,778,473	$1,790	$(45,229)	$11,735,034

Reported as:
Short term investments:
Classified as available-for-sale	$7,992,211

Long term investments:
Classified as available-for-sale	2,886,226
Restricted investments in securities (3)	856,597

Long-term investments	3,742,823

Total	$11,735,034

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (4)	Losses (4)	Value
As of September 30, 2004:
Certificates of deposit	$1,356,597	$3,558	$—	$1,360,155
Adjustable rate mutual fund (2)	3,014,365	—	(68,650)	2,945,715
Government debt securities	8,125,858	6,186	(25,468)	8,106,576

Total	$12,496,820	$9,744	$(94,118)	$12,412,446

Reported as:
Short term investments:
Classified as available-for-sale	$8,803,982

Long term investments:
Classified as available-for-sale	2,751,867
Restricted investments in securities (3)	856,597

Long-term investments	3,608,464

Total	$12,412,446

(1)	Gross unrealized gains of $1,790 and gross unrealized losses of $45,229 on government debt securities and certificates of deposit represent an accumulated net unrealized loss of $43,439, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of December 31, 2004.

(2)	Represents an investment in a mutual fund that invests primarily in adjustable rate mortgage-backed securities, and includes an other-than-temporary loss of $78,012 in the amortized cost. The company determined that the impairment was other-than-temporary primarily because the fund’s performance as of December 31, 2004 had continued to lag increases in interest rates over the two-year period of the investment and the fund had no set maturity. The Company sold the investment in February 2005.

(3)	Restricted investments amounting to $856,597 as of both December 31, 2004 and September 30, 2004 represent amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $9,744 and gross unrealized losses of $94,118 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $84,374, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2004.

10. COMPUTATION OF NET LOSS PER COMMON SHARE

We compute basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net loss per common share by dividing the net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants. In the accompanying consolidated statements of operations, we have presented our net loss per share for the three-month periods ended December 31, 2004 and 2003 using the Basic EPS Method and the Diluted EPS Method. The shares of common stock issuable upon exercise of stock options and warrants under the Diluted EPS Method were excluded from the three-month periods ended December 31, 2004 and 2003, as the inclusion of such shares would have been antidilutive.

For the three-month periods ended December 31, 2004 and 2003, options to purchase 5,909,040 and 5,285,588 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For the three-month periods ended December 31, 2004 and 2003, warrants to purchase 5,295,261 and 5,680,759 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

11. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended
	December 31,
	2004	2003
Net loss	$(7,088,589)	$(6,280,212)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(40,935)	(31,599)

Total comprehensive loss	$(7,129,524)	$6,311,811

12. SHAREHOLDERS’ EQUITY

Preferred stock. Preferred stock consists of Series C Junior Participating Preferred Stock, of which none is outstanding.

Class A common stock. On December 10, 2004, the Company issued and sold to CDIB Capital Investment America Ltd., a wholly-owned subsidiary of China Development Industrial Bank, Inc., 2,333,333 shares of Class A common stock at a price of $3.00 per share, for aggregate offering proceeds of approximately $7 million. The offering was made pursuant to Avanir’s shelf registration statement on Form S-3, filed on April 9, 2004.

During the three-month period ended December 31, 2004, we issued an aggregate of 65,496 shares of Class A common stock in connection with the exercise of stock purchase warrants (26,845 shares) and employee stock options (38,651 shares) for cash in the aggregate amount of approximately $88,962, representing a weighted-average price per share of $1.36.

13. RECENT ACCOUNTING PRONOUNCEMENTS

EITF Issue 04-8. In September 2004, the EITF reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted Earnings Per Share. The guidance is effective for all periods ending after December 15, 2004. The guidance of EITF Issue 04-8 did not have a material impact on the Company’s earnings per share calculation.

Financial Accounting Standards Board (“FASB”) SFAS No. 151. On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “ that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as unallocated overhead, be recognized as current period charges. The Company does not expect SFAS 151 to significantly affect the Company’s financial condition or results of operations.

Financial Accounting Standards Board (“FASB”) SFAS No. 153. On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” that is effective for nonmonetary asset exchanges occurring in fiscal period after June 15, 2005. SFAS No. 153 replaces APB Opinion No. 29 exception for fair value measurement of nonmonetary exchanges of similar productive assets with a new exception. Under SFAS No. 153, only exchanges that do not have commercial substance meet the exception for fair value measurement. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to significantly affect the Company’s financial condition or results of operations.

14. COMMITMENTS AND CONTINGENCIES

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

15. SEGMENT INFORMATION

We operate in one segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We have developed one commercial product, docosanol 10% cream, known as Abreva® in the United States, and we have several other product candidates in various stages of development. We have licensed docosanol 10% cream to other companies that market the product and provide us royalties on product sales.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors that Might Affect Future Operations” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments. The three-month period ended December 31, 2004, may also be referred to as the first quarter of fiscal 2005.

EXECUTIVE OVERVIEW

Avanir Pharmaceuticals is a drug discovery and development company focused primarily on novel treatments for chronic diseases. Avanir is currently developing Neurodex ™ for the treatment of pseudobulbar affect (“PBA”) and for the treatment of chronic diabetic neuropathic pain. We have successfully completed two Phase III trials of Neurodex in the treatment of PBA, one in patients with multiple sclerosis (“MS”) and the other in patients with Lou Gehrig’s disease (amyotrophic lateral sclerosis of “ALS”), and one Phase II trial for the treatment of diabetic neuropathic pain. We also have a potential product for allergy and asthma, AVP-13358, which is in Phase I clinical development.

Our clinical and preclinical research and drug discovery programs are focused primarily on small molecules that can be taken orally as therapeutic treatments. Other small molecule programs include potential treatments for atherosclerosis and inflammation, which are both in the preclinical development stage. Using our proprietary Xenerex™ technology, we are also conducting research to develop injectable human monoclonal antibody products for anthrax, cytomegalovirus, and other infectious diseases.

The following chart illustrates the approximate status of research activities for our products and product candidates that are under development.

We strive to maintain a lean organizational structure while working on a diverse product development pipeline. We also strive to maintain flexibility in our cost structure, by managing over outsourced functions such as clinical trials, market research, legal counsel, documentation and testing of internal controls, and portions of chemistry, rather than maintain all of these functions in house. While outsourcing can lead to higher costs in some cases, we believe the benefits of being flexible, and being able to rapidly respond to program delays, or successes, and the availability of capital to advance our programs, far outweigh the disadvantages. However, even with a lean, flexible organization, the continued development of our current product candidates and the potential launch of Neurodex will require substantial additional capital.

We intend to seek partnerships with pharmaceutical companies to help fund several of our research and development programs in exchange for sharing in the rights to commercialize new drugs. We have licensed certain rights to docosanol 10% cream and continue to seek licensees for that product and potential products in our pipeline. We may also seek to develop our drug candidates through research collaborations with larger pharmaceutical companies, potentially allowing us to share the risks and the opportunities that come from such development efforts.

We expect that our development and operational costs will continue to exceed revenues from existing sources through at least fiscal 2006. Trends in revenues and various types of expenses are discussed further in the “Results of Operations.” We will have to raise significant amounts of additional capital to continue our research and development activities, prepare for and potentially execute a product launch of Neurodex for PBA, if approved by the U.S. Food and Drug Administration for marketing, and fund other operating activities. Our future capital needs will depend substantially on the economic terms and the timing of any new partnership or collaborative arrangements with pharmaceutical companies under which they will share the costs of such activities. If we are unable to raise capital as needed to fund our operations, or if we are unable to enter into any such collaborative arrangements, then we may need to slow the rate of development of some of our programs or sell the rights to one or more of our drug candidates. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors that Might Affect Future Operations.”

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

RESULTS OF OPERATIONS –
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Revenues

Revenues in the first quarter of fiscal 2005 amounted to $888,000, including $508,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva® license agreement to Drug Royalty USA (See Note 7, “Deferred Revenue,” in the Notes to Condensed Consolidated Financial Statements (Unaudited)), $200,000 relating to the achievement of milestones under license agreements, $161,000 from government research grants, and $2,000 in other royalties. Revenues from government research grants included preclinical research on a potential antibody to anthrax ($107,000) and preclinical development of docosanol as a potential treatment for genital herpes ($54,000). Revenues in the first quarter of fiscal 2004 amounted to $1.5 million, including $770,000 from sales of the active ingredient docosanol to licensees, $536,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement, $198,000 from government research grants, and $2,000 in other royalties.

During fiscal 2005, we expect to recognize approximately $1.9 million in revenues from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement and $578,000 in revenues from research being performed under government research grants. We expect sales of the active ingredient docosanol will be less than $100,000 in fiscal 2005. Projected fiscal 2005 revenues from new sources, such as license fees and milestone payments, will depend substantially on our ability to enter into additional license arrangements and achieve milestones under those arrangements. Such arrangements could be in the form of licensing or partnering agreements for docosanol 10% cream, Neurodex, or for our other product development programs including potential treatments for PBA, allergy and asthma, inflammation and atherosclerosis. Many of our product development programs could take years of additional development before they reach the stage of licensing, if ever, by other pharmaceutical companies.

Revenue-generating Contracts

Commercial contracts that remained active at the end of the first quarter of fiscal 2005 include seven docosanol 10% cream license agreements, and one Neurodex sublicense. The Abreva® license arrangement has been our most significant revenue source during the past four years, accounting for a majority of revenues in each of those years.

Expenses

Operating expenses. Total operating expenses were $8.0 million in the first quarter of fiscal 2005, compared to $7.8 million in the same period in fiscal 2004. The $168,000 increase in operating expenses was primarily caused by an $447,000 increase in general and administrative expenses, primarily related to increasing legal costs associated with corporate governance and compliance with the Sarbanes Oxley Act, and a $240,000 increase in sales and marketing expenses, primarily associated with pre-launch commercial development of Neurodex. These increases were partially offset by lower costs of sales resulting from decreased sales of the active pharmaceutical ingredient docosanol. Research and development expenses were slightly lower than they were in the same period a year ago. These and other costs and trends are more fully described below.

	Three Months Ended
	December 31,
	2004	2003
Operating expenses:
Research and development	63%	68%
General and administrative	23%	18%
Sales and marketing	14%	11%
Costs of sales	0%	3%

Total operating expenses	100%	100%

Research and development (“R&D”) expenses. R&D expenses were $5.1 million in the first quarter of fiscal 2005, compared to $5.4 million in the same period a year ago. The open label study and costs associated with preparing to initiate submission of the new drug application (“NDA”) to the U.S. Food and Drug Administration for Neurodex in the treatment of PBA accounted for approximately 40% of all R&D spending in the first quarter of fiscal 2005. We expect that clinical spending on Neurodex for the treatment of PBA will decline in future quarters in 2005 as the program nears completion, and spending on Neurodex for neuropathic pain will increase as the Company commences Phase III clinical development of Neurodex for diabetic neuropathic pain. The balance of R&D spending in the first quarter of fiscal 2005 was primarily for preclinical research related to the development of compounds for the treatment of atherosclerosis (25%), allergy and asthma (14%), inflammation and antibody research programs. We expect R&D spending for all identified programs in the table that follows, other than PBA, will begin to increase in the coming quarters, as we expand and advance those programs in the development pipeline.

Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, for many of our larger development programs, we intend to license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those products and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and foreign regulatory agencies. We caution that we may not find licensees or partners for our programs and many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of submitting an NDA to the FDA or that any NDA will be approved.

The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Expenses

	Three Months Ended		Inception	Estimated
	December 31,		Through	Cost
			December 31,	To Complete Project
Company-funded Projects:	2004 (1)	2003 (1)	2004 (1) (2)	(1)
Develop Neurodex for FDA marketing approval in treating PBA. Estimated cost and timing to reach NDA decision by end of 2005	$2,036,645	$1,777,597	$19,880,926	$6M	(3)

Develop Neurodex for neuropathic pain. Phase II open-label study completed. Estimated cost and timing to complete one Phase III trial and license the product: up to 2 years	82,418	594,760	6,529,986	$8M	(4)

Development program for allergy and asthma. Estimated timing to complete Phase IIa and license the product: up to 2 years	710,497	1,065,878	19,031,881	$13 M

Preclinical atherosclerosis research program. Estimated timing to complete proof of concept and to license the product: up to 3 years	1,246,183	223,616	4,394,382	$25 M

Preclinical anti-inflammatory research program (MIF inhibitor). Estimated timing to complete Phase IIa and to license product: up to 4 years	262,568	611,418	10,486,633	$21 M

Other projects involving monoclonal antibodies and docosanol	554,752	865,995	14,259,009	—	(5)

Government-funded Projects:

Preclinical research, primarily for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects varies from one to two years	161,178	227,105	2,205,431	$0.6 M	(6)

Total	$5,054,241	$5,366,369	$76,788,248

(1)	Each project includes allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking programs costs.

(3)	Total expenditures of $6.0 million include an additional $5.0 million in 2005 calendar year to complete the open label study and the NDA submission fee, estimated to be $672,000.

(4)	Licensing and/or co-promotion alternatives are being explored whereby the partner would fund a portion of clinical development. See “Status of R&D Programs and Plans.” Program expenditures for Neurodex for the treatment of neuropathic pain during each of the listed periods include allocated costs of certain research programs that are shared with Neurodex for PBA. We are in the process of developing our Phase III clinical study plan and estimated costs could change substantially.

(5)	The costs and timing to complete these projects are unpredictable because of the uncertainty of outcomes of the research.

(6)	Represents the remaining balance of state and Federal research grant awards totaling approximately $602,000 for research related to genital herpes and anthrax.

          Status of R&D Programs and Plans – Company-funded Projects

Neurodex for the treatment of PBA. We began submission of an NDA to the FDA on a “rolling” review basis, starting on December 16, 2004 and expect to complete its submission by mid-2005. The rolling review process allows Avanir to submit the NDA in modules (reviewable units), which can then be evaluated by the FDA as they are submitted. Although we have commenced submission of our NDA, the FDA has not, to our knowledge, yet begun review of the first module. The FDA has indicated that Neurodex would qualify for a priority review when the submission is complete. Once the submission is complete, and assuming that the FDA grants us priority review, we expect the FDA will take approximately six months to complete its review of the entire submission. Avanir has been engaged in an open-label safety study for the treatment of PBA in a broad pool of patients who could have PBA associated with one of several underlying neurodegenerative diseases or conditions. We expect to complete this open-label study in mid-2005 and will need to submit the data from this study to complete our NDA submission. In June 2004, we successfully completed the treatment phase of a Phase III clinical trial of Neurodex for the treatment of PBA in 150 patients with MS. Prior to engaging in these recent and current ongoing studies, we successfully completed the initial Phase III clinical trial of PBA in patients with amyotrophic lateral sclerosis (ALS), in May 2002.

Neurodex for the treatment of neuropathic pain. We are currently developing our Phase III clinical development plan for the use of Neurodex in the treatment of neuropathic pain and have included the costs to conduct one Phase III clinical trial during 2005-2006. Simultaneously, we are evaluating commercial development alternatives for this indication; including continuing development on our own or seeking funding from a potential co-promotion partner or potential licensee. There can be no assurances as to the timing of a license or co-promotion arrangement, if any.

Development program for allergy and asthma (IgE regulator). In 2004 we completed a Phase I clinical trial of our asthma/allergy drug, AVP-13358, in 54 healthy volunteers. The placebo-controlled study was intended to assess safety, tolerability and pharmacokinetics following single rising oral doses. Results of the study suggest AVP-13358 was well tolerated at all doses up through 16 milligrams. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow potentially once or twice daily dosing. We intend to continue to evaluate the safety of the drug by conducting rising multi-dose studies in healthy patients in fiscal 2005. Assuming the successful completion of Phase I clinical trials and adequate funds to continue development without a partner, we intend to continue development of the drug through Phase IIa. Assuming the results of such additional studies are favorable, we will seek to license the drug to a larger pharmaceutical company for further development.

Development program for atherosclerosis. We are engaged in preclinical research investigating the use of small, orally active molecules as a potential treatment of atherosclerosis (the build-up of fatty plaques in blood vessel walls). Our research is focused on developing molecules that can enhance the naturally occurring process known as reverse cholesterol transport or RCT, whereby cholesterol is effluxed from the fatty-plaques in blood vessel walls and transported to the liver for elimination from the body. Preliminary studies in animal models suggest our compounds may both reduce fatty plaques and increase fecal cholesterol excretion.

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

In August 2004, we entered into an amendment to the Ciblex Technology Acquisition Agreement (the “Amendment”), whereby we are no longer obligated to make milestone payments to Ciblex in connection with the clinical development and/or commercialization of the MIF Inhibitor Technology in the United States, nor will we be obligated to share the receipt of milestone payments outside the United States. We will, however, be required to pay a royalty to Ciblex if and when commercial sales under the agreement commence.

          Status of R&D programs and plans – government-funded projects

Government research grants have helped fund research on docosanol-based formulations for the treatment of genital herpes and the development of antibodies to anthrax toxins, among other research programs. Approximately $602,000 in aggregate funds remains to be spent in 2005 and 2006 calendar year under existing government research grants.

Monoclonal antibodies anthrax toxin. Two of Avanir’s most potent anthrax antibodies, AVP-21D9 and AVP-22G12, appear unique both in mechanism of action and in terms of the binding site on the anthrax toxin. AVP-21D9 is currently in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections. Ultimately, Avanir intends to submit an IND application seeking clearance from the FDA to begin clinical trials to evaluate the safety, tolerability, and pharmacology of AVP-21D9 in healthy human subjects. Much of our work targeting infectious diseases has been funded by government research grants. Because all of our monoclonal antibody research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

General and administrative expenses. Our general and administrative expenses increased to $1.9 million in the first quarter of fiscal 2005, compared to $1.4 million for the same period a year ago. These increased expenses primarily relate to:

•	a $270,000 increase related to legal and other professional services mainly associated with corporate governance and compliance with the Sarbanes-Oxley Act of 2002;

•	an $85,000 increase in investor relations, primarily because of higher costs to prepare the annual report, and higher costs related to conference calls and presentation fees; and

•	a $59,000 increase in building occupancy costs, representing primarily increases in rent, utilities, and insurance.

We expect that costs associated with compliance with the Sarbanes-Oxley Act will continue to increase.

Sales and marketing expenses. Sales and marketing expenses increased to $1.1 million in the first quarter of fiscal 2005, compared to $859,000 during fiscal 2003. Higher expenses in the first quarter of fiscal 2005 were related to the continued expansion of our medical education and awareness programs for PBA, market research, and pre-launch activities for Neurodex, assuming the drug is approved by the FDA for marketing. We expect sales and marketing expenses by the end of fiscal 2005 will be approximately double overall levels experienced in fiscal 2004, based on current commercial development plans.

Other Income (Expense)

For the first quarter of fiscal 2005, we recognized a loss of approximately $78,000 as an other-than- temporary impairment to one of our investments (See Note 9, “Investments.”) We included that amount in “Other income (expense)” in our Unaudited Condensed Consolidated Statements of Operations.

Net Loss

For the first quarter of fiscal 2005, the net loss was $7.1 million, compared to $6.3 million for the same period a year ago. The net loss per share, basic and diluted, was $0.07 for the first quarter of fiscal 2005, compared to $0.09 for the same period a year ago. A higher average number of shares was outstanding during the first quarter of fiscal 2005, compared to the same period in the prior year. (See “Liquidity and Capital Resources — Financing Activities” and Note 12, “Shareholders’ Equity.”) We expect to continue to pursue our drug development strategy focused on the commercial development of Neurodex, followed by other programs in earlier stages of development that are in larger therapeutic areas and that we expect will have significant partnering and licensing potential. To help fund and develop our products, we intend to seek licensees and partners to share the costs of development. These potential license arrangements could materially change our outlook for future revenues and costs. However, the certainty and timing of such potential arrangements is unpredictable.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash, cash equivalents and investments in securities totaling $26.4 million, including cash and cash equivalents of $14.6 million, short- and long-term investments of $10.9 million and restricted investments in securities of approximately $857,000. Our net working capital balance as of December 31, 2004 was $16.2 million. As of September 30, 2004, we had cash, cash equivalents and investments in securities totaling $25.9 million, including cash and cash equivalents of $13.5 million, short- and long-term investments of $11.6 million, and restricted investments of approximately $857,000. Our net working capital balance as of September 30, 2004 was $16.7 million. Explanations of net cash provided by or used for operating, investing and financing activities are provided below.

		Increase
	December 31,	(Decrease)	September 30,
	2004	During Period	2004
Cash, cash equivalents and investment in securities	$26,350,428	$443,899	$25,906,529
Cash and cash equivalents	$14,615,394	$1,121,311	$13,494,083
Net working capital	$16,246,326	$(407,295)	$16,653,621

	Quarter ended	Change	Quarter ended
	December 31,	Between	December 31,
	2004	Periods	2003
Net cash used for operating activities	$(6,358,082)	$(178,907)	$(6,179,175)
Net cash provided by (used for) investing activities	377,444	976,719	(599,275)
Net cash provided by financing activities	7,101,949	(467,604)	7,569,553

Net increase in cash and cash equivalents	$1,121,311	$330,208	$791,103

Operating activities. Net cash used for operating activities amounted to $6.4 million in the first quarter of fiscal 2005, $179,000 higher than the same period a year ago. Since September 30, 2004, accounts payable decreased by $234,000 and accrued expenses and other liabilities increased by $598,000, representing additional contracts for services, including work performed by others on our clinical trials and marketing programs for which payments for portions of the work completed to date had not been made. The first quarter of fiscal 2005 also included non-cash charges of approximately $170,000 related to intangible assets abandoned (net of approximately $18,000 in accumulated amortization). During the quarter, management determined that certain patents and patents pending related to potential treatments of allergy and asthma, and cancer, were covered by other patents. (See Note 4, “Balance Sheet Details — Intangible Assets.”) The net cash used for operating activities in the first three months of fiscal 2004 amounted to $6.2 million. During the first quarter of fiscal 2004, accounts receivable increased by approximately $822,000, representing sales of the active ingredient docosanol to licensees and services provided under government grants for which payments were received after the quarter ended. Also, inventory declined by approximately $198,000 in the first quarter of fiscal 2004, representing the cost of docosanol sold to various licensees. We intend to replenish our docosanol inventory in fiscal 2005.

Investing activities. Net cash provided by investing activities during the first quarter of fiscal 2005 amounted to $377,000, including sales and maturities of investments totaling $4.9 million, partially offset by investments in securities totaling $4.3 million, purchases of property and equipment of $59,000 and patent costs of $204,000. Net cash used for investing activities during the first three months of fiscal 2004 amounted to $599,000, including investments in securities totaling $993,000, purchases of property and equipment of $68,000, and patent costs of $238,000, partially offset by sales and maturities of investments totaling $700,000. We expect that capital expenditures for property and equipment will likely increase in the coming quarters as we make accommodations in our existing facilities for additional sales and marketing personnel that will be necessary to support commercialization of Neurodex, assuming the drug is approved by the FDA. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Sales and Marketing Expenses.”)

Financing activities. Net cash provided by financing activities amounted to $7.1 million during the first quarter of fiscal 2005, consisting primarily of $7.0 million received from the sale of Class A common stock in December 2004. (See Note 12, “Shareholders’ Equity” in the Notes to Condensed Consolidated Financial Statements (Unaudited)). Net cash provided by financing activities amounted to $7.6 million in the first quarter of fiscal 2004, consisting primarily of $7.6 million received from the sale of Class A common stock and warrants in December 2003.

In April 2004, the Company filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $50 million in Class A common stock. The Company’s sale of Class A common stock in June 2004, representing $28.8 million in gross proceeds ($26.5 million net of underwriting discount and costs of the financing transaction) was the first transaction for the sale of Class A common stock under the existing shelf registration. In December 2004, we issued an additional $7.0 million in Class A common stock to an institutional investor at $3.00 per share. The balance of Class A common stock available for sale under the shelf registration as of December 31, 2004 is approximately $14.2 million.

In September 2004, Avanir entered into an equipment line of credit with GE Healthcare Financial Services for financing of up to $1.4 million. As of December 31, 2004 the Company had a balance due of approximately $878,000 under the line of credit.

MANAGEMENT OUTLOOK

The substantial progress in research programs in fiscal 2004 has set the stage for continued development of all of our programs in fiscal 2005, including the anticipated completion of submission of an NDA for Neurodex in the treatment of PBA. We believe that cash, cash equivalents, and investments in securities totaling $26.4 million at December 31, 2004, plus anticipated future revenues, should be sufficient to sustain our planned level of operations for at least the next 12 months. However, to pay the $672,000 NDA filing fee and continue to fund the development of our new drug candidates and technology platforms and expected product launch of Neurodex during the next two years (assuming that Neurodex is approved for marketing by the FDA), we will need to raise additional capital and expect to continue to pursue various alternatives for raising capital during this two-year period. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of one or more of our platform technologies or new drug candidates.

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

We entered into additional agreements in 2004 and expect to enter in to additional license agreements in the future. We expect that each license agreement will have its own set of circumstances and terms of performance. We will consider the specific facts and circumstances of each license agreement to determine the appropriate revenue recognition for such items, including nonrefundable up-front fees and milestone payments and taking into consideration when the earnings process is complete and collection is reasonably assured.

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through June 30, 2004, substantially all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sale of Rights to Future Abreva Royalties

In fiscal 2003, we sold an undivided interest in our license agreement with GlaxoSmithKline to Drug Royalty USA for $24.1 million. Because of our ongoing involvement with GlaxoSmithKline in earning future royalty revenues, we have recorded the amounts received from Drug Royalty USA, net of costs of the transaction and forgiveness of certain advances, as deferred revenue. The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method over the period from October 2002 through April 2014. Under this method, the amount of deferred revenue being recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as a current liability represents the amount we expect to realize as revenue within the next 12 months. (See Note 7, “Deferred Revenue,” in the Notes to Condensed Consolidated Financial Statements (Unaudited).)

Recognition of Revenues in Research Contracts

We may enter into research contracts or collaborations that have obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations, as discussed below.

Antibody generation services. As of December 31, 2004, we were engaged in work on one research collaboration agreement that had research initiation fees. In this type of agreement, the customer provides us with the target antigens. We then perform research services to develop potential antibodies for those antigens. If we are able to estimate the period of service in the contract in advance of beginning the work, then we recognize such research initiation fees ratably as revenue over the estimated period of service. If we are unable to identify the period of service in the contract in advance of beginning the work, we defer research initiation fees and recognize such fees as revenue once we have completed our efforts to create the antibodies. In the research phases of the research collaboration agreement, we may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

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

Recognition of Expenses in Research Contracts

Pursuant to management’s assessment of the progress that has been made on clinical trials and services provided in other research contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods, including our largest contract, which had a balance remaining of $1.1 million as of December 31, 2004, in the $4.3 million contract. A 5% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $217,000. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress, and finally, management’s judgment.

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

Capitalization and Valuation of Long-Lived and Intangible Assets

We capitalize legal costs incurred in connection with patents, patent applications pending, trademark applications and license agreements. We amortize costs of approved patents and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changes. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense. Avanir’s amortizable intangible assets consist of the costs of patents, patent applications, and licenses.

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

As of December 31, 2004, our largest group of intangible assets with finite lives was for our IgE down-regulation technology, having net intangible assets of approximately $972,000. Any setback or failure in our IgE technology, currently in Phase I clinical development for the treatment of allergy and asthma, could cause a re-assessment of the value of this technology and possible write-down of all or a portion of the costs of these assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Stock-based Compensation” and Note 13, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

Risks Relating to Our Business

We have a history of losses and we may never achieve or maintain profitability.

To date, we have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates and we expect to continue to incur substantial operating losses through at least fiscal 2006. As of December 31, 2004, our accumulated deficit was approximately $131.5 million. To achieve profitability, we would need to generate significant additional revenue with positive gross margins to offset our other operating expenses. Additionally, we intend to increase our pre-launch activities and sales and marketing efforts over the next several quarters as we continue our “rolling” submission of an NDA to the FDA for Neurodex and, thereafter, await the FDA’s decision. We could also increase spending on our preclinical programs to the extent our progress in development is favorable. Although we are seeking to negotiate revenue-generating licenses and/or co-promotion arrangements for docosanol 10% cream and other product candidates, we may not find attractive arrangements, if at all, and any such arrangements may not provide adequate revenues to cover future operating expenses. Increases in expenditures may not be offset by new or adequate sources of revenues, and as a result, we may not achieve or maintain profitability.

Although our Phase III clinical trial for Neurodex in MS patients with PBA showed favorable results, we must submit our results for this study and other studies to the FDA for review and approval prior to U.S. commercialization. Any delay in the regulatory review or approval process may harm our prospects and could harm our stock price.

We began submission of an NDA for Neurodex to the FDA on December 16, 2004 under a “rolling” review basis with the FDA, and we must obtain FDA approval prior to commercialization in the United States. Any delays in our submission or in the FDA’s review or approval would delay market launch and increase our cash requirements and could increase the volatility of our stock price and result in additional operating losses.

The process of obtaining FDA approval typically takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. FDA’s review and approval of the actual NDA submission is expensive and uncertain. Although we began submission of an NDA for Neurodex to the FDA in December 2004, we may not be able to maintain our planned schedule and may not complete our submission in a timely manner. If we complete the submission of an NDA for Neurodex, the FDA must decide whether to accept or reject the submission for filing. The FDA’s official filing of an NDA is the action that begins the application’s substantive review. The FDA may refuse to file an NDA for review for many reasons, including if the submission contains insufficient data to demonstrate efficacy and/or safety. We cannot be certain that our NDA submission would be accepted for filing and reviewed by the FDA or that we would be able to respond to any requests during the review period in a timely manner without delaying potential action on our request for approval. Additionally, recent public announcements regarding safety problems with certain approved drugs may affect the FDA’s policies regarding safety data for new drug applications and may result in the FDA requiring additional safety data before accepting our planned NDA submission, as well as closer surveillance after commercialization if the drug is approved.

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

Although we may market Neurodex in the United States through the recruitment of experienced marketing and sales personnel, or through a contract sales organization, assuming Neurodex is approved by the FDA, we have never before marketed or sold any pharmaceutical products. In order to market or co-market Neurodex or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales management team and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise internally or through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

In international markets, we intend to rely on collaborative partners to obtain regulatory approvals, and to market and sell our products in those markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Neurodex, with the exception of one such agreement relating to Israel. We cannot guarantee that we will be able to enter into any other arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling Neurodex or docosanol 10% cream or our marketing collaborators’ efforts are not successful, our ability to generate revenue from product sales will suffer.

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

•	If we raise capital through licensing or sales of one or more of our technologies or drug candidates, then we may not realize revenues from sales for products that are successfully developed, approved by the FDA and marketed. If we license any of our technologies or drug candidates, then the development of these products or technologies may no longer be in our control. A licensee might not ever reach any of the milestones in a license agreement and we would not earn any additional payments in such an event. Further, if we sell any of our technologies or drug candidates, the sales price may not fully cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, the value of the shares of Class A common stock then outstanding may be reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our Class A common stock and dilute voting rights.

•	We may not be able to raise capital on terms that we find acceptable, or at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical or preclinical research programs. Any of these actions could be expected to have an adverse effect on our stock price.

Developing and testing a drug candidate is a very expensive and time-consuming process that may not ultimately lead to a marketable product.

The drug development process is lengthy and capital-intensive. Since September 1998, we have spent approximately $76.7 million in preclinical and clinical studies researching the safety and efficacy of our drug candidates and potential drug candidates. If any of our drug candidates fail to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for many of our drug development programs exceeds our available capital. Because of our limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete the development of the drug. We may be unable to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, the proposed license terms may not be acceptable to the Company. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.

Historically, we have had only limited recurring revenue. As a result, operating results have been, and will continue to be, subject to significant quarterly fluctuations based on a variety of factors, including:

•	Co-promotion or license arrangements – We are currently seeking co-promotion or licensing partners for docosanol 10% cream and Neurodex, as well as for our compounds targeting IgE (allergy and asthma), MIF (inflammation) and apolipoprotein A1 (atherosclerosis). It is difficult to predict whether any of these discussions will result in a partnering or license arrangement and what the financial terms of such an arrangement might be. If we do enter into any such arrangements, the recognition of the revenue under those arrangements may depend on the efforts and performance of our licensees or partners in reaching milestones that are outside our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Limited rights to future Abreva royalties – In December 2002, we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva wholesale sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We estimate that wholesale sales reached approximately 89% of the $62 million threshold in 2004. We expect that any royalty payments on these excess sales, if any, would occur only once a year, after the end of each calendar year.

•	Concentration of significant customers, suppliers and industries – Milestone payments, royalties earned, and revenues recognized from the sale of rights to royalties from a single licensee (GlaxoSmithKline) accounted for approximately 48%, 73% and 95% of our fiscal 2004, 2003 and 2002 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline for North America. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty payments from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase the raw material docosanol from a sole foreign supplier that has been approved by the FDA for manufacturing. Any disturbances or delays in the manufacture of docosanol or other raw materials for our products and clinical research programs could seriously and adversely affect our business.

•	Acquisitions/alliances – If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with

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

The Board of Directors currently has the authority to effect a reverse stock split within a stated range. If implemented, the reverse stock split may negatively affect the price and liquidity of our Class A common stock.

At our 2004 Annual Meeting of Shareholders, the Board of Directors received the authority to implement, within its discretion and for a period of one year, a reverse split of our Class A common stock within a range of 1:2 to 1:12.5. Although this authority expires in March 2005, the Board of Directors is seeking shareholder approval at the 2005 Annual Meeting Stockholders to renew for another year the authority to effectuate the reverse stock split within a range of 1:2 to 1:5. If the Board of Directors were to effect a reverse stock split, the price of our Class A common stock may not continue at a level in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split. For example, if the Board of Directors decided to implement a reverse stock split at a ratio of 1-for-5, the post-split market price of our Class A common stock may not be at least five times greater than the pre-split price. Accordingly, the total market capitalization of our Class A common stock after a reverse stock split, if implemented, could be lower than the total market capitalization before the proposed reverse stock split. Additionally, the liquidity of our Class A common stock could be affected adversely by the reduced number of shares outstanding after the reverse stock split.

Avanir and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in additional countries, or in licensing, marketing and selling the product in any other countries.

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

Our license agreement with GlaxoSmithKline is for the United States and Canada. We also have exclusive license agreements for docosanol 10% cream for approximately fourteen other countries. We are holding discussions with other potential licensees for marketing and selling docosanol 10% cream in other countries not already licensed. However, we may not finalize any license or distribution arrangements for other territories on a timely basis or on favorable terms, if at all. Further, our foreign licensees expose us to various foreign trade risks relating to development and marketing of docosanol 10% cream. We may arrange for contracts in the future for the manufacture, marketing and distribution of docosanol 10% cream overseas by foreign licensees, which will be substantially outside our control. Even if we are able to obtain experienced licensees in foreign markets, specific risks that could impact significantly our potential revenues on foreign sale include:

•	Difficulties in obtaining regulatory approval of docosanol 10% cream in foreign countries;

•	Changes in the regulatory and competitive environments in foreign countries;

•	Changes in a specific country’s or region’s political or economic conditions;

•	War, terrorism or natural disasters;

•	Difficulty in finding foreign partners with sufficient capital to effectively launch, market and promote the product;

•	Manufacturing and shipping delays;

•	Difficulties in managing operations across disparate geographic areas;

•	Fluctuations in foreign exchange rates;

•	Prices of competitive products;

•	Difficulties associated with enforcing agreements through foreign legal systems;

•	Trade protection measures, including customs duties and export quotas; and

•	Foreign tax withholding laws.

Our inability to attract and retain key management and scientific personnel could negatively affect our business.

Our success depends on the performance of a small core staff of key management and scientific employees with biotechnology and drug development experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we were to lose one or more of our key scientists, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. Other than our chief executive officer, our executives do not have employment agreements. We do not have “key person” life insurance policies for any of our executives. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. This type of environment creates intense competition for qualified personnel, particularly in product research and development, sales and marketing, and accounting and finance.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property through our ownership or control of 95 issued patents and 303 patent applications. Patents and patent applications owned or licensed by the Company include docosanol-related products and technologies, Neurodex, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of regulating the target MIF in treatment of inflammatory diseases, compounds targeting apolipoprotein A1 for the treatment of atherosclerosis, and Xenerex technologies for developing monoclonal antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

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

The process for the approval of patent applications in foreign countries may differ significantly from the process in the U.S. These differences may delay our plans to market and sell docosanol 10% cream and other products in the international marketplace. Approval in one country does not indicate that approval will be obtained in other countries. The patent authorities in each country administer that country’s laws and regulations relating to patents independently of the laws and regulations of any other country and we must seek and obtain the patents separately. Our inability to obtain or maintain patent protections for docosanol 10% cream and other products in foreign markets would severely hamper our ability to generate international sales from these products.

We depend on third parties to manufacture compounds for our drugs and drug candidates. The failure of these third parties to perform successfully could harm our business.

We have utilized, and intend to continue utilizing, third parties to manufacture docosanol 10% cream, Neurodex, active pharmaceutical ingredients, and supplies for our other drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have only a single supplier for the raw material docosanol and we do not have any long-term supply agreements in place with this manufacturer. Although GlaxoSmithKline and we try to maintain strategic reserves of the active pharmaceutical ingredient, docosanol, to help mitigate a short-term supply disruption, any sustained disruption of our supply could harm our results of operations.

Because we depend on clinical research centers and other contractors for clinical testing and for certain research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

The nature of clinical trials and our business strategy of outsourcing a substantial portion of our research require that we rely on clinical research centers and other contractors to assist us with research and development and clinical testing activities. As a result, our success depends partially on the success of these third parties in performing their responsibilities. Although we pre-qualify our contractors and we believe that they will fully perform their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our drug candidates could be delayed.

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

Abreva® faces competition from a number of existing and well-established products and the companies that market these products.

We have the opportunity to earn royalties on Abreva product wholesale sales if sales exceed $62 million a year. We estimate that wholesale sales reached approximately 89% of the $62 million threshold in 2004. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Many of these products are well established and are marketed by large pharmaceutical companies with substantial resources and significant marketing experience. As a result of this competition, annual wholesales sales of Abreva may never reach a level where we will participate in further royalty income from this product.

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

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had we accounted for our compensation expense under the fair value method accounting prescribed by SFAS No. 123, the charges would have been significantly higher, by approximately $1,003,000, $1,554,000 and $2,176,000 during fiscal 2004, 2003, and 2002, respectively. In October 2004, the Financial Accounting Standards Board (the “FASB”) announced the planned effective date for proposed changes to accounting rules concerning the recognition of stock option compensation expense to be the first period beginning after June 15, 2005, or commencing with our fourth quarter in fiscal 2005. We and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to the difference in the two measurement methods.

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

Government authorities in the U.S., including the FDA, and other countries highly regulate the development, production, testing, manufacturing and marketing of pharmaceutical products. The clinical testing and regulatory approval process can take many years and requires the expenditure of substantial resources. Failure to obtain, or delays in obtaining, these approvals will adversely affect our business operations, including our ability to commence marketing of any of the proposed products. We may find it necessary to use a significant portion of our financial resources for research and development and the clinical trials necessary to obtain these approvals for our proposed products. We will continue to incur costs of development without any assurance that we will ever obtain regulatory approvals for any of our products under development. Additionally, we cannot predict the extent to which adverse government regulations might arise from future U.S. or foreign legislative or administrative actions. Moreover, we cannot predict with accuracy the effects of any future changes in the regulatory approval process and in the domestic health care system for which we develop our products, or the costs of on-going compliance regulations after marketing approval has been obtained. Future changes could affect adversely the time frame required for regulatory review, our financial resources, and the sales prices of our proposed products, if approved for sale.

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

Even if we successfully preserve our intellectual property rights, other biotechnology or pharmaceutical companies may allege that our technology infringes on their rights. Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms, or at all. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor’s patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, we are exposed to market risks related to changes in interest rates. Because substantially all of our revenue, expenses, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream and purchase additional services from outside the U.S. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.4 years as of December 31, 2004 (1.2 years as of September 30, 2004). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of December 31, 2004 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of December 31, 2004 and 2003, an increase of one percentage point in the interest rates would have resulted in increases in comprehensive losses of approximately $113,000 and $31,000, respectively.

Item 4. CONTROLS AND PROCEDURES

With the participation of the principal executive officer and principal financial officer of Avanir Pharmaceuticals (“the Registrant”), the Registrant’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

•	Information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal officer, as appropriate to allow timely decisions regarding required disclosure;

•	Information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms; and

•	The Registrant’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiary is made known to them, particularly during the period in which the Registrant’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Additionally, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

Items 1-5. NOT APPLICABLE

Item 6. EXHIBITS

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

Signature	Title	Date
/s/ Gerald J. Yakatan, Ph.D.	President and Chief	February 9, 2005
Executive Officer
Gerald J. Yakatan, Ph.D.	(Principal Executive Officer)

/s/Gregory P. Hanson, CMA	Vice President, Finance and Chief	February 9, 2005
Financial Officer
Gregory P. Hanson, CMA	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15.0	Letter on unaudited financial information

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002