Form 10-Q
period 2005-03-31
AVANIR PHARMACEUTICALS
filed 2005-05-13
CIK 858803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to                     .

Commission File No. 1-15803

AVANIR PHARMACEUTICALS

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0314804 (I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

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

As of May 12, 2005, the registrant had 107,556,197 shares of Class A common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Avanir Pharmaceuticals

We have reviewed the accompanying condensed consolidated balance sheet of Avanir Pharmaceuticals and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2005 and 2004, and of cash flows for the six-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

DELOITTE & TOUCHE LLP

San Diego, California
May 13, 2005

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,206,486	$13,494,083
Short-term investments in securities	5,050,680	8,803,982
Receivables, net	320,997	239,879
Inventory	6,200	9,302
Prepaid expenses	2,137,501	1,526,282

Total current assets	15,721,864	24,073,528

Investments in securities	2,852,249	2,751,867
Restricted investments in securities	856,597	856,597
Property and equipment, net	5,826,010	6,390,964
Intangible assets, net	3,307,104	3,035,024
Other assets	286,035	295,973

TOTAL ASSETS	$28,849,859	$37,403,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,739,572	$1,961,938
Accrued expenses and other liabilities	3,756,894	2,418,209
Accrued compensation and payroll taxes	800,899	710,368
Current portion of deferred revenue	1,932,894	1,961,530
Current portion of notes payable	316,856	211,092
Current portion of capital lease obligations	92,295	156,770

Total current liabilities	8,639,410	7,419,907

Deferred revenue, net of current portion	18,048,076	19,047,585
Notes payable, net of current portion	580,465	703,560
Capital lease obligations, net of current portion	22,816	35,642

Total liabilities	27,290,767	27,206,694

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2005 and September 30, 2004	—	—
Common stock — no par value, Class A, 200,000,000 shares authorized, 99,786,197 and 95,305,757 shares issued and outstanding as of March 31, 2005 and September 30, 2004, respectively	147,189,433	134,687,535
Accumulated deficit	(145,545,438)	(124,405,902)
Accumulated other comprehensive loss	(84,903)	(84,374)

Total shareholders’ equity	1,559,092	10,197,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,849,859	$37,403,953

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
REVENUES:
Royalties and sale of royalty rights (Note 6)	$419,816	$347,017	$930,130	$885,513
Research contracts and licenses	100,000	267,500	300,000	270,500
Government research grants	124,917	241,320	285,568	439,531
Product sales	—	—	17,400	769,938

Total revenues	644,733	855,837	1,533,098	2,365,482

OPERATING EXPENSES:
Research and development	11,428,170	5,375,760	16,482,411	10,742,129
General and administrative	1,973,792	1,507,213	3,825,967	2,912,423
Sales and marketing	1,398,391	722,086	2,497,219	1,580,597
Cost of product sales	—	—	3,102	210,090

Total operating expenses	14,800,353	7,605,059	22,808,699	15,445,239

LOSS FROM OPERATIONS	(14,155,620)	(6,749,222)	(21,275,601)	(13,079,757)

Interest income	125,147	56,726	246,979	112,268
Interest expense	(25,324)	(9,719)	(46,945)	(20,527)
Other income (expense), net	4,850	11,722	(62,071)	19,369

LOSS BEFORE INCOME TAXES	(14,050,947)	(6,690,493)	(21,137,638)	(12,968,647)
Provision for income taxes	—	(62)	(1,898)	(2,120)

NET LOSS	$(14,050,947)	$(6,690,555)	$(21,139,536)	$(12,970,767)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.14)	$(0.09)	$(0.22)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	98,262,726	71,285,690	97,044,095	71,248,769

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(21,139,536)	$(12,970,767)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	913,363	794,261
Compensation paid with stock options	5,402	29,471
Issuance of common stock in connection with acquisition of additional contractual rights to Neurodex™ (Note 11)	5,300,000	—
Other-than-temporary impairment of investment	78,012	—
Loss on disposal of assets	2,827	—
Intangible assets abandoned	177,965	—
Changes in assets and liabilities:
Receivables	(81,118)	92,781
Inventory	3,102	198,450
Prepaid expenses and other assets	(611,219)	380,440
Accounts payable	(222,366)	116,215
Accrued expenses and other liabilities	1,338,685	1,239,328
Accrued compensation and payroll taxes	90,531	71,627
Deferred revenue	(1,028,145)	(1,080,505)

Net cash used for operating activities	(15,172,497)	(11,128,699)

INVESTING ACTIVITIES:
Investments in securities	(4,339,986)	(997,112)
Proceeds from sales and maturities of investments in securities	7,914,365	700,000
Patent costs	(551,777)	(556,852)
Purchases of property and equipment	(239,568)	(71,786)

Net cash provided by (used for) investing activities.	2,783,034	(925,750)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	7,196,498	7,929,678
Proceeds from issuance of notes payable	136,438	159,918
Payments on notes and capital lease obligations	(231,070)	(323,062)

Net cash provided by financing activities	7,101,866	7,766,534

Net decrease in cash and cash equivalents	(5,287,597)	(4,287,915)
Cash and cash equivalents at beginning of period	13,494,083	12,198,408

Cash and cash equivalents at end of period	$8,206,486	$7,910,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$46,945	$20,527
Income taxes paid	$1,898	$2,120

See notes to consolidated financial statements.

AVANIR Pharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2005 and September 30, 2004, and the results of operations for the three-month and six-month periods ended March 31, 2005 and 2004, have been made. Operating results for the interim periods are not necessarily indicative of operating results for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

The unaudited condensed consolidated financial statements include the accounts of Avanir Pharmaceuticals and its wholly-owned subsidiaries, Xenerex Biosciences and Avanir Holding Company. All intercompany accounts and transactions have been eliminated.

2. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment.” FAS 123R will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123R, will be recognized as an addition to common stock. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us in the fiscal year starting October 1, 2005. We are currently evaluating the effect of this pronouncement on our financial condition and results of operations.

Until FAS 123R becomes effective, we have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations for all periods presented. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

The following table summarizes the impact on our net loss had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under FAS 123.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss, as reported	$(14,050,947)	$(6,690,555)	$(21,139,536)	$(12,970,767)
Add: Stock-based employee compensation expense	—	12,227	—	24,069
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(453,794)	(274,054)	(732,457)	(576,106)

Pro forma net loss	$(14,504,741)	$(6,952,382)	$(21,871,993)	$(13,522,804)

Net loss per share:
Basic and diluted - as reported	$(0.14)	$(0.09)	$(0.22)	$(0.18)
Basic and diluted - pro forma	$(0.15)	$(0.10)	$(0.23)	$(0.19)

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). Under EITF 96-18, we determine the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the purpose of determining compensation expense for stock options granted to non-employees, all of our directors are considered to be employees.

3. BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items.

Receivables, net. Receivables as of March 31, 2005 and September 30, 2004 consist of the following:

	March 31,	September 30,
	2005	2004
Total receivables	$338,497	$257,379
Allowance for doubtful accounts	(17,500)	(17,500)

Receivables, net	$320,997	$239,879

Property and equipment, net. Property and equipment consist of the following:

	March 31, 2005			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net
Research and development equipment	$3,763,401	$(2,387,817)	$1,375,584	$3,701,461	$(2,021,193)	$1,680,268
Computer equipment and related software	1,081,775	(621,579)	460,196	999,073	(545,953)	453,120
Leasehold improvements	5,034,679	(1,349,839)	3,684,840	5,032,605	(1,048,184)	3,984,421
Construction in progress	29,440	—	29,440	—	—	—
Office equipment, furniture, and fixtures	607,229	(331,279)	275,950	558,970	(285,815)	273,155

Total property and equipment	$10,516,524	$(4,690,514)	$5,826,010	$10,292,109	$(3,901,145)	$6,390,964

Depreciation expense related to property and equipment for the three-month and six-month periods ended March 31, 2005 was approximately $384,000 and $802,000, respectively, as compared to $381,000 and $757,000 for the three-month and six-month periods ended March 31, 2004, respectively.

Intangible assets. We account for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). In accordance with FAS 142, goodwill and other intangible assets that have indefinite useful lives are not amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite lives are to be amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable under FAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), then their carrying value would be reduced to fair value.

Intangible assets with indefinite useful lives consist of costs of trademarks for AVANIRTM and XenerexTM and similar names intended for use or potential use in the United States and the rest of the world.

Intangible assets with finite useful lives consist of capitalized legal costs incurred in connection with patents, patent applications pending, trademark applications and license agreements. We amortize costs of approved patents, patent applications pending, and license agreements over their useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changed. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to research and development expense. Our amortizable intangible assets consist of the costs of patents, patent applications and licenses.

Intangible assets, consisting of both intangible assets with finite and indefinite useful lives as of March 31, 2005 and September 30, 2004, are as follows:

	March 31, 2005			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net
Intangible assets with finite lives:
Patent applications pending (1)	$2,717,836	$(204,829)	$2,513,007	$2,462,704	$(166,000)	$2,296,704
Patents	1,110,061	(379,258)	730,803	1,010,097	(339,552)	670,545
Licenses	42,461	(16,775)	25,686	42,461	(15,647)	26,814

Total intangible assets with finite lives	3,870,358	(600,862)	3,269,496	3,515,262	(521,199)	2,994,063
Intangible assets with indefinite useful lives (2)	37,608	—	37,608	40,961	—	40,961

Total intangible assets	$3,907,966	$(600,862)	$3,307,104	$3,556,223	$(521,199)	$3,035,024

(1)	Patent applications pending includes the net effect of $2,944 and $173,272 (net of accumulated amortization of $68 and $18,389) in intangible assets abandoned during the three-month and six-month periods ended March 31, 2005, respectively. We abandoned certain therapeutic use patents pending in selected countries related to potential treatments of allergy and asthma, and cancer, because we were able to obtain superior claims in composition-of-matter patents.

(2)	Intangible assets with indefinite useful lives includes the net effect of $4,693 in trademarks abandoned during the three-month and six-month periods ended March 31, 2005.

Amortization expense related to amortizable intangible assets for the three-month and six-month periods ended March 31, 2005 was approximately $55,000 and $102,000, respectively, as compared to $20,000 and $37,000 for the three-month and six-month periods ended March 31, 2004, respectively. Based solely on the amortizable intangible assets as of March 31, 2005, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense

Fiscal year ending September 30:
2005 (remaining six months)	$110,000
2006	218,000
2007	218,000
2008	218,000
2009	210,000
Thereafter	2,295,000

Total	$3,269,000

4. INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of the raw material docosanol, which is the active pharmaceutical ingredient in docosanol 10% cream. Docosanol in its present form as stored by us has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. We do not own or store any docosanol 10% cream in its finished product form. We and one of our licensees receive raw materials from a single supplier. We also supply several other licensees with raw materials from the same supplier. The inability of a sole supplier to fulfill our or our licensee’s supply requirements could materially impact future operating results.

5. DEFERRED REVENUE

We have license agreements with additional or continuing obligations to perform under the agreements. In such arrangements, certain revenues have been deferred until the performance obligations have been met or ratably achieved (see also Note 6, “Revenue Recognition”). In December 2002, we sold to Drug Royalty USA, Inc. (“Drug Royalty USA”) an undivided interest in our rights to receive future Abreva® royalties under the license agreement with GlaxoSmithKline subsidiary, SB Pharmco Puerto Rico (“SB”), for $24.1 million (the “Drug Royalty USA Agreement” and “SB License Agreement”, respectively). Under the Drug Royalty USA Agreement,

Drug Royalty USA has the right to receive royalties from SB on sales of Abreva until the later of December 2013 or the date of expiration of a certain Abreva patent in accordance with the SB License Agreement.

The terms of the Drug Royalty USA Agreement contain certain covenants under which we must perform in order to satisfy the continuing terms and conditions of the arrangement. In certain circumstances, nonperformance on our part could result in default of the arrangement, and could trigger a separate security agreement with Drug Royalty USA, which could result in loss of our rights to share in future Abreva® royalties if wholesale sales exceed $62 million in a year. The nature of these terms and covenants results in our continuing involvement and, accordingly, we recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue ratably over the expected life of the license agreement.

The following table sets forth as of March 31, 2005 the deferred revenue balances for the Drug Royalty USA Agreement and other agreements. The portion of deferred revenue classified as a current liability represents the amount Avanir expects to realize as revenue within the next 12 months.

	Drug Royalty	Other
	USA Agreement	Agreements	Total
Deferred revenue as of September 30, 2004	$20,800,782	$208,333	$21,009,115
Changes during the period:
Recognized as revenue during period	(928,145)	(100,000)	(1,028,145)

Deferred revenue as of March 31, 2005	$19,872,637	$108,333	$19,980,970

Classified as:
Current portion of deferred revenue	$1,899,561	$33,333	$1,932,894
Deferred revenue, net of current portion	17,973,076	75,000	18,048,076

Total deferred revenue	$19,872,637	$108,333	$19,980,970

6. REVENUE RECOGNITION

Performance-based license fees. We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

Royalty revenues. We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements and reported by the licensees. Net sales figures used for calculating royalties can often include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement.

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

Product sales — Active Pharmaceutical Ingredient Docosanol. Revenue from product sales, which consist of sales of our active pharmaceutical ingredient docosanol, is recorded when the following criteria are met: there is written evidence that an arrangement exists; products are shipped and title and risk of loss have passed to the buyer upon delivery; the price to the buyer is fixed and determinable; and collectibility is reasonably assured. We sell the active pharmaceutical ingredient docosanol to various licensees and ship only on written order for the materials. Our total shipments occur fewer than five times a year. Our contracts for sales of the active pharmaceutical ingredient docosanol include buyer acceptance provisions that give our buyers the right of replacement if the delivered materials do not meet specified criteria, by giving notice within 30 days after receipt of such defective materials, and we have the option to refund or replace such defective materials. However, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot. Therefore, we recognize revenue from sales of the active pharmaceutical ingredient docosanol without providing for such contingency upon shipment.

7. INVESTMENTS

Investments are comprised of marketable securities consisting primarily of certificates of deposit, federal, state and municipal government obligations, and corporate bonds. All marketable securities are held in our name and primarily under the custodianship of two major financial institutions. Our policy is to protect the principal value of our investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date.

Statement of Financial Accounting Standards No. 115 (FAS 115), “Accounting for Certain Investments in Debt and Equity Securities,” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

•	Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in our Consolidated Statement of Operations.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from the Consolidated Statement of Operations and reported in a separate component of shareholders’ equity.

FAS 115 also requires companies to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, FAS 115 requires the carrying value of the debt or equity security to be permanently written down to its fair value. In making an evaluation of whether or not an investment is impaired, we applied the effective paragraphs of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In evaluating whether or not the impairment is other-than-temporary, we consider the duration and severity of the impairment, as well as the intent and ability to hold the investment until recovery, among other factors.

The following tables summarize our investments in securities, all of which are classified as available-for-sale except for restricted investments, which are classified as held-to-maturity.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
As of March 31, 2005:
Certificates of deposit	$956,597	$564	$—	$957,161
Government debt securities	7,887,832	—	(85,467)	7,802,365

Total	$8,844,429	$564	$(85,467)	$8,759,526

Reported as:
Short term investments:
Classified as available-for-sale	$5,050,680

Long term investments:
Classified as available-for-sale	2,852,249
Restricted investments in securities (3)	856,597

Long-term investments	3,708,846

Total	$8,759,526

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (4)	Losses (4)	Value
As of September 30, 2004:
Certificates of deposit	$1,356,597	$3,558	$—	$1,360,155
Adjustable rate mutual fund (2)	3,014,365	—	(68,650)	2,945,715
Government debt securities	8,125,858	6,186	(25,468)	8,106,576

Total	$12,496,820	$9,744	$(94,118)	$12,412,446

Reported as:
Short term investments:
Classified as available-for-sale	$8,803,982

Long term investments:
Classified as available-for-sale	2,751,867
Restricted investments in securities (3)	856,597

Long-term investments	3,608,464

Total	$12,412,446

(1)	Gross unrealized gains of $564 on certificates of deposit and gross unrealized losses of $85,467 on government debt securities represent an accumulated net unrealized loss of $84,903, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of March 31, 2005.

(2)	Represents an investment in a mutual fund that invested primarily in adjustable rate mortgage-backed securities. We sold the investment in February 2005.

(3)	Represents amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $9,744 and gross unrealized losses of $94,118 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $84,374, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2004.

8. COMPUTATION OF NET LOSS PER COMMON SHARE

We compute basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). We compute diluted net loss per common share by dividing the net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants. In the accompanying consolidated statements of operations, we have presented our net loss per share for the three-month and six-month periods ended March 31, 2005 and 2004 using the Basic EPS Method and the Diluted EPS Method. The shares of common stock issuable upon exercise of stock options and warrants under the Diluted EPS Method were excluded from the three-month and six-month periods ended March 31, 2005 and 2004, as the inclusion of such shares would have been anti-dilutive.

For the three-month and six-month periods ended March 31, 2005 and 2004, options to purchase 6,012,976 and 5,250,357 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive. For the three-month and six-month periods ended March 31, 2005 and 2004, warrants to purchase 5,245,261 and 5,442,911 shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive.

9. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss	$(14,050,947)	$(6,690,555)	$(21,139,536)	$(12,970,767)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities	(41,464)	838	(529)	(30,761)

Total comprehensive loss	$(14,092,411)	$(6,689,717)	$(21,140,065)	$(13,001,528)

10. SHAREHOLDERS’ EQUITY

Preferred stock. Preferred stock consists of Series C Junior Participating Preferred Stock, of which none is outstanding.

Class A common stock. In March 2005, we issued 2,000,000 shares of Class A common stock, with a fair value of $5.3 million, to IriSys, Inc. (“IriSys”) in connection with the acquisition of contractual rights to Neurodex™, our late-stage drug candidate for the treatment of multiple central nervous system disorders. We valued these shares at $2.65 per share, based on the 5-day average closing price of our common stock, beginning two days before and ending two days after the close and announcement of the agreement on March 9, 2005. See Note 11, “Related Party Transactions,” for further discussions.

In December 2004, we issued and sold to CDIB Capital Investment America Ltd., a wholly-owned subsidiary of China Development Industrial Bank, Inc., 2,333,333 shares of Class A common stock at a price of $3.00 per share, for aggregate offering proceeds of approximately $7 million. The offering was made pursuant to our shelf registration statement on Form S-3, filed on April 9, 2004.

During the three-month period ended March 31, 2005, we also issued an aggregate of 81,611 shares of Class A common stock in connection with the exercise of stock purchase warrants (62,047 shares) and employee stock options (19,564 shares) for cash in the aggregate amount of approximately $156,517, representing a weighted-average price per share of $1.92.

11. RELATED PARTY TRANSACTIONS

On August 1, 2000, we entered into an agreement with IriSys, Inc. (formerly IriSys Research and Development, LLC) to sublicense the exclusive worldwide rights to a patented drug formulation, Neurodex™, to treat multiple central nervous system disorders (“Sublicense Agreement”). IriSys held exclusive rights to Neurodex under an Exclusive Patent License Agreement with the Center for Neurologic Study (“CNS”), dated April 2, 1997 (the “License Agreement”). Under the Sublicense Agreement, we were obligated to make certain payments upon achieving certain specified milestones, royalties on product sales and a specified percentage of any future royalties that we might have received from potential licensees. We had never made any payments nor were any payments due to IriSys under the Sublicense Agreement.

On March 8, 2005, we entered into an Asset Purchase Agreement, pursuant to which our wholly owned subsidiary, Avanir Holding Company, acquired from IriSys certain additional contractual rights to Neurodex. As a result, through our wholly owned subsidiary we hold the exclusive worldwide marketing rights to Neurodex for certain indications as set forth under the License Agreement and have no further license arrangements with IriSys. We will be obligated to pay CNS milestone payments upon achievement of certain future events relating to the FDA’s regulatory approval process for Neurodex and a royalty on commercial sales of Neurodex, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a share of net revenues received if we sublicense Neurodex to a third party. As of the date of this report, we have not triggered any of these milestone or royalty payments and, therefore, no payment is due CNS.

Pursuant to the Asset Purchase Agreement, we paid IriSys a purchase price of $7,225,000 including $1,925,000 in cash and 2,000,000 shares of our Class A common stock with a fair value of $5,300,000. The fair value of the common stock was calculated at $2.65 per share using the 5-day average closing price of our common stock, beginning two days before and ending two days after the close and announcement of the agreement on March 9, 2005. Because of the uncertainty of receiving future economic benefits from the acquired contractual rights, particularly given that Neurodex has not been approved by the FDA for commercialization, the purchase price was immediately charged to research and development expense in accordance with United States generally accepted accounting principles.

Dr. Yakatan, our president and chief executive officer, is a founder and the majority shareholder of IriSys. As required by the Asset Purchase Agreement, Dr. Yakatan resigned as a director of IriSys effective April 9, 2005.

Fair Value Analysis. Standard & Poor’s Corporate Value Consulting group (“S&P”) served as the financial advisor to the Corporate Governance Committee, which negotiated the contract on behalf of the Board and the Company. S&P reviewed the terms of the Asset Purchase Agreement and provided the Committee with a favorable opinion regarding the fairness, from a financial point of view, of the agreement to AVANIR and its shareholders. In assessing the value or the assets acquired pursuant to the agreement, S&P considered various financial models for the commercialization of Neurodex for different indications, as well as the projected discounted cash flow and net present value under each such model.

The forecast and discount rates used in the valuation models take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the product candidates that were valued. The resulting projected net cash flows were based on estimated revenue, cost of sales, R&D costs, selling, general and administrative costs, and income taxes for such projects that would be experienced by most potential buyers and be similar to our cost structure.

If Neurodex is not successfully developed for each indication, our revenue and profitability may be adversely affected in future periods. We believe that the assumptions used in the valuation of the acquired contractual rights to Neurodex represent a reasonably reliable estimate of the future benefits attributable to the acquired contractual rights to Neurodex, assuming the FDA approves Neurodex for both indications. No assurance can be given that actual results will not deviate from those assumptions in future periods.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“FAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as unallocated overhead, be recognized as current period charges. We do not expect FAS 151 to significantly affect our financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect FIN 47 to significantly affect our financial condition or results of operations.

13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on our operations or financial position.

14. SEGMENT INFORMATION

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

15. SUBSEQUENT EVENTS

On April 8, 2005, we completed the sale of 7,770,000 shares of Class A common stock at a price of $2.20 per share to certain investors, for aggregate proceeds of approximately $17.1 million, resulting in net proceeds of approximately $15.8 million after deducting offering expenses and commissions. The shares were offered under our effective shelf registration statement on Form S-3 filed in April 2004 and amended in April 2005.

On April 27, 2005, we entered into a research, development and commercialization agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) to develop orally active small molecule therapeutics targeting macrophage migration inhibitory factor as a potential treatment for inflammatory diseases. Under the terms of the agreement, we are eligible to receive over $200 million in milestone and royalty payments upon the achievement of certain predetermined development, regulatory and sales objectives. Under this agreement, we received a payment of $2.5 million on May 6, 2005 and will also receive annual research funding of between $1.5 million and $2.5 million for up to four years of the agreement. Novartis will assume all responsibility for product development expenses and both parties will contribute expertise and intellectual property.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of our company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors that Might Affect Future Operations” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month and six-month periods ended March 31, 2005, may also be referred to as the second quarter and first half, respectively, of fiscal 2005.

EXECUTIVE OVERVIEW

Avanir Pharmaceuticals is a drug discovery and development company focused on developing and commercializing novel treatments for chronic diseases. Avanir is currently developing Neurodex™ for the treatment of pseudobulbar affect (“PBA”) and for the treatment of chronic diabetic neuropathic pain. We have successfully completed two Phase III trials of Neurodex in the treatment of PBA and one Phase II trial for the treatment of diabetic neuropathic pain. We also have a potential product for allergy and asthma, AVP-13358, which is in Phase I clinical development.

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

     The following chart illustrates the approximate status of research activities for our products and product candidates that are under development.

(a)	Timelines in this pictorial representation are not to scale.

(b)	Investigational New Drug

(c)	New Drug Application for PBA is being submitted on a “rolling basis” (described further in “Research and Development Expenses”).

We strive to maintain a lean organizational structure while working on a diverse product development pipeline. We also strive to maintain flexibility in our cost structure, by actively managing outsourced functions such as clinical trials, market research, legal counsel, documentation and testing of internal controls, and portions of chemistry, rather than maintain all of these functions in house. While outsourcing can lead to higher costs in some cases, we believe the benefits of being flexible, and being able to rapidly respond to program delays, or successes, and the availability of capital to advance our programs, far outweigh the disadvantages.

We are currently in the process of completing our rolling submission to the U.S. Food and Drug Administration (“FDA”) of our New Drug Application (“NDA”) for Neurodex for the treatment of PBA. We expect to complete that submission in mid-2005. If Neurodex is approved by the FDA, we will market the product directly through a dedicated contract sales organization starting in the first half of 2006. We are in the process of transforming from a research and development organization into a commercially viable pharmaceutical company. In order to facilitate that transformation, we are investing in our infrastructure to support the planned commercial launch of Neurodex if approved by the FDA. In preparation for the commercial launch of Neurodex, we are in the process of selecting a contract sales organization and are recruiting senior level sales and marketing personnel. We continue to evaluate co-promotion alternatives for Neurodex. The goals of a co-promotion arrangement will be to reach a broader target audience of physicians as well as offset some of the development expenses associated with the neuropathic pain indication.

On March 8, 2005, we entered into an Asset Purchase Agreement, pursuant to which our wholly owned subsidiary, Avanir Holding Company, acquired from IriSys, Inc. certain additional contractual rights to Neurodex. As a result, through our subsidiary we hold the exclusive worldwide marketing rights to Neurodex for five indications under a royalty-bearing license with the owner of the underlying technology, The Center for Neurologic Study. Going forward, we will be obligated, if we achieve certain contingent events, to pay CNS milestones, a patent royalty on product sales, and a share of revenues received if we sublicense Neurodex™ to a third party. We will have no future financial obligation to

IriSys. In the transaction, IriSys was paid $1,925,000 in cash and received 2,000,000 shares of our Class A common stock, having a fair value of $5.3 million.

On April 27, 2005, we entered into a research, development and commercialization agreement with Novartis to develop orally active small molecule therapeutics targeting macrophage migration inhibitory factor (“MIF”) as a potential treatment for inflammatory diseases. Under the terms of the agreement, we are eligible to receive over $200 million in milestone and royalty payments upon the achievement of certain predetermined development, regulatory and sales objectives. Under this agreement, we will also receive annual research funding of between $1.5 million and $2.5 million for up to four years of the agreement. Novartis will assume all responsibility for product development expenses and both parties will contribute expertise and intellectual property.

We intend to continue to seek partnerships with pharmaceutical companies to help fund other research and development programs in exchange for sharing in the rights to commercialize new drugs. We have licensed certain rights to docosanol 10% cream and our MIF development program, and we continue to seek licensees for other potential products in our pipeline. We may also seek to develop our drug candidates through research collaborations with larger pharmaceutical companies, potentially allowing us to share the risks and the opportunities that come from such development efforts.

We expect that our development and operational costs will continue to exceed revenues from existing sources through at least fiscal 2006. Trends in revenues and various types of expenses are discussed further in the “Results of Operations.” We will have to raise significant amounts of additional capital to prepare for and potentially execute a product launch of Neurodex for PBA, if approved by the U.S. Food and Drug Administration for marketing, and fund selected research and other operating activities. Our future capital needs will depend substantially on the economic terms and the timing of any new partnership or collaborative arrangements with pharmaceutical companies under which they will share the costs of such activities. If we are unable to raise capital as needed to fund our operations, or if we are unable to enter into any such collaborative arrangements, then we may need to slow the rate of development of some of our programs or sell the rights to one or more of our drug candidates, and our commercialization plans for Neurodex may be adversely affected. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors that Might Affect Future Operations.”

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues

Revenues for the second quarter of fiscal 2005 amounted to $645,000, including $420,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva® license agreement to Drug Royalty USA (See Note 5, “Deferred Revenue,” in the Notes to Condensed Consolidated Financial Statements (Unaudited)), $100,000 from research contracts and licenses and $125,000 from government research grants. Revenues from government research grants included preclinical research on a potential antibody to anthrax ($100,000) and preclinical development of docosanol as a potential treatment for genital herpes ($25,000). Revenues for the second quarter of fiscal 2004 amounted to $856,000, including $268,000 from research contracts and licenses, $345,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva® license agreement, and $241,000 from government research grants.

During fiscal 2005, we expect to recognize approximately $1.9 million in revenues from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement, approximately $1.0 million in revenues from the Novartis agreement, and $500,000 in revenues from research being performed under government research grants. We expect sales of the active ingredient docosanol will be less than $100,000 in fiscal 2005. Projected fiscal 2005 revenues from new sources, such as license fees and milestone payments from Novartis and potentially other collaborative partners, will depend substantially on our ability to enter into additional license arrangements and achieve milestones under those arrangements. Such arrangements could be in the form of licensing or partnering agreements for docosanol 10% cream, Neurodex™, or for our other product development programs including potential treatments for PBA, allergy and asthma, and atherosclerosis. Many of our product development programs could take years of additional development before they reach the stage of licensing, if ever, by other pharmaceutical companies.

Revenue-generating Contracts

Commercial contracts that remained active at the end of the second quarter of fiscal 2005 include seven docosanol 10% cream license agreements and one Neurodex sublicense. The Abreva license arrangement has been our most significant commercial revenue source during the past four years, accounting for a majority of revenues in each of those years.

Expenses

Operating expenses. Total operating expenses for the second quarter of fiscal 2005 were $14.8 million, compared to $7.6 million in the same period in fiscal 2004. The increase of $7.2 million or 95% in operating expenses was primarily caused by a $6.0 million increase in research and development expenses, a $467,000 increase in general and administrative expenses and a $676,000 increase in sales and marketing expenses. These and other costs and trends are more fully described below.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004
Operating expenses:
Research and development	77%	71%	72%	70%
General and administrative	13%	20%	17%	19%
Sales and marketing	10%	9%	11%	10%
Costs of sales	—%	—%	—%	1%

Total operating expenses	100%	100%	100%	100%

Research and development (“R&D”) expenses. R&D expenses for the second quarter of fiscal 2005 were $11.4 million, compared to $5.4 million in the same period in fiscal 2004. The net increase of $6.0 million or 111% is attributable to the $7.2 million charge related to the acquisition of additional contractual rights to Neurodex. The $7.2 million charge included $1,925,000 in cash and 2,000,000 shares of our Class A common stock with a fair value of $5.3 million. (See Note 11, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited).) R&D expenses for the second quarter of fiscal 2005 also included an $800,000 decrease in clinical spending on Neurodex for the treatment of PBA, compared with the same period a year ago, as the program nears completion.

Because of the uncertainty of receiving future economic benefits from the acquired contractual rights to Neurodex, particularly given that the drug candidate has not been approved by the FDA for commercialization, the $7.2 million fair value of the acquired contractual rights to Neurodex was immediately expensed. We allocated 80%, or $5.8 million, of the purchase price to our product candidate for the treatment of PBA and 20%, or $1.4 million, to our product candidate for the treatment of neuropathic pain, based on a fair value analysis conducted by Standard & Poor’s Corporate Value Consulting group, as more fully described in Note 11. We plan to use existing cash to develop Neurodex in the treatment of PBA and neuropathic pain, and estimated costs to complete each of these projects is included in the table on R&D spending that follows.

The open label study and costs associated with preparing additional clinical data modules for submission of the NDA to the FDA for Neurodex in the treatment of PBA in the second quarter of fiscal 2005 accounted for approximately $1.6 million, compared to $2.4 million in the second quarter of fiscal 2004. We expect that clinical spending on Neurodex™ for the treatment of PBA will continue to decline in future quarters in 2005 as the program nears completion. We expect to spend approximately $ 8.5 million in the next two-year period for a Phase III clinical trial of Neurodex for diabetic neuropathic pain. The balance of R&D spending in the second quarter of fiscal 2005 was primarily for preclinical research related to the development of compounds for the treatment of atherosclerosis, allergy and asthma, inflammation and antibody research programs.

We expect R&D spending levels for neuropathic pain, atherosclerosis and inflammation will increase in the coming quarters, as we expand and advance those programs in the development pipeline. We expect that spending on allergy and asthma and monoclonal antibodies will depend in part on our success in partnering these programs so that we are able to defray part or all of the ongoing development costs.

Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, for many of our larger development programs such as atherosclerosis and allergy and asthma, we intend to license our technology or partner with other pharmaceutical companies that have substantially greater financial resources. We expect that our licensees will continue to develop and fund those products and pay us up-front license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and foreign regulatory agencies. We caution that we may not find licensees or partners for our programs and many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our potential licensees or partners will ever reach the stage of submitting an NDA to the FDA or that any NDA will be approved.

The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.

Research and Development Projects and Expenses

						Estimated
					Inception	Cost to
	Three Months Ended		Six Months Ended		Through	License or
	March 31,		March 31,		March 31,	Complete
Company-funded Projects:	2005 (1)	2004 (1)	2005 (1)	2004 (1)	2005 (1) (2)	Project (1)
Develop Neurodex™ for FDA marketing approval in treating PBA. Estimated cost and timing to reach NDA decision by end of 2005 (3)	$7,408,161	$2,429,863	$9,596,683	$4,200,577	$27,718,643	$4.6M	(4)

Develop Neurodex for neuropathic pain. Phase II open-label study completed. Estimated cost and timing to complete one Phase III trial and license the product: up to 2 years (5)	1,812,159	510,594	1,982,667	1,106,258	8,423,273	$10M	(6)

Development program for allergy and asthma. Estimated timing to complete Phase IIa and license the product: up to 2 years	521,397	883,086	1,173,100	1,950,922	19,330,159	$12 M

Preclinical atherosclerosis research program. Estimated timing to complete proof of concept and to license the product: up to 3 years	714,502	237,196	1,846,726	460,673	5,114,724	$24 M

Other projects involving monoclonal antibodies and docosanol	507,725	523,671	1,022,024	1,393,311	14,610,875	—	(7)

Partner-funded Project:

Preclinical anti-inflammatory research program (MIF inhibitor)	334,565	454,115	583,093	1,067,212	10,702,822	—	(8)

Government-funded Projects:

Preclinical research, primarily for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects up to 18 months	129,661	337,235	278,118	563,176	2,315,922	$0.4 M	(9)

Total	$11,428,170	$5,375,760	$16,482,411	$10,742,129	$88,216,418

(1)	Each project includes allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds. For each of the projects set forth in the table, other than Neurodex for PBA and the MIF inhibitor, we are seeking development partners or licensees to defray part or all of the ongoing development costs.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking programs costs.

(3)	The amounts for three-month and six-month periods include $5.8 million which is 80% of the $1.9 million cash and non-cash charge of $5.3 million related to the acquisition of additional contractual rights to Neurodex (see Note 11, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited)).

(4)	Total expenditures of $4.6 million include an additional $3.0 million in 2005 calendar year to complete the open label study and the NDA submission fee, estimated to be $672,000.

(5)	The amounts for three-month and six-month periods include $1.4 million which is 20% of the $1.9 million cash and non-cash charge of $5.3 million related to the acquisition of additional contractual rights to Neurodex (see Note 11, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited)).

(6)	Licensing and/or co-promotion alternatives are being explored whereby the partner would fund a portion of clinical development. See “Status of R&D Programs and Plans.” Program expenditures for Neurodex for the treatment of neuropathic pain during each of the listed periods include allocated costs of certain research programs that are shared with Neurodex for PBA. We are in the process of developing our Phase III clinical study plan and estimated costs, which include approximately $8.5 million for a Phase III clinical trial, could change substantially.

(7)	The costs and timing to complete these projects are unpredictable because of the uncertainty of outcomes of the research.

(8)	Effective April 27, 2005, we entered into a research, development and commercialization agreement with Novartis, whereby Novartis will be funding all future development of the project. We estimate our participation to be in the range of $1.5 million to $2.5 million a year, in expenses reimbursable by Novartis, for up to four years.

(9)	Represents the remaining balance of state and Federal research grant awards totaling approximately $438,000 for research related to genital herpes and anthrax.

     Status of R&D Programs and Plans — Company-funded Projects

Neurodex™ for the treatment of PBA. We began submission of an NDA to the FDA on a “rolling” basis on December 16, 2004 and expect to complete our submission in mid-2005. The rolling process allows Avanir to submit the NDA in modules (reviewable units), which can then be evaluated by the FDA. Although we have commenced submission of our NDA, the FDA has not, to our knowledge, yet begun review of the first module. The FDA has indicated that Neurodex would qualify for a priority review. Once the submission is complete, and assuming that the FDA grants us priority review, we expect the FDA will take approximately six months to complete its review of the NDA. Avanir has been engaged in an open-label safety study for the treatment of PBA in a broad pool of patients who have PBA associated with their underlying neurodegenerative disease or condition. We expect this open-label study to continue throughout 2005.

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

Development program for allergy and asthma (IgE regulator). In 2004 we completed a Phase I clinical trial of our asthma/allergy drug, AVP-13358, in 54 healthy volunteers. The placebo-controlled study was intended to assess safety, tolerability and pharmacokinetics following single rising oral doses. Results of the study suggest AVP-13358 was well tolerated at all doses up through 16 milligrams. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow potentially once or twice daily dosing. We intend to continue to evaluate the safety of the drug by conducting rising multi-dose studies in healthy patients. Assuming the results of the multi-dose studies are favorable, we will seek to license the drug to a larger pharmaceutical company for further development.

Development program for atherosclerosis. We are engaged in preclinical research investigating the use of small, orally active molecules as a potential treatment of atherosclerosis (the build-up of fatty plaques in blood vessel walls). Our research is focused on developing molecules that can enhance the naturally occurring process known as reverse cholesterol transport or RCT, whereby cholesterol is effluxed from the fatty-plaques in blood vessel walls and transported to the liver for elimination from the body. Preliminary studies in animal models suggest our compounds may reduce fatty plaques and increase fecal cholesterol excretion.

     Status of R&D programs and plans — partner-funded project

Anti-inflammatory research program (MIF inhibitor). We are currently conducting research on several potential drug candidates capable of inhibiting or blocking the activity of macrophage migration inhibitory factor (MIF). Our research indicates that MIF may serve as a potential drug target in a variety of diseases, including rheumatoid arthritis, Psoriasis, Crohn’s disease, colitis and asthma.

On April 27, 2005, we entered into a research, development and commercialization agreement with Novartis to develop orally active small molecule therapeutics targeting MIF as a potential treatment for inflammatory diseases. Under the terms of the agreement, we are eligible to receive over $200 million in milestone and royalty payments upon the achievement of certain specified development, regulatory and sales objectives. Under this agreement, we will also receive annual research funding of between $1.5 million and $2.5 million for up to four years of the agreement. Novartis will assume all responsibility for product development expenses and both parties will contribute expertise and intellectual property.

     Status of R&D programs and plans — government-funded projects

Government research grants have helped fund research on docosanol-based formulations for the treatment of genital herpes and the development of antibodies to anthrax toxins, among other research programs. Approximately $438,000 in aggregate funds remains to be spent in 2005 and 2006 calendar year under existing government research grants.

Monoclonal antibodies anthrax toxin. Two of Avanir’s most potent anthrax antibodies, AVP-21D9 and AVP-22G12, appear unique both in mechanism of action and in terms of the binding site on the anthrax toxin. AVP-21D9 is currently in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections and is being funded by a two-year $750,000 federal (SBIR) research grant. Much of our work targeting infectious diseases has been funded by government research grants and we expect that ongoing development costs will be funded by government grants. Accordingly, our development plans and timing are currently partially dependent on the status of these grants. Because all of our monoclonal antibody research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.

General and administrative expenses. Our general and administrative expenses for the second quarter of fiscal 2005 increased to $2.0 million, compared to $1.5 million for the same period a year ago. The increase of $467,000 or 31% is primarily due to:

•	a $281,000 increase related to legal and other professional services mainly associated with corporate governance, securities compliance and compliance with the Sarbanes-Oxley Act of 2002;

•	a $261,000 increase related to human resources programs for training, education and staff development; and

•	a $39,000 increase in investor relations, primarily because of higher costs to prepare the annual report, and higher costs related to conference calls and presentation fees.

We expect that costs of compliance with the Sarbanes-Oxley Act will continue to increase.

Sales and marketing expenses. Sales and marketing expenses for the second quarter of fiscal 2005 increased to $1.4 million, compared to $722,000 during the same period in fiscal 2004. Higher expenses in the second quarter of fiscal 2005 were related to the continued expansion of our medical education and awareness programs for PBA, market research, and pre-launch activities for Neurodex, assuming the drug is approved by the FDA for marketing. We expect sales and marketing expenses by the end of fiscal 2005 will be approximately double overall levels experienced in fiscal 2004, based on our current commercial development plans for Neurodex for PBA.

Other Income (Expense)

For the second quarter of fiscal 2005, interest income increased to $125,000, compared to $57,000 for the same period in the prior year. The increase is primarily due to a 36% increase in average balance of cash, cash equivalents and investments in the quarter ended March 31, 2005 as compared to the same period in the prior year and a slightly higher average interest rate in fiscal 2005.

Net Loss

For the second quarter of fiscal 2005, the net loss was $14.1 million, compared to $6.7 million for the same period a year ago. The net loss per share, basic and diluted, was $0.14 for the second quarter of fiscal 2005, compared to $0.09 for the same period a year ago. We expect to continue to pursue our drug development strategy focused on the commercial development of Neurodex™, followed by other programs in earlier stages of development that are in larger therapeutic areas and that we expect will have significant partnering and licensing potential. Effective in April 2005, Novartis assumed all responsibility for product development expenses for our MIF technology. To help fund and develop our other products, we intend to seek licensees and partners to share the costs of development. These potential license arrangements could materially change our outlook for future revenues and costs. However, the certainty and timing of such additional potential arrangements is unpredictable.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues

Revenues for the first six months of fiscal 2005 amounted to $1.5 million, compared to $2.4 million for the first six months of fiscal 2004. Revenues for the first six months of fiscal 2005 included $928,000 in revenue that we recognized from the sale of certain rights to future Abreva® royalties to Drug Royalty USA, $300,000 relating to achievement of milestones under license agreements, $17,000 in sales of the raw material docosanol, and $286,000 from government research grants. Revenues for the first six months of fiscal year 2004 included $881,000 in revenue that we recognized from the sale of certain rights to future Abreva royalties to Drug Royalty USA, $770,000 in sales of the raw material docosanol, and $440,000 from government research grants.

Expenses

Operating Expenses. Total operating expenses for the first six months of fiscal 2005 increased to $22.8 million, compared to $15.4 million in the same period in fiscal 2004. The increase in operating expenses was primarily caused by a $5.7 million, or 53%, increase in research and development expenses, a $914,000, or 31%, increase in general and administrative expenses and a $917,000, or 58%, increase in sales and marketing expenses. Research and development programs accounted for 72% and 70% of total operating expenses for the first six months of fiscal 2005 and 2004, respectively. General and administrative expenses accounted for 17% and 19% of total operating expenses for the first six months of fiscal 2005 and 2004, respectively. Sales and marketing expenses accounted for 11% and 10% of total operating expenses for the first six months of fiscal 2005 and 2004, respectively. These and other costs are more fully described below.

Research and Development Expenses. R&D expenses for the first six months of fiscal 2005 were $16.5 million, compared to $10.7 million in the same period a year ago. The increase is due primarily to $7.2 million in expenses related to the acquisition of additional contractual rights to Neurodex (see Note 11, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited)); offset in part by a $400,000 decrease in clinical spending on Neurodex in the treatment of pseudobulbar affect (PBA) in patients with multiple sclerosis. The balance of R&D spending was for other programs, including pre-clinical research related to inflammation and cholesterol-lowering compounds and antibody research programs.

General and Administrative Expenses. General and administrative expenses for the first six months of fiscal 2005 amounted to $3.8 million, representing a 31% increase over expenses of $2.9 million in the same period in the prior year. Higher expenses were attributable to a $275,000 increase related to human resource programs, a $436,000 increase related to legal and other professional services associated with corporate governance, compliance with securities laws and the Sarbanes-Oxley Act of 2002, and a $124,000 increase in outside services for investor relations activities.

Sales and Marketing Expenses. Sales and marketing expenses for the first half of fiscal 2005 increased by $917,000 or 58% to $2.5 million, compared to $1.6 million in the same period a year ago. Higher expenses in the first six months of fiscal 2005 were primarily related to the addition of medical education and awareness programs for PBA and pre-launch planning activities for Neurodex™. As discussed above, we expect these expenses to continue to increase significantly over the next 12 months as we prepare for the commercial launch of Neurodex for PBA.

Net Loss

For the first six months of fiscal 2005, net loss was $21.1 million, compared to $13.0 million for the same period a year ago. The basic and diluted net loss per share was $0.22 and $0.18 for the first six months of fiscal 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash, cash equivalents and investments in securities totaling $17.0 million, including cash and cash equivalents of $8.2 million, short- and long-term investments of $7.9 million and restricted investments in securities of approximately $857,000. Our net working capital balance as of March 31, 2005 was $7.1 million. As of September 30, 2004, we had cash, cash equivalents and investments in securities totaling $25.9 million, including cash and cash equivalents of $13.5 million, short- and long-term investments of $11.6 million, and restricted investments of approximately $857,000. Our net working capital balance as of September 30, 2004 was $16.7 million. Explanations of net cash provided by or used for operating, investing and financing activities are provided below.

		Increase
	March 31,	(Decrease)	September 30,
	2005	During Period	2004
Cash, cash equivalents and investment in securities	$16,966,012	$(8,940,517)	$25,906,529
Cash and cash equivalents	$8,206,486	$(5,287,597)	$13,494,083
Net working capital	$7,082,454	$(9,571,167)	$16,653,621

	Six Months Ended	Change	Six Months Ended
	March 31,	Between	March 31,
	2005	Periods	2004
Net cash used for operating activities	$(15,172,497)	$(4,043,798)	$(11,128,699)
Net cash provided by (used for) investing activities	2,783,034	3,708,784	(925,750)
Net cash provided by financing activities	7,101,866	(664,668)	7,766,534

Net decrease in cash and cash equivalents	$(5,287,597)	$(999,682)	$(4,287,915)

Operating activities. Net cash used for operating activities amounted to $15.2 million in the first six months of fiscal 2005, $4.0 million higher than the same period a year ago. Net cash used in the first half of fiscal 2005 primarily resulted from a net loss of $21.1 million, reflecting the high levels of spending on our R&D programs combined with low revenues from existing sources, a $1.0 million decrease in deferred revenue and a $611,000 increase in prepaid expenses and other assets; offset in part by non-cash charges of $913,000 in depreciation and amortization and $5.3 million from issuance of common stock relating to payment for Neurodex (see Note 11, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited)). The first six months of fiscal 2005 also included a non-cash charge of $178,000 related to intangible assets abandoned (net of approximately $18,000 in accumulated amortization). During the first half of fiscal 2005, we abandoned certain therapeutic use patents pending in selected countries related to potential treatments of allergy and asthma, and cancer, because we were able to obtain superior claims in composition-of-matter patents. (See Note 3, “Balance Sheet Details - Intangible Assets” in Notes to Condensed Consolidated Financial Statements (Unaudited).)

The net cash used for operating activities in the first six months of fiscal 2004 amounted to $11.1 million. During the first six months of fiscal 2004, accounts receivable increased by approximately $93,000, representing services provided under government grants for which payments were received after the quarter ended. Also, inventory declined by approximately $198,000 in the first six months of fiscal 2004, representing the cost of the active ingredient docosanol sold to various licensees. We intend to replenish our docosanol inventory in the third quarter of fiscal 2005.

Prepaid expenses increased to $2.1 million at March 31, 2005 from $1.5 million at September 30, 2004. The increase is due to prepayments for additional contracts for services on our clinical trials and marketing programs for the planned commercial launch of Neurodex for PBA.

Investing activities. Net cash provided by investing activities during the first six months of fiscal 2005 amounted to $2.8 million, including sales and maturities of investments totaling $7.9 million, partially offset by investments in securities totaling $4.3 million, purchases of property and equipment of $240,000 and patent costs of $552,000. Net cash used for investing activities during the first six months of fiscal 2004 amounted to $926,000, including investments in securities totaling $997,000, purchases of property and equipment of $72,000, and patent costs of $557,000, partially offset by sales and maturities of investments totaling $700,000. We expect that capital expenditures for property and equipment will likely increase in the coming quarters as we make accommodations in our existing facilities for additional sales and marketing personnel that will be necessary to support commercialization of Neurodex, assuming the drug is approved by the FDA. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Sales and Marketing Expenses.”)

Financing activities. Net cash provided by financing activities amounted to $7.1 million during the first six months of fiscal 2005, consisting primarily of $7.0 million received from the sale of Class A common stock in December 2004. (See Note 10, “Shareholders’ Equity” in the Notes to Condensed Consolidated Financial Statements (Unaudited)). Net cash provided by financing activities amounted to $7.8 million in the first six months of fiscal 2004, consisting primarily of $7.5 million received from the sale of Class A common stock and warrants in December 2003.

In April 2004, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $50 million in Class A common stock. In April 2005, we amended this registration statement to increase the dollar amount of securities registered under the registration statement to $52.9 million. Our sale of Class A common stock in June 2004, representing $28.8 million in gross proceeds ($26.5 million net of underwriting discount and costs of the financing transaction) was the first transaction for the sale of Class A common stock under the existing shelf registration. In December 2004, we sold an additional $7.0 million in Class A common stock to an institutional investor at $3.00 per share. In April 2005, we sold to certain investors $17.1 million in Class A common stock ($15.8 million net of offering expenses and commissions). No more shares of Class A common stock remained available for sale under the shelf registration as of May 12, 2005.

In September 2004, Avanir entered into an equipment line of credit with GE Healthcare Financial Services for financing of up to $1.4 million. As of March 31, 2005, the outstanding balance of the line of credit was approximately $821,000.

On March 8, 2005, we entered into an Asset Purchase Agreement, pursuant to which our wholly owned subsidiary, Avanir Holding Company, acquired from IriSys certain additional contractual rights to Neurodex. As a result, through our wholly owned subsidiary we hold the exclusive worldwide marketing rights to Neurodex for certain indications as set forth under the License Agreement and have no further license arrangements with IriSys. We will be obligated to pay CNS milestone payments upon achievement of certain future events relating to the FDA’s regulatory approval process for Neurodex and a royalty on commercial sales of Neurodex, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a share of net revenues received if we sublicense Neurodex to a third party. As of the date of this report, we have not triggered any of these milestone or royalty payments and, therefore, no payment is due CNS. Based on anticipated performance in 2005, we believe it is reasonably likely that we will pay a $75,000 milestone in July 2005 upon the accepted filing of our NDA for Neurodex. We also expect to pay an additional $75,000 milestone if the FDA approves our NDA.

In connection with the Asset Purchase Agreement, we paid IriSys a purchase price of $7,225,000 including $1,925,000 in cash and 2,000,000 shares of our Class A common stock with a fair value of $5,300,000. The fair value of the common stock was calculated at $2.65 per share using the 5-day average closing price of our common stock, beginning two days before and ending two days after the close and announcement of the agreement on March 9, 2005.

MANAGEMENT OUTLOOK

We believe that cash, cash equivalents, and investments in securities of approximately $31.4 million at May 12, 2005, plus anticipated future revenues, should be sufficient to sustain our planned level of operations for at least the next 12 months. However, to pay the $672,000 NDA filing fee and continue to fund the development of our new drug candidates and technology platforms and the expected product launch of Neurodex during the next two years (assuming that Neurodex is approved for marketing by the FDA), we will need to raise a significant amount of additional capital and expect to continue to pursue various alternatives for raising capital during this period. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of one or more of our platform technologies or new drug candidates. For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see “Risk Factors That Might Affect Future Operations.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact us in the future, actual results may differ from these estimates.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: milestone payments in license agreements, royalties on licensed products, sale of rights to future royalties, and recognition of revenues in research contracts. Our critical accounting policies also include recognition of expenses in research contracts and research and development expenses and the valuation of long-lived and intangible assets.

Milestone Payments in License Agreements

We recognize revenues from license fees when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We defer revenues and recognize them ratably over the life of the agreement when we have continuing obligations to perform under the agreement.

We have license agreements for our docosanal 10% cream and MIF technology and expect to enter into additional license agreements in the future. We expect that each license agreement will have its own set of circumstances and terms of performance. We will consider the specific facts and circumstances of each license agreement to determine the appropriate revenue recognition for such items, including nonrefundable up-front fees and milestone payments and taking into consideration when the earnings process is complete and collection is reasonably assured.

Royalties on Licensed Products

We recognize royalty revenues from our licensed products based on the reported sales by our licensees and computed in accordance with the specific terms of the license agreements. Since the launch of Abreva in October 2000 through March 31, 2005, substantially all of our royalties have come from GlaxoSmithKline. We have entered into additional license agreements that contain royalties as a source of revenues, and we expect to enter into additional similar license agreements with foreign-based companies.

Sale of Rights to Future Abreva® Royalties

In fiscal 2003, we sold an undivided interest in our license agreement with SB to Drug Royalty USA for $24.1 million. Because of our ongoing involvement with SB in earning future royalty revenues, we have recorded the amounts received from Drug Royalty USA, net of costs of the transaction and forgiveness of certain advances, as deferred revenue. The amount recorded as deferred revenue is being recognized as revenue under the units-of-revenue method over the period from October 2002 through April 2014. Under this method, the amount of deferred revenue being recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect SB will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount. The portion of deferred revenue classified as a current liability represents the amount we expect to realize as revenue within the next 12 months. (See Note 5, “Deferred Revenue,” in the Notes to Condensed Consolidated Financial Statements (Unaudited).)

Recognition of Revenues in Research Contracts

We may enter into research contracts or collaborations that have obligations to deliver to the customer multiple products and/or services (multiple deliverables) in exchange for fees or milestone payments. Such contracts could include antibody generation services agreements and other forms of research collaborations, as discussed below.

Antibody generation services. As of March 31, 2005, we were engaged in work on one research collaboration agreement that had research initiation fees. In this type of agreement, the customer provides us with the target antigens. We then perform research services to develop potential antibodies for those antigens. If we are able to estimate the period of service in the contract in advance of beginning the work, we recognize such research initiation fees ratably as revenue over the estimated period of service. If we are unable to identify the period of service in the contract in advance of beginning the work, we defer research initiation fees and recognize such fees as revenue once we have completed our efforts to create the antibodies. In the research phases of the collaboration agreement, we may receive payment either to start a research phase or to complete a research phase (including receipt by the customer of the deliverable). We recognize revenue once the product has been delivered because the earning process would be complete and an exchange has been made. Factors taken into consideration in recognizing revenues include the following:

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

Recognition of Expenses in Outsourced Research Contracts

Pursuant to management’s assessment of the progress that has been made on clinical trials and services provided in other research contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods, including our largest contract, representing an $8.5 million Phase III clinical trial contract as of March 31, 2005. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $255,000. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress, and finally, management’s judgment.

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

Research and development expenses

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trails, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. Up-front payments paid to collaborators, in exchange for the avoidance of potential future milestone and royalty payments on licensed technology are also charged to research and development expense when the drug is still in the development stage, has not been approved by the FDA for commercialization and concurrently has no alternative uses.

Acquired contractual rights. Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. We consider the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.

Capitalization and Valuation of Long-Lived and Intangible Assets

Intangible assets with finite useful lives consist of capitalized legal costs incurred in connection with patents, patent applications pending, trademark applications and license agreements. We amortize costs of approved patents, patent applications pending and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changes. For patent and trademark applications that we abandon, we charge the remaining unamortized accumulated costs to expense. Our amortizable intangible assets consist of the costs of patents, patent applications pending and licenses.

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

As of March 31, 2005, our largest group of intangible assets with finite lives was patents and patents pending for our IgE down-regulation technology, having net intangible assets of approximately $1.0 million Any setback or failure in our IgE technology, currently in Phase I clinical development for the treatment of allergy and asthma, could cause a re-assessment of the value of this technology and possible write-down of all or a portion of the costs of these assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Stock-based Compensation” and Note 12, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of recent accounting pronouncements and their effect, if any, on our financial condition or results of operations.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATIONS

Risks Relating to Our Business

We have a history of losses and we may never achieve or maintain profitability.

To date, we have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates and we expect to continue to incur substantial operating losses through at least fiscal 2006. As of March 31, 2005, our accumulated deficit was approximately $145.5 million. To achieve profitability, we would need to generate significant additional revenue with positive gross margins to offset our other operating expenses. Additionally, we intend to increase our pre-launch activities and sales and marketing efforts over the next several quarters as we continue our “rolling” submission of an NDA to the FDA for Neurodex and, thereafter, await the FDA’s decision. We could also increase spending on our preclinical programs to the extent our progress in development is favorable. Although we are seeking to negotiate revenue-generating licenses and/or co-promotion arrangements for docosanol 10% cream and other product candidates, we may not find attractive arrangements, if at all, and any such arrangements may not provide adequate revenues to cover future operating expenses. Increases in expenditures may not be offset by new or adequate sources of revenues, and as a result, we may not achieve or maintain profitability.

We are currently in the process of submitting our Neurodex clinical trial results to the FDA for review and approval prior to U.S. commercialization. Any delay or adverse decisions in the regulatory review or approval process may harm our prospects and could harm our stock price.

We began submission of a NDA for Neurodex to the FDA in December 2004 under a “rolling” submission basis, and we must obtain FDA approval prior to commercialization in the United States. A rolling submission allows us to submit the NDA in reviewable modules. To date, we have submitted 2 of 3 modules and we currently expect to complete our submission in mid-2005. We may not be able to maintain our planned schedule and may not complete our submission in a timely manner. Any delays in our submission or in the FDA’s review or approval could delay market launch and increase the volatility of our stock price and may result in additional operating losses, which would likely increase our cash requirements.

Based on communications with the FDA, we expect that the final submission will activate a priority review by the FDA, which is a six-month review period for the NDA. However, the process of obtaining FDA approval often takes more than one year and can vary substantially based upon the type, complexity and novelty of the products involved. If we complete the submission of an NDA for Neurodex™, the FDA must decide whether to accept or reject the submission for filing. The FDA’s official filing of an NDA is the action that begins the application’s substantive review. The FDA may refuse to file an NDA for review for many reasons, including if the submission contains insufficient data to demonstrate efficacy and/or safety. We cannot be certain that our NDA submission would be accepted for filing and reviewed by the FDA or that we would be able to respond to any requests during the review period in a timely manner without delaying potential action on our request for approval.

We also cannot be certain that Neurodex will receive a favorable recommendation from any FDA advisory committees or be approved for marketing by the FDA. Even if the FDA grants marketing approval for Neurodex, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. Recent public announcements regarding safety problems with certain approved drugs may affect the FDA’s policies regarding safety data for new drug applications and may result in the FDA requiring additional safety data before accepting our planned NDA submission, as well as closer surveillance after commercialization if the drug is approved.

We have yet to market or sell Neurodex or any of our other potential products.

Although we may market Neurodex in the United States through a contract sales organization, assuming Neurodex is approved by the FDA, we have never before marketed or sold any pharmaceutical products. In order to market or co-market Neurodex or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales management team and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise internally or through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

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

In order to maintain sufficient cash and investments to fund future operations and to prepare for the commercialization of Neurodex™, we will need to raise significant additional capital. We expect to seek to raise additional capital over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates and selling shares of our Class A common stock.

•	If we raise capital through licensing or sales of one or more of our technologies or drug candidates, then we may not realize revenues from sales of any of our products that are successfully developed, approved by the FDA and marketed, or our share of such revenues may be substantially reduced. If we license any of our technologies or drug candidates, then the development of these products or technologies will no longer be in our control. A licensee might never reach any of the payment milestones in a license agreement. Further, if we sell any of our technologies or drug candidates, the sales price may not fully cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, the value of the shares of Class A common stock then outstanding may be reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our Class A common stock and will dilute voting rights of our other shareholders.

We may not be able to raise capital on terms that we find acceptable, or at all. If we are unable to raise additional capital to fund future operations, then we may not be able to execute our commercialization plans for Neurodex and may be required to reduce operations or defer or abandon one or more of our clinical or pre-clinical research programs. Any of these actions could decrease our stock price.

Developing and testing a drug candidate is a very expensive and time-consuming process that may not ultimately lead to a marketable product.

The drug development process is lengthy and capital-intensive. Since September 1998, we have spent approximately $88.2 million in preclinical and clinical studies researching the safety and efficacy of our drug candidates and potential drug candidates. If any of our drug candidates fail to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for many of our drug development programs exceeds our available capital. Because of our limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete the development of the drug. We may be unable to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, the proposed license terms may not be acceptable to us. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.

We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.

Historically, we have had only limited recurring revenue. As a result, operating results have been, and will continue to be, subject to significant quarterly fluctuations based on a variety of factors, including:

•	Co-promotion or license arrangements — We are currently seeking co-promotion or licensing partners for docosanol 10% cream and Neurodex™, as well as for our compounds targeting IgE (allergy and asthma) and apolipoprotein A1 (atherosclerosis). It is difficult to predict whether any of these discussions will result in a partnering or license arrangement and what the financial terms of such an arrangement might be. If we do enter into any such arrangements, the recognition of the revenue under those arrangements may depend on the efforts and performance of our licensees or partners in reaching milestones that are outside our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Limited rights to future Abreva royalties — In December 2002, we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva wholesale sales exceed $62 million, at which time we will receive one-half of the stated

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

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile. The following factors, among others, could have a significant impact on the market price of our Class A common stock:

•	Unfavorable announcements by us regarding our NDA submission for Neurodex, clinical trial results or results of operations;

•	Our success or failure in entering into license and/or co-promotion arrangements for our products and product candidates;

•	Delays in meeting goals or performance milestones by us or our marketing partners;

•	Comments made by securities analysts, including changes in their recommendations;

•	Announcements of financing transactions and/or future sales of equity or debt securities;

•	Announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Sales of our Class A common stock by our directors, officers or significant shareholders;

•	Announcements by our competitors of clinical trial results or product approvals; and

•	Market and economic conditions.

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

A significant decline in our stock price could also result in our Class A common stock being delisted from the American Stock Exchange and could lead to the filing of lawsuits, including securities class action lawsuits. Any such lawsuits against us would result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Changes in board and management composition could adversely affect our operations.

Since September 2004, three new directors have joined our board and we have recently appointed a new chairman. Our Corporate Governance Committee is also currently conducting a search for a director candidate who may replace one of our incumbent directors. Additionally, we are currently recruiting senior-level sales and marketing personnel to add to our management and we anticipate that we could experience other changes in management and infrastructure as we expand our organization, prepare for the commercialization of Neurodex™, and effect our transition from a research and development company to a pharmaceutical company. These changes may be disruptive, and we may experience difficulties in retaining new directors, attracting and integrating new members of the management team, and in transitioning our operating activities.

Our inability to attract and retain key management and scientific personnel could negatively affect our business.

The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. This type of environment creates intense competition for qualified personnel, particularly in product research and development, sales and marketing, and accounting and finance, and the loss of any of our executive officers or other key employees could adversely affect our operations. Other than our chief executive officer, we do not have employment agreements with any of our executive officers and do not have “key person” life insurance policies for any of our executives.

In order to expand our company as planned and effect our transition to a pharmaceutical company, we will need to hire, train, retain and motivate high quality personnel, including sales and marketing personnel for the commercialization of Neurodex™. Any inability to hire qualified sales and marketing personnel would harm our commercialization plans. Additionally, if we were to lose one or more of our key scientists, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained.

Our patents may be challenged and our pending patents may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.

We rely substantially on the protection of our intellectual property through our ownership or control of 95 issued patents and 325 patent applications. Patents and patent applications owned or licensed by us include docosanol-related products and technologies, Neurodex, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of regulating the target MIF in treatment of inflammatory diseases, compounds targeting apolipoprotein A1 for the treatment of atherosclerosis, and Xenerex technologies for developing monoclonal antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:

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

We have utilized, and intend to continue utilizing, third parties to manufacture docosanol 10% cream, Neurodex, active pharmaceutical ingredients, and supplies for our other drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have only a single supplier for the raw material docosanol and the finished product for Neurodex and we do not have any long-term agreements in place with either of these suppliers. Any delays or difficulties in obtaining Neurodex could delay our clinical trials for neuropathic pain and delay the commercialization of Neurodex for pseudobulbar affect. Additionally, although we and GlaxoSmithKline maintain a strategic reserve of docosanol to mitigate against a short-term supply disruption, any sustained disruption of our docosanol supply could harm our operations.

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

The testing, marketing, and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $5 million per incident and $5 million in the aggregate. However, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. Additionally, our insurance carriers may attempt to deny coverage in certain instances. If a suit against our business or proposed products is successful, then the lack of or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.

Abreva® faces competition from a number of existing and well-established products and the companies that market these products.

We have the opportunity to earn royalties on Abreva product wholesale sales if sales exceed $62 million a year. We estimate that wholesale sales reached approximately 89% of the $62 million threshold in 2005. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Many of these products are well established and are marketed by large pharmaceutical companies with substantial resources and significant marketing experience. As a result of this competition, annual wholesales sales of Abreva may never reach a level where we will participate in further royalty income from this product.

Our future financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with FAS 123R, “Share-based Payment.” Had we accounted for our compensation expense under the fair value method accounting prescribed by FAS 123R, the charges would have been significantly higher, by approximately $1,003,000, $1,554,000 and $2,176,000 during fiscal 2004, 2003, and 2002, respectively. The planned effective date for proposed changes to accounting rules concerning the recognition of stock option compensation expense will be the fiscal year beginning October 1, 2005. We and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by reducing our income or increasing our losses.

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

The board of directors has the authority to effect a reverse stock split within a stated range until March 16, 2006. If implemented, the reverse stock split may negatively affect the price and liquidity of our Class A common stock.

At our 2005 Annual Meeting of Shareholders, the board of directors received the authority to implement, within its discretion and for a period of one year, a reverse split of our Class A common stock within a range of 1:2 to 1:5. If the board of directors were to effect a reverse stock split, the bid price of the Class A common stock may not continue at a level in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split. For example, if the board of directors decided to implement a reverse stock split at a ratio of 1-for-5, the post-split market price of our Class A common stock might not continue at a level at least five times greater than the pre-split price. Accordingly, the total market capitalization of our Class A common stock after a reverse stock split, if implemented, could be lower than the total market capitalization before the reverse stock split. Additionally, the liquidity of our Class A common stock could be affected adversely by the reduced number of shares outstanding after the reverse stock split.

Avanir and its licensees may not be successful in obtaining regulatory approval of docosanol 10% cream immediately as an OTC product in additional countries, or in licensing, marketing and selling the product in any other countries.

Currently, docosanol 10% cream is approved for sale in the United States, Canada, Korea, Israel, Sweden, Spain, Portugal, Denmark, Norway, Finland, Greece and Cyprus. We are currently seeking approval in various other countries in the European Union and intend to seek approval in Japan. Avanir and its licensees face a variety of risks in foreign countries in obtaining regulatory approval and in marketing and selling docosanol 10% cream, including:

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

The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in similar areas as our research. Additionally, many physicians prescribe medications for indications other than those for which a certain drug has been approved (so called “off-label” use). For example, if the FDA approves Neurodex™ for marketing as a treatment of PBA, physicians may continue prescribing other products in an off-label manner for the treatment of this condition, including:

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

Pharmaceutical companies such as Avanir rely heavily on intellectual property rights to protect their innovations. Although we attempt to protect these rights by regularly filing patent applications and requiring all employees to sign confidentiality agreements, we cannot assure you that patents will be issued, that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. Additionally, if our consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, then disputes may arise as to the ownership rights of these innovations.

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

Interest rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.9 years as of March 31, 2005 (1.2 years as of September 30, 2004). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of March 31, 2005 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of March 31, 2005 and 2004, an increase of one percentage point in the interest rates would have resulted in increases in comprehensive losses of approximately $84,000 and $119,000, respectively.

Item 4. CONTROLS AND PROCEDURES

With the participation of the principal executive officer and principal financial officer of Avanir Pharmaceuticals (“the Registrant”), the Registrant’s management has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e)

and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

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

Additionally, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

Items 1. LEGAL PROCEEDINGS

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of AVANIR Pharmaceuticals was convened on March 17, 2005, at 10:00 a.m. local time. There were issued and outstanding on January 21, 2005, the record date, 97,722,585 shares of Class A common stock, each share being entitled to one vote, constituting all of our outstanding voting securities. There were present at the meeting in person or by proxy, our shareholders who were the holders of 92,196,868 votes of our common stock entitled to vote thereat, constituting a quorum. The following proposals received the number of votes set forth below:

Directors	For	Withhold
Stephen G. Austin, CPA	87,782,864	4,414,004
Dennis G. Podlesak	88,756,449	3,440,419
Paul G. Thomas	88,771,199	3,425,669

Proposals	For	Against	Abstain
2. Approve 2005 Equity Incentive Plan	29,165,798	8,954,548	523,210
3. Approve Reverse Stock Split within Stated Range	74,358,533	17,391,946	446,389
4. Ratification of Deloitte & Touche LLP as Independent Auditors	89,647,853	2,076,182	472,833

Item 5. OTHER INFORMATION

On March 22, 2005, we entered into a Master Clinical Development Agreement with SCIREX Corporation (“SCIREX”) to engage SCIREX to provide services to assist us in the execution of clinical development projects. (See Exhibit 10.3) Our first project with SCIREX was initiated on March 31, 2005 and is a Phase III clinical trial of Neurodex™ in the treatment of diabetic neuropathic pain. The clinical trial is being designed as a double-blind, placebo-controlled, multicenter study to assess the safety and efficacy of dextromethorphan and quinidine at two dose levels in the treatment of pain of diabetic neuropathy. We estimate the project will cost approximately $8.5 million, to be spent over a two-year period.

Item 6. EXHIBITS

Exhibits

10.1	License Agreement, dated April 2, 1997, by and between IriSys Research & Development, LLC and the Center for Neurologic Study.

10.2	Amendment to License Agreement, date April 11, 2000, by and between IriSys Research & Development, LLC and the Center for Neurologic Study.

10.3	Clinical Development Agreement, dated March 22, 2005, by and between AVANIR Pharmaceuticals and SCIREX Corporation.

15.1	Letter on unaudited interim financial information.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Gerald J. Yakatan, Ph.D.	President and Chief	May 13, 2005
Gerald J. Yakatan, Ph.D.	Executive Officer (Principal Executive Officer)

/s/ Gregory P. Hanson, CMA	Vice President, Finance and Chief	May 13, 2005
Gregory P. Hanson, CMA	Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	License Agreement, dated April 2, 1997, by and between IriSys Research & Development, LLC and the Center for Neurologic Study.

10.2	Amendment to License Agreement, date April 11, 2000, by and between IriSys Research & Development, LLC and the Center for Neurologic Study.

10.3	Clinical Development Agreement, dated March 22, 2005, by and between AVANIR Pharmaceuticals and SCIREX Corporation.

15.1	Letter on unaudited interim financial information.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.