Form 10-Q
period 2005-06-30
AVANIR PHARMACEUTICALS
filed 2005-08-15
CIK 858803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________to_________.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
As of August 4, 2005, the registrant had 108,358,925 shares of Class A common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Avanir Pharmaceuticals
We have reviewed the accompanying condensed consolidated balance sheet of Avanir Pharmaceuticals and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2005 and 2004, and of cash flows for the nine-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avanir Pharmaceuticals and subsidiary as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
San Diego, California
August 12, 2005

Avanir Pharmaceuticals
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,576,849	$13,494,083
Short-term investments in securities	18,166,125	8,803,982
Receivables, net	123,341	239,879
Inventory	6,200	9,302
Prepaid expenses	1,998,616	1,526,282

Total current assets	23,871,131	24,073,528

Investments in securities	3,866,695	2,751,867
Restricted investments in securities	856,872	856,597
Property and equipment, net	6,051,182	6,390,964
Intangible assets, net	3,381,741	3,035,024
Long-term inventory	355,179	—
Other assets	281,066	295,973

TOTAL ASSETS	$38,663,866	$37,403,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,003,055	$1,961,938
Accrued expenses and other liabilities	3,695,316	2,418,209
Accrued compensation and payroll taxes	1,091,199	710,368
Current portion of deferred revenue	1,976,871	1,961,530
Current portion of notes payable	302,817	211,092
Current portion of capital lease obligations	59,543	156,770

Total current liabilities	10,128,801	7,419,907

Deferred revenue, net of current portion	17,548,193	19,047,585
Notes payable, net of current portion	603,884	703,560
Capital lease obligations, net of current portion	16,165	35,642

Total liabilities	28,297,043	27,206,694

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2005 and September 30, 2004	—	—
Common stock – no par value, Class A, 200,000,000 shares authorized, 108,344,660 and 95,305,757 shares issued and outstanding as of June 30, 2005 and September 30, 2004, respectively	164,250,777	134,687,535
Accumulated deficit	(153,752,982)	(124,405,902)
Accumulated other comprehensive loss	(130,972)	(84,374)

Total shareholders’ equity	10,366,823	10,197,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,663,866	$37,403,953

See notes to consolidated financial statements.

Avanir Pharmaceuticals
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Research contracts and licenses	$2,763,014	$—	$3,063,014	$270,500
Royalties and sale of royalty rights	455,937	351,517	1,386,067	1,237,029
Government research grants	114,887	222,437	400,455	661,968
Product sales	—	17,400	17,400	787,338

Total revenues	3,333,838	591,354	4,866,936	2,956,835

OPERATING EXPENSES:
Research and development	6,470,317	5,096,979	22,952,728	15,839,108
General and administrative	2,824,498	1,232,151	6,650,465	4,144,574
Sales and marketing	2,414,578	936,802	4,911,797	2,517,399
Cost of product sales	—	3,102	3,102	213,192

Total operating expenses	11,709,393	7,269,034	34,518,092	22,714,273

LOSS FROM OPERATIONS	(8,375,555)	(6,677,680)	(29,651,156)	(19,757,438)

Interest income	179,042	57,201	426,021	169,469
Interest expense	(22,513)	(7,706)	(69,458)	(28,233)
Other income (expense), net	11,496	11,116	(50,575)	30,485

LOSS BEFORE INCOME TAXES	(8,207,530)	(6,617,069)	(29,345,168)	(19,585,717)
Provision for income taxes	(14)	(424)	(1,912)	(2,544)

NET LOSS	$(8,207,544)	$(6,617,493)	$(29,347,080)	$(19,588,261)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.08)	$(0.08)	$(0.29)	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	107,367,798	78,256,417	100,485,329	73,740,318

See notes to consolidated financial statements.

Avanir Pharmaceuticals
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(29,347,080)	$(19,588,261)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,547,279	1,198,306
Compensation paid with stock options	8,103	32,170
Expense for issuance of common stock in connection with the acquisition of additional contractual rights to Neurodex™ (Note 12)	5,300,000	—
Other-than-temporary impairment of investment	84,252	—
Loss on disposal of assets	3,085	—
Intangible assets abandoned	234,232	—
Changes in operating assets and liabilities:
Receivables	116,538	51,686
Inventory	(352,077)	201,552
Prepaid expenses and other assets	(467,365)	534,981
Accounts payable	990,155	(616,513)
Accrued expenses and other liabilities	1,126,957	1,269,157
Accrued compensation and payroll taxes	380,831	(4,445)
Deferred revenue	(1,484,051)	(1,281,145)

Net cash used for operating activities	(21,859,141)	(18,202,512)

INVESTING ACTIVITIES:
Investments in securities	(18,438,209)	(8,116,389)
Proceeds from sales and maturities of investments in securities	7,830,113	700,000
Patent costs	(918,735)	(873,111)
Proceeds from sale of equipment	800	—
Purchases of property and equipment	(662,548)	(89,780)

Net cash used for investing activities	(12,188,579)	(8,379,280)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net	24,255,141	34,406,139
Proceeds from issuance of notes payable	249,472	159,918
Payments on notes and capital lease obligations	(374,127)	(474,193)

Net cash provided by financing activities	24,130,486	34,091,864

Net (decrease) increase in cash and cash equivalents	(9,917,234)	7,510,072
Cash and cash equivalents at beginning of period	13,494,083	12,198,408

Cash and cash equivalents at end of period	$3,576,849	$19,708,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$69,458	$28,233
Income taxes paid	$1,912	$2,368

NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment which are included in accounts payable and accrued expenses	$201,112	$—
See notes to consolidated financial statements.

Avanir Pharmaceuticals
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2005 and September 30, 2004, and the results of operations for the three-month and nine-month periods ended June 30, 2005 and 2004, have been made. Operating results for the interim periods are not necessarily indicative of operating results for the entire fiscal year.
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
2. STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment.” FAS 123R will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123R, will be recognized as an addition to common stock. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us in the fiscal year starting October 1, 2005. The SEC also issued Staff Accounting Bulleting No. 107 (“SAB 107”), which provides interpretive guidance to assist issuers in their initial implementation of FAS 123R. We are currently evaluating the effect of FAS 123R on our financial condition and results of operations.
Until FAS 123R becomes effective, we have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations for all periods presented. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount the employee must pay to acquire the stock. For the purpose of determining compensation expense for stock options granted to non-employees, all of our directors are considered to be employees.

The following table summarizes the pro forma effect on our net loss if compensation costs had been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under FAS 123.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,207,544)	$(6,617,493)	$(29,347,080)	$(19,588,261)
Add: Stock-based employee compensation expense	—	—	—	24,069
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(703,263)	(258,127)	(1,419,193)	(832,626)

Pro forma net loss	$(8,910,807)	$(6,875,620)	$(30,766,273)	$(20,396,818)

Net loss per share:
Basic and diluted – as reported	$(0.08)	$(0.08)	$(0.29)	$(0.27)
Basic and diluted – pro forma	$(0.08)	$(0.09)	$(0.31)	$(0.28)
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
3. BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items.
Receivables, net. Receivables as of June 30, 2005 and September 30, 2004 consist of the following:

	June 30,	September 30,
	2005	2004
Total receivables	$146,140	$257,379
Allowance for doubtful accounts	(22,799)	(17,500)

Receivables, net	$123,341	$239,879

     Property and equipment, net. Property and equipment consist of the following:

	June 30, 2005			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net
Research and development equipment	$4,020,668	$(2,558,291)	$1,462,377	$3,701,461	$(2,021,193)	$1,680,268
Computer equipment and related software	1,107,794	(661,677)	446,117	999,073	(545,953)	453,120
Leasehold improvements	5,034,679	(1,500,667)	3,534,012	5,032,605	(1,048,184)	3,984,421
Construction in progress	354,712	—	354,712	—	—	—
Office equipment, furniture, and fixtures	607,150	(353,186)	253,964	558,970	(285,815)	273,155

Total property and equipment	$11,125,003	$(5,073,821)	$6,051,182	$10,292,109	$(3,901,145)	$6,390,964

Depreciation expense related to property and equipment for the three-month and nine-month periods ended June 30, 2005 was approximately $393,000 and $1,200,000, respectively, as compared to $380,000 and $1,137,000 for the three-month and nine-month periods ended June 30, 2004, respectively.
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
Intangible assets with indefinite useful lives consist of costs of trademarks for Avanir™ and Xenerex™ and similar names.
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

Intangible assets, consisting of both intangible assets with finite and indefinite useful lives as of June 30, 2005 and September 30, 2004, are as follows:

	June 30, 2005			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Intangible assets with finite lives:
Patent applications pending (1)	$2,891,401	$(336,485)	$2,554,916	$2,462,704	$(166,000)	$2,296,704
Patents (2)	1,245,508	(467,603)	777,905	1,010,097	(339,552)	670,545
Licenses	42,461	(17,339)	25,122	42,461	(15,647)	26,814

Total intangible assets with finite lives	4,179,370	(821,427)	3,357,943	3,515,262	(521,199)	2,994,063
Intangible assets with indefinite useful lives (3)	23,798	—	23,798	40,961	—	40,961

Total intangible assets	$4,203,168	$(821,427)	$3,381,741	$3,556,223	$(521,199)	$3,035,024

(1)	Patent applications pending include the net effect of $37,491 and $207,819 (net of accumulated amortization of $3,568 and $21,889) in intangible assets abandoned during the three-month and nine-month periods ended June 30, 2005, respectively. We abandoned certain therapeutic use patents pending in selected countries, because we were able to obtain superior claims in composition-of-matter patents.

(2)	Patents include the net effect of $0 and $2,944 (net of accumulated amortization of $0 and $68) in intangible assets abandoned during the three-month and nine-month periods ended June 30, 2005, respectively.

(3)	Intangible assets with indefinite useful lives include the net effect of $14,301 and $23,469 in trademarks abandoned during the three-month and nine-month periods ended June 30, 2005, respectively.
Amortization expense related to amortizable intangible assets for the three-month and nine–month periods ended June 30, 2005 was approximately $235,000 and $338,000, respectively, as compared to $24,000 and $62,000 for the three-month and nine-month periods ended June 30, 2004, respectively. Based solely on the amortizable intangible assets as of June 30, 2005, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense
Fiscal year ending September 30:
2005 (remaining three months)	$57,000
2006	228,000
2007	229,000
2008	228,000
2009	226,000
Thereafter	2,390,000

Total	$3,358,000

4. INVENTORY
Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of the raw material docosanol, which is the active pharmaceutical ingredient in docosanol 10% cream. Docosanol in its present form as stored by us has a substantial shelf life, a relatively stable value and long-term use, and carries a low risk of becoming excess inventory or obsolete. We do not own or store any docosanol 10% cream in its finished product form. We and one of our licensees receive docosanol from a single supplier. We also supply several of our licensees with docosanol from the same supplier. Inventory is $361,379 as of June 30, 2005, of which $355,179 is in excess of management’s estimated 12-month usage and, accordingly, being classified as long-term.

5. DEFERRED REVENUE
We have license agreements with additional or continuing obligations to perform under the agreements. In such arrangements, certain revenues have been deferred until the performance obligations have been met or ratably achieved (see also Note 6, “Revenue Recognition”). In December 2002, we sold to Drug Royalty USA, Inc. (“Drug Royalty USA”) an undivided interest in our rights to receive future Abreva® royalties under the license agreement with GlaxoSmithKline subsidiary, SB Pharmco Puerto Rico (“GlaxoSmithKline”), for $24.1 million (the “Drug Royalty USA Agreement” and “GlaxoSmithKline License Agreement”, respectively). Under the Drug Royalty USA Agreement, Drug Royalty USA has the right to receive royalties from GlaxoSmithKline on sales of Abreva until the later of December 2013 or the date of expiration of a certain Abreva patent in accordance with the GlaxoSmithKline License Agreement.
The terms of the Drug Royalty USA Agreement contain certain covenants under which we must perform in order to satisfy the continuing terms and conditions of the arrangement. In certain circumstances, nonperformance on our part could result in default of the arrangement, and could trigger a separate security agreement with Drug Royalty USA, which could result in loss of our rights to share in future Abreva royalties if wholesale sales by GlaxoSmithKline exceed $62 million in a year. The nature of these terms and covenants results in our continuing involvement and, accordingly, we recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue ratably over the expected life of the license agreement.
The following table sets forth as of June 30, 2005 the deferred revenue balances for the Drug Royalty USA Agreement and other agreements. The portion of deferred revenue classified as a current liability represents the amount Avanir expects to realize as revenue within the next 12 months.

	Drug Royalty	Other
	USA Agreement	Agreements	Total
Deferred revenue as of September 30, 2004	$20,800,782	$208,333	$21,009,115
Changes during the period:
Recognized as revenue during period	(1,384,051)	(100,000)	(1,484,051)

Deferred revenue as of June 30, 2005	$19,416,731	$108,333	$19,525,064

Classified and reported as:
Current portion of deferred revenue	$1,943,538	$33,333	$1,976,871
Deferred revenue, net of current portion	17,473,193	75,000	17,548,193

Total deferred revenue	$19,416,731	$108,333	$19,525,064

6. REVENUE RECOGNITION
We recognize revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.
Contract Revenue from Collaborations. Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, reimbursements for specific costs of research and development, and various milestone and product royalty payments. If the delivered technology does not have standalone value or if we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered technology is deferred. Nonrefundable, up-front license or technology access fees with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through research and development collaborations or other contractual obligations, such up-front fees are deferred and recognized over the collaboration period or the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the collaboration or contractual obligations have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) there is no general right to return the delivered item(s). Payments related to substantive, performance-based milestones are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements, which represent the culmination of the earnings process. Revenue from research services is recognized during the period in which the services are performed and is based upon the number of full time equivalent (“FTE”) personnel working on the specific project at the agreed-upon rate. Payments received in advance are recorded as deferred revenue until the technology is transferred, services are performed, costs are incurred, or milestone is reached.
Royalty revenues. We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement.
Revenues from sale of royalty rights. In agreements where we have sold our rights to future royalties under license agreements and we maintain continuing involvement in earning such royalties, we defer revenues and recognize them over the life of the license agreement. For example, in the sale of an undivided interest of our Abreva® license agreement to Drug Royalty USA, revenue recognition is being determined under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect GlaxoSmithKline will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount.
Revenue arrangements with multiple deliverables. We have revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements may include antibody generation services agreements and other forms of research collaborations. In accordance with EITF 00-21, we analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
Government research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

Product sales – Active Pharmaceutical Ingredient Docosanol. Revenue from product sales, which consist of sales of our active pharmaceutical ingredient docosanol, is recorded when the above criteria are met, generally when title and risk of loss have passed to the buyer upon delivery. We sell the active pharmaceutical ingredient docosanol to various licensees and ship only on written order for the materials. Total shipments generally occur fewer than five times a year. Our contracts for sales of the active pharmaceutical ingredient docosanol include buyer acceptance provisions that give our buyers the right of replacement if the delivered materials do not meet specified criteria, by giving notice within 30 days after receipt of such defective materials, and we have the option to refund or replace such defective materials. However, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot. Therefore, we recognize revenue from sales of the active pharmaceutical ingredient docosanol without providing for such contingency upon shipment.
7. INVESTMENTS
Investments are comprised of marketable securities consisting primarily of certificates of deposit, federal, state and municipal government obligations, and corporate bonds. All marketable securities are held in our name and primarily under the custodianship of two major financial institutions. Our policy is to protect the principal value of our investment portfolio and minimize principal risk. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date.
Statement of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:
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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
As of June 30, 2005:
Certificates of deposit	$956,872	$255	$—	$957,127
Government debt securities	22,063,792	—	(131,227)	21,932,565

Total	$23,020,664	$255	$(131,227)	$22,889,692

Classified and reported as:
Short term investments:
Classified as available-for-sale	$18,166,125

Long term investments:
Classified as available-for-sale	3,866,695
Restricted investments in securities (3)	856,872

Long-term investments	4,723,567

Total	$22,889,692

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (4)	Losses (4)	Value
As of September 30, 2004:
Certificates of deposit	$1,356,597	$3,558	$—	$1,360,155
Adjustable rate mutual fund (2)	3,014,365	—	(68,650)	2,945,715
Government debt securities	8,125,858	6,186	(25,468)	8,106,576

Total	$12,496,820	$9,744	$(94,118)	$12,412,446

Classified and reported as:
Short term investments:
Classified as available-for-sale	$8,803,982
Long term investments:
Classified as available-for-sale	2,751,867
Restricted investments in securities (3)	856,597

Long-term investments	3,608,464

Total	$12,412,446

(1)	Gross unrealized gains of $255 on certificates of deposit and gross unrealized losses of $131,227 on government debt securities represent an accumulated net unrealized loss of $130,972, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of June 30, 2005.

(2)	Represents an investment in a mutual fund that invested primarily in adjustable rate mortgage-backed securities. We sold the investment in February 2005.

(3)	Represents amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(4)	Gross unrealized gains of $9,744 and gross unrealized losses of $94,118 on government securities, the adjustable rate mutual fund, and certificates of deposit represent an accumulated net unrealized loss of $84,374, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2004.
8. COMPUTATION OF NET LOSS PER COMMON SHARE
Basic net (loss) earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). Diluted net (loss) earnings per common share is computed by dividing net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). In the loss periods, the shares of common stock issuable upon exercise of stock options and warrants are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive. For the three-month and nine-month periods ended June 30, 2005 and 2004, options to purchase 5,921,897 and 5,264,246 shares of common stock, respectively, were excluded from the computation of diluted net loss per share. For the three-month and nine-month periods ended June 30, 2005 and 2004, warrants to purchase 4,488,211 and 5,442,911 shares of common stock, respectively, were excluded from the computation of diluted net loss per share.
9. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(8,207,544)	$(6,617,493)	$(29,347,080)	$(19,588,261)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities	(46,069)	(74,781)	(46,598)	(105,542)

Total comprehensive loss	$(8,253,613)	$(6,692,274)	$(29,393,678)	$(19,693,803)

10. SHAREHOLDERS’ EQUITY
Preferred stock. Preferred stock consists of Series C Junior Participating Preferred Stock, of which none is outstanding.
Class A common stock. In December 2004, we issued and sold to CDIB Capital Investment America Ltd., a wholly-owned subsidiary of China Development Industrial Bank, Inc., 2,333,333 shares of Class A common stock at a price of $3.00 per share, for aggregate offering proceeds of approximately $7 million. The offering was made pursuant to our shelf registration statement on Form S-3, filed with the SEC on April 9, 2004.
In March 2005, we issued 2,000,000 shares of Class A common stock, with a fair value of $5.3 million, to IriSys, Inc. (“IriSys”) in connection with the acquisition of additional contractual rights to Neurodex™, our late-stage drug candidate for the treatment of multiple central nervous system disorders. We valued these shares at $2.65 per share, based on the 5-day average closing price of our common stock, beginning two days before and ending two days after the close and announcement of the agreement on March 9, 2005. See Note 12, “Related Party Transactions,” for further discussions.
In April 2005, we issued and sold 7,770,000 shares of Class A common stock in a registered direct offering at a price of $2.20 per share, for aggregate offering proceeds of approximately $17.1 million and net offering proceeds of approximately $15.9 million, after deducting commissions and offering fees and expenses. The offering was made pursuant to our shelf registration statement on Form S-3, filed with the SEC on April 9, 2004.
During the three-month period ended June 30, 2005, we also issued an aggregate of 788,463 shares of Class A common stock in connection with the exercise of a Class G stock purchase warrant (757,050 shares at an exercise price of $1.45) and employee stock options (31,413 shares at an average exercise price of $1.19) for cash in the aggregate amount of approximately $1,135,174.
As of June 30, 2005 and 2004, warrants to purchase 4,488,211 and 5,442,911 shares of Class A common stock, respectively, at a weighted-average price per share of $1.89 and $1.83, respectively, remained outstanding, of which all are exercisable. As of June 30, 2005 and 2004, options to purchase 5,921,897 and 5,264,246 shares of Class A common stock, respectively, at a weighted-average price per share of $2.13 and $1.95, respectively, remained outstanding. 5,089,811 and 4,563,567 options are exercisable at June 30, 2005 and 2004, respectively.

11. COLLABORATIVE AGREEMENT
On April 27, 2005, we entered into a research, development and commercialization agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for orally active small molecule therapeutics utilizing our novel macrophage migration inhibitory factor (“MIF”) technology as a potential treatment for inflammatory diseases. Under the terms of the agreement, we will be eligible to receive royalty payments assuming the product is successfully developed and approved for marketing by the U.S. Food and Drug Administration (“FDA”). In addition to ongoing royalty payments (that could be significant in the case of a successful drug as royalty is in the order of a high single digit to low double digit rate as a percentage of product revenue), we are also eligible to receive up to $169 million in milestone payments. These milestone payments are contingent upon achievement of certain development and regulatory milestones, which could take several years of further development, and on achievement of certain sales targets, if and when approved for marketing by the FDA. We received an up-front payment of $2.5 million in May 2005 for the license fee and transfer of data and know-how of the MIF technology to Novartis. We will also receive research funding of between $1.5 million and $2.5 million per year for providing contract development services to Novartis for two years from the date of the agreement or longer, upon mutual agreement of the parties. While both parties to the agreement will contribute expertise and intellectual property to the research and development collaboration, Novartis assumes responsibility for all pre-clinical and clinical expenses and an obligation to pursue the commercialization of the MIF technology to the degree feasible.
In accordance with EITF 00-21, we determined that the license fee and contract development services are separate units of accounting, because the license has value to Novartis on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered research collaboration services and there is no right of return or refund relative to the license. We determined that the license fee has a standalone value because similar technology is sold separately by other vendors and Novartis has the ability to sell or transfer the license. Revenue from research services is recognized during the period in which the services are performed and is based upon the number of FTE personnel working on the project at the agreed-upon rates. Payments related to substantive, performance-based milestones are recognized as revenue upon the achievement of the milestones as specified in the agreement.
As of June 30, 2005, we have delivered the license and therefore, we recognized the $2.5 million up-front payment as revenue in the three-month and nine-month periods ended June 30, 2005. In addition, we have recorded research contract revenue of approximately $263,000 based on the number of full time equivalent employees that worked directly on the project at the agreed upon compensation rates in the three-month and nine-month periods ended June 30, 2005.
12. RELATED PARTY TRANSACTIONS
In March 2005, our wholly owned subsidiary, Avanir Holding Company, acquired certain contract rights to Neurodex™ from IriSys, Inc. At the time of that transaction, IriSys was an affiliate of Gerald J. Yakatan, Ph.D., our then current president and chief executive officer. Dr. Yakatan was also a member of our board of directors. For these rights to Neurodex, we paid IriSys total consideration of $7,225,000, which was comprised of $1,925,000 in cash and 2,000,000 shares of our Class A common stock with a fair value of $5,300,000. The fair value of the common stock was calculated at $2.65 per share using the 5-day average closing price of our common stock, beginning two days before and ending two days after the close and announcement of the agreement on March 9, 2005. Because of the uncertainty of receiving future economic benefits from the acquired contractual rights, particularly given that Neurodex had not been approved by the FDA for commercialization at the time of this transaction, the purchase price was immediately charged to research and development expense in accordance with United States generally accepted accounting principles.
In May 2005, Dr. Yakatan resigned as our president and chief executive officer and director. In connection with Dr. Yakatan’s resignation, we agreed to pay him severance payments in the aggregate amount of approximately $496,000, which included health benefits for a period of 12 months. We also agreed to pay him a bonus of $88,000 for fiscal 2005 which was paid in full as of June 30, 2005. The severance payment obligations were expensed during the quarter ended June 30, 2005 and are being paid in 26 installments over the period of one year from May 16, 2005. The balance of accrued but unpaid severance payment obligations for Dr. Yakatan is approximately $448,000 as of June 30, 2005. Dr. Yakatan has been retained by Avanir as a consultant at an agreed-upon hourly rate until May 15, 2006 to help advise us on FDA regulatory matters, if needed, with regard to our new drug application for Neurodex. Additionally, the vesting of options to purchase 227,580 shares of Class A common stock, held by Dr. Yakatan as of the resignation date, was accelerated to become immediately vested. According to the terms under which the options were granted, the grantee does not forfeit the options upon termination as an employee if the grantee continues to provide services as a consultant. No compensation charge has been recorded in the three-month and nine-month periods ended June 30, 2005 for the accelerated vesting, because the acceleration did not result in any of the in-the-money options vesting that otherwise would have expired unvested at the conclusion of the consulting agreement.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“FAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as unallocated overhead, be recognized as current period charges. We do not expect the adoption of FAS 151 to significantly affect our financial condition or results of operations.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“FAS 154”), “Accounting Changes and Error Corrections.” FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to significantly affect our financial condition or results of operations.
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
16. SUBSEQUENT EVENTS
On July 8, 2005, we entered into an exclusive licensing and research collaboration agreement with AstraZeneca PLC (“AstraZeneca”) to discover, develop and commercialize reverse cholesterol transport enhancing compounds for the treatment of cardiovascular disease. Under the terms of the agreement, we will be eligible to receive royalty payments, assuming the product is successfully developed and approved for marketing by the FDA. In addition to ongoing royalty payments (that could be significant in the case of a successful drug as royalty is in the order of a high single digit to low double digit rate as a percentage of product revenue), we are also eligible to receive up to $330 million in milestone payments. These milestone payments are contingent upon achievement of certain development and regulatory milestones, which could take several years of further development, and on achievement of certain sales targets, if and when approved for marketing by the FDA. Under this agreement, we received an up-front payment of $10 million on July 22, 2005 and will also receive research funding of between $2.5 million to $3.8 million per year for providing contract development services to AstraZeneca for three years. AstraZeneca will assume responsibility for overall development and for the development costs, with both parties contributing scientific expertise in the research collaboration.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We disclaim any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month and nine-month periods ended June 30, 2005, may also be referred to as the third quarter and first nine months, respectively, of fiscal 2005.
EXECUTIVE OVERVIEW
Avanir Pharmaceuticals is a pharmaceutical company focused on developing and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets that include the central nervous system, atherosclerosis, inflammatory diseases and infectious diseases. Our first commercialized product, Abreva®, is marketed in North America by GlaxoSmithKline Consumer Healthcare and is one of the leading over-the-counter products for the treatment of cold sores. We recently submitted to the U.S. Food and Drug Administration (“FDA”) the final reviewable unit of our “rolling” new drug application (“NDA”) for Neurodex™ for the treatment of pseudobulbar affect. Additionally, we have initiated a Phase III clinical trial of Neurodex in patients with diabetic neuropathic pain.
We have licensed to Novartis International Pharmaceutical Ltd. our research and development program that targets macrophage migration inhibitory factor (“MIF”) as a potential treatment for inflammatory diseases. Also, we have licensed to AstraZeneca PLC our research and development program to discover, develop and commercialize reverse cholesterol transport (“RCT”) enhancing compounds for the treatment of cardiovascular disease. We also have a research and development program that targets immunoglobulin epsilon (“IgE”) as a potential treatment of inflammatory disorders such as asthma and other related diseases. Using our proprietary Xenerex™ technology, we are also conducting research to develop injectable human monoclonal antibody products for anthrax, cytomegalovirus, and other infectious diseases.

The following chart illustrates the approximate status of research activities for our products, product candidates, and licensed technologies that are under development.
We strive to maintain a lean organizational structure while working on a diverse product development pipeline. We also strive to maintain flexibility in our cost structure by actively managing outsourced functions such as clinical trials, legal counsel, documentation and testing of internal controls, and portions of chemistry, rather than maintaining all of these functions in house. We believe the benefits of outsourcing, being flexible and being able to rapidly respond to program delays or successes far outweigh the higher costs often associated with outsourcing.
If Neurodex is assigned a priority review and approved by the FDA by the end of 2005, we plan to begin marketing and selling the product in the first half of 2006. Accordingly, we are in the process of transforming from a research and development organization into a commercially viable pharmaceutical company. In order to facilitate that transformation, we are investing in our infrastructure to support the planned commercial launch of Neurodex if it is approved by the FDA. In preparation for the commercial launch of Neurodex, we are in the process of developing our sales and marketing strategy and are recruiting sales and marketing personnel for key positions within the organization. We continue to evaluate the potential benefits of a co-promotion for Neurodex. The goal of a co-promotion arrangement would be to reach a broader target audience of physicians as well as to offset some of the previous and future development expenses associated with Neurodex.
In March 2005, we entered into an asset purchase agreement, pursuant to which our wholly owned subsidiary, Avanir Holding Company, acquired from IriSys, Inc. certain additional contractual rights to Neurodex. As a result, through our subsidiary we hold the exclusive worldwide marketing rights to Neurodex for five indications under a royalty-bearing license with the owner of the underlying technology, The Center for Neurologic Study. Going forward, we will be obligated, if we achieve certain contingent events, to pay CNS milestone payments, a patent royalty on product sales, and a share of revenues received if we sublicense Neurodex™ to a third party. We have no future financial obligation to IriSys. In the transaction, IriSys was paid $1,925,000 in cash and received 2,000,000 shares of our Class A common stock.
In April 2005, we entered into a research, development and commercialization agreement with Novartis International Pharmaceutical Ltd. for orally active small molecule therapeutics utilizing our novel MIF technology as a potential treatment for inflammatory diseases. Under the terms of the agreement, we will be eligible to receive royalty payments assuming the product is successfully developed and approved for marketing by the FDA. In addition to ongoing royalty payments (that could be significant in the case of a successful drug as royalty is in the order of a high single digit to low double digit rate as a percentage of product revenue), we are also eligible to receive up to $169 million in milestone payments. These milestone payments are contingent upon achievement of certain development and regulatory milestones, which could take several years of further development, and on achievement of certain sales targets, if and when approved for marketing by the FDA. We received an up-front payment of $2.5 million in May 2005 and will also receive research funding of between $1.5 million and $2.5 million per year for providing contract development services to Novartis for two years from the date of the agreement or longer, upon mutual agreement of the parties. While both parties to the agreement will contribute expertise and intellectual property to the research and development collaboration, Novartis assumes responsibility for all pre-clinical and clinical expenses and an obligation to pursue the commercialization of the MIF technology to the degree feasible.
Subsequent to the end of the third quarter of fiscal 2005, we entered into an exclusive licensing and research collaboration agreement with AstraZeneca PLC in July 2005 to discover, develop and commercialize RCT enhancing compounds for the treatment of cardiovascular disease. Under the terms of the agreement, we will be eligible to receive royalty payments, assuming the product is successfully developed and approved for marketing by the FDA. In addition to ongoing royalty payments (that could be significant in the case of a successful drug as royalty is in the order of a high single digit to low double digit rate as a percentage of product revenue), we are also eligible to receive up to $330 million in milestone payments. These milestone payments are contingent upon achievement of certain development and regulatory milestones, which could take several years of further development, and on achievement of certain sales targets, if and when approved for marketing by the FDA. Under the terms of the agreement, we received an upfront payment of $10 million on July 22, 2005 and will also receive research funding of between $2.5 million and $3.8 million per year for providing contract development services to AstraZeneca for three years. AstraZeneca has the responsibility for the overall development and for development costs, with both parties contributing scientific expertise in the research collaboration.
We intend to continue to seek partnerships with pharmaceutical companies to help fund other research and development programs in exchange for sharing in the rights to commercialize new drugs. In addition to the MIF development and the RCT development, we have licensed certain rights to docosanol 10% cream. We may also seek to develop other drug candidates through research collaborations with larger pharmaceutical companies, allowing us to share the risks and the opportunities that come from such development efforts.
We expect that our selling, marketing, development and other operational costs will continue to exceed revenues from existing sources through at least fiscal 2006. Trends in revenues and various types of expenses are discussed further in the “Results of Operations.” We expect that we will have to raise additional capital to prepare for and execute a product launch of Neurodex for PBA, if approved by the FDA for marketing, and to fund our ongoing clinical trials for Neurodex for neuropathic pain, as well as selected research and other operating activities. Our future capital needs will depend substantially on our ability to reach predetermined milestones under our existing collaboration agreements, as well as the economic terms and the timing of any new partnership or collaborative arrangements with pharmaceutical companies under which they will share the costs of such activities. If we are unable to raise capital as needed to fund our operations, or if we are unable to reach these milestones or enter into any such collaborative arrangements, then we may need to slow the rate of development of some of our programs or sell the rights to one or more of our drug candidates, and our commercialization plans for Neurodex may be adversely affected. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004
Revenues
Revenues for the third quarter of fiscal 2005 amounted to $3.3 million, including $2.5 million and $263,000 from an upfront payment and research funding, respectively, in connection with the Novartis collaborative agreement, $456,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva® license agreement to Drug Royalty USA (see Note 5, “Deferred Revenue,” in the Notes to Condensed Consolidated Financial Statements (Unaudited)), and $115,000 from a government research grant for preclinical research on a potential antibody to anthrax. Revenues for the third quarter of fiscal 2004 amounted to $591,000, including $351,000 from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement, $222,000 from government research grants, and $17,000 from product sales.
During fiscal 2005, we expect to recognize approximately $3.2 million in revenues from the Novartis agreement, approximately $1.9 million in revenues from the recognition of deferred revenue relating to the sale of an undivided interest in our Abreva license agreement, and $500,000 in revenues from research being performed under government research grants. We are currently evaluating revenue recognition for the $10 million upfront payment received in July 2005 in connection with the AstraZeneca agreement.
Revenue-generating Contracts
Revenue-generating contracts that remained active as of June 30, 2005 include seven docosanol 10% cream license agreements, one Neurodex™ sublicense and the recently completed Novartis license. Subsequent to the end of our third fiscal quarter, we entered into a new revenue-generating contract with AstraZeneca for our RCT program. Additionally, the licensees may pay or reimburse us for other work that we subcontract; however, the reimbursements, if any, cannot be reasonably predicted at this time. Under the agreements, our partners will absorb all costs of filing patents, and prosecutions and maintenance of such patents going forward in the respective collaboration. Many of our other product development programs could take years of additional development before they might be licensed, if ever, by other pharmaceutical companies.
We also have an active agreement, dated December 2003, for antibody research services that we performed for a third party which provides for up to $1.1 million in future milestones plus a royalty, if the product continues to be successfully developed, approved by the FDA, and marketed. No milestones are due at the present time or expected in fiscal 2006 for this license agreement.
Expenses
Operating expenses. Total operating expenses for the third quarter of fiscal 2005 were $11.7 million, compared to $7.3 million in the same period in fiscal 2004. The increase of $4.4 million in operating expenses was primarily caused by a $1.6 million increase in general and administrative expenses, a $1.5 million increase in sales and marketing expenses as we prepare for the launch of Neurodex™ for PBA, if approved, and a $1.4 million increase in research and development expenses. These and other costs and trends are more fully described below.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
Operating expenses:
Research and development	55%	70%	66%	70%
General and administrative	24%	17%	20%	18%
Sales and marketing	21%	13%	14%	11%
Costs of sales	—%	—%	—%	1%

Total operating expenses	100%	100%	100%	100%

Research and development (“R&D”) expenses. R&D expenses for the third quarter of fiscal 2005 were $6.5 million and included a $672,000 filing fee for our new drug application for Neurodex in the treatment of PBA. R&D expenses for the third quarter of fiscal 2004 were $5.1 million. In addition to the NDA filing fee, the increase is attributable to an $855,000 increase in clinical spending on Neurodex for the treatment of diabetic neuropathic pain and a $972,000 increase in preclinical research spending on the atherosclerosis program; offset in part by a $948,000 decrease in clinical spending on Neurodex for the treatment of PBA.
Clinical development and other research related to Neurodex in the treatment of PBA in the third quarter of fiscal 2005 amounted to $1.9 million. The open label study and costs associated with preparing the final reviewable unit of clinical data for submission of the NDA to the FDA for Neurodex amounted to $1.2 million, and the balance was for the NDA filing fee. Research related to Neurodex in the treatment of PBA amounted to $2.1 million in the third quarter of fiscal 2004. We expect that clinical and regulatory spending on Neurodex for the treatment of PBA will continue to decline in future quarters in 2005 as the program nears completion.
Clinical spending on Neurodex for diabetic neuropathic pain in the third quarter of fiscal 2005 was $1.3 million, compared to $465,000 in the third quarter of fiscal 2004, reflecting primarily the start of a Phase III clinical trial of Neurodex for the treatment of diabetic neuropathic pain. We expect to spend approximately $9.0 million in the next 18 months for continuation of clinical development, including continuation of a Phase III clinical trial of Neurodex for diabetic neuropathic pain.
R&D expenses in the third quarter of fiscal 2005 also included $1.3 million in preclinical research related to the development of potential compounds for the treatment of atherosclerosis, compared to $329,000 in the third quarter of fiscal 2004. The balance of R&D spending in the third quarter of fiscal 2005 was primarily for preclinical research related to the development of compounds for the treatment of asthma, inflammation and our antibody research programs.
We expect R&D spending levels for neuropathic pain, MIF and RCT will increase in the coming quarters, as we expand and advance those programs in the development pipeline. The R&D spending on MIF and RCT programs will be fully reimbursed by our collaborative partners. We expect that spending on a potential treatment for asthma and development of monoclonal antibodies will depend in part on our success in partnering these programs, or in obtaining additional government grants, so that we are able to defray part or all of these ongoing development costs.
Pharmaceutical R&D programs, by their very nature, require a substantial amount of financial and human resources and there is no assurance that any drug candidate will be approved for marketing by domestic and/or foreign regulatory agencies. The later stages of clinical development typically require substantially greater funds for development than the earlier stages. Thus, in order to defray part or all of our ongoing development costs, we have pursued a licensing strategy for several of these programs. We expect that our licensees will continue to develop and fund those products and pay us license fees, milestone payments, and royalties on product sales if those products are successfully developed and approved for marketing by the FDA and foreign regulatory agencies. We caution that we may not find licensees or partners for all of our programs and many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research or our licensees or partners will ever reach the stage of submitting an NDA to the FDA or that any NDA will be approved.
The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.
Research and Development Projects and Expenses

						Estimated
	Three Months Ended		Nine Months Ended		Inception	Cost to
	June 30,		June 30,		Through	License or
					June 30,	Complete
	2005 (1)	2004 (1)	2005 (1)	2004 (1)	2005 (1) (2)	Project (1)

Company-funded Projects:

Develop Neurodex™ for FDA marketing approval in treating PBA. Estimated cost and timing to reach NDA decision by the first half of 2006 (3)	$1,869,968	$2,145,760	$11,571,736	$6,343,674	$29,594,451	$5.3M	(4)

Develop Neurodex for neuropathic pain. Phase II open-label study completed. Estimated cost and timing to complete one Phase III trial and license the product: up to 2 years (5)	1,319,008	464,539	3,271,727	1,571,850	9,717,170	$9M	(6)

Development program for asthma. Estimated timing to complete Phase I and license the product: up to 18 months	964,369	1,000,412	2,109,562	2,950,030	20,310,766	$2M

Other projects involving monoclonal antibodies and docosanol	534,289	524,318	1,548,942	1,920,014	15,164,406	—	(7)

Partner-funded Projects:

Preclinical atherosclerosis research program.	1,301,463	329,169	3,116,258	787,913	6,383,014	—	(8)

Preclinical anti-inflammatory research program (MIF inhibitor)	353,706	369,991	929,886	1,439,583	11,071,974	—	(9)

Government-funded Projects:

Preclinical research, primarily for potential treatments for genital herpes and anthrax. Estimated timing to complete the various projects up to 18 months	127,514	262,790	404,617	826,044	2,444,953	$0.3 M	(10)

Total	$6,470,317	$5,096,979	$22,952,728	$15,839,108	$94,686,734

(1)	Each project includes an allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds. For each of the projects set forth in the table, other than Neurodex for PBA, the atherosclerosis program and the MIF inhibitor, we are seeking development partners or licensees to defray part or all of the ongoing development costs.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking program costs.

(3)	The amount for the nine-month period ended June 30, 2005 includes $5.8 million which is 80% of the $1.9 million cash and non-cash charge of $5.3 million related to the acquisition of additional contractual rights to Neurodex (see Note 12, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited)).

(4)	Total expenditures of $5.3 million include plans for continuing the open label study until product launch in 2006 assuming the FDA approves Neurodex™ on a timely basis.

(5)	The amount for the nine-month period ended June 30, 2005 includes $1.4 million which is 20% of the $1.9 million cash and non-cash charge of $5.3 million related to the acquisition of additional contractual rights to Neurodex (see Note 12, “Related Party Transactions,” in Notes to Condensed Consolidated Financial Statements (Unaudited)).

(6)	Licensing and/or co-promotion alternatives are being explored whereby the partner would fund a portion of clinical development. See “Status of R&D Programs and Plans.” Program expenditures for Neurodex for the treatment of neuropathic pain during each of the listed periods include allocated costs of certain research programs that are shared with Neurodex for PBA. We expect that a second Phase III clinical trial will be required and we are exploring co-promotion opportunities in which our partner may fund the second trial, if the first trial is successful. There can be no assurances that we will choose to or be able to negotiate a licensing and/or co-promotion arrangement for Neurodex on attractive terms, if at all.

(7)	The costs and timing to complete projects involving development of antibodies to target antigens are unpredictable because of the uncertainty of outcomes of the research. Ongoing development of docosanol is limited to those efforts required to support due diligence performed by potential new licensees and our partners, as well as to support new drug applications in new territories.

(8)	Effective July 8, 2005, we entered into an exclusive licensing and research collaboration agreement with AstraZeneca, whereby AstraZeneca will be funding all future development of the project. We estimate our participation will represent $2.5 million to $3.8 million a year in expenses reimbursable by AstraZeneca for three years.

(9)	Effective April 27, 2005, we entered into a research, development and commercialization agreement with Novartis, whereby Novartis will be funding all future development of the project. We estimate we will provide research services in the range of $1.5 million to $2.5 million a year that will be paid by Novartis, for two years from the date of the agreement or longer, upon mutual agreement of the parties.

(10)	Represents the remaining balance of $264,000 for a Federal research grant award for research related to anthrax.
               Status of R&D Programs and Plans — Company-funded Projects
Neurodex for the treatment of PBA. We completed the submission of the final reviewable unit for an NDA to the FDA on June 30, 2005. We anticipate hearing from the FDA approximately 60 days from submission regarding the formal acceptance of the NDA for review and of the status of the review. If the FDA grants us priority review, we expect the FDA will take approximately six months to complete its review of the NDA. If we are assigned a standard review, we expect the FDA will take approximately ten months to complete its review of the NDA. We have been engaged in an open-label safety study for the treatment of PBA in a broad pool of patients who have PBA associated with their underlying neurodegenerative disease or condition. We expect this open-label study to continue through the first half of 2006.
Neurodex for the treatment of neuropathic pain. We have initiated one Phase III clinical trial of Neurodex in patients who have diabetic neuropathic pain and we are currently evaluating the balance of our development plan. Simultaneously, we are evaluating commercial development alternatives for this indication, including continuing development on our own (including conducting a second Phase III clinical trial) or co-promotion/licensing opportunities in which our partner may fund the second trial. There can be no assurances as to the timing of a license or co-promotion arrangement, if any.
Development program for asthma (IgE regulator). In 2004 we completed the first of at least two Phase I clinical trials of our asthma drug, AVP-13358, in 54 healthy volunteers. The placebo-controlled study was intended to assess safety, tolerability and pharmacokinetics following single rising oral doses. Results of the study suggest AVP-13358 was well tolerated at all doses up through 16 milligrams. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow potentially once or twice daily dosing. We intend to continue to evaluate the safety of the drug by conducting a rising multi-dose study in healthy volunteers. Assuming the results of the multi-dose study are favorable, we will seek to license the drug to a larger pharmaceutical company for further development.
          Status of R&D Programs and Plans — Partner-funded Projects
Anti-inflammatory research program (MIF inhibitor). In April 2005, we entered into a research, development and commercialization agreement with Novartis International Pharmaceutical Ltd. for orally active small molecule therapeutics utilizing our novel MIF technology as a potential treatment for inflammatory diseases. Under the terms of the agreement, we will be eligible to receive royalty payments assuming the product is successfully developed and approved for marketing by the FDA. In addition to ongoing royalty payments (that could be significant in the case of a successful drug as royalty is in the order of a high single digit to low double digit rate as a percentage of product revenue), we are also eligible to receive up to $169 million in milestone payments. These milestone payments are contingent upon achievement of certain development and regulatory milestones, which could take several years of further development, and on achievement of certain sales targets, if and when approved for marketing by the FDA. We received an up-front payment of $2.5 million in May 2005 and will also receive research funding of between $1.5 million and $2.5 million per year for providing contract development services to Novartis for two years from the date of the agreement or longer, upon mutual agreement of the parties. While both parties to the agreement will contribute expertise and intellectual property to the research and development collaboration, Novartis assumes responsibility for all pre-clinical and clinical expenses and an obligation to pursue the commercialization of the MIF technology to the degree feasible.
Development program for atherosclerosis. We are engaged in preclinical research with our partner, AstraZeneca, investigating the use of small, orally active molecules as a potential treatment of atherosclerosis (the build-up of fatty plaques in blood vessel walls). Our research is focused on developing molecules that can enhance the naturally occurring process known as reverse cholesterol transport or RCT, whereby cholesterol is effluxed from the fatty-plaques in blood vessel walls and transported to the liver for elimination from the body. Preliminary studies in animal models suggest our compounds may reduce fatty plaques and increase fecal cholesterol excretion.
Consistent with our strategy of licensing our large research and development programs, in July 2005, we entered into an exclusive licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize RCT enhancing compounds for the treatment of cardiovascular disease. Under the terms of the agreement, we are eligible to receive royalty payments, assuming the product is successfully developed and approved for marketing by the FDA. In addition to ongoing royalty payments (that could be significant in the case of a successful drug as royalty is in the order of a high single digit to low double digit rate as a percentage of product revenue), we are eligible to receive up to $330 million in milestone payments. These milestone payments are contingent upon achievement of certain development and regulatory milestones, which could take several years of further development, and on achievement of certain sales targets, if and when approved for marketing by the FDA. Under the terms of the agreement, we received an upfront payment of $10.0 million on July 22, 2005 and will also receive research funding of between $2.5 million and $3.8 million per year for providing contract development services to AstraZeneca for three years. AstraZeneca has the responsibility for overall development and for the development costs, with both parties contributing scientific expertise to the research collaboration.
     Status of R&D programs and plans — government-funded projects
Government research grants have helped fund research on docosanol-based formulations for the treatment of genital herpes and the development of antibodies to anthrax toxins, among other research programs. Approximately $264,000 in aggregate funds remains to be spent in the 2005 and 2006 calendar years under the government research grant related to development of antibodies to anthrax toxins. The genital herpes project came to a formal end during the third quarter ended fiscal 2005 and no further work is anticipated to be performed by the Company on that project, unless funded by government research grants. We have no grant requests pending nor do we anticipate submitting in the future any grant requests for further research related to genital herpes.
Monoclonal antibodies to anthrax toxin. Two of our most potent anthrax antibodies, AVP-21D9 and AVP-22G12, appear unique both in mechanism of action and in terms of the binding site on an anthrax toxin. AVP-21D9 is currently in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections and is being funded by a two-year $750,000 federal (SBIR) research grant. Much of the work has been funded by government research grants and we expect that ongoing development costs will be funded by government grants. Accordingly, our development plans and timing are currently partially dependent on the status of these grants. Because all of our monoclonal antibody research is at a very early preclinical stage of development and is unpredictable in terms of the outcome, we are unable to predict the cost and timing for development of any antibody or drug.
General and administrative expenses. Our general and administrative expenses for the third quarter of fiscal 2005 increased to $2.8 million, compared to $1.2 million for the same period a year ago. The increase of $1.6 million is primarily due to:
•	a $584,000 severance expense related to the resignation of the CEO;

•	a $537,000 increase related to professional services mainly associated with corporate governance, securities compliance and compliance with the Sarbanes-Oxley Act of 2002; and

•	a $186,000 increase in recruiting fees and temporary labor costs.
We expect that costs related to professional services mainly associated with corporate governance, securities compliance and compliance with the Sarbanes-Oxley Act will continue at the present level for the next fiscal quarter.
Sales and marketing expenses. Sales and marketing expenses for the third quarter of fiscal 2005 increased to $2.4 million, compared to $937,000 during the same period in fiscal 2004. Higher expenses in the third quarter of fiscal 2005 were related to the continued expansion of our medical education and awareness programs for PBA, market research, and pre-launch activities for Neurodex™ and added sales and marketing personnel, including a new Senior Vice President, Sales and Marketing, and a new Senior Director, Marketing. We had a sales and marketing staff of 7 people at June 30, 2005 compared to 4 at June 30, 2004. Based on our current commercial development plans for Neurodex for the treatment of PBA, we expect sales and marketing expenses in fiscal 2005 will be at least double those in fiscal 2004.
Interest Income
For the third quarter of fiscal 2005, interest income increased to $179,000, compared to $57,000 for the same period in the prior year. The increase is primarily due to a 75% increase in average balance of investments in the quarter ended June 30, 2005 as compared to the same period in the prior year and a slightly higher weighted average interest rate in fiscal 2005.
Net Loss
For the third quarter of fiscal 2005, the net loss was $8.2 million, compared to $6.6 million for the same period a year ago. The net loss per share, basic and diluted, was $0.08 for the third quarter of fiscal 2005 and 2004. We expect to continue to pursue our drug development strategy focused on the commercial development of Neurodex, followed by other programs in earlier stages of development that are in larger therapeutic areas. Effective in April 2005, Novartis assumed all responsibility for product development expenses for our MIF technology. Effective July 2005, AstraZeneca assumed all responsibility for product development expenses for our atherosclerosis program. To help fund and develop our other products, we intend to seek licensees and partners to share the costs of development. These potential license arrangements could materially change our outlook for future revenues and costs. However, the certainty and timing of such additional potential arrangements are unpredictable.
COMPARISON OF NINE MONTHS ENDED JUNE 30, 2005 AND 2004
Revenues
Revenues for the first nine months of fiscal 2005 amounted to $4.9 million, compared to $3.0 million for the first nine months of fiscal 2004. Revenues for the first nine months of fiscal year 2005 included a $2.5 million license fee in connection with the transfer of data and know-how to Novartis, $1.4 million in revenue that we recognized from the sale of certain rights to future Abreva® royalties to Drug Royalty

USA, $400,000 from government research grants, $300,000 relating to achievement of milestones under license agreements, $263,000 in connection with payments for research under the collaborative agreement with Novartis, and $17,000 in sales of the raw material docosanol. Revenues for the first nine months of fiscal year 2004 included $1.2 million in revenue that we recognized from the sale of certain rights to future Abreva® royalties to Drug Royalty USA, $787,000 in sales of the raw material docosanol, $662,000 from government research grants, and $271,000 from research contract and license revenues.
Expenses
Operating Expenses. Total operating expenses for the first nine months of fiscal 2005 increased to $34.5 million, compared to $22.7 million in the same period in fiscal 2004. The increase in operating expenses was primarily caused by a $7.2 million, or 46%, increase in research and development expenses, a $2.6 million, or 63%, increase in general and administrative expenses and a $2.4 million, or 96%, increase in sales and marketing expenses. Research and development programs accounted for 66% and 70% of total operating expenses for the first nine months of fiscal 2005 and 2004, respectively. General and administrative expenses accounted for 20% and 18% of total operating expenses for the first nine months of fiscal 2005 and 2004, respectively. Sales and marketing expenses accounted for 14% and 11% of total operating expenses for the first nine months of fiscal 2005 and 2004, respectively. These and other costs are more fully described below.
Research and Development Expenses. R&D expenses for the first nine months of fiscal 2005 were $23.0 million, compared to $15.8 million in the same period a year ago. The increase is primarily due to $7.2 million in expenses related to the acquisition of additional contractual rights to Neurodex™.
General and Administrative Expenses. General and administrative expenses for the first nine months of fiscal 2005 amounted to $6.7 million, compared to $4.1 million in the same period in the prior year. The increase of $2.6 million or 63% is primarily due to:
•	a $584,000 severance expense related to the resignation of the CEO;

•	a $923,000 increase related to professional services mainly associated with corporate governance, securities compliance and compliance with the Sarbanes-Oxley Act of 2002;

•	a $231,000 increase in recruiting fees mainly due to hiring key marketing and sales positions; and

•	a $161,000 increase in temporary labor expenses.
Sales and Marketing Expenses. Sales and marketing expenses for the first nine months of fiscal 2005 increased by $2.4 million or 96% to $4.9 million, compared to $2.5 million in the same period a year ago. Higher expenses in the first nine months of fiscal 2005 were primarily related to the addition of medical education and awareness programs for PBA, pre-launch planning activities for Neurodex, and an increase in sales and marketing personnel. As discussed above, we expect these expenses to continue to increase significantly over the next 12 months as we prepare for the commercial launch of Neurodex for PBA.
Net Loss
For the first nine months of fiscal 2005, the net loss was $29.3 million including a $7.2 million charge related to the acquisition of additional contractual rights to Neurodex. The net loss for the first nine months of fiscal 2004 was $19.6 million. The basic and diluted net loss per share was $0.29 and $0.27 for the first nine months of fiscal 2005 and 2004, respectively.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2005, we had cash, cash equivalents and investments in securities totaling $26.5 million, including cash and cash equivalents of $3.6 million, short- and long-term investments of $22.0 million and restricted investments in securities of approximately $857,000. Our net working capital balance as of

June 30, 2005 was $13.7 million. As of September 30, 2004, we had cash, cash equivalents and investments in securities totaling $25.9 million, including cash and cash equivalents of $13.5 million, short- and long-term investments of $11.6 million, and restricted investments of approximately $857,000. Our net working capital balance as of September 30, 2004 was $16.7 million. Explanations of net cash provided by or used for operating, investing and financing activities are provided below.

		Increase
	June 30,	(Decrease)	September 30,
	2005	During Period	2004
Cash, cash equivalents and investment in securities	$26,466,541	$560,012	$25,906,529
Cash and cash equivalents	$3,576,849	$(9,917,234)	$13,494,083
Net working capital	$13,742,330	$(2,911,291)	$16,653,621

	Nine Months		Nine Months
	Ended	Change	Ended
	June 30,	Between	June 30,
	2005	Periods	2004
Net cash used for operating activities	$(21,859,141)	$(3,656,629)	$(18,202,512)
Net cash used for investing activities	(12,188,579)	(3,809,299)	(8,379,280)
Net cash provided by financing activities	24,130,486	(9,961,378)	34,091,864

Net increase (decrease) in cash and cash equivalents	$(9,917,234)	$(17,427,306)	$7,510,072

Operating activities.Net cash used for operating activities amounted to $21.9 million in the first nine months of fiscal 2005, $3.7 million higher than the same period a year ago. The net cash used for operating activities in the first nine months of fiscal 2004 amounted to $18.2 million. The increase in cash used is due to the continued expansion of our medical education and awareness programs for PBA, market research, and pre-launch activities for Neurodex™, assuming the drug is approved by the FDA for marketing. Based on our current commercial development plans for Neurodex for the treatment of PBA, we expect sales and marketing expenses by the end of fiscal 2005 will be approximately double those in fiscal 2004. We expect to spend approximately $9.0 million during the next 18 months on clinical development of Neurodex in the treatment of diabetic neuropathic pain, including continuation of a Phase III clinical trial. Additionally, we expect to increase spending on preclinical research related to the development of compounds for the MIF and RCT programs in fiscal 2006. However, both of these programs will be paid or funded by our collaborative partners.
Investing activities. Net cash used by investing activities during the first nine months of fiscal 2005 amounted to $12.2 million, including investments in securities totaling $18.4 million, partially offset by sales and maturities of investments totaling $7.8 million. Net cash used for investing activities during the first nine months of fiscal 2004 amounted to $8.4 million, including investments in securities totaling $8.1 million, capital expenditures related to purchases of capital equipment totaling $90,000, and patent costs of $873,000, partially offset by sales and maturities of investments totaling $700,000. We expect that capital expenditures for property and equipment will likely increase in the coming quarters as we make accommodations in our existing facilities for additional sales and marketing personnel that will be necessary to support commercialization of Neurodex, assuming the drug is approved by the FDA. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Sales and Marketing Expenses.”)
Financing activities. Net cash provided by financing activities amounted to $24.1 million during the first nine months of fiscal 2005, consisting primarily of $24.3 million received from the sale of Class A common stock during the period. (See Note 10, “Shareholders’ Equity” in the Notes to Condensed Consolidated Financial Statements (Unaudited)). Net cash provided by financing activities amounted to $34.1 million in the first nine months of fiscal 2004, consisting primarily of $26.5 million received from the sale of Class A common stock in June 2004, and $7.6 million received from the sale of Class A common stock and warrants in December 2003.
In April 2004, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $50 million in Class A common stock. In April 2005, we amended this registration statement to increase the dollar amount of securities registered under the registration statement to $52.9 million. Our sale of Class A common stock in June 2004, representing $28.8 million in gross proceeds ($26.5 million net of underwriting discount and costs of the financing transaction) was the first transaction for the sale of Class A common stock under the existing shelf registration. In December 2004, we sold an additional $7.0 million in Class A common stock to an institutional investor at $3.00 per share. In April 2005, we sold to certain investors $17.1 million in Class A common stock ($15.9 million net of offering expenses and commissions). No more shares of Class A common stock remained available for sale under the shelf registration as of May 12, 2005.
In September 2004, Avanir entered into an equipment line of credit with GE Healthcare Financial Services for financing of up to $1.4 million. As of June 30, 2005, the outstanding balance due under the line of credit was approximately $876,000.
In March 2005, we entered into an asset purchase agreement, pursuant to which our wholly owned subsidiary, Avanir Holding Company, acquired from IriSys certain additional contractual rights to Neurodex™. As a result, through our wholly owned subsidiary, we hold the exclusive worldwide marketing rights to Neurodex for certain indications as set forth under a license agreement with the Center for Neurologic Study (“CNS”). We will be obligated to pay CNS milestone payments upon achievement of certain future events relating to the FDA’s regulatory approval process for Neurodex and a royalty on commercial sales of Neurodex, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a share of net revenues received if we sublicense Neurodex to a third party. Based on anticipated performance in 2005, we expect to pay an aggregate of $150,000 in milestones in calendar year 2005, including $75,000 paid in July 2005 and $75,000 if the FDA approves our NDA.
In connection with the asset purchase agreement, Avanir Holding Company paid IriSys a purchase price of $7,225,000 including $1,925,000 in cash and 2,000,000 shares of our Class A common stock with a fair value of $5,300,000. The fair value of the common stock was calculated at $2.65 per share using the 5-day average closing price of our common stock, beginning two days before and ending two days after the close and announcement of the agreement on March 9, 2005. (See Note 12, “Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements (Unaudited))
In June 2005, we filed shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $100 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on August 3, 2005.
MANAGEMENT OUTLOOK
We believe that cash, cash equivalents, and investments in securities of approximately $33.7 million at August 4, 2005, plus anticipated future cash from product sales (assuming that Neurodex is approved for marketing by the FDA) and licensed technologies, should be sufficient to sustain our planned level of operations for at least the next 12 months. However, to continue to fund the development of our new drug candidates and technology platforms and in anticipation of a product launch of Neurodex in 2006, we will need to raise additional capital and expect to continue to pursue various alternatives for raising capital during this period. Potential alternatives that we are considering for raising capital include, but are not limited to, partnering arrangements where partners share development costs, issuance of debt or equity securities, and licensing or sales of one or more of our platform technologies or new drug candidates. If we are unable to raise capital as needed to fund our operations, or if we are unable to reach milestones in our license agreements or enter into any new collaborative arrangements, then we may need to slow the rate of development of some of our programs or sell the rights to one or more of our drug candidates. For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see “Risk Factors.”
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
Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Emerging Issues Task Force No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.
Contract Revenue from Collaborations. Collaborative arrangements typically consist of non-refundable and/or exclusive technology access or data transfer fees, reimbursements for costs of specific research and development, and various milestone and future product royalty payments. If the delivered technology does not have standalone value or if we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered technology is deferred. Nonrefundable, up-front license or technology access fees with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through research and development collaborations or other contractual obligations, such up-front fees are deferred and recognized over the collaboration period or the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the collaboration or contractual obligations have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) there is no general right to return the delivered item(s). Payments related to substantive, performance-based milestones are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements, which represent the culmination of the earnings process. Revenue from research services is recognized during the period in which the services are performed and is based upon the number of FTE personnel working on specific project at the agreed-upon rate. Payments received in advance are recorded as deferred revenue until the research is performed, costs are incurred, or milestone is reached.
Royalty revenues. We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs, which may vary over the course of the license agreement.

Revenues from sale of royalty rights. In agreements where we have sold our rights to future royalties under license agreements and we maintain continuing involvement in earning such royalties, we defer revenues and recognize them over the life of the license agreement. For example, in the sale of an undivided interest of our Abreva® license agreement to Drug Royalty USA, revenue recognition is being determined under the units-of-revenue method. Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying (i) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect GlaxoSmithKline will pay Drug Royalty USA over the term of the agreement, by (ii) the unamortized deferred revenue amount.
Revenue arrangements with multiple deliverables. We have revenue arrangements whereby we are obligated to deliver to the customer multiple products and/or services (multiple deliverables). Such arrangements may include antibody generation services agreements and other forms of research collaborations. In accordance with EITF 00-21, we analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
Government research grant revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.
Product sales – Active Pharmaceutical Ingredient Docosanol. Revenue from product sales, which consist of sales of our active pharmaceutical ingredient docosanol, is recorded when the above criteria are met, generally when title and risk of loss have passed to the buyer upon delivery. We sell the active pharmaceutical ingredient docosanol to various licensees and ship only on written order for the materials. Total shipments generally occur fewer than five times a year. Our contracts for sales of the active pharmaceutical ingredient docosanol include buyer acceptance provisions that give our buyers the right of replacement if the delivered materials do not meet specified criteria, by giving notice within 30 days after receipt of such defective materials, and we have the option to refund or replace such defective materials. However, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot. Therefore, we recognize revenue from sales of the active pharmaceutical ingredient docosanol without providing for such contingency upon shipment.
Recognition of Expenses in Outsourced Contracts
Pursuant to management’s assessment of the progress that has been made on clinical trials and services provided in other contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods, including our largest contract, representing an $8.5 million Phase III clinical trial contract as of June 30, 2005. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $255,000. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress, and finally, management’s judgment.

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
Research and Development Expenses
Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. Up-front payments paid to collaborators, in exchange for the avoidance of potential future milestone and royalty payments on licensed technology are also charged to research and development expense when the drug is still in the development stage, has not been approved by the FDA for commercialization and concurrently has no alternative uses.
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

As of June 30, 2005, our largest group of intangible assets with finite lives was patents and patents pending for our IgE down-regulation technology, having net intangible assets of approximately $1.1 million. Any setback or failure in our IgE technology, currently in Phase I clinical development for the treatment of asthma, could cause a re-assessment of the value of this technology and possible write-down of all or a portion of the costs of these assets.
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
To date, we have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates and we expect to continue to incur substantial operating losses through at least fiscal 2006. As of June 30, 2005, our accumulated deficit was approximately $153.8 million. To achieve profitability, we would need to generate significant additional revenue with positive gross margins to offset our other operating expenses. Additionally, we intend to increase our pre-launch activities and sales and marketing efforts over the next several quarters as we await the FDA’s decision regarding the approval of Neurodex™ for the treatment of PBA.
We could also increase spending on our clinical and preclinical programs to the extent our progress in development is favorable. Although we have recently entered into attractive research collaborations with major pharmaceutical companies for two of our research programs, we continue to seek and to negotiate revenue-generating licenses and/or co-promotion arrangements for Neurodex and docosanol 10% cream, and for our other research programs for allergy/asthma and antibody technology. However, we may not find additional attractive arrangements, if at all, and any such arrangements may not provide adequate revenues to cover future operating expenses. Increases in expenditures may not be offset by new or adequate sources of revenues, and as a result, we may not achieve or maintain profitability.
We recently submitted our Neurodex clinical trial results to the FDA for review and approval. Any delay or adverse decisions in the regulatory review or approval process may harm our prospects and could harm our stock price.
We submitted the final reviewable unit that was part of a rolling submission of the NDA for Neurodex to the FDA in June 2005, and we must obtain FDA approval prior to commercialization in the United States. Any delays in the FDA’s review or approval could delay market launch and could affect the stock price and may result in additional operating losses, which would likely increase our cash requirements.
We anticipate hearing from the FDA approximately 60 days from submission regarding the formal acceptance of the NDA for review and of the status of the review (i.e., standard or priority review). Assuming that the FDA grants us priority review, we expect the FDA will take approximately six months to complete its review of the NDA. If we are assigned a standard review, we expect the FDA will take approximately ten months to complete its review of the NDA. The FDA’s official filing of an NDA is the action that begins the application’s substantive review. The FDA may refuse to file an NDA for review for many reasons, including if the submission contains insufficient data to demonstrate efficacy and/or safety. We cannot be certain that our NDA submission would be accepted for filing and reviewed by the FDA or that we would be able to respond to any requests during the review period in a timely manner without delaying potential action on our request for approval.

We also cannot be certain that Neurodex™ will receive a favorable recommendation from any FDA advisory committees or be approved for marketing by the FDA. Even if the FDA grants marketing approval for Neurodex, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. Recent public announcements regarding safety problems with certain approved drugs may affect the FDA’s policies regarding safety data for new drug applications and may result in the FDA requiring additional safety data before accepting our planned NDA submission, as well as closer surveillance after commercialization if the drug is approved.
Changes in board and management composition could adversely affect our operations.
Our President and Chief Executive Officer resigned in May 2005 and we are currently in the process of recruiting a replacement. Additionally, since September 2004, four new directors have joined our board, we have recently appointed a new chairman and we recently recruited senior-level sales and marketing personnel, including a new Senior Vice President of Sales and Marketing. We continue to recruit other senior-level sales and marketing personnel to add to our management and we anticipate that we could experience other changes in management and infrastructure as we expand our organization, prepare for the commercialization of Neurodex, and effect our transition from a research and development company to a pharmaceutical company. These changes may be disruptive, and we may experience difficulties in retaining new directors, attracting and integrating new members of the management team, and in transitioning our operating activities.
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
In order to expand our company as planned and to effect our transition to a pharmaceutical company, we will need to hire, train, retain and motivate high quality personnel, including sales and marketing personnel for the commercialization of Neurodex. Any inability to hire qualified sales and marketing personnel would harm our commercialization plans. Additionally, if we were to lose one or more of our key scientists, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained.
We have yet to market or sell Neurodex or any of our other potential products.
We have never before marketed or sold any pharmaceutical products. In order to market or co-market Neurodex, assuming it is approved by the FDA, or market any other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales management team and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise internally or through our partnering arrangements, our ability to generate revenue from product sales will likely suffer. Additionally, we face additional challenges in that PBA is not a well known syndrome and it may be necessary to incur substantial expenditures to educate doctors and patients about the condition.
In international markets, we intend to rely on collaborative partners to obtain regulatory approvals, and to market and sell our products in those markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Neurodex™, with the exception of one such agreement relating to Israel. We cannot guarantee that we will be able to enter into any other arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling Neurodex or docosanol 10% cream or our marketing collaborators’ efforts are not successful, our ability to generate revenue from product sales will suffer.
We expect that we will need to raise additional capital to fund ongoing operations through at least 2006. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our stock price and future revenues.
In order to maintain sufficient cash and investments to fund future operations and to prepare for the commercialization of Neurodex, we will need to raise additional capital. We expect to seek to raise up to $100 million of additional capital over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates, selling shares of our Class A common stock, preferred stock, or through the issuance of one or more forms of senior or subordinated debt.
•	If we raise capital through licensing or sales of one or more of our technologies or drug candidates, then we may not realize revenues from sales of any of our products that are successfully developed, approved by the FDA and marketed, or our share of such revenues may be substantially reduced. If we license any of our technologies or drug candidates, then the development of these products or technologies will no longer be in our control. A licensee might never reach any of the payment milestones in a license agreement. Further, if we sell any of our technologies or drug candidates, the sales price may not fully cover our investment in such technology or drug candidate.

•	If we raise capital by issuing additional shares of Class A common stock at a price per share less than the then-current market price per share, or securities, such as preferred stock, convertible into our Class A common stock at a discount to our current market price, the value of the shares of Class A common stock then outstanding may be reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our Class A common stock and will dilute voting rights of our other shareholders.
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
The drug development process is lengthy and capital-intensive. Since September 1998, we have spent approximately $94.7 million in preclinical and clinical studies researching the safety and efficacy of our drug candidates and potential drug candidates. If any of our drug candidates fail to demonstrate the desired safety and efficacy, we may abandon the development of the compound, in which event we would not recover our expenditures incurred to date for that compound. If a compound appears to be safe and effective in preclinical studies, we may decide to proceed with human clinical trials. The full complement of clinical trials required to obtain regulatory approval for many of our drug development programs exceeds our available capital. Because of our limited financial resources, we may be required to license the compound to a pharmaceutical company with greater financial resources in order to complete the development of the drug. We may be unable to find a large pharmaceutical company interested in licensing the drug or, if we do locate such a licensee, the proposed license terms may not be acceptable to us. In the event that we are unable to find a large pharmaceutical partner or licensee on acceptable terms, we may be forced to abandon one or more of our drug candidates.
We expect our quarterly operating results to fluctuate significantly from period-to-period for a number of reasons.
Historically, we have had only limited recurring revenue. As a result, operating results have been, and will continue to be, subject to significant quarterly fluctuations based on a variety of factors, including:
•	New partnering arrangements — We are currently seeking co-promotion or licensing partners for docosanol 10% cream and our compound targeting IgE (allergy and asthma). We are also evaluating the potential benefits of a co-promotion for Neurodex™. It is difficult to predict whether any of these discussions will result in a partnering or license arrangement and what the financial terms of such an arrangement might be.

•	Performance under partnering arrangements — The recognition of the revenue under our partnering arrangements, including our license agreements for our MIF and RCT programs, will partially depend on the efforts and performance of our licensees in reaching milestones that are outside our control. Such milestones may include specific events, such as regulatory approval, product launch, the passage of time, or reaching a sales threshold.

•	Limited rights to future Abreva® royalties — In December 2002, we sold to Drug Royalty USA the rights to a substantial portion of our future royalty revenues from sales of Abreva by GlaxoSmithKline. We will not receive any future royalty payments unless and until annual Abreva wholesale sales exceed $62 million, at which time we will receive one-half of the stated royalty rate on any excess sales. We estimate that net sales for royalty calculation purposes reached approximately 89% of the $62 million threshold in 2004. We expect that any royalty payments on these excess sales, if any, would occur only once a year, after the end of each calendar year.

•	Concentration of significant customers, suppliers and industries — Milestone payments, royalties earned, and revenues recognized from the sale of rights to royalties from a single licensee (GlaxoSmithKline) accounted for approximately 48%, 73% and 95% of our fiscal 2004, 2003 and 2002 revenues, respectively. We have now received all of the milestone payments from GlaxoSmithKline for North America. With the sale of our Abreva royalty rights to Drug Royalty USA, future royalty payments from GlaxoSmithKline will come exclusively from our remaining 50% share of Abreva royalties on contract sales in excess of $62 million a year. Additionally, we purchase the raw material docosanol from a sole foreign supplier that has been approved by the FDA for manufacturing. Any disturbances or delays in the manufacture of docosanol or other raw materials for our products and clinical research programs could seriously and adversely affect our business.

•	Acquisitions/alliances — If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or commitments, we will face a number of risks to our business. The risks that we may encounter include those associated with integrating operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired business. Our business and operating results on a quarterly basis could be adversely affected if any or our acquisition or alliance activities, to the extent they exist in the future, are not successful.

Our stock price has been highly volatile and investors may not be able to sell their shares at or above the price they pay for them.
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile. The following factors, among others, could have a significant impact on the market price of our Class A common stock:
•	Unfavorable announcements by us regarding Neurodex™, clinical trial results or results of operations;

•	Our success or failure in entering into license and/or co-promotion arrangements for our products and product candidates;

•	Delays in meeting goals or performance milestones by us or our partners;

•	Comments made by securities analysts, including changes in their recommendations;

•	Announcements of financing transactions and/or future sales of equity or debt securities;

•	Announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	Sales of our Class A common stock by our directors, officers, or significant shareholders;

•	Announcements by our competitors of clinical trial results or product approvals; and

•	Market and economic conditions.
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
We rely substantially on the protection of our intellectual property through our ownership or control of 101 issued patents and 350 patent applications. Patents and patent applications owned or licensed by us include docosanol-related products and technologies, Neurodex, compounds capable of regulating the target IgE in controlling symptoms of allergy and asthma, compounds capable of regulating the target MIF in treatment of inflammatory diseases, compounds targeting apolipoprotein A1 for the treatment of atherosclerosis, and Xenerex technologies for developing monoclonal antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:
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
We have utilized, and intend to continue utilizing, third parties to manufacture docosanol 10% cream, Neurodex™, active pharmaceutical ingredients, and supplies for our other drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have only a single supplier for the raw material docosanol and the finished product for Neurodex and we do not have any long-term agreements in place with either of these suppliers. Any delays or difficulties in obtaining Neurodex could delay our clinical trials for neuropathic pain and delay the commercialization of Neurodex for pseudobulbar affect. Additionally, although we and GlaxoSmithKline maintain a strategic reserve of docosanol to mitigate against a short-term supply disruption, any sustained disruption of our docosanol supply could harm our operations.
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
The testing, marketing, and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage for our clinical trials in the amount of $5 million per incident and $5 million in the aggregate. We expect to increase this coverage if we receive a favorable marketing approval of Neurodex by the FDA. However, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. Additionally, our insurance carriers may attempt to deny coverage in certain instances. If a suit against our business or proposed products is successful, then the lack of or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products.
Abreva® faces competition from a number of existing and well-established products and the companies that market these products.
We have the opportunity to earn royalties on Abreva if wholesale sales by GlaxoSmithKline exceed $62 million a year. We estimate that net sales for royalty calculation purposes reached approximately 89% of the $62 million threshold in 2004. Abreva competes with several other products for oral-facial herpes currently on the market in the U.S., as well as other products or potential products that are or may be under development or undergoing FDA review. Many of these products are well established and are marketed by large pharmaceutical companies with substantial resources and significant marketing experience. As a result of this competition, annual wholesales sales of Abreva may never reach a level where we will participate in further royalty income from this product.

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
At our 2005 Annual Meeting of Shareholders, the shareholders granted to the board of directors the authority to implement, within its discretion and for a period of one year, a reverse split of our Class A common stock within a range of 1:2 to 1:5. If the board of directors were to effect a reverse stock split, the bid price of the Class A common stock may not continue at a level in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split. For example, if the board of directors decided to implement a reverse stock split at a ratio of 1-for-5, the post-split market price of our Class A common stock might not continue at a level at least five times greater than the pre-split price. Accordingly, the total market capitalization of our Class A common stock after a reverse stock split, if implemented, could be lower than the total market capitalization before the reverse stock split. Additionally, the liquidity of our Class A common stock could be affected adversely by the reduced number of shares outstanding after the reverse stock split.
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
Even if we successfully preserve our intellectual property rights, other biotechnology or pharmaceutical companies may allege that our technology infringes on their rights. Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation would adversely affect our business, financial condition, and results of operations. Litigation is also time-consuming and would divert management’s attention and resources away from our operations and other activities. If we were to lose any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms, or at all. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor’s patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.
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
Interest rate sensitivity
Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.2 years as of June 30, 2005 (1.2 years as of September 30, 2004). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of June 30, 2005 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of June 30, 2005 and 2004, an increase of one percentage point in the interest rates would have resulted in increases in comprehensive losses of approximately $221,000 and $120,000, respectively.

Item 4. CONTROLS AND PROCEDURES
With the participation of the principal executive officer and principal financial officer of Avanir Pharmaceuticals (“the Registrant”), the Registrant’s management has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:
•	Information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	Information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms; and

•	The Registrant’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.
Additionally, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.
PART II OTHER INFORMATION
Items 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
Item 5. OTHER INFORMATION
     None

Item 6. EXHIBITS

Exhibits
10.1	Research, Development and Commercialization Agreement, dated April 27, 2005, by and between AVANIRP harmaceuticals and Novartis International Pharmaceutical Ltd.*

15.1	Letter on unaudited interim financial information.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Gregory P. Hanson, CMA	Vice President, Finance and Chief	August 12, 2005

Gregory P. Hanson, CMA	Financial Officer
(Principal Executive, Financial and
Accounting Officer)