Form 10-Q
period 2006-06-30
AVANIR PHARMACEUTICALS
filed 2006-08-09
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 4, 2006, the registrant had 31,732,836 shares of common stock issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 15.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Avanir Pharmaceuticals
We have reviewed the accompanying condensed consolidated balance sheet of Avanir Pharmaceuticals and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2006 and 2005, and of cash flows for the nine-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
San Diego, California
August 9, 2006

Avanir Pharmaceuticals
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,158,872	$8,620,143
Short-term investments in securities	32,766,262	14,215,005
Receivables, net	3,577,925	1,169,654
Inventories	2,560,766	27,115
Prepaid expenses	1,866,488	2,370,801

Total current assets	42,930,313	26,402,718

Investments in securities	2,444,760	3,845,566
Restricted investments in securities	856,597	856,872
Property and equipment, net	7,770,659	6,004,527
Intangible assets, net	35,866,642	3,665,086
Long-term inventories	484,386	347,424
Other assets	446,387	279,797

TOTAL ASSETS	$90,799,744	$41,401,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,891,171	$6,751,781
Accrued expenses and other liabilities	9,611,046	4,094,295
Assumed liabilities for returns and other discounts (Note 11)	6,384,089	—
Accrued compensation and payroll taxes	2,223,012	1,272,231
Deferred revenue, net	3,483,694	1,970,989
Notes payable	341,459	317,667
Capital lease obligations	161,759	26,305

Total current liabilities	29,096,230	14,433,268

Contingent consideration of the entity acquired	625,103	—

Deferred revenue, net of current portion	16,088,043	17,187,221
Notes payable, net of current portion	25,453,133	637,285
Capital lease obligations, net of current portion	331,435	9,337

Total liabilities	71,593,944	32,267,111

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2006 and September 30, 2005	—	—
Common stock – no par value, Class A, 200,000,000 shares authorized, 31,732,269 and 27,341,732 shares issued and outstanding as of June 30, 2006 and September 30, 2005, respectively (Note 2)	211,035,731	167,738,303
Unearned compensation	—	(3,477,144)
Accumulated deficit	(191,584,615)	(155,012,466)
Accumulated other comprehensive loss	(245,316)	(113,814)

Total shareholders’ equity	19,205,800	9,134,879

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,799,744	$41,401,990

See notes to condensed consolidated financial statements.

Avanir Pharmaceuticals
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Research and development services	$1,746,581	$263,014	$6,181,164	$263,014
Licenses	104,174	2,500,000	5,113,516	2,800,000
Royalties and sales of royalty rights	465,147	455,937	1,474,451	1,386,067
Government research grants	47,345	114,887	208,032	400,455
Product sales	—	—	—	17,400

Total revenues	2,363,247	3,333,838	12,977,163	4,866,936

OPERATING EXPENSES:
Research and development	9,834,721	6,470,317	27,117,970	22,952,728
Selling, general and administrative	10,105,474	5,239,076	23,366,332	11,562,262
Cost of product sales	260,164	—	260,164	3,102

Total operating expenses	20,200,359	11,709,393	50,744,466	34,518,092

LOSS FROM OPERATIONS	(17,837,112)	(8,375,555)	(37,767,303)	(29,651,156)

Interest income	551,948	179,042	1,444,536	426,021
Interest expense	(191,302)	(22,513)	(236,143)	(69,458)
Other income (expense), net	(15,029)	11,496	(10,009)	(50,575)

LOSS BEFORE INCOME TAXES	(17,491,495)	(8,207,530)	(36,568,919)	(29,345,168)
Provision for income taxes	(809)	(14)	(3,230)	(1,912)

NET LOSS	$(17,492,304)	$(8,207,544)	$(36,572,149)	$(29,347,080)

NET LOSS PER SHARE:
BASIC AND DILUTED (Note 2)	$(0.56)	$(0.31)	$(1.20)	$(1.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED (Note 2)	31,419,394	26,841,950	30,352,690	25,121,332

See notes to condensed consolidated financial statements.

Avanir Pharmaceuticals
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(36,572,149)	$(29,347,080)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	1,841,330	1,547,279
Share-based compensation expense	1,977,133	8,103
Purchased in-process research and development	2,600,000	—
Issuance of common stock in connection with the acquisition of additional contractual rights to Neurodex™	—	5,300,000
Other-than-temporary impairment of investment	—	84,252
Loss on disposal of assets	17,339	3,085
Intangible assets abandoned and impaired	350,044	234,232
Changes in operating assets and liabilities:
Receivables	(1,062,860)	116,538
Inventories	(373,496)	(352,077)
Prepaid expenses and other assets	815,521	(467,365)
Accounts payable	(732,277)	990,155
Accrued expenses and other liabilities	3,133,706	1,126,957
Accrued compensation and payroll taxes	430,817	380,831
Deferred revenue	413,527	(1,484,051)

Net cash used for operating activities	(27,161,365)	(21,859,141)

INVESTING ACTIVITIES:
Investments in securities	(59,231,954)	(18,438,209)
Proceeds from sales and maturities of investments in securities	41,950,275	7,830,113
Acquisition of businesses, net of cash acquired	(4,617,694)	—
Patent costs	(515,462)	(918,735)
Proceeds from sale of equipment	—	800
Purchases of property and equipment	(1,391,987)	(662,548)

Net cash used for investing activities	(23,806,822)	(12,188,579)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	44,797,440	24,255,141
Proceeds from issuance of notes payable	—	249,472
Payments on notes and capital lease obligations	(290,524)	(374,127)

Net cash provided by financing activities	44,506,916	24,130,486

Net decrease in cash and cash equivalents	(6,461,271)	(9,917,234)
Cash and cash equivalents at beginning of period	8,620,143	13,494,083

Cash and cash equivalents at end of period	$2,158,872	$3,576,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$236,143	$69,458
Income taxes paid	$3,230	$1,912

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued expenses for purchases of property and equipment	$109,516	$201,112
Elimination of unearned compensation against common stock	$3,477,144	$—
Issuance of promissory notes as consideration for the Alamo acquisition	$25,075,000	$—
Accrued expenses for acquisition related transaction costs	$130,570	$—
See notes to condensed consolidated financial statements.

Avanir Pharmaceuticals
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments and certain non-recurring adjustments resulting from the business combination discussed below) that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our fiscal 2005 Form 10-K on file with the SEC.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
The unaudited condensed consolidated financial statements include the accounts of Avanir Pharmaceuticals and its wholly-owned subsidiaries, Xenerex Biosciences, Alamo from the date of acquisition, Avanir Acquisition Corp. and Avanir Holding Company. Intercompany accounts and transactions have been eliminated.
Alamo was a privately owned specialty pharmaceutical company that developed and marketed pharmaceutical products with a sales force of approximately 41 representatives currently marketing FazaClo® (clozapine, USP), the only orally-disintegrating formulation of clozapine for the management of severely ill schizophrenic patients who fail to respond adequately to standard schizophrenic drug treatments. FazaClo is also indicated for reducing the risk of suicidal behavior in patients with schizophrenic or schizoaffective disorder. In addition to the sales force, Alamo employs a FazaClo Patient Registry team that is composed of dedicated healthcare, registry, call center, administrative support, data management and professional management. See Note 4, “Alamo Acquisition” for further discussion.
2. REVERSE STOCK SPLIT
On January 17, 2006, we implemented a one-for-four reverse stock split of our Class A common stock (“common stock”). All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) reflects this reverse split.
3. SIGNIFICANT ACCOUNTING POLICIES
Change in Accounting Method for Share-Based Compensation
We adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” including the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) on October 1, 2005, the first day of our fiscal 2006, using the modified prospective transition method to account for our employee share-based awards. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Our condensed consolidated financial statements as of June 30, 2006 and for the three-month and nine-month periods ended June 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of FAS 123R.
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
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the three-month and nine-month periods ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with FAS 123R. For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by FAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the three-month and nine-month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 8% for both officers and directors and 13% for other employees in the nine-month period ended June 30, 2006 based on our historical experience. In our pro forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
The adoption of FAS 123R resulted in incremental share-based compensation expense of $757,000 and $2.0 million in the three-month and nine-month periods ended June 30, 2006, respectively. The incremental share-based compensation caused our net loss to increase by the same amounts and basic and diluted loss per share to increase by $0.02 per share and $0.07 per share in the three-month and nine-month periods ended June 30, 2006, respectively. Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three-month and nine-month periods ended June 30, 2006 was comprised of the following:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Research and development expense	$160,857	$423,194
Selling, general and administrative expense	596,543	1,553,939

Share-based compensation expense before taxes	757,400	1,977,133
Related income tax benefits	—	—

Share-based compensation expense	$757,400	$1,977,133

Net share-based compensation expense per common Share – basic and diluted	$(0.02)	$(0.07)

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Share-based compensation expense from:
Stock options	$397,222	$1,044,276
Restricted stock awards	302,403	845,877
Restricted stock units	57,775	86,980

Total	$757,400	$1,977,133

Since we have a net operating loss carry-forward as of June 30, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine-month period ended June 30, 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Compensation expense relating to employee share-based awards was not recognized during the three-month and nine-month periods ended June 30, 2005.
Prior to fiscal year 2006, we accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures of FAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statement of operations for share-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.
The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of FAS 123 to share-based employee compensation for the three-month and nine-month periods ended June 30, 2005.

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(8,207,544)	$(29,347,080)
Add: Share-based employee compensation expense	—	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(703,263)	(1,419,193)

Pro forma net loss	$(8,910,807)	$(30,766,273)

Net loss per share:
Basic and diluted – as reported	$(0.31)	$(1.17)
Basic and diluted – pro forma	$(0.33)	$(1.22)
For employee stock options granted during the nine-month period ended June 30, 2005, we determined pro forma compensation expense under the provisions of FAS 123 using the Black-Scholes model and the following assumptions: (1) an expected volatility of 120%, (2) an expected term of 3.4 years, (3) a risk-free interest rate of 3.0% and (4) an expected dividend yield of 0%. The weighted average fair value of options granted during the nine-month period ended June 30, 2005 was $9.84 per share.
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

Revenue Recognition
General. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“SAB Topic 13”.) Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
Certain product sales are subject to rights of return. For these products, our revenue recognition policy is consistent with the requirements of Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”). FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if several criteria are met including that the seller be able to reasonably estimate future returns.
Certain revenue transactions include multiple deliverables. We allocate revenue to separate elements in multiple element arrangements based on the guidance in Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. We use the relative fair values of the separate deliverables to allocate revenue.
Revenue Arrangements with Multiple Deliverables. We have revenue arrangements whereby we deliver to the customer multiple products and/or services. Such arrangements have generally included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. In accordance with EITF 00-21, we analyze our multiple element arrangements to determine whether the elements can be separated. We perform our analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable when it is delivered, no revenue is allocated.
When a delivered product or service (or group of delivered products or services) meets the criteria in EITF 00-21, we allocate revenue. We determine the fair value of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use third-party evidence of fair value. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement.
License Arrangements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, or research reimbursement payments and/or exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.
Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement.
Research and Development Services. Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed, costs are incurred, or a milestone is reached.
Royalty Revenues. We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs.
Revenues from Sale of Royalty Rights. When we sell our rights to future royalties under license agreements and also maintain continuing involvement in earning such royalties, we defer recognition of any upfront payments and recognize them as revenue over the life of the license agreement. We recognize revenue for the sale of an undivided interest of our abreva license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying the following: (1) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect GlaxoSmithKline will pay Drug Royalty USA over the term of the agreement by (2) the unamortized deferred revenue amount.
Government Research Grant Revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.
Product Sales – Active Pharmaceutical Ingredient Docosanol (API Docosanol”). Revenue from sales of our API Docosanol is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met. We sell the API Docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than five times a year. Our contracts for sales of the API Docosanol include buyer acceptance provisions that give our buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give us notice within 30 days after receipt of the product. We have the option to refund or replace any such defective materials; however, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot to date. Therefore, we recognize revenue at the time of delivery without providing for any loss contingency.
Product Sales – FazaClo. As discussed in Note 4, we acquired Alamo on May 24, 2006. Alamo has one product, FazaClo (clozapine, USP), that Alamo began shipping in July 2004. At that time, FazaClo had a two-year shelf life. In June 2005, Alamo received FDA approval to extend the product expiration date to three years.

FazaClo is sold primarily to third-party wholesalers that in turn sell this product to retail pharmacies, hospitals, and other dispensing organizations. Alamo has entered into agreements with its wholesale customers, various states, hospitals, certain other medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial incentives, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights of return of the product, subject to the terms of each contract. Consistent with industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. Additionally, some dispensing organizations, such as pharmacies and hospitals, have the right to return expired product at any time.
At the present time, we are unable to reasonably estimate future returns due to the lack of sufficient historical data for FazaClo. Accordingly, we currently defer recognition of revenue on shipments of FazaClo until the right of return no longer exists, i.e. when we receive evidence that the products have been dispensed to patients. We determine when products are dispensed to patients from rebate requests that have been submitted to us by various state agencies and others. We are not able to estimate how much has been dispensed until we receive the rebate requests. Rebate requests are generally received in 90 to 120 days from the last day of the quarter in which the product was dispensed to patients.
Net deferred revenue represents the sum of all FazaClo shipments subsequent to the acquisition, net of estimated rebates and discounts, for which revenue recognition criteria have not been met. Deferred rebates and discounts are included in accrued expenses. Sales incentives are also deferred until the related product shipments are recognized as revenue. Sales incentives are classified as deductions from revenue in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The cost of product relative to deferred revenue has also been deferred and is included in inventories, categorized as inventories subject to return.
Cost of Product Sales
Cost of product sales includes direct and indirect costs to manufacture, including shipping and handling costs. Also, classified within cost of product sales is the amortization of the acquired FazaClo product rights.
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

We assess our obligations to make milestone payments that may become due under licensed or acquired technology to determine whether the payments should be expensed or capitalized. We charge milestone payments to research and development expense when:
•	The technology is in the early stage of development and has no alternative uses;

•	There is substantial uncertainty regarding the future success of the technology or product;

•	There will be difficulty in completing the remaining development; and

•	There is substantial cost to complete the work.
Purchased in-process research and development. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), we immediately charge purchased in-process research and development (“IPR&D”) to research and development expense upon acquisition when there is uncertainty in receiving future economic benefits from the acquired IPR&D. We determine the future economic benefits from the purchased IPR&D to be uncertain until such technology is approved by the FDA or when other significant risk factors are abated. See also Note 4, “Alamo Acquisition.”
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
Property and equipment
Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Property and equipment acquired in business combinations is stated at fair value estimated to be the replacement cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset or the life of the project, whichever is less, if the equipment has been purchased for a particular use. Estimated useful lives of three to five years are used on computer equipment and related software. Office equipment, furniture and fixtures are depreciated over five years. Amortization of leasehold improvements is computed using the shorter of the remaining lease term or eight years. Acquired developed software, is being amortized over its estimated useful life of five years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements, including automobiles and research and development equipment, are depreciated using straight-line method over their estimated useful lives or their related lease term, whichever is shorter.
Capitalization and Valuation of Long-Lived and Intangible Assets
In accordance with FAS 141 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. In addition, FAS 142 requires that intangible assets with finite useful lives be amortized over their respective useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method will be used. No goodwill has been recorded to date.
Intangible assets with finite useful lives also consist of capitalized legal costs incurred in connection with patents, patent applications pending and license agreements. We amortize costs of approved patents, patent applications pending and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changed. For patent and patent applications pending and trademarks that we abandon, we charge the remaining unamortized accumulated costs to expense.
In accordance with FAS 144, intangible assets and long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the review indicates that intangible assets or long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. Factors we consider important that could trigger an impairment review include the following:
•	A significant underperformance relative to expected historical or projected future operating results;

•	A significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or

•	A significant negative industry or economic trend.
4. ALAMO ACQUISITION
On May 24, 2006, pursuant to a Unit Purchase Agreement dated May 22, 2006 (the “Acquisition Agreement”), we acquired all of the outstanding equity interests in Alamo from the former members of Alamo (the “Selling Holders”) for approximately $30.0 million in consideration, consisting of approximately $4.0 million in cash, $25.1 million in promissory notes and $866,000 in acquisition related transaction costs. The results of operations of Alamo have been included in our unaudited condensed financial statements since the date of acquisition.
We also agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo (clozapine USP), Alamo’s orally disintegrating drug for the treatment of refractory schizophrenia. These earn-out payments are based on FazaClo sales in the United States from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”) and are payable to the Selling Holders as follows:
•	A promissory note that would have been issuable in the principal amount of $4,000,000 if FazaClo sales, as reported by IMS Health Incorporated, for each of the months of April and May 2006 exceeded $1,266,539. Since the closing of the acquisition, we have determined that FazaClo sales for the months April and May 2006 did not satisfy this condition and thus this promissory note will not be issued pursuant to this contingency.

•	If the preceding condition is not satisfied, then (A) a promissory note, in the principal amount of $2,000,000, payable one time if monthly FazaClo net product sales, as reported by us, exceed $1,000,000 for all three months in a given fiscal quarter during the Contingent Payment Period, and (B) an additional promissory note in the principal amount of $2,000,000, payable one time if monthly FazaClo net product sales, as reported by us, exceed $1,500,000 for all three months in a given fiscal quarter during the Contingent Payment Period.

•	A one-time cash payment of $10,450,000 if FazaClo net product sales, as reported by us, exceed $40.0 million over four consecutive fiscal quarters during the Contingent Payment Period.

•	A one-time cash payment of $25,000,000 if FazaClo net product sales, as reported by us, exceed $50.0 million over four consecutive fiscal quarters during the Contingent Payment Period.

Any of these additional revenue-based earn-out payments that are ultimately paid upon satisfying the contingent conditions above will be treated as additional consideration and recorded as goodwill.
We have also agreed to pay the Selling Holders one-half of all net licensing revenues that we received during the Contingent Payment Period from licenses of FazaClo outside of the United States (“Non-US Licensing Revenues”). Any amounts paid to the Selling Holders on Non-US Licensing Revenues will be recognized in the consolidated statement of operations in the period such amounts are paid.
Purchase Price Allocation
In accordance with FAS 141, we allocated on a preliminary basis the total purchase price of $30.0 million to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values using the purchase method of accounting. We recorded no goodwill in connection with the Alamo acquisition.
Pursuant to EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” we did not assume Alamo’s deferred revenue balance as of the acquisition date, and accordingly will not record revenue associated with product that was shipped prior the acquisition date. However, in connection with the acquisition, we assumed an obligation for future product returns, chargebacks, rebates, discounts and royalties associated with pre-acquisition shipments of FazaClo. As such, we recorded preliminary estimated liabilities for such returns and other discounts based on our estimate of the fair values of the liabilities at the acquisition date, which is classified as Assumed Liabilities for Returns and Other Discounts in the accompanying condensed consolidated balance sheets.
The preliminary fair values of the assets acquired and liabilities assumed were determined in accordance with FAS 141. Our preliminary allocation of the purchase price includes the estimated fair values of the intangible assets, including FazaClo product rights in the amount of $32.5 million, and in-process research and development (“IPR&D”) expense related to a certain new manufacturing technology for FazaClo in the amount of $2.6 million. We may adjust the preliminary purchase price allocation after obtaining final information on identifiable intangible assets acquired and on acquired tangible assets and liabilities assumed, and after assessment of the fair value of the debt issued in connection with the acquisition. We will determine the final purchase price allocation after we have obtained all information necessary to identify and quantify the assets acquired and liabilities assumed, and will finalize our analysis within one year from the date of acquisition. Items subject to change and that could impact the purchase price allocation include identifiable intangible assets, inventories, lease obligations, FazaClo registry software and database, and identification of all liabilities assumed in connection with the acquisition.
The excess fair value of the net assets acquired over the cost of the acquired entity has been recorded as a contingent liability as of the date of acquisition due to the existence of contingent consideration. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the acquired entity.

Our preliminary allocation of purchase price to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition is as follows:

Amount
Net tangible assets acquired:
Cash	$157,507
Accounts receivables	1,345,412
Inventories	2,297,117
Property and equipment	1,880,826
Other assets	498,621
Identifiable intangible assets acquired:
Purchased Intangible Assets	32,500,000
In-process research and development (to be expensed)	2,600,000

Total assets acquired	41,279,483

Liabilities assumed:
Accounts payable and accrued expenses	(3,440,899)
Assumed liabilities for returns and other discounts	(6,719,993)
Contingent liability of the entity acquired	(625,102)
Capital lease obligations	(512,717)

Total liabilities assumed	(11,298,711)

Total purchase price	$29,980,772

Identifiable Intangible Assets
We determined preliminary fair values of identifiable intangible assets acquired based on estimates and assumptions by management on projected sales and experience to date by Alamo on product returns, rebates, chargebacks and discounts. Identifiable intangible assets acquired represent the FazaClo product rights (see Note 20, “Manufacturing Service Agreements – CIMA Labs Inc.”) (the “Purchased Intangible Asset”). The preliminary fair value of the Purchased Intangible Asset is being amortized, with the annual amortization amount being the greater of amount computed using (a) the ratio that current gross revenues for FazaClo bear to the total of current and anticipated future gross revenues for FazaClo or (b) the straight-line method over the remaining preliminary estimated economic life of thirteen years.
In-Process Research and Development
We evaluated research and development projects including new manufacturing technology for FazaClo under development by CIMA Labs. As the basis for identifying whether or not the development projects represented in-process research and development (“IPR&D”), we conducted an evaluation in the context of FASB Interpretation 4 (“FIN 4: Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”). In accordance with these provisions, we examined the research and development projects to determine whether any alternative future uses existed. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives as well as our intended use of the developments. Further, we reviewed each development project to determine whether technological feasibility had been achieved. Based on our analysis, we determined that the DuraSolv technology, a certain technology being developed in collaboration with CIMA Labs for manufacturing FazaClo, was IPR&D.
In order to estimate the preliminary value of the DuraSolv technology, we used the income approach on incremental product revenues and costs that could result from manufacturing with such technology.

DuraSolv technology allows for the product to be packaged in a bottle, which is more convenient to open than the current blister packaging for FazaClo, and which we believe could result in incremental sales of approximately 10% over the current product with existing packaging. We expect to use the DuraSolv manufacturing technology to replace the current OraSolv technology for manufacturing FazaClo, assuming the manufacturing process is approved by the FDA. We applied a preliminary discount rate of 25% to value DuraSolv, which includes a risk premium over the discount rate applied to FazaClo manufactured using the OraSolv technology to account for the development risk. We determined the future economic benefits from the purchased IPR&D to be uncertain because such technology has not been approved by the FDA. No material change in pricing or manufacturing cost is anticipated. As DuraSolv was determined to be IPR&D, the preliminary estimated fair value of DuraSolv of $2.6 million was expensed for the three-month and nine-month periods ended June 30, 2006, under guidelines in FAS 141.
Pro Forma Results of Operations
The following unaudited financial information presents the pro forma results of operations and gives effect to the Alamo acquisition as if the acquisition was consummated at the beginning of fiscal 2005. This information is presented for informational purposes only, and is not intended to be indicative of any expected results of operations for future periods, or the results of operations that actually would have been realized if the acquisition had in fact occurred as of the beginning of fiscal 2005.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Pro forma net revenues (1)	$2,551,000	$3,823,000	$15,294,000	$5,741,000
Pro forma net loss (2)(3).	$(9,974,000)	$(14,448,000)	$(39,643,000)	$(50,737,000)
Pro forma net loss per basic and diluted share	$(0.32)	$(0.54)	$(1.31)	$(2.02)
Shares used for basic and diluted computation	31,419,394	26,841,950	30,352,690	25,121,332

(1)	In accordance with the provisions of EITF 01-3 we did not assume Alamo’s reported deferred revenue balance as of the acquisition date and accordingly will not record revenue associated with such deferred revenue, resulting in lower net revenues in the periods following the merger than Alamo would have achieved as a separate company.

(2)	Pro forma net loss for the periods presented included the following pro forma adjustments:
•	Amortization of Purchased Intangible Assets,

•	Interest expense associated with the notes payable issued as part of purchase price,

•	Elimination of interest expense associated with Alamo’s historical debt that was assumed by us in the acquisition, and

•	Reduction of interest income by an amount determined by applying the average rate of return for the respective periods to the decrease in our cash balance of $4.0 million used to fund the acquisition.

•	The charge of $2.6 million purchased IPR&D is not included in the pro forma results of operations. The purchased IPR&D is a one-time charge directly related to the acquisition and does not have a continuing impact on our future operations.
5. EXPANSION AND RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
On May 4, 2006, our Board of Directors authorized the relocation of our commercial and general and administrative operations. We currently occupy three laboratory buildings in San Diego, California. We are in the process of expanding our sales and marketing operations and relocating all operations other than research and development to Orange County, California and expect to sublease two of the San Diego buildings after our relocation is complete. We do not expect to vacate any buildings in San Diego until September or later in the year. On May 5, 2006, we entered into a lease for the new Orange County facilities, which consists initially of approximately 11,000 square feet of office space, increasing to 17,000 square feet in the second quarter of 2007, leased for an initial term of five years. The aggregate minimum payments over the initial term of the lease are expected to be approximately $2.8 million. In July 2006, we began moving our commercial and general and administrative operations from San Diego to Orange County.
In connection with the relocation of commercial and general administrative operations, ten positions are expected to be relocated from our San Diego office to our Orange County office by January 1, 2007. We anticipate that we will incur estimated restructuring charges of $419,000 relating to one-time termination and relocation benefits. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” a restructuring charge of $95,000 was recorded in the three-month and nine-month periods ended June 30, 2006 and included in accrued compensation and payroll taxes at June 30, 2006.
6. INVESTMENTS
Investments in securities as of June 30, 2006 and September 30, 2005 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (1)	Losses (1)	Value
As of June 30, 2006:
Certificates of deposit	$856,597	$—	$—	$856,597
Government debt securities	35,456,338	—	(245,316)	35,211,022

Total	$36,312,935	$—	$(245,316)	$36,067,619

Classified and reported as:
Short term investments:
Classified as available-for-sale				$32,766,262

Long term investments:
Classified as available-for-sale				2,444,760
Restricted investments in securities (2)				856,597

Long-term investments				3,301,357

Total				$36,067,619

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (3)	Losses (3)	Value
As of September 30, 2005:
Certificates of deposit	$956,872	$48	$—	$956,920
Government debt securities	18,074,385	—	(113,862)	17,960,523

Total	$19,031,257	$48	$(113,862)	$18,917,443

Classified and reported as:
Short term investments:
Classified as available-for-sale				$14,215,005

Long term investments:
Classified as available-for-sale				3,845,566
Restricted investments in securities (2)				856,872

Long-term investments				4,702,438

Total				$18,917,443

The following table presents the cumulative restructuring activities through June 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Balance, October 1, 2005	$—	$—
Current period expense	94,819	94,819
Payment	—	—

Balance, June 30, 2006	$94,819	$94,819

(1)	Gross unrealized losses of $245,316 on government debt securities are reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of June 30, 2006.

(2)	Represents amounts pledged to our bank as collateral for letters of credit issued in connection with our leases of office and laboratory space.

(3)	Gross unrealized gains of $48 and gross unrealized losses of $113,862 on government securities and certificates of deposit represent an accumulated net unrealized loss of $113,814, which is reported as “accumulated other comprehensive loss” on the consolidated balance sheet as of September 30, 2005.
7. RECEIVABLES, NET
Receivables as of June 30, 2006 and September 30, 2005 consist of the following:

	June 30,	September 30,
	2006	2005
Accounts receivable (1)	$2,185,371	$31,599
Unbilled receivables	1,222,734	1,010,902
Receivables	197,919	155,252

	3,606,024	1,197,753
Allowance for doubtful accounts	(28,099)	(28,099)

Receivables, net	$3,577,925	$1,169,654

(1)	Accounts receivable at June 30, 2006 included those purchased as part of the Alamo acquisition.
8. INVENTORIES
Inventories include FazaClo product and active pharmaceutical ingredients docosanol, dextromethorphan, and quinidine sulfate as of June 30, 2006 and docosanol only as of September 30, 2005, with the following carrying amounts as of those dates:

	June 30,	September 30,
	2006	2005
Finished goods	$1,747,483	$—
Raw materials	929,918	374,539
Work in progress	173,420	—
Inventories subject to return	194,331	—

Total inventories	3,045,152	374,539
Less: current portion	(2,560,766)	(27,115)

Long-term portion	$484,386	$347,424

Inventories subject to return represent the costs of FazaClo product shipped to customers that have not been recognized as cost of product sales based on our revenue recognition policies. See Note 3, “Significant Accounting Policies – Revenue Recognition – Product Sales, FazaClo,” for further discussion.

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net
Research and development equipment	$4,123,355	$(2,994,129)	$1,129,226	$3,903,735	$(2,567,843)	$1,335,892
Computer equipment and related software	2,132,716	(728,885)	1,403,831	1,038,390	(565,137)	473,253
Leasehold improvements	5,844,984	(2,195,366)	3,649,618	5,583,177	(1,641,485)	3,941,692
Office equipment, furniture and fixtures	1,230,940	(392,186)	838,754	558,911	(305,221)	253,690

Automobiles	524,675	(37,164)	487,511	—	—	—
Manufacturing equipment	261,719	—	261,719	—	—	—

Total property and equipment	$14,118,389	$(6,347,730)	$7,770,659	$11,084,213	$(5,079,686)	$6,004,527

Property and equipment at June 30, 2006 includes $1.8 million property and equipment acquired in connection with the Alamo Acquisition.
Depreciation expense related to property and equipment for the three-month and nine-month periods ended June 30, 2006 was approximately $534,000 and $1.4 million, respectively, as compared to $393,000 and $1.2 million for the three-month and nine-month periods ended June 30, 2005, respectively. Manufacturing equipment represents the tooling purchased for the manufacture of Neurodex™, which had not been placed in service as of June 30, 2006. See Note 20, “Manufacturing Service Agreements,” for further discussion.

10. INTANGIBLE ASSETS
At June 30, 2006 and September 30, 2005, the components of amortizable and indefinite-lived intangibles and certain other related information are as follows:

	June 30, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Amortizable intangible assets:
Purchased Intangible Assets	$32,500,000	$(260,164)	$32,239,836	$—	$—	$—
Patent applications pending (1)	3,205,857	(576,310)	2,629,547	3,029,127	(336,457)	2,692,670
Patents (1)	1,682,942	(735,415)	947,527	1,429,532	(506,144)	923,388
Licenses	42,461	(19,595)	22,866	42,461	(17,904)	24,557

Total intangible assets with finite lives	37,431,260	(1,591,484)	35,839,776	4,501,120	(860,505)	3,640,615
Intangible assets with indefinite lives:
Trademarks (2)	26,866	—	26,866	24,471	—	24,471

Total intangible assets	$37,458,126	$(1,591,484)	$35,866,642	$4,525,591	$(860,505)	$3,665,086

(1)	Patent applications pending and patents include the net effect of $19,000 and $60,000 (net of accumulated amortization of $4,000 and $7,000) in intangible assets abandoned during the three-month and nine-month periods ended June 30, 2006, respectively. Patent applications pending include the net effect of $37,000 and $208,000 (net of accumulated amortization of $4,000 and $22,000) in intangible assets abandoned during the three-month and nine-month periods ended June 30, 2005, respectively. We abandoned certain patents and patent applications pending related to docosanol 10% cream in selected countries where we determined there are no viable markets.

(2)	Intangible assets with indefinite useful lives include the net effect of $14,000 and $23,000 in trademarks abandoned during the three-month and nine-month periods ended June 30, 2005.
Purchased Intangible Assets consist of the FazaClo product rights (see Note 20, “Manufacturing Service Agreements – CIMA Labs Inc.”) acquired in connection with the Alamo Acquisition. Amortization expense related to amortizable intangible assets for the three-month and nine-month periods ended June 30, 2006 was approximately $331,000 and $464,000, respectively, compared to $235,000 and $338,000 for the three-month and nine-month periods ended June 30, 2005, respectively. Charges for intangible assets abandoned and impaired for the three-month and nine-month periods ended June 30, 2006 were $216,000 and $350,000, respectively, compared to $56,000 and $178,000 for the three-month and nine-month periods ended June 30, 2005, respectively. Charges for patents and patent applications pending abandoned and impaired are included in research and development expense and charges for trademarks abandoned are included in selling, general and administrative expense in our unaudited condensed consolidated statements of operations.
Based solely on the amortizable intangible assets as of June 30, 2006, the estimated annual amortization expense of intangible assets for the fiscal years ending September 30 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense

Fiscal year ending September 30:
2006 (remaining three months)	$700,000
2007	2,768,000
2008	2,775,000
2009	2,759,000
2010	2,732,000
2011	2,716,000
Thereafter	21,390,000

Total	$35,840,000

11. ASSUMED LIABILITIES FOR RETURNS AND OTHER DISCOUNTS
In connection with the Alamo Acquisition, we assumed outstanding obligations for future product returns, chargebacks, rebates, discounts and royalties associated with pre-acquisition shipments of FazaClo. As such, we recorded liabilities in the amount of $6.8 million for such returns and other discounts based on estimated fair value at the acquisition date. The following table sets forth the assumed liabilities for returns and other discounts as of June 30, 2006:

Balance, at acquisition date	$6,719,993
Payments for returns and other discounts	(335,904)

Balance, at June 30, 2006	$6,384,089

12. NET DEFERRED REVENUE
The following table sets forth as of June 30, 2006 the net deferred revenue balances for our sale of future abreva royalty rights to Drug Royalty USA, FazaClo product shipments and other agreements.

	Drug Royalty	FazaClo
	USA	Product	Other
	Agreement	Shipments	Agreements	Total
Net deferred revenue as of September 30, 2005	$19,049,877	$—	$108,333	$19,158,210
Changes during the period:
Shipments, net	—	1,141,040	—	1,141,040
License fee	—	—	860,215	860,215
Recognized as revenue during period	(1,474,212)	—	(113,516)	(1,587,728)

Net deferred revenue as of June 30, 2006	$17,575,665	$1,141,040	$855,032	$19,571,737

Classified and reported as:
Current portion of deferred revenue,	$2,058,508	$1,141,040	$284,146	$3,483,694

Deferred revenue, net of current portion	15,517,157	—	570,886	16,088,043

Total deferred revenue	$17,575,665	$1,141,040	$855,032	$19,571,737

FazaClo Product – The amount of deferred revenue from FazaClo product shipments is shown net of estimated rebates and discounts. The amount that ultimately will be recognized as net revenue in our consolidated financial statements may be different. See Note 3, “Significant Accounting Policies – Revenue Recognition – Product Sales, FazaClo,” for further discussion.

Drug Royalty Agreement – In December 2002, we sold to Drug Royalty USA an undivided interest in our rights to receive future abreva royalties under the license agreement with GlaxoSmithKline for $24.1 million (the “Drug Royalty Agreement” and the “GlaxoSmithKline License Agreement”, respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GlaxoSmithKline on sales of abreva until December 2013.
In accordance with SAB Topic 13, revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. We classified the proceeds received from Drug Royalty USA as deferred revenue, to be recognized as revenue ratably over the life of the license agreement consistent with SAB 101 because of our continuing involvement over the term of the Drug Royalty Agreement. Such continuing involvement includes overseeing the performance of GlaxoSmithKline and its compliance with the covenants in the GlaxoSmithKline License Agreement, monitoring patent infringement and adverse claims or litigation involving abreva and undertaking to find a new license partner in the event that GlaxoSmithKline terminates the agreement. The Drug Royalty Agreement contains both covenants (Section 8) and events of default (Section 10) that require such performance our part. Therefore, nonperformance on our part could result in default of the arrangement, and could give rise to additional rights in favor of Drug Royalty USA under a separate security agreement with Drug Royalty USA, which could result in loss of our rights to share in future abreva royalties if wholesale sales by GlaxoSmithKline exceed $62 million a year. Because of our continuing involvement, we recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue ratably over the life of the license agreement. Based on a review of our continuing involvement, we concluded that the sale proceeds did not meet any of the rebuttable presumptions in EITF 88-18 that would require classification of the proceeds as debt.
Docosanol License Agreement – In January 2006, we signed an exclusive license agreement (the “License Agreement”) with Kobayashi Pharmaceutical Co., Ltd. (“Kobayashi”), a Japanese corporation, to allow Kobayashi to market in Japan medical products that are curative of episodic outbreaks of herpes simplex or herpes labialis and that contain a therapeutic concentration of our docosanol 10% cream either as the sole active ingredient or in combination with any other ingredient, substance or compound (the “Products”).
The License Agreement automatically expires upon the latest to occur of (1) the tenth anniversary of the first commercial sale in Japan, (2) the last expiration date of any patent licensed under the License Agreement, or (3) the last date of expiration of the post marketing surveillance period in Japan. Pursuant to the terms of the License Agreement, we received a non-refundable know-how and data transfer fee (“License Fee”) of $860,000 in March 2006. In addition, we will be eligible to receive milestone payments of up to 450 million Japanese Yen (or up to approximately U.S. $3.9 million based on the exchange rate as of June 30, 2006), subject to achievement of certain milestones relating to the regulatory approval and commercialization of docosanol in Japan and patent and know-how royalties for sales of Products in Japan, if commercial sales commence.
Under the terms of the License Agreement, Kobayashi will be responsible for obtaining all necessary approvals for marketing, all sales and marketing activities and the manufacturing and distribution of the Products. Because the know-how and expertise related to the docosanol 10% cream are proprietary to us, we will be providing assistance to Kobayashi, upon their request, in completing additional required clinical studies and filing the new drug application (“NDA”) submission for the licensed product in Japan. As of June 30, 2006, we estimated the period of time of our continuing involvement in advising and assisting Kobayashi with additional clinical studies and obtaining regulatory approval in Japan is three years. In accordance with SAB Topic 13, revenue from the License Fee of $860,000 is deferred and being recognized over three years. We recognized $71,000 and $80,000 of the License Fee in the three-month and nine-month periods ended June 30, 2006, respectively.

13. NOTES PAYABLE
In connection with the Alamo Acquisition, we issued three promissory notes in the respective principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note” respectively) (collectively, the “Notes”). The Notes bear interest at an average rate equal to the London Inter-Bank Offered Rate, or “LIBOR,” plus 1.33%. LIBOR rate at June 30, 2006 was 5.33%. Interest accruing on the Notes is payable monthly and the principal amount of the Notes matures on May 24, 2009, provided that (i) the Selling Holders may demand early repayment of the First Note if the closing price of our common stock, as reported on the Nasdaq Global Market, equals or exceeds $15.00 per share for a total of 20 trading days in any 30 consecutive trading-day period (the “Stock Contingency”), and (ii) we must apply 20% of any future net offering proceeds from equity offerings to repay the Notes (starting with the First Note), and must repay the Notes in full if we have raised in an offering more than $100,000,000 in future aggregate net proceeds. We classified the Notes as long term, because it is not reasonably expected to require the use of existing resources.
If the Selling Holders demand repayment of the First Note following satisfaction of the Stock Contingency, we must repay the First Note within 180 days from the demand in our choice of cash or shares of common stock. If we elect to repay the First Note in shares of common stock, the shares will be valued at 95% of the average closing price of the common stock, as reported on the NASDAQ Global Market, for the five trading days prior to repayment, subject to a price floor.
We have the right to prepay, in cash or in common stock, the amounts due under the Notes at any time, provided that we may only pay the Notes in common stock if the Stock Contingency has occurred prior to the maturity date and if we have registered the shares on an effective registration statement filed with the SEC. If we elect to prepay the Notes with common stock, the shares will be valued at 95% of the average closing price of the common stock, as reported on the NASDAQ Global Market, for the five trading days prior to repayment, subject to a price floor. As described in Note 4, the assessment of the fair value is subject to receipt of final evaluation information.
14. COMPUTATION OF NET LOSS PER COMMON SHARE
Basic net (loss) earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net (loss) earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of unvested restricted shares of common stock. In the loss periods, the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the three-month and nine-month periods ended June 30, 2006 and 2005, 1,610,559 and 1,480,474 shares of common stock, respectively, issuable under our share-based compensation plans were excluded from the computation of diluted net loss per share. For the three-month and nine-month periods ended June 30, 2006 and 2005, warrants to purchase 269,305 and 1,122,053 shares of common stock, respectively, were excluded from the computation of diluted net loss per share.

15. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(17,492,304)	$(8,207,544)	$(36,572,149)	$(29,347,080)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	59,829	(46,069)	(131,502)	(46,598)

Total comprehensive loss	$(17,432,475)	$(8,253,613)	$(36,703,651)	$(29,393,678)

16. SHAREHOLDERS’ EQUITY
Unearned compensation. Pursuant to FAS 123R, unearned compensation with the balance of $3.5 million at September 30, 2005 was eliminated against common stock upon the adoption of FAS 123R on October 1, 2005. The unearned compensation was related to a restricted stock award granted to our Chief Executive Officer prior to the adoption of FAS 123R. See Note 3, “Significant Accounting Policies – Change in Accounting Method for Share-based Compensation.”
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
During the three-month period ended June 30, 2006, we issued an aggregate of 79,033 shares of common stock in connection with the exercises of employee stock options (66,533 shares at a weighted average exercise price of $6.24) and the exercise of an employee restricted stock award (12,500 shares at the purchase price of $0.004) for cash in the aggregate amount of $415,000.
As of June 30, 2006 and 2005, warrants to purchase 269,305 and 1,122,053 shares of common stock, respectively, at a weighted-average price per share of $8.92 and $7.56, respectively, remained outstanding, all of which are exercisable. As of June 30, 2006 and 2005, options to purchase 1,553,829 and 1,480,474 shares of common stock, respectively, at a weighted-average price per share of $10.44 and $8.52, respectively, remained outstanding; of these, 757,066 and 1,272,453 options were exercisable at June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, 76,730 and 0 shares of common stock, respectively, are reserved for issuance under agreements to issue shares in connection with restricted stock awards and restricted stock units (“RSUs”).

17. EQUITY INCENTIVE PLANS
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
During the three-month and nine-month periods ended June 30, 2006, share-based awards were granted under the 2003 Equity Incentive Plan (the “2003 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to our employees and consultants. Under the Plans, as of June 30, 2006, we had an aggregate of 2,213,272 shares of our common stock reserved for issuance. Of those shares, 1,510,559 were subject to outstanding options and other awards and 702,713 shares were available for future grants of share-based awards. We also issued share-based awards outside of the Plans. As of June 30, 2006, an option to purchase 100,000 shares of our common stock that was issued outside of the Plans is outstanding. None of the share-based awards is classified as a liability as of June 30, 2006.
Stock Options. Stock options are granted with an exercise price equal to the current market price of our common stock at the grant date and have 10-year contractual terms. Options awards typically vest in accordance with one of the following schedules:
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

c.	Options fully vest and become exercisable at the date of grant.
Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
Summaries of stock options outstanding and changes during the nine-month period ended June 30, 2006 are presented below.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
		price per	term	intrinsic
	Number of shares	share	(in years)	value
Outstanding, September 30, 2005	1,600,034	$8.76
Granted	540,312	$11.68
Exercised	(521,837)	$6.23
Forfeited or expired	(84,680)	$11.97

Outstanding, June 30, 2006	1,533,829	$10.44	7.3	$742,000

Exercisable, June 30, 2006	757,066	$9.05	5.1	$713,000

The weighted average grant-date fair values of options granted during the nine-month periods ended June 30, 2006 and 2005 were $7.42 per share and $9.84 per share, respectively. The total intrinsic value of options exercised during the nine-month periods ended June 30, 2006 and 2005 was $4.6 million and $192,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for options granted during the nine-month period ended June 30, 2006 were as follows:

Expected volatility	77.5%-80.4%
Weighted-average volatility	78.6%
Average expected term in years	4.5
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.5%
Expected dividend yield	0%
Restricted stock units. RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for the nine-month period ended June 30, 2006:

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, September 30, 2005	—	$—
Granted	51,480	$15.54

Unvested, June 30, 2006	51,480	$15.54

The grant-date fair value of RSUs granted during the nine-month period ended June 30, 2006 was $800,000. No RSUs were granted during the nine-month period ended June 30, 2005. As of June 30, 2006, the total unrecognized compensation cost related to unvested shares was $609,000, which is expected to be recognized over a weighted-average period of 2.6 years, based on the vesting schedules.
Restricted stock awards. Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards typically vest on the second or third anniversary of the grant date or on a graded vesting schedule over three years of employment. A summary of our unvested restricted stock awards as of June 30, 2006 and changes during the nine-month period then ended are presented below.

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, September 30, 2005	250,000	$14.22
Granted	50,250	$12.73

Unvested, June 30, 2006	300,250	$13.97

The grant-date fair value of restricted stock awards granted during the nine-month period ended June 30, 2006 was $640,000. No restricted stock awards were granted in the nine-month period ended June 30, 2005. As of June 30, 2006, the total unrecognized compensation cost related to unvested shares was $2.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.
For the nine-month period ended June 30, 2006, we received a total of $3.3 million in cash from options exercised under all share-based payment arrangements.
18. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including claims relating to employment and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on our operations or financial position.
19. LICENSE AGREEMENTS
AstraZeneca UK Limited (“AstraZeneca”). In July 2005, we entered into an exclusive license and research collaboration agreement with AstraZeneca to discover, develop and commercialize reverse cholesterol transport enhancing compounds for the treatment of cardiovascular disease. Under the terms of the agreement, we will be eligible to receive royalty payments, assuming the product is successfully developed by AstraZeneca and approved for marketing by the FDA. We are also eligible to receive up to $330 million in milestone payments contingent upon achievement of certain development and regulatory milestones performed by AstraZeneca, which could take several years of further development, including achievement of certain sales targets, if a licensed compound is approved for marketing by the FDA. Under this agreement, we received a license fee of $10 million in July 2005 and will also receive research funding of between $2.5 million to $4.0 million per year for providing research services to AstraZeneca for up to three years. AstraZeneca assumed responsibility for the development and commercialization of the product.
Novartis International Pharmaceutical Ltd. (“Novartis”). In April 2005, we entered into a research, development and commercialization agreement with Novartis for orally active small molecule therapeutics that regulate macrophage migration inhibitory factor (“MIF”) in the treatment of various inflammatory diseases. Under the terms of the agreement, we will be eligible to receive royalty payments, assuming the product is successfully developed and approved by Novartis for marketing by the FDA. We are also eligible to receive up to $198 million in milestone payments contingent upon achievement of certain development and regulatory milestones performed by Novartis, including approval for certain additional indications, and regulatory milestones, which could take several years of further development by Novartis, including achievement of certain sales targets, when and if a MIF compound is approved for marketing by the FDA. Additionally, we received a license fee of $2.5 million in May 2005 for the license fee and transfer of data and know-how of the MIF technology to Novartis. We will also receive research funding of between $1.5 million and $2.5 million per year for providing research services to Novartis for two years from the date of the agreement, or longer upon mutual agreement of the parties. Novartis assumed responsibility for all development expenses.

Payments related to substantive, performance-based milestones are recognized as license revenue upon the achievement of the milestones as specified in the agreement. Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of FTE personnel working on the project at the agreed-upon rates. During the three-month and nine-month periods ended June 30, 2006, we recognized revenues in connection with the collaborative agreements with AstraZeneca and Novartis as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Licenses	$—	$2,500,000	$5,000,000	$2,500,000
Research and development services and reimbursements	1,746,581	263,014	6,181,614	263,014

Total	$1,746,581	$2,763,014	$11,181,614	$2,763,014

20. MANUFACTURING SERVICE AGREEMENTS
Patheon. In January 2006, we entered into a manufacturing services agreement with Patheon Inc. (“Patheon”), a provider of outsourced drug manufacturing services, under which Patheon will initially serve as our sole provider of drug manufacturing services for Neurodex™ (the “Neurodex Manufacturing Agreement”). Under the terms of the Manufacturing Agreement, Patheon will be responsible for manufacturing, quality control, quality assurance and stability testing of Neurodex. The Neurodex Manufacturing Agreement is effective until December 31, 2011.
CIMA Labs Inc. In connection with the Alamo Acquisition, we acquired a development, license and supply agreement with CIMA Labs Inc., which holds intellectual property rights related to certain aspects of the development and production of FazaClo (the “FazaClo Supply Agreement”). The FazaClo Supply Agreement grants, through our Alamo subsidiary, an exclusive license to us to market, distribute and sell FazaClo. The FazaClo Supply Agreement provides royalty rates of 5% to 6%, based on annual net revenue and minimum annual royalty targets set forth in the agreement. Minimum future annual royalty payments under the agreement are as follows:

Twelve-month period ending December 31:
2006	$250,000
2007	300,000
2008 and each year thereafter and	400,000
Royalty expense is recognized in cost of product sales when revenue from FazaClo shipments is recognized. Royalty costs paid but not recognized as expense are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
21. SEGMENT INFORMATION
We currently operate our business on the basis of a single operating segment, the discovery, development and commercialization of novel therapeutics for chronic diseases. Due to the acquisition of Alamo, we are currently evaluating our reportable segments. Our chief operating decision-maker is the Chief Executive Officer, who reviews our operating results on an aggregate basis and manages our operations as a single operating segment. We have developed one commercial product, docosanol 10% cream, known as abreva in North America, we recently have begun to produce and sell FazaClo (clozapine, USP), an approved drug in the United States, and we have several other product candidates in various stages of development. We have licensed docosanol 10% cream to other companies in the world that market the product and provide us royalties on product sales. We also have exclusively licensed to AstraZeneca compounds for the potential treatment of atherosclerosis and we provide them with research and development services. We also have exclusively licensed to Novartis compounds that target macrophage migration inhibitory factor. We earn license fee and research and development service revenues from AstraZeneca and Novartis. These collaborative agreements with AstraZeneca and Novartis will also provide: (1) milestone payments if certain development and regulatory milestones are achieved, which could take several years of further development, (2) milestone payments upon achievement of certain sales targets, if the products are approved for marketing by the FDA, and (3) royalties on sales, if the products are approved for marketing by the FDA.
We categorize revenues by geographic area based on selling location. All our operations are currently located in the United States; therefore, total revenues for the three-month and nine-month periods ended June 30, 2006 and 2005 are attributed to the United States. All long-lived assets at June 30, 2006 and September 30, 2005 are located in the United States.
Revenues derived from our license agreement with AstraZeneca for the three-month and nine-month periods ended June 30, 2006 were 53% and 75%, respectively, of our total consolidated revenues. Revenues from our license agreement with Novartis for the three-month periods ended June 30, 2006 and 2005 were 21% and 83%, respectively, of our total consolidated revenues and 12% and 57% of our total consolidated revenues for the nine-month periods ended June 30, 2006 an 2005, respectively. Revenues from the sale of rights to royalties under the GlaxoSmithKline license agreement for the three-month periods ended June 30, 2006 and 2005 were 20% and 14%, respectively, of our total consolidated revenues and 11% and 28% of our total consolidated revenues for the nine-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and September 30, 2005, receivables from AstraZeneca accounted for approximately 29% and 81%, respectively, of our total net receivables. As of June 30, 2006 and September 30, 2005, receivables from Novartis accounted for approximately 6% and 5%, respectively, of our total net receivables.
22. RECENT ACCOUNTING PRONOUNCEMENTS
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

FASB Interpretation No. 48 (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
23. SUBSEQUENT EVENTS
On July 6, 2006, we entered into an exclusive license agreement (the “Agreement”) with Healthcare Brands International (“HBI”), pursuant to which we granted to HBI the exclusive rights to develop and commercialize docosanol 10% cream in the following countries: Austria, Belgium, Czech Republic, Estonia, France, Germany, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Russia, Slovakia, Slovenia, Spain, Ukraine and the United Kingdom (the “Licensed Territory”).
Pursuant to the Agreement, we will receive an upfront data and know-how transfer fee of £750,000 (approximately $1.4 million, based on the exchange rate on July 6, 2006) in exchange for providing certain data, including contents of the Marketing Authorization Application to the Swedish Medical Products Agency. We will also be eligible to receive £750,000 for each of the first two regulatory approvals for marketing in any countries in the Licensed Territory. If there is any subsequent divestiture or sublicense of docosanol by HBI (including through a sale of HBI), or any initial public offering of HBI’s securities, we will receive an additional payment related to the future value of docosanol under the Agreement. HBI will bear all expenses related to the regulatory approval and commercialization of docosanol within the Licensed Territory. HBI also has certain financing obligations, pursuant to which it will be obligated to raise a minimum amount of working capital within certain time periods following execution of the Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month and nine-month periods ended June 30, 2006 may also be referred to as the third quarter of fiscal 2006 and first nine months of fiscal 2006, respectively.
EXECUTIVE OVERVIEW
Avanir Pharmaceuticals is focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. Our products and product candidates address therapeutic markets that include the central nervous system, cardiovascular disorders, inflammatory and infectious diseases. We currently market FazaClo, the only orally-disintegrating formulation of clozapine for the management of severely ill schizophrenic patients who fail to respond adequately to standard schizophrenic drug treatments. Our lead product candidate, Neurodex™ for the treatment of involuntary emotional expression disorder (“IEED”) also known as pseudobulbar affect (“PBA”) or emotional lability is the subject of a new drug application (“NDA”) under priority review with the U.S. Food and Drug Administration (“FDA”). Our research and drug discovery programs are focused primarily on small molecules that can be taken orally as therapeutic treatments.
Our recent developments are as follows:
•	On July 6, 2006, we entered into an exclusive agreement with Healthcare Brands International (“HBI”) to develop and market our docosanol 10% cream as a treatment for cold sores in the European Union, (with the exception of Denmark, Finland, Greece, Italy, and Sweden, all of which are covered by previous license grants from us) Russia and Ukraine. The agreement provides for us to receive an upfront fee of £750,000 (approximately $1.4 million, based on the exchange rate on July 6, 2006) at signing, plus aggregate milestone payments of up to £1,500,000 if 10% docosanol cream receives certain regulatory approvals in the licensed territory. Additionally, if there is any subsequent divestiture or sublicense of 10% docosanol cream by HBI (including through a sale of HBI), or any initial public offering of HBI’s securities, we will receive a payment calculated based on a percentage of the assigned value of 10% docosanol cream to the overall value of the transaction. HBI will be responsible for all expenses related to the regulatory approval and commercialization of 10% docosanol cream in the territory.

•	On June 29, 2006, we were notified that we had been awarded a $2.0 million research grant from the National Institutes of Health/National Institute of Allergy and Infectious Disease (“NIH”) for ongoing research and development related to our fully human monoclonal antibody for the treatment of post-exposure anthrax infection (the “Anthrax Antibody”). Under the terms of the grant, the NIH will reimburse us for up to $2.0 million in certain expenses (including expenses incurred in the 90 days preceding the grant award date) related to the establishment of a cGMP manufacturing process and the testing of efficacy of the Anthrax Antibody in non-human primate animal models.

•	On June 19, 2006, we were advised that the FDA extended the review period for our NDA for Neurodex™ for the treatment of IEED/PB. Accordingly, we expect the FDA to take action on October 30, 2006 (the “PDUFA date”), based on our estimates of the timing for the priority review. However, the action may be delayed if there are questions from the FDA about our NDA.

•	On May 24, 2006, we acquired Alamo Pharmaceuticals, LLC (“Alamo”) as an indirect wholly owned subsidiary. Because the acquisition occurred about the middle of the third quarter of fiscal 2006, the full impact on operating expenses and interest expense associated with the acquisition will not be reflected until the fourth quarter of fiscal 2006. See Note 4, “Alamo Acquisition,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

•	On May 4, 2006, our Board of Directors authorized a space restructuring plan and the relocation of our commercial and general and administrative operations. We currently occupy three laboratory buildings in San Diego, California. We are in the process of relocating all operations other than research and development to Orange County, California and expect to sublease two of the San Diego buildings after our relocation is complete. On May 5, 2006, we entered into a lease for the new Orange County facilities, which consists initially of approximately 11,000 square feet of office space, increasing to 17,000 square feet in the second quarter of 2007, leased for an initial term of five years. The aggregate minimum payments over the initial term of the lease are expected to be approximately $2.8 million.

•	On April 3, 2006, The NASDAQ Stock Market approved our application for listing our common stock for trading on the NASDAQ Global Market (formerly the NASDAQ National Market System). On April 11, 2006, our stock began trading on the NASDAQ under the stock symbol “AVNR” simultaneously with the discontinuation of trading on the American Stock Exchange.
We are currently developing Neurodex for the treatment of IEED/PBA, and for the treatment of painful diabetic neuropathy. IEED/PBA is a complex neurological syndrome that is characterized by a lack of control of emotional expression, typically episodes of involuntary or exaggerated motor expression of emotion such as laughing and/or crying or weeping when the patient does not feel those emotions or in an exaggerated amount. IEED/PBA afflicts patients with neurological disorders such as amyotrophic lateral sclerosis (“ALS”), Alzheimer’s disease (“AD”), multiple sclerosis (“MS”), stroke, traumatic brain injury and Parkinson’s disease. While the exact number is unknown, the medical literature indicates that there are approximately 800,000 to 1,000,000 patients who have IEED/PBA in North America. Based on existing medical literature, independent surveys and our latest market research, we now believe that there are likely over a million patients in the U.S. suffering from IEED/PBA. In addition, we believe that the availability of an FDA-approved treatment option for these patients may lead to the diagnosis of additional patients, much like what happened when the first drug to treat depression was launched. If the FDA approves Neurodex, it would be the first drug approved for the treatment of IEED/PBA. Additionally, we are currently engaged in a Phase III clinical trial with Neurodex in patients with painful diabetic neuropathy and we are evaluating Neurodex for use for other clinical indications.
We have two programs in Phase I clinical development. One development program is for the treatment of atherosclerosis and is partnered with AstraZeneca. In the second half of December 2005, we successfully submitted an investigational new drug application (“IND”) to the FDA for a compound under development, AZD-26452 (also known as AVP2479), that acts as a reverse cholesterol transport enhancer. AstraZeneca paid us $5.0 million in connection with the achievement of this milestone under the agreement. Our other development program is for AVP-13358 (a selective cytokine inhibitor) and various backup compounds that are currently being evaluated in the treatment of systemic lupus erythematosus (“SLE”) .
Our pre-clinical research program targeting macrophage migration inhibitory factor (“MIF”) in the treatment of inflammatory diseases is partnered with Novartis International Pharmaceutical Ltd.

(“Novartis”). Using our proprietary Xenerex™ technology, we continue to conduct research to develop injectable human monoclonal antibody products for anthrax and other infectious diseases.
Our first commercialized product, docosanol 10% cream, (sold as abreva by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. Subsequent to the acquisition of our subsidiary Alamo in May 2006, we market FazaClo (clozapine, USP), the only orally disintegrating formulation of clozapine for the management of severely ill schizophrenic patients who fail to respond adequately to standard schizophrenic drug treatments. FazaClo is also indicated for reducing the risk of suicidal behavior in patients with schizophrenic or schizoaffective disorder.
The following chart illustrates the status of research and development activities for our products, product candidates and licensed technologies that are commercialized or under development.
We have historically sought to maintain flexibility in our cost structure by actively managing outsourced functions, such as clinical trials, legal counsel, documentation and testing of internal controls, pre-clinical development work, and manufacturing, warehousing and distribution services, rather than maintaining all of these functions in house. We believe the benefits of outsourcing, including being flexible and being able to rapidly respond to program delays or successes far outweigh the higher costs often associated with outsourcing at this stage of our development. Although with the acquisition of Alamo and as we prepare for the potential commercial launch of Neurodex, we expect more of these functions may be brought in-house.
If the Neurodex NDA is approved by the FDA, we intend to begin marketing and selling the product within several months of receiving product approval with an agreeable label. We have made tremendous strides in the transformation of our business from a research and development organization into a vertically integrated pharmaceutical company. In order to facilitate that transformation, we are continuing to build the necessary infrastructure to support the potential commercial launch of Neurodex. With the acquisition of Alamo and our existing commercial infrastructure, we have filled most of the key commercial positions at this time. The next major commercial expansion will be the hiring of an additional 75 sales representatives subject to FDA approval of Neurodex. We are in the process of developing our sales and marketing strategy and are continuing to recruit sales and marketing personnel for key positions within the organization.
We intend to continue to seek partnerships with pharmaceutical companies to help fund research and development programs in exchange for sharing in the rights to commercialize new drugs. We may also seek to develop new drug candidates through research collaborations with other pharmaceutical companies, allowing us to share the risks and the opportunities that come from such development efforts. Additionally, we may acquire other drugs to leverage the infrastructure and sales organization if Neurodex is approved by the FDA for IEED/PBA. We expect that our selling, marketing, development and other operational costs will continue to exceed revenues from existing sources through at least fiscal 2007. Trends in revenues and various types of expenses are discussed further in the “Results of Operations.”
We will need to raise additional capital to prepare for and execute a product launch of Neurodex™ for IEED/PBA, if approved by the FDA, and to fund our ongoing clinical trials for Neurodex for painful diabetic neuropathy, as well as selected research and other operating activities. We may seek to raise this additional capital at any time prior to the planned launch of Neurodex and may do so through various financing alternatives, including licensing or sales of our technologies and drug candidates, selling shares of common or preferred stock, or through the issuance of one or more forms of senior or subordinated debt. Our future capital needs will depend substantially on our ability to reach predetermined milestones under our existing collaboration agreements, as well as the economic terms and the timing of any new partnerships or collaborative arrangements with pharmaceutical companies under which we would expect our partners to fund the costs of such activities. If we are unable to raise capital as needed to fund our operations, or if we are unable to reach these milestones or enter into any such collaborative arrangements, then we may need to slow the rate of development of some of our programs or sell the rights to one or more of our drug candidates, and our commercialization plans for Neurodex may be adversely affected. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
Our address of record is 11388 Sorrento Valley Road, San Diego, California 92121. Our telephone number is (858) 622-5200 and our e-mail address is info@avanir.com. Additional information about Avanir can be found on our website, at www.avanir.com, and in our periodic and current reports filed with the SEC. Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and online at www.sec.gov and our website. No portion of our corporate or product websites are incorporated by reference into this report.
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
Share-based compensation expense
We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“FAS 123R”). Effective October 1, 2005, we adopted FAS 123R, including the provisions of SAB 107, and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total compensation costs for our share-based payments recognized in the three-month and nine-month periods ended June 30, 2006 was $757,000 and $2.0 million, respectively. Selling, general and administrative expense in the three-month and nine-month periods ended June 30, 2006 included share-based compensation of $596,000 and $1.6 million, respectively. Research and development expense in the three-month and nine-month periods ended June 30, 2006 included share-based compensation of $161,000 and $423,000, respectively.
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
If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Because changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the SEC’s Staff

Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, the value derived from that model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The guidance in FAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
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
For purpose of estimating the fair value of stock options granted during the nine-month period ended June 30, 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted average of 78.6%). If our stock price volatility assumption were increased to 88.8%, the weighted average estimated fair value per share of stock options granted during the nine-month period ended June 30, 2006 would increase by $0.79, or 11%. The volatility percentage assumed in the nine-month period ended June 30, 2006 was based on the historical prices of our common stock.
The expected term of options granted is based on our analyses of historical employee terminations and option exercises (weighted average of 4.5 years for the nine-month period ended June 30, 2006) which, if increased to 5.5 years, would increase the weighted average estimated fair value per share of stock options granted during the nine-month period ended June 30, 2006 by $0.78 or 10%.
The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant (weighted average of 4.5% for the nine-month period ended June 30, 2006) which, if increased to 5.4%, would increase the weighted average estimated fair value per share of stock options granted during the nine-month period ended June 30, 2006 by $0.27 or 4%.
The pre-vesting forfeiture rate is estimated using historical option cancellation information (weighted average of 8.0% for both officers and directors and 13% for employees for the nine-month period ended June 30, 2006) which, if decreased to 3.0% for officers and directors and 8.0% for employees, would increase the share-based compensation expense for the nine-month period ended June 30, 2006 by $185,000 or 9%. See Note 3, “Significant Accounting Policies – Change in Accounting Method for Share-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed discussion.
Revenue Recognition
General. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Certain product sales are subject to rights of return. For these products, our revenue recognition policy is consistent with the requirements of Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”). FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if several criteria are met, including that the seller be able to reasonably estimate future returns.
Certain revenue transactions include multiple deliverables. We allocate revenue to separate elements in multiple element arrangements based on the guidance in Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. We use the relative fair values of the separate deliverables to allocate revenue.
Revenue Arrangements with Multiple Deliverables. We have revenue arrangements whereby we deliver to the customer multiple products and/or services. Such arrangements have generally included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. In accordance with EITF 00-21, we analyze our multiple element arrangements to determine whether the elements can be separated. We perform our analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable when it is delivered, no revenue is allocated.
When a delivered product or service (or group of delivered products or services) meets the criteria in EITF 00-21, we allocate revenue. We determine the fair value of a separate deliverable using the price we charge other customers when we sell that product or service separately; however if we do not sell the product or service separately, we use third-party evidence of fair value. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement.
License Arrangements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, or research reimbursement payments and/or exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.
Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement.
Research and Development Services. Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed, costs are incurred, or a milestone is reached.
Royalty Revenues. We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of unsaleable returns, managed care chargebacks, cash discounts, freight and warehousing, and miscellaneous write-offs.
Revenues from Sale of Royalty Rights. When we sell our rights to future royalties under license agreements and also maintain continuing involvement in earning such royalties, we defer recognition of any upfront payments and recognize them as revenue over the life of the license agreement. We recognize revenue for the sale of an undivided interest of our abreva license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenue to be recognized as revenue in each period is calculated by multiplying the following: (1) the ratio of the royalty payments due to Drug Royalty USA for the period to the total remaining royalties that we expect GlaxoSmithKline will pay Drug Royalty USA over the term of the agreement by (2) the unamortized deferred revenue amount.
Government Research Grant Revenue. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.
Product Sales – Active Pharmaceutical Ingredient Docosanol (API Docosanol”). Revenue from sales of our API Docosanol is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met. We sell the API Docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than five times a year. Our contracts for sales of the API Docosanol include buyer acceptance provisions that give our buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give us notice within 30 days after receipt of the product. We have the option to refund or replace any such defective materials; however, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot to date. Therefore, we recognize revenue at the time of delivery without providing any loss contingency.
Product Sales – FazaClo. As discussed in Note 4, “Alamo Acquisition,” in the Notes to Condensed Consolidated Financial Statements (Unaudited), we acquired Alamo Pharmaceuticals LLC (“Alamo”) on May 24, 2006. Alamo has one product, FazaClo (clozapine, USP), that Alamo began shipping in July 2004 in 48-pill units. At that time, FazaClo had a two-year shelf life. In June 2005, Alamo received FDA approval to extend the product expiration date to three years. In October 2005, Alamo began to ship 96-pill units and accepted returns of unsold or undispensed 48-pill units.
FazaClo is sold primarily to third-party wholesalers that in turn sell this product to retail pharmacies, hospitals, and other dispensing organizations. Alamo has entered into agreements with its wholesale customers, various states, hospitals, certain other medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial incentives, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights of return of the product, subject to the terms of each contract. Consistent with industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. Additionally, some dispensing organizations, such as pharmacies and hospitals, have the right to return expired product at any time.
At the present time, we are unable to reasonably estimate future returns due to the lack of sufficient historical data for FazaClo. Accordingly, we currently defer recognition of revenue on shipments of FazaClo until the right of return no longer exists, i.e. when we receive evidence that the products have been dispensed to patients. We determine when products are dispensed to patients from rebate requests that have been submitted to us by various state agencies and others. We are not able to estimate how much has been dispensed until we receive the rebate requests. Rebate requests are generally received in 90 to 120 days from the last day of the quarter in which the product was dispensed to patients.
Net deferred revenue represents the sum of all FazaClo shipments subsequent to the acquisition, net of estimated rebates and discounts, for which revenue recognition criteria have not been met. Deferred rebates and discounts are included in accrued expenses. Sales incentives are also deferred until the related product shipments are recognized as revenue. Sales incentives are classified as deductions from revenue in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The cost of product relative to deferred revenue has also been deferred and is included in inventories, categorized as inventories subject to return.
Cost of Product Sales
Cost of product sales includes direct and indirect costs to manufacture, including shipping and handling costs. Also, classified within cost of product sales is the amortization of the acquired FazaClo product rights.
Recognition of Expenses in Outsourced Contracts
Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, we recognize expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of our contracts extend across multiple reporting periods, including our largest contract, representing an $8.9 million Phase III clinical trial contract as of June 30, 2006. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our quarterly operating expenses by approximately $267,000.
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
We assess our obligations to make milestone payments that may become due under licensed or acquired technology to determine whether the payments should be expensed or capitalized. We charge milestone payments to research and development expense when:
•	The technology is in the early stage of development and has no alternative uses;

•	There is substantial uncertainty regarding the future success of the technology or product;

•	There will be difficulty in completing the remaining development; and

•	There is substantial cost to complete the work.
Acquired in-process research and development. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), we immediately charge purchased in-process research and development (“IPR&D”) to research and development expense upon acquisition when there is uncertainty in receiving future economic benefits from the acquired IPR&D. We determine the future economic benefits from the acquired IPR&D to be uncertain until such technology is approved by the FDA or when other significant risk factors are abated. See also Note 4, “Alamo Acquisition – In-Process Research and Development” in the Notes to Condensed Consolidated Financial Statements (Unaudited.)
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
Capitalization and Valuation of Long-Lived and Intangible Assets
In accordance with FAS 141 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. In addition, FAS 142 requires that intangible assets with finite useful lives be amortized over their respective useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”.) The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method will be used. No goodwill has been recorded to date.
Intangible assets with finite useful lives also consist of capitalized legal costs incurred in connection with patents, patent applications pending and license agreements. We amortize costs of approved patents, patent applications pending and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter. For patents pending, we amortize the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. We re-assess the useful lives of patents when they are issued, or whenever events or changes in circumstances indicate the useful lives may have changed. For patent and patent applications pending and trademarks that we abandon, we charge the remaining unamortized accumulated costs to expense.
In accordance with FAS 144, intangible assets and long-lived assets, except for goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the review indicates that intangible assets or long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. Factors we consider important that could trigger an impairment review include the following:
•	A significant underperformance relative to expected historical or projected future operating results;

•	A significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or

•	A significant negative industry or economic trend.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND 2005
Revenues
Total revenues decreased to $2.4 million for the three-month period ended June 30, 2006, compared to $3.3 million for the three-month period ended June 30, 2005. Revenues in the third quarter of fiscal 2006 included $1.7 million in research and development service revenues generated from our collaborative agreements with AstraZeneca and Novartis executed in July 2005 and April 2005, respectively, $465,000 from the recognition of revenue related to the sale of an undivided interest in our abreva license agreement to Drug Royalty USA and $104,000 from recognition of revenue under the Kobayashi license agreement entered into in the second quarter of fiscal 2006. Revenue in the third quarter of fiscal 2005 included $2.5 million and $263,000 from revenues from license fees and research and development services, respectively, from the Novartis agreement, $456,000 from the recognition of deferred revenue and $115,000 from government research grants.
Revenue-generating contracts that remained active as of June 30, 2006 include license agreements with AstraZeneca and Novartis, nine docosanol 10% cream license agreements and one Neurodex™ sublicense. Partnering, licensing and research collaborations have been, and will continue to be, an important part of our business development strategy. We intend to partner with pharmaceutical companies that can help fund our research in exchange for sharing in the rights to commercialize new drugs resulting from this research. Research collaborations also represent an important way to achieve our development goals, while sharing in the risks and the opportunities that come from such development efforts.
Operating Expenses
Total operating expenses increased by $8.5 million, or 73%, to $20.2 million for the three-month period ended June 30, 2006, compared to $11.7 million for the same period in fiscal 2005. The increase in operating expenses was caused by a $4.9 million, or 93%, increase in selling, general and administrative expenses and $3.4 million, or 52%, increase in research and development expenses. These and other costs and trends are more fully described below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating expenses:
Research and development	49%	55%	53%	66%
Selling, general and administrative	50%	45%	46%	34%
Costs of sales	1%	—%	1%	—%

Total operating expenses	100%	100%	100%	100%

Research and development (“R&D”) expenses. R&D expenses for the three-month periods ended June 30, 2006 and 2005 were $9.8 million and $6.5 million, respectively. R&D expenses in the third quarter of fiscal 2006 were related to a Phase III clinical trial of Neurodex for the treatment of painful diabetic neuropathy, responses to the FDA associated with the NDA submission of Neurodex for the treatment for IEED/PBA, continuation of the open label safety study of Neurodex in the treatment for IEED/PBA, and a Phase I clinical trial of our leading compound for the selective cytokine inhibitor. R&D expenses also included pre-clinical research related to antibody development programs and the compounds that regulate MIF and a potential assay for screening for reverse cholesterol transport enhancing compounds (“RCT Research”). The latter two research programs are funded by our collaborative partners. Approximately 15% and 5% of our program spending for the three-month period ended June 30, 2006 and 2005, respectively, was in connection with such research and development services funded by our partners. The higher R&D expenses in the three-month period ended June 30, 2006 was attributable to a $2.6 million charge for in-process R&D acquired in connection with the Alamo acquisition. See Note 4, “Alamo

Acquisition – In-Process Research and Development” in the Notes to Condensed Consolidated Financial Statements (Unaudited.)
The following table sets forth the status of, and costs attributable to, our proprietary research and clinical development programs.
Research and Development Projects and Expenses

					Inception	Estimated Cost
	Three Months Ended		Nine Months Ended		Through	to License or
	June 30,		June 30,		June 30,	Complete
	2006 (1)	2005 (1)(4)	2006 (1)	2005 (1)(4)	2006 (1)(2)(4)	Project (1)(3)
Company-funded Projects:
Development programs for Neurodex, selective cytokine inhibitor and other programs projected through fiscal 2007 (3)	$5,699,956	$4,687,634	$19,000,765	$18,501,967	$96,770,258	$30M to $40M

Partner-funded Projects:
Reverse cholesterol transport and MIF inhibitor research programs (4)	1,488,363	1,655,169	5,303,597	4,046,144	24,486,399	Funded by Partners

Government-funded Projects:
Preclinical research on various projects. Funding for the anthrax research project has been completed	46,402	127,514	213,608	404,617	2,699,394	$—

Purchased in-process R&D (5)	2,600,000	—	2,600,000	—	2,600,000

Total	$9,834,721	$6,470,317	$27,117,970	$22,952,728	$126,556,051

(1)	Each project includes an allocation of laboratory occupancy costs. “M” refers to millions. Estimated costs and timing to complete the projects are subject to the availability of funds. For each of the projects set forth in the table, other than Neurodex for IEED/PBA (which we intend to market ourselves), the reverse cholesterol transport and the MIF inhibitor programs (both of which we have partnered), we may seek development partners or licensees to defray part or all of the ongoing development costs.

(2)	Inception dates are on or after October 1, 1998, at which time we began identifying and tracking program costs.

(3)	Assumes completion of development of Neurodex in the treatment of IEED/PBA and for one Phase III clinical trial in the treatment of painful diabetic neuropathy and continuation of Phase I studies of our selective cytokine inhibitor program. Projected spending thereafter will be subject to progress made in research that is currently underway.

(4)	Includes expenses funded by us prior to partnering these projects in the amounts of $1.3 million and $3.7 million for the three-month and nine-month periods ended June 30, 2005, respectively, and $16.8 million since inception through June 30, 2006 .

(5)	See Note 4, “Alamo Acquisition.”
We expect that increases in R&D spending for painful diabetic neuropathy and potentially other indications will be partially offset by the expected decline in spending related to IEED/PBA in the coming years as we continue Phase III clinical trials of Neurodex in the treatment of painful diabetic neuropathy. All future R&D spending on compounds that regulate MIF and reverse cholesterol transport enhancing compounds is expected to be fully reimbursed by our collaborative partners. We expect that spending on our selective cytokine inhibitor program and on development of monoclonal antibodies will depend in part on the progress that we make in these programs and on our strategy for partnering these programs or in obtaining additional government grants, so that we are able to defray part or all of these ongoing development costs.
Status of R&D Programs and Plans – Company-funded Projects
Neurodex™ for the treatment of Involuntary Emotional Expression Disorder/Pseudobulbar Affect. We completed the submission of the Neurodex NDA to the FDA in January 2006, and the submission was accepted by the FDA for filing. The FDA subsequently extended the NDA review period to allow time to review additional safety data that we submitted. Based on this extension, we currently expect the FDA will take action on the NDA by October 30, 2006. However, this could be delayed if there are questions by the FDA about our NDA. We have been engaged in an open-label safety study for the treatment of IEED/PBA in a broad pool of patients who have IEED/PBA associated with their underlying neurodegenerative disease or condition. We expect to continue this open-label study until the drug, if approved, is available to patients through prescription channels. In June 2004, we successfully completed the treatment phase of a Phase III clinical trial of Neurodex for the treatment of IEED/PBA in 150 patients with multiple sclerosis. Prior to engaging in these recent and current ongoing studies, we successfully completed the initial Phase III clinical trial of IEED/PBA in 140 patients with ALS in May 2002.
Neurodex for the treatment of painful diabetic neuropathy. In June 2005, we initiated our first Phase III clinical trial of Neurodex in patients who have painful diabetic neuropathy and we are currently evaluating the balance of our development plan. Simultaneously, we are evaluating commercial development alternatives for this indication, including continuing development on our own (including conducting a second Phase III clinical trial) or co-promotion/licensing opportunities in which a partner would fund the second trial. Estimated timing to complete the first Phase III clinical trial from when it was started is up to two years. There can be no assurances that we will choose or be able to negotiate a licensing and/or co-promotion arrangement for Neurodex in the treatment of painful diabetic neuropathy on attractive terms, if at all.
Development program for selective cytokine inhibitor. In November 2005, we completed a multi-rising dose Phase Ib safety trial of AVP-13358 and anticipate we will submit the results to the FDA by the end of the fourth quarter of fiscal 2006 for evaluation. We are currently evaluating several therapeutic indications for this program. In 2004 we completed the first Phase Ia clinical trial of AVP-13358 in 54 healthy volunteers. The placebo-controlled study was intended to assess safety, tolerability and pharmacokinetics following single rising oral doses. Results of the Phase Ia study suggest AVP-13358 was well tolerated at all single rising doses up through 15 milligrams. The study also demonstrated AVP-13358 was detectable in the bloodstream at all doses administered and remains in circulation long enough to allow potentially once or twice daily dosing.
Status of R&D Programs and Plans – Partner-funded Projects
AstraZeneca UK Limited ("AstraZeneca") In July 2005, we entered into an exclusive license and research collaboration agreement with AstraZeneca to discover, develop and commercialize reverse cholesterol transport enhancing compounds for the treatment of cardiovascular disease. Under the terms of the agreement, we will be eligible to receive royalty payments, assuming the product is successfully developed by AstraZeneca and approved for marketing by the FDA. We are also eligible to receive up to $330 million in milestone payments contingent upon achievement of certain development and regulatory milestones performed by AstraZeneca, which could take several years of AstraZeneca's further development, including achievement of certain sales targets, if a licensed compound is approved for marketing by the FDA. Under this agreement, we received a license fee of $10 million in July 2005 for the rights to the licensed compounds. We also provide certain research services on projects assigned to us by AstraZeneca. Revenue from research services provided to AstraZeneca amounts to between $2.5 million and $40 million per year for up to three years from the date of the agreement. AstraZeneca is responsible for the development and commercialization of the product.

Novartis International Pharmaceutical Ltd. ("Novartis"). In April 2005, we entered into a research, development and commercialization agreement with Novartis for orally active small molecule therapeutics that regulate macrophage migration ihibitory factor ("MIG") in the treatment of various inflammatory diseases. Under the terms of the agreement, we will be eligible to receieve royalty payments, assuming the product is successfully developed and approved by Novartis for marketing by the FDA. We are also eligible to receive up to $198 million in milestone payments contingent upon achievement of certain development and regulatory milestones performed by Novartis, including approval for certain additional indications, and regulatory milestones, which could take several years of Novartis' further development, including achievement of certain sales targets, if a licensed compound is approved for marketing by the FDA. Under this agreement, we received a license fee of $2.5 million in May 2005 in connection with the transfer of data and know-how of the MIF technology to Novartis. We also provide certain research services on projects assigned to us by Novartis. Revenue from research services provided to Novartis amounts to between $1.5 million and $2.5 million per year for two years from the date of the agreement, or longer upon mutual agreement of the parties. Novartis is responsible for development of the compounds.
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
Our anthrax antibody was in preclinical development for use as a prophylactic and therapeutic drug to treat anthrax infections and was funded by a two-year $750,000 federal (SBIR) research grant. The grant was completed in the quarter ended March 31, 2006. On June 29, 2006 we were notified that we had been awarded a $2.0 million research grant from the NIH for ongoing research and development related to our anthrax antibody. Under the terms of the grant, the NIH will reimburse us for up to $2.0 million in certain expenses (including expenses incurred in the 90 days preceding the grant award date) related to the establishment of a cGMP manufacturing process and the testing of efficacy of the anthrax antibody.
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
Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $10.1 million for the three-month period ended June 30, 2006, compared to $5.2 million for the three-month period ended June 30, 2005. These increased expenses primarily relate to a $2.1 million increase in expenses related to the continued expansion of our pre-launch activities and market research for Neurodex for the treatment of IEED/PBA, as well as the hiring of additional sales and marketing personnel; $1.7 million in expenses from operations of Alamo; $597,000 in share-based compensation expense; a $352,000 increase in expenses related to increases in headcount and compensation levels in general and administrative areas; and a $283,000 increase in legal fees; and.
Based on our current commercial development plans for Neurodex for the treatment of IEED/PBA, we expect sales and marketing expenses in the fourth quarter of fiscal 2006 and first half of fiscal 2007 will continue to increase, although the timing and pace of these increases is difficult to predict and will be subject to fluctuation depending on the action taken by the FDA on our NDA in the first quarter of fiscal 2007. We expect that costs related to professional services associated with compliance with the Sarbanes-Oxley Act of 2002 will decline from fiscal 2006 levels, although we expect offsetting increases in connection with compliance with healthcare laws and regulations.
Cost of product sales. Cost of product sales for the quarter ended June 30, 2006 represents amortization of the acquired FazaClo product rights.

Share-Based Compensation
Through fiscal 2005, we accounted for our stock plans using the intrinsic value method. Effective at the beginning of fiscal 2006, we adopted FAS 123R and elected to adopt the modified prospective application method. FAS 123R requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the three-month period ended June 30, 2006 was $757,000. Selling, general and administrative expense and research and development expense in the three-month period ended June 30, 2006 include share-based compensation of $596,000 and $161,000, respectively.
Interest Income
For the three-month period ended June 30, 2006, interest income increased to $552,000, compared to $179,000 for the same period in the prior year. The increase is primarily due to a 110% increase in average balance of cash, cash equivalents and investments in securities for the third quarter of fiscal 2006, compared to the same period in the prior year.
Net Loss
Net loss was $17.4 million, or $0.56 per share, in the three-month period ended June 30, 2006, compared to a net loss of $8.2 million, or $0.31 per share, in the three-month period ended June 30, 2005.
COMPARISON OF NINE-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
Revenues
Total revenues increased to $13.0 million for the nine-month period ended June 30, 2006, compared to $4.9 million for the nine-month period ended June 30, 2005. Revenues in the first nine months of fiscal 2006 included $5.0 million relating to the achievement of a milestone under the AztraZeneca license agreement, $6.2 million in research and development service revenues generated from our collaborative agreements with AstraZeneca and Novartis executed in July 2005 and April 2005, respectively, and $1.5 million from the recognition of revenue related to the sale of an undivided interest in our abreva license agreement to Drug Royalty USA. Revenues in the first nine months of fiscal 2005 included $2.5 million and $263,000 revenues from license fees and research and development services, respectively, from the Novartis agreement, $1.4 million from the recognition of deferred revenue, and $200,000 relating to the achievement of milestones under license agreements.
Operating Expenses
Total operating expenses increased to $50.7 million for the nine-month period ended June 30, 2006, compared to $34.5 million for the same period in fiscal 2005. The increase in operating expenses was caused by a $11.8 million, or 102%, increase in selling, general and administrative expenses and $4.2 million, or 18%, increase in research and development expenses.
Research and development (“R&D”) expenses. R&D expenses for the nine-month periods ended June 30, 2006 and 2005 were $27.2 million and $23.0 million, respectively. R&D expenses in the first nine months of fiscal 2006 were related to continuation of the open label safety study of Neurodex™ in the treatment for IEED/PBA, a Phase III clinical trial of Neurodex for the treatment of painful diabetic neuropathy, and a Phase I clinical trial of our leading compound for the selective cytokine inhibitor program. R&D expenses also included pre-clinical research related to antibody development programs and compounds that regulate MIF and RCT Research. The MIF and RCT Research programs are funded by our partners. The increase in R&D expenses is due to a $2.6 million charge for in-process R&D acquired in connection with the Alamo acquisition and a $1.7 million increase in spending for the open label safety study of Neurodex for the treatment of IEED/PBA, a $4.2 million increase in spending for a Phase III clinical trial of Neurodex for the treatment of painful diabetic neuropathy, a $1.0 million increase in pre-clinical development of our RCT Research and a $1.5 million increase in medical affairs. In the nine-month period ended June 30, 2005, we incurred a one-time $7.2 million charge in connection with the acquisition of additional contractual rights to Neurodex. Approximately 20% and 2% of our program spending for the nine-month period ended June 30, 2006 and 2005, respectively, was in connection with research services funded by our partners.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $23.4 million for the nine-month period ended June 30, 2006, compared to $11.6 million for the nine-month period ended June 30, 2005. These increased expenses primarily relate to a $4.9 million increase in expenses related to the continued expansion of our pre-launch activities and market research for Neurodex for the treatment of IEED/PBA as well as the hiring of additional sales and marketing personnel; $1.7 million in expenses from operations of Alamo acquired in May 2006; $1.5 million in expenses from continuing medical educational grants; a $1.3 million increase in expenses related to increases in headcount and compensation levels in general and administrative areas; $1.6 million in share-based compensation expense; and a $566,000 increase in legal fees.
Cost of product sales. Cost of product sales for the nine months ended June 30, 2006 represents amortization of the acquired FazaClo product rights.
Share-Based Compensation
Total compensation cost for our share-based payments in the nine-month period ended June 30, 2006 was $2.0 million. Selling, general and administrative expense and research and development expense in the nine-month period ended June 30, 2006 include share-based compensation of $1.6 million and $423,000, respectively.
Interest Income
For the nine-month period ended June 30, 2006, interest income increased to $1.4 million, compared to $426,000 for the same period in the prior year. The increase is primarily due to a 77% increase in average balance of cash, cash equivalents and investments in securities for the first nine months of fiscal 2006, compared to the same period in the prior year.
Net Loss
Net loss was $36.6 million, or $1.20 per share, in the nine-month period ended June 30, 2006, compared to a net loss of $29.3 million, or $1.17 per share, in the nine-month period ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, we had cash, cash equivalents, investments in securities and restricted investments totaling $38.2 million, including cash and cash equivalents of $2.2 million, short- and long-term investments of $35.2 million and restricted investments in securities of approximately $857,000. Our net working capital balance as of June 30, 2006 was $13.8 million. As of September 30, 2005, we had cash, cash equivalents, investments in securities and restricted investments totaling $27.5 million, including cash and cash equivalents of $8.6 million, short- and long-term investments of $18.1 million, and restricted investments of approximately $857,000. Our net working capital balance as of September 30, 2005 was $12.0 million. Explanations of net cash provided by or used for operating, investing and financing activities are provided in the table below.

		Increase
		(Decrease)	September 30,
	June 30, 2006	During Period	2005
Cash, cash equivalents, investment in securities and restricted investments	$38,226,491	$10,688,905	$27,537,586
Cash and cash equivalents	$2,158,872	$(6,461,271)	$8,620,143
Net working capital	$13,834,083	$1,864,633	$11,969,450

	Nine Months	Change	Nine Months
	Ended	Between	Ended
	June 30, 2006	Periods	June 30, 2005
Net cash used for operating activities	$(27,161,365)	$(5,302,224)	$(21,859,141)
Net cash (used for) provided by investing activities	(23,806,822)	(11,618,243)	(12,188,579)
Net cash provided by financing activities	44,506,916	20,376,430	24,130,486

Net increase (decrease) in cash and cash equivalents	$(6,461,271)	$3,455,963	$(9,917,234)

Operating activities. Net cash used for operating activities amounted to $27.2 million in the first nine months of fiscal 2006, $5.3 million higher than the net cash used for operating activities in the first nine months of fiscal 2005. The increase in cash used for operating activities is due to spending on an open label study and consulting fees relating to Neurodex™ in the treatment of IEED/PBA and a Phase III clinical study for Neurodex in the treatment of painful diabetic neuropathy. The increase in cash used is also due to the continued expansion of our medical education and awareness programs for IEED/PBA, market research, and pre-launch activities for Neurodex, in anticipation of the drug being approved by the FDA. Based on our current commercial development plans for Neurodex for the treatment of IEED/PBA, we expect sales and marketing expenses will continue to increase, although the timing and rate of increase will depend on the response of the FDA to our NDA for Neurodex. We expect spending on company-funded R&D programs will continue at about the same rate for the fourth quarter of fiscal 2006, including continuing clinical development of Neurodex in the treatment of painful diabetic neuropathy and the Phase III clinical trial. Additionally, we expect to continue spending at about the same rate or slightly lower on preclinical and clinical research services related to the development of compounds for the MIF and RCT programs in the fourth quarter of fiscal 2006. AstraZeneca and Novartis are funding the RCT Research and MIF programs, respectively, and pay us for these research services.
Increase in inventories at June 30, 2006 as compared to September 30, 2006 was primarily due to inventories acquired with the Alamo acquisition. Accrued expenses increased by $5.5 million to $9.6 million at June 30, 2006 from $4.1 million at September 30, 2005. This increase is due to a $2.1 million increase associated with the Alamo acquisition as well as from accruals for goods and services received in the nine-month period ended June 30, 2006 but were not yet invoiced by the vendors.
Investing activities. Net cash used for investing activities was $23.8 million in the first nine months of fiscal 2006, compared to $12.2 million provided by investing activities in the first nine months of fiscal 2005. Our investments in securities increased by $17.3 million in the first nine months of fiscal 2006 and increased by $10.6 million in the first nine months of fiscal 2005, net of proceeds from sales and maturities of investments in securities. We paid $4.7 million in cash as consideration for the Alamo acquisition and acquisition transaction costs, net of cash acquired. We invested $1.4 million in property and equipment in the first nine months of fiscal 2006, compared to $663,000 in the first nine months of fiscal 2005. The increased spending was related primarily to product tooling, additional computer equipment, and in making improvements in office space utilization to accommodate additional personnel within existing leased space. We expect that capital expenditures for property and equipment will likely increase as we make further modifications to improve office space utilization and to make accommodations for additional sales and marketing personnel that will be necessary to support commercialization of Neurodex™, assuming the drug is approved by the FDA. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Selling, General and Administrative Expenses.”)

Financing activities. Net cash provided by financing activities was $44.5 million in the first nine months of fiscal 2006, consisting of $35.6 million in net proceeds from sales of our common stock through private placements and $9.2 million from exercises of warrants and stock options to purchase our common stock. Net cash provided by financing activities amounted to $24.1 million in the first nine months of fiscal 2005, consisting of $24.3 million received from the sale of our common stock and $100,000 from exercises of stock options.
In June 2005, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $100 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on August 3, 2005. In October 2005, we sold 1,523,585 shares of Class A common stock to certain institutional investors at $10.60 per share for aggregate net offering proceeds of $16.15 million. In December 2005, we sold 1,492,538 shares of our Class A common stock to certain institutional investors at $13.40 per share, for aggregate offering proceeds of approximately $20.0 million and net offering proceeds of approximately $19.4 million, after deducting commissions and offering fees and expenses.
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
In connection with the Alamo acquisition, we agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo. These earn-out payments are based on FazaClo sales in the United States from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”) and are payable to the Selling Holders as follows:
•	A promissory note that would have been issuable in the principal amount of $4,000,000 if FazaClo sales, as reported by IMS Health Incorporated, for each of the months of April and May 2006 exceeded $1,266,539. Since the closing of the acquisition, we have determined that FazaClo sales for the months April and May 2006 did not satisfy this condition and thus this promissory note will not be issued pursuant to this contingency.

•	If the preceding condition is not satisfied, then (A) a promissory note, in the principal amount of $2,000,000, payable one time if monthly FazaClo net product sales, as reported by us, exceed $1,000,000 for all three months in a given fiscal quarter during the Contingent Payment Period, and (B) an additional promissory note in the principal amount of $2,000,000, payable one time if monthly FazaClo net product sales, as reported by us, exceed $1,500,000 for all three months in a given fiscal quarter during the Contingent Payment Period.

•	A one-time cash payment of $10,450,000 if FazaClo net product sales, as reported by us, exceed $40.0 million over four consecutive fiscal quarters during the Contingent Payment Period.

•	A one-time cash payment of $25,000,000 if FazaClo net product sales, as reported by us, exceed $50.0 million over four consecutive fiscal quarters during the Contingent Payment Period.
We have also agreed to pay the Selling Holders one-half of all net licensing revenues that we received during the Contingent Payment Period from licenses of FazaClo outside of the United States (“Non-US

Licensing Revenues”). Any amounts paid to the Selling Holders on Non-US Licensing Revenues will be recognized in the consolidated statement of operations in the period such amounts are paid.
As part of the purchase consideration of the Alamo acquisition, we issued three promissory notes in the respective principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note” respectively) (collectively, the “Notes”). The Notes bear interest at an average rate equal to the London Inter-Bank Offered Rate, or “LIBOR,” plus 1.33%. Interest accruing on the Notes is payable monthly and the principal amount of the Notes matures on May 24, 2009, provided that (i) the Selling Holders may demand early repayment of the First Note if the closing price of our common stock, as reported on the Nasdaq Global Market, equals or exceeds $15.00 per share for a total of 20 trading days in any 30 consecutive trading-day period (the “Stock Contingency”), and (ii) we must apply 20% of any future net offering proceeds from equity offerings to repay the Notes (starting with the First Note), and must repay the Notes in full if we have raised in an offering more than $100,000,000 in future aggregate net proceeds.
If the Selling Holders demand repayment of the First Note following satisfaction of the Stock Contingency, we must repay the First Note within 180 days from the demand in our choice of cash or shares of common stock. If we elect to repay the First Note in shares of common stock, the shares will be valued at 95% of the average closing price of the common stock, as reported on the NASDAQ Global Market, for the five trading days prior to repayment, subject to a price floor.
We have the right to prepay, in cash or in common stock, the amounts due under the Notes at any time, provided that we may only pay the Notes in common stock if the Stock Contingency has occurred prior to the maturity date and if we have registered the shares on an effective registration statement filed with the SEC. If we elect to prepay the Notes with common stock, the shares will be valued at 95% of the average closing price of the common stock, as reported on the NASDAQ Global Market, for the five trading days prior to repayment, subject to a price floor.
In connection with the Alamo acquisition, we acquired a development, license and supply agreement with CIMA Labs Inc. (“CIMA”), which holds intellectual property rights related to certain aspects of the development and production of FazaClo (the “FazaClo Supply Agreement”). The FazaClo Supply Agreement grants, through our Alamo subsidiary, an exclusive license to us to market, distribute and sell FazaClo. The FazaClo Supply Agreement provides royalty rates of 5% to 6%, based on annual net sales and minimum annual royalty targets set forth in the agreement. Minimum future annual royalty payments under the agreement are as follows:

Twelve-month period ending December 31:
2006	$250,000
2007	300,000
2008 and each year thereafter	400,000
We hold the exclusive worldwide marketing rights to Neurodex for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”). We are currently developing Neurodex for the treatments of IEED/PBA and painful diabetic neuropathy. We will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop both indications, assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, we paid $75,000 to CNS under the CNS license agreement, and we expect to pay a $75,000 milestone in the first quarter of fiscal 2007 if the FDA approves our NDA for Neurodex for the treatment of IEED/PBA. In addition, we are obligated to pay CNS a royalty on commercial sales of Neurodex with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense Neurodex™ to a third party. We do not expect to pay any other milestones to CNS in fiscal 2006.

MANAGEMENT OUTLOOK
In order to maintain sufficient cash and investments to fund future operations and to prepare for the commercialization of Neurodex, we will need to raise additional capital prior to the anticipated launch in early fiscal 2007. We may seek to raise this additional capital at any time prior to the planned launch of Neurodex and may do so through various financing alternatives, including licensing or sales of our technologies and drug candidates, selling shares of common or preferred stock, or through the issuance of one or more forms of senior or subordinated debt. The balance of securities available for sale under our existing shelf registration was approximately $63.8 million as of June 30, 2006. We believe that these anticipated offering proceeds plus our cash, cash equivalents, investments in securities and restricted investments of approximately $38.2 million at June 30, 2006 as well as anticipated future cash flows generated from licensed technologies and sales from the shipments of FazaClo should be sufficient to sustain our planned level of operations for at least the next 12 months.
During fiscal 2006, we expect to earn $7.0 million to $8.0 million for the year in revenues from R&D services that we are providing under collaborative agreements. These payments will fully offset the expenses that we incur in connection with providing those services. We do not expect to earn any additional milestones under the AstraZeneca or the Novartis license agreement in the fourth quarter of fiscal 2006. In general, potential milestone payments to be received under existing license agreements are outside of our control and the timing of potential payment cannot be predicted. Revenues from new sources in fiscal 2007, such as license fees and milestone payments, will depend substantially on whether or not we enter into additional license arrangements and whether or not we achieve milestones under those arrangements. Such arrangements may be in the form of licensing or partnering agreements for docosanol 10% cream, Neurodex, or for our other product development programs including development of a selective cytokine inhibitor. Many of our product development programs could take years of additional development before they reach the stage of being licensable to other pharmaceutical companies.
For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see “Risk Factors.”
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3, “Significant Accounting Policies – Change in Accounting Method for Share-based Compensation” and Note 22, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of recent accounting pronouncements and their effect, if any, on our financial condition or results of operations.
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

Interest rate sensitivity
Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.7 year as of June 30, 2006 (1.2 years as of September 30, 2005). The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of June 30, 2006 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of June 30, 2006 and 2005, an increase of one percentage point in the interest rates would have resulted in increases in comprehensive losses of approximately $318,000 and $257,000, respectively.
At June 30, 2006, we had approximately $25.1 million of variable rate debt that was issued as part of the purchase price for the acquisition of Alamo. If the interest of our variable rate debt were to increase or decrease by 1%, interest expense would increase or decrease on annual basis by approximately $251,000 based on the amount of outstanding variable rate debt at June 30, 2006.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report, have concluded that, based on such evaluation, as of June 30, 2006 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit it is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. However, following the acquisition of Alamo in the quarter ended June 30, 2006, we are in the process of integrating Alamo’s operations and controls into our internal controls and expect that this process may result in additions or changes to our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims to assert our rights. Any of these claims could subject us to costly litigation. Management believes the outcome of currently pending claims and lawsuits will not have a material effect on our financial condition or results of operations.
Item 1A. RISK FACTORS
Risks Relating to Our Business
We have a history of losses and we may never achieve or maintain profitability.
We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $191.5 million as of June 30, 2006, and we expect to continue to incur substantial operating losses through at least fiscal 2007. To achieve profitability, we will need to generate significant additional revenue with positive gross margins to offset our other operating expenses, which we expect will continue to increase as we pursue pre-launch activities and sales and marketing efforts over the next several quarters in anticipation of a favorable the FDA decision regarding the approval of Neurodex for the treatment of IEED/PBA. Even if Neurodex is approved for commercialization, our revenues from Neurodex and FazaClo sales may be inadequate to offset our current planned increases in expenses and we may not achieve profitability.
We may also increase spending on our clinical and pre-clinical programs to the extent our progress in development is favorable. Although we could seek development partnerships for certain of our research programs, including for a selective cytokine inhibitor and our antibody technology, we may not find additional attractive arrangements if pursued, and any such arrangements may not provide adequate revenues to cover future operating expenses. Increases in expenditures may not be offset by new or adequate sources of revenues, and as a result, we may not achieve profitability.
We will need to raise additional capital to fund ongoing operations and support our planned product launch. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our stock price and future revenues.
In order to maintain sufficient cash and investments to fund future operations and to prepare for the commercialization of Neurodex, we will need to raise additional capital prior to the anticipated launch in early fiscal 2007. We may seek to raise this additional capital at any time prior to the planned launch of Neurodex and may do so through various financing alternatives, including licensing or sales of our technologies and drug candidates, selling shares of common or preferred stock, or through the issuance of one or more forms of senior or subordinated debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock and any such financing will dilute our existing shareholders. Additionally, although we have approximately $63.8 million available for sale under our existing shelf registration statement as of June 30, 2006, the terms of any proposed stock offering may be unattractive to us given our currently low stock price, which may affect our ability or willingness to raise capital by selling stock. If we instead seek to raise capital through licensing transactions or sales of one or more of our technologies or drug candidates, as we have with our RCT and MIF technologies, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships. If we are unable to raise additional capital to fund future operations, then we may be unable to execute our commercialization plans for Neurodex and may be required to reduce operations or defer or abandon one or more of our clinical or pre-clinical research programs.

Any adverse decisions or delays in the regulatory review or approval process may harm our prospects and could harm our stock price.
In April 2006, we announced that the FDA accepted our NDA submission for Neurodex with priority review. Currently, we expect that the FDA will take action on the NDA by October 30, 2006. We cannot be certain that Neurodex will be approved by the FDA for marketing or that we will be able to obtain the labeling claims that we consider most desirable for the promotion of the product. Additionally, recent announcements by others regarding safety problems with certain approved drugs may affect the FDA’s policies regarding safety data for all new drug applications and may result in the FDA requiring additional safety data before approving Neurodex and/or the FDA requiring closer surveillance after commercialization if the drug is approved.
It is also possible that we will have further delays in our FDA review process. Our NDA acceptance date was twice delayed due to formatting issues with the electronic submission and our final NDA approval date, or PDUFA date, has been delayed from June 30, 2006 to October 30, 2006. The FDA could request further extensions of the PDUFA date and any such delays could negatively affect our stock price and would delay the planned commercial launch of Neurodex.
We have only limited sales and marketing experience and capabilities and we expect to rely entirely on third parties for international sales and marketing efforts. .
Prior to the acquisition of Alamo, we had never directly marketed or sold any pharmaceutical products. In order to successfully market Neurodex, assuming it is approved by the FDA, and FazaClo, we will need to hire additional personnel with relevant pharmaceutical experience to staff our sales, sales management and marketing group. If we cannot hire such personnel, our ability to generate revenue from product sales will likely suffer.
In international markets, we intend to rely on collaborative partners to obtain regulatory approvals and to market and sell our product(s) in those markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Neurodex, with the exception of one such agreement relating to Israel. We may be unable to enter into any other arrangements on terms favorable to us, or at all and even if we are able to enter into sales and marketing arrangements with collaborative partners, we cannot assure you that their sales and marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling Neurodex in international markets, or if our collaborators’ efforts are unsuccessful, our ability to generate revenue from international product sales will suffer.
We are dependent on a small number of physicians for a substantial of FazaClo sales.
Currently, one physician practice accounts for approximately 35% of the total patients receiving FazaClo. While we are focusing on broadening the base of prescribing physicians, we are currently dependent on this practice to maintain our historical levels of FazaClo sales. If any of these physicians in this practice curtail or stop writing prescriptions for FazaClo, our FazaClo revenues could be adversely affected.
It is difficult to integrate acquired companies, products, technologies and personnel into our operations and our inability to do so could greatly lessen the value of any such acquisitions.
In May 2006, we acquired Alamo Pharmaceuticals and we may make additional strategic acquisitions of companies, products or technologies in the future to complement our product pipeline or to implement our business strategy. In connection with the Alamo acquisition, we added a small commercial sales force to our operations and will seek to leverage that sales force for the commercialization of Neurodex, if it is approved by the FDA. If we are unable to successfully leverage the Alamo sales force or otherwise integrate acquired businesses, products, technologies or personnel with our existing operations, we may not receive the intended benefits of such acquisitions.

Additionally, disputes may arise following the consummation of acquisitions regarding representations and warranties, indemnities, earn-out rights and other provisions in the acquisition agreements. For these reasons, acquisitions may subject us to unanticipated liabilities or risks, disrupt our operations or divert management’s attention from day-to-day operations.
Changes in board and management composition that are intended to strengthen the board and management team could adversely disrupt our operations.
We have recently made significant changes to our senior management team and board of directors to add to our pharmaceutical experience, significantly enhance our scientific and clinical expertise, and provide depth in managing profitable pharmaceutical businesses. For example, our President and Chief Executive Officer, Chief Financial Officer, Vice President of Medical Affairs, Vice President of Sales and Vice President of Human Resources have all joined the Company in the past 12 months. We have also made significant changes to the composition of our board of directors and as we continue to recruit senior-level personnel to add to our management team, we are planning for other changes in our organization that are necessary to effect our transition from a research and development company to a pharmaceutical company. These changes could be disruptive, and we may experience difficulties in attracting and integrating new members of the management team and in transitioning our operating activities. Any significant disruptions as a result of these changes could negatively impact our planned commercial launch of Neurodex and our sales of FazaClo.
Our inability to attract and retain key management and scientific personnel could negatively affect our business.
The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. This type of environment creates intense competition for qualified personnel, particularly in product research and development, sales and marketing and accounting and finance. The loss of certain executive officers and other key employees could adversely affect our operations. For example, if we were to lose one or more of our key scientists, then we would likely lose some portion of our institutional knowledge and technical know-how, which could potentially cause a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. In July 2006, we began moving our commercial and general and administrative operations from San Diego, California to Orange County, California. This move and having operations in multiple locations could cause us to lose affected personnel and any such losses could harm our operations.
In addition to retaining our existing workforce, we must also add high quality personnel, including a large number of sales and marketing professionals, for the planned commercialization of Neurodex and to effect our transition to being a pharmaceutical company. Any inability to attract and retain these professionals would harm our commercialization plans and could limit our growth prospects.
We generally do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.
Under our license arrangements for our RCT and MIF compounds, we have no direct control over the development of these drug candidates and have only limited, if any, input on the direction of development efforts. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of our licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, we may be unable to realize the potential value of these arrangements.

Our patents may be challenged and our patent applications may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.
We have invested in an extensive patent portfolio and we rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. Such patents and patent applications cover FazaClo, Neurodex, docosanol 10% cream and other potential drug candidates that could come from our technologies such as reverse cholesterol transport, selective cytokine inhibitors, anti-inflammatory compounds and antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:
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
We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute FazaClo, Neurodex and active pharmaceutical ingredients for docosanol 10% cream and supplies for our other drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the active pharmaceutical ingredients (“API”) for docosanol and Neurodex, and a sole manufacturer for the finished form of Neurodex. Additionally, we have a sole supplier for the manufacture of FazaClo. We do not have any long-term agreements in place with our current docosanol supplier or Neurodex API suppliers. Any delays or difficulties in obtaining API or in manufacturing, packaging or distributing Neurodex could delay our clinical trials for painful diabetic neuropathy and delay the commercialization of Neurodex for IEED/PBA. Additionally, the third parties we rely on for manufacturing and packaging are subject to regulatory review; and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities.
Because we depend on clinical research centers and other contractors for clinical testing and for certain research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.
The nature of clinical trials and our business strategy of outsourcing a substantial portion of our research require that we rely on clinical research centers and other contractors to assist us with research and development, clinical testing activities, patient enrollment and regulatory submissions to the FDA. As a result, our success depends partially on the success of these third parties in performing their responsibilities. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. If our contractors do not perform their obligations in an adequate and timely manner, the pace of clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.
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
In February 2006, the SEC provided comments on our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 as part of the SEC’s regular review of our periodic reports and financial statements. As of the date of this filing, we remain in discussion with the SEC regarding these comments, which principally relate to our accounting and disclosure for certain transactions that occurred during fiscal 2005. The SEC’s comments relate only to non-cash accounting entries and do not affect our cash flows. Although we believe that we have properly accounted for these transactions, the SEC may ultimately disagree with our accounting treatment, in which case we may be required to restate certain financial statements in prior periods in accordance with the SEC’s requirements. Any such restatement could have a negative impact on our stock price and negatively affect the credibility of our financial reporting in future periods. Additionally, a restatement could negatively affect the assessment of the effectiveness of our internal controls over financial reporting.
Developing and marketing pharmaceutical products for human use involves product liability risks, for which we currently have limited insurance coverage.
The testing, marketing and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. We maintain product liability insurance coverage in the amount of $5.0 million per incident and $5.0 million in the aggregate for Neurodex and $10.0 million per incident and $10.0 million in the aggregate for FazaClo. However, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. Additionally, FazaClo is required by the FDA to carry the most severe type of warning (a “black box” warning) regarding adverse side effects, including the possibility of death, and other drugs of the same class are currently the subject of large class-action lawsuits relating to adverse effects. If product liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products and the imposition of higher insurance requirements could impose additional costs on us.

Risks Relating to Our Stock
Our stock price has historically been volatile and we expect that this volatility will continue for the foreseeable future.
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	Comments made by securities analysts, including changes in their recommendations;

•	Short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	Announcements by us of financing transactions and/or future sales of equity or debt securities;

•	Sales of our Class A common stock by our directors, officers, or significant shareholders;

•	Announcements by our competitors of clinical trial results or product approvals; and

•	Market and economic conditions.
Additionally, our stock price has been volatile as a result of periodic variations in our operating results. We expect our operating results to continue to vary from quarter-to-quarter due to the foregoing factors, as well as the following factors:
•	Timing and outcome of FDA regulatory decisions — We are in the process of building a sales force for the planned commercialization of Neurodex. The timing and extent of these development expenditures will vary depending on the FDA’s review and decision on approval of our NDA for Neurodex. As a result, our expenses could vary significantly from quarter-to-quarter while we await regulatory decisions and complete this building process and our stock price could vary significantly depending on the outcome of the FDA’s regulatory review.

•	Performance under partnering arrangements — The recognition of the revenue under our partnering arrangements, including our license agreements for our MIF and RCT technologies, will largely depend on the efforts and performance of our licensees in reaching milestones that are outside of our control, such as regulatory approval, product launch, or reaching a sales threshold.

•	Acquisitions — Our acquisition of Alamo Pharmaceuticals in the third quarter of fiscal 2006 resulted in charges of approximately $2.6 million. We may acquire other companies or technologies, and if we do so, we will incur potentially significant charges in connection with such acquisitions and may have ongoing charges after the closing of any such transaction. Any such acquisitions could also be disruptive to our operations and may adversely affect our results of operations.
As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid.
Risks Relating to Our Industry
The pharmaceutical industry is highly competitive and most of our competitors are larger and have greater resources. As a result, we face significant competitive hurdles.
The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in similar areas as our research. For example, we expect that Neurodex, if approved by the FDA for marketing as a treatment of IEED/PBA, will compete against antidepressants, atypical anti-

psychotic agents and other agents for the treatment of this condition. Additionally, FazaClo competes with Clozaril (clozapine), which is marketed by Novartis, as well as other anti-psychotic agents, including several generic anti-psychotic drugs.
Our competitors may have specific expertise and technologies that are better than ours and many of these companies, either alone or together with their research partners, have substantially greater financial resources, larger research and development staffs and substantially greater experience than we do. Accordingly, our competitors may successfully develop competing products. We are also competing with other companies and their products with respect to manufacturing efficiencies and marketing capabilities, areas where we have limited or no direct experience.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits
10.1	Unit Purchase Agreement by and among Avanir Pharmaceuticals, the Sellers and Alamo Pharmaceuticals, LLC, dated May 22, 2006.

10.2	Senior Note for $14.4 million payable to Neal R. Cutler, dated May 24, 2006.

10.3	Senior Note for $6,675,000 payable to Neal R. Cutler, dated May 24, 2006.

10.4	Senior Note for $4.0 million payable to Neal R. Cutler, dated May 24. 2006.

10.5	Amended and Restated Development, License and Supply Agreement by and between CIMA Labs Inc. and Alamo Pharmaceuticals, LLC, dated August 22, 2005.*

10.6	Amendment #1 to Amended and Restated Development, License and Supply Agreement by and between CIMA Labs Inc. and Alamo Pharmaceuticals, LLC, dated October 19, 2005.*

10.7	Registration Rights Agreement between Avanir Pharmaceuticals and Neal Cutler, dated May 24, 2006.

15.1	Letter on unaudited interim financial information.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Accounting Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.3	Certification of Principal Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

*	Confidential treatment requested.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric K. Brandt Eric K. Brandt	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2006

/s/ Michael J. Puntoriero Michael J. Puntoriero	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 9, 2006

/s/ Gregory P. Hanson, CMA Gregory P. Hanson, CMA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 9, 2006

EXHIBITS INDEX
Exhibits
10.1	Unit Purchase Agreement by and among Avanir Pharmaceuticals, the Sellers and Alamo Pharmaceuticals, LLC, dated May 22, 2006.

10.2	Senior Note for $14.4 million payable to Neal R. Cutler, dated May 24, 2006.

10.3	Senior Note for $6,675,000 payable to Neal R. Cutler, dated May 24, 2006.

10.4	Senior Note for $4.0 million payable to Neal R. Cutler, dated May 24. 2006.

10.5	Amended and Restated Development, License and Supply Agreement by and between CIMA Labs Inc. and Alamo Pharmaceuticals, LLC, dated August 22, 2005.*

10.6	Amendment #1 to Amended and Restated Development, License and Supply Agreement by and between CIMA Labs Inc. and Alamo Pharmaceuticals, LLC, dated October 19, 2005.*

10.7	Registration Rights Agreement between Avanir Pharmaceuticals and Neal Cutler, dated May 24, 2006.

15.1	Letter on unaudited interim financial information.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Accounting Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

32.3	Certification of Principal Accounting Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

*	Confidential treatment requested.