Form 10-Q
period 2007-03-31
AVANIR PHARMACEUTICALS
filed 2007-05-10
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File No. 1-15803
AVANIR PHARMACEUTICALS
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of	33-0314804
incorporation or organization)	(I.R.S. Employer Identification No.)

101 Enterprise Suite 300, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 7, 2007, the registrant had 42,600,185 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,286,799	$4,898,214
Short-term investments in securities	1,979,305	16,778,267
Receivables, net	3,410,745	3,042,468
Inventories	3,019,237	2,835,203
Prepaid expenses	1,306,092	1,778,918

Total current assets	15,002,178	29,333,070

Investments in securities	246,178	2,216,995
Restricted investments in securities	1,156,597	856,597
Property and equipment, net	4,355,454	6,047,729
Other intangible assets, net	9,244,151	10,113,329
Goodwill	20,042,439	22,110,328
Other assets	472,481	784,289

TOTAL ASSETS	$50,519,478	$71,462,337

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,344,285	$10,845,057
Accrued expenses	11,082,946	12,983,501
Assumed liabilities for returns and other discounts	—	3,980,229
Deferred revenues	5,404,921	7,592,563
Notes payable	489,398	670,737
Capital lease obligations	166,494	230,760

Total current liabilities	19,488,044	36,302,847

Other liabilities	208,676	230,450
Deferred revenues, net of current portion	14,261,512	15,716,762
Notes payable, net of current portion	22,292,851	24,715,905
Capital lease obligations, net of current portion	117,150	170,908

Total liabilities	56,368,233	77,136,872

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ DEFICIT
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2007 and September 30, 2006	—	—
Common stock — no par value, Class A, 200,000,000 shares authorized, 40,384,035 and 31,708,461 shares issued and outstanding as of March 31, 2007 and September 30, 2006, respectively	233,264,767	211,993,249
Accumulated deficit	(239,090,317)	(217,565,280)
Accumulated other comprehensive loss	(23,205)	(102,504)

Total shareholders’ deficit	(5,848,755)	(5,674,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,519,478	$71,462,337

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
PRODUCT SALES
Net revenues	$3,829,111	$—	$10,099,815	$—
Cost of revenues	1,308,256	—	2,655,440	—

Product gross margin	2,520,855	—	7,444,375	—

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues from non-government research services	920,448	1,956,565	2,190,692	4,434,583
Cost of non-government research services	(607,164)	(1,795,634)	(1,771,239)	(3,811,719)
Revenues from government research grant services	266,728	75,862	353,076	160,687
Cost of government research grant services	(369,261)	(96,966)	(464,988)	(166,955)
Revenues from license agreements	56,019	9,342	113,284	5,009,342
Revenues from royalties and royalty rights	779,673	427,259	1,502,713	1,009,304

License, research services, and grants gross margin	1,046,443	576,428	1,923,538	6,635,242

Total gross margin	3,567,298	576,428	9,367,913	6,635,242

OPERATING EXPENSES
Research and development	6,245,285	6,162,322	12,151,286	13,365,128
Selling, general and administrative	5,330,405	8,492,115	18,576,339	13,260,858

Loss from operations	(8,008,392)	(14,078,009)	(21,359,712)	(19,990,744)

OTHER INCOME (EXPENSE)
Interest expense	(315,510)	(21,403)	(918,538)	(44,841)
Interest income	144,862	564,422	336,338	892,588
Other	284,934	(5,492)	430,279	5,020

Loss before income taxes	(7,894,106)	(13,540,482)	(21,511,633)	(19,137,977)

Provision for income taxes	(13,404)	(4)	(13,404)	(2,421)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(7,907,510)	(13,540,486)	(21,525,037)	(19,140,398)
Cumulative effect of change in accounting principle	—	—	—	(3,616,058)

NET LOSS	$(7,907,510)	$(13,540,486)	$(21,525,037)	$(22,756,456)

Basic and diluted net loss per share
Loss before cumulative effect of change in accounting principle	$(0.20)	$(0.44)	$(0.58)	$(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net loss per share	$(0.20)	$(0.44)	$(0.58)	$(0.76)

Basic and diluted weighted average number of common shares outstanding	39,047,597	31,086,874	36,797,202	29,819,338

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(21,525,037)	$(22,756,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	3,616,058
Depreciation and amortization	2,787,297	831,965
Share-based compensation expense (income)	(824,871)	1,219,733
Loss on disposal of assets	—	8,994
Changes in operating assets and liabilities:
Receivables	(368,277)	(313,020)
Inventories	163,390	(419,344)
Prepaid expenses and other assets	423,184	723,863
Accounts payable	(8,500,772)	(3,476,650)
Accrued expenses and other liabilities	(1,922,329)	3,068,318
Assumed liabilities, net of non-cash adjustment of purchase price	87,660	—
Deferred revenues	(3,642,892)	(158,249)

Net cash used in operating activities	(33,322,647)	(17,654,788)

INVESTING ACTIVITIES
Investments in securities	(350,922)	(46,165,564)
Proceeds from sales and maturities of investments in securities	16,900,000	22,850,000
Purchases of property and equipment	(89,818)	(951,362)

Net cash provided by (used in) investing activities	16,459,260	(24,266,926)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	22,096,389	44,381,987
Payments on notes and capital lease obligations	(4,844,417)	(167,836)

Net cash provided by financing activities	17,251,972	44,214,151

Net increase in cash and cash equivalents	388,585	2,292,437
Cash and cash equivalents at beginning of period	4,898,214	8,620,143

Cash and cash equivalents at end of period	$5,286,799	$10,912,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$795,973	$44,841
Income taxes paid	$13,404	$2,421
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase price adjustment of assumed liabilities	$4,067,889	$—
Issuance of note payable	$2,000,000	$—
Purchases of property and equipment which are included in accounts payable and accrued expenses	$—	$229,319
Elimination of unearned compensation against common stock	$—	$3,477,144
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals (“Avanir ,” “we,” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts within the statements of operations and the statement of cash flows have been reclassified to conform to the current period presentation.
The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Since our inception in August 1988, the Company has reported cumulative net losses of approximately $239 million and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we will seek to raise additional capital during 2007 through various financing alternatives. The minimum balance of securities available for sale under our existing shelf registration was approximately $38.0 million as of March 31, 2007. We believe that these anticipated offering proceeds (including net proceeds of approximately $7.2 million subsequent to March 31, 2007 through the date of this filing), plus our cash, cash equivalents and unrestricted investments in securities of approximately $7.5 million at March 31, 2007, as well as anticipated future cash flows generated from licensed technologies and sales from the shipments of FazaClo, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, the Company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from licensed technologies or sales from shipments of FazaClo and are unable to raise sufficient capital, management believes that planned expenditures could be curtailed in order to continue operations for the next 12 months.
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

We allocate amounts to separate elements in multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We use the relative fair values of the separate deliverables to allocate revenue. For arrangements with multiple elements that are separated, we recognize revenues in accordance with Topic 13. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Certain sales transactions include multiple deliverables.
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
We sell FazaClo to pharmaceutical wholesalers, the three largest of which account for approximately 84% of our net wholesale shipments for the quarter ended and six-months ended March 31, 2007. They resell our product to outlets such as pharmacies, hospitals and other dispensing organizations. We have agreements with our wholesale customers, various states, hospitals, certain other medical institutions and third-party payers throughout the U.S. These agreements frequently contain commercial incentives, which may include pricing allowances and discounts payable at the time the product is sold to the dispensing outlet or upon dispensing the product to patients. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. Additionally, several of our dispensing outlets have the right to return expired product at any time. Once products have been dispensed to patients the right of return expires.
Beginning in the first quarter of fiscal 2007, we obtained third-party information regarding certain wholesaler inventory levels, a sample of outlet inventory levels and third-party market research data regarding FazaClo sales. The third-party data includes, (i) IMS Health Audit - National Sales Perspective reports (“NSP”), which is a projection of near-census data of wholesaler shipments of product to all outlet types, including retail and non-retail and; (ii) IMS Health National Prescription Audit (“NPA”) Syndicated data which captures end user consumption from retail dispensed prescriptions based upon projected data from pharmacies estimated to represent approximately 60% to 70% of the U.S. prescription universe . Further, we analyzed historical rebates and chargebacks earned by State Medicaid, Medicare Part D and managed care customers. Based upon this additional information and analysis obtained, we estimated the amount of product that was shipped that was no longer in the wholesale or outlet channels, and hence no longer subject to a right of return. Therefore, we began recognizing revenues, net of returns, chargebacks, rebates, and discounts, in the first quarter of fiscal 2007, for product that we estimated had been sold to patients and that was no longer subject to a right of return.
We continue to accumulate historical product return data. To date we have accumulated return data for five lots which are within the 18-month return window, which have varying historical return rates. We are continuing to accumulate historical product return information, but at this time believe that we have insufficient information to reasonably estimate future product returns for revenue recognition purposes. Accordingly, we continue to defer recognizing revenues on all estimated in-channel inventories that are subject to the right of return until such time as we can reasonably estimate product returns.

Revenues are recorded net of provisions for estimated product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts at an aggregate rate of approximately 25.1% of gross revenues for the quarter ended March 31, 2007. Provisions for these allowances are estimated based upon contractual terms and require management to make estimates regarding customer mix to reach. We considered our current contractual rates with States related to Medicaid base and supplemental rebates, with private organizations for Medicare Part D discounts and contracts with managed care organizations. We review these rates at least quarterly and make adjustments, if necessary.
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
When we sell our rights to future royalties under license agreements and also maintain continuing involvement in earning such royalties, we defer recognition of any upfront payments and recognize them as revenues over the life of the license agreement. We recognize revenues for the sale of an undivided interest of our Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GlaxoSmithKline for the period to the total remaining royalties that is expected GlaxoSmithKline will pay Drug Royalty USA over the remaining term of the agreement by the unamortized deferred revenues.
Government Research Grant Revenues. We recognize revenues from federal research grants during the period in which the related expenditures are incurred.
Cost of Revenues
Cost of product revenues includes direct and indirect costs to manufacture, manufacturer royalties, write-off of obsolete inventories, and the amortization of the acquired FazaClo product rights. The cost of research and grant services includes the direct and indirect cost to provide such services.
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
Intangible assets with finite useful lives are amortized over their respective useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”.) The method of amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method will be used. Intangible assets with finite useful lives include product rights, customer relationships, trade name, non-compete agreement and license agreement, and are being amortized over their estimated useful lives ranging from one to 15.5 years.
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
Prior to October 1, 2005, intangible assets with finite useful lives also included capitalized legal costs incurred in connection with approved patents and patent applications pending. We amortized the costs of patents and patent applications that are pending over their estimated useful lives. For patents pending, we amortized the costs over the shorter of a period of twenty years from the date of filing the application or, if licensed, the term of the license agreement. For patent and patent applications pending and trademarks that we abandon, we charge the remaining unamortized accumulated costs to expense.
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
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2007 and 2006 include compensation expense under research & development expenses and selling, general and administrative expenses for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123, adjusted for estimated forfeitures, and share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with FAS 123R. For share awards granted prior to October 1, 2006, expenses are amortized under the straight-line single option method prescribed by FAS 123.
Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the six-month periods ended March 31, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Share-based compensation expense under FAS123R, prior to the cumulative adjustment, would have been $931,000 and $758,000 in the three-month periods ended March 31, 2007 and 2006, respectively, and $1.8 million and $1.2 million for the six-month periods ended March 31, 2007 and 2006, respectively. The change in estimated forfeitures had the effect of decreasing operating expenses by $2.6 million for the three-months and six-months ended March 31, 2007 and decreased the diluted loss per share by $0.07 and $0.08 for the three-months and six-months ended March 31, 2007, respectively.
Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three-month periods ended March 31, 2007 and 2006 and the six-month periods ended March 31, 2007 and 2006 was comprised of the following:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Share-based compensation expense (income) from:
Stock options	$(1,198,602)	$400,356	$(783,755)	$647,054
Restricted stock awards	448,806	328,159	865,211	543,474
Restricted stock units	(919,592)	29,205	(906,327)	29,205

Total	$(1,669,388)	$757,720	$(824,871)	$1,219,733

Income (loss) per share	$0.04	$(0.02)	$0.02	$(0.04)

Since we have a net operating loss carry-forward as of March 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended March 31, 2007 and 2006 and the six month periods ended March 31, 2007 and 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.
Change in Accounting for Patent-Related Costs
In the fourth quarter of fiscal 2006, we changed our method of accounting, effective October 1, 2005 for legal costs which included only external legal costs and were associated with the application for patents. Prior to the change, we expensed as incurred all internal costs associated with the application for patents and capitalized external legal costs associated with the application for patents. Costs of approved patents were amortized over their estimated useful lives or if licensed, the terms of the license agreement, whichever was shorter, while costs for patents pending were amortized over the shorter period of twenty years from the date of the filing application or if licensed, the term of the license agreement. Under the new method, external legal costs are expensed as incurred and classified as selling, general and administrative expenses in our consolidated statements of operations. We believe that this change is preferable because it will result in a consistent treatment for all costs, that is, under our new method both internal and external costs associated with the application for patents are expensed as incurred. In addition, the change will provide a better comparison with our industry peers. The cumulative effect of the change of $3.6 million is included as a charge to the net loss , retrospectively applied to the first quarter of fiscal year 2006. The effect of the change for fiscal 2006 was to increase the net loss by approximately the cumulative effect of the change on prior years, or $0.12 per basic and diluted share.
Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.
3. ALAMO ACQUISITION
On May 24, 2006, we acquired all of the outstanding equity interests in Alamo from the former members of Alamo (the “Selling Holders”) for approximately $30.0 million in initial consideration, consisting of approximately $4.0 million in cash, $25.1 million in promissory notes and the payment of $912,000 in acquisition-related transaction costs. The purchase price exceeded the net assets acquired, resulting in the recognition of $19.0 million of goodwill. The results of operations of Alamo have been included in our consolidated financial statements since the date of acquisition. The intention of the Alamo acquisition was to support Avanir’s strategic plan to become a fully integrated pharmaceutical company. Such factors as the following contributed to the recognition of goodwill:
▪	As part of the transaction, a highly trained and skilled workforce with an established commercial organization was acquired, which will provide Avanir with the opportunity to cross-sell future Avanir products.

▪	The transaction places Avanir in a position of market recognition as a provider of treatment for schizophrenia. This positioning will afford Avanir the opportunity to acquire new customers in the future that it would not otherwise acquire.

▪	The market position achieved through the transaction will also provide Avanir with the ability to license and/or acquire and sell new products into the market as older products are phased out and/or replaced.
We also agreed to pay the Selling Holders up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo (clozapine USP), Alamo’s orally disintegrating drug for the treatment of refractory schizophrenia. Based on the results of the quarter ended March 31, 2007, we will make the first of these revenue-based payments through the issuance of an additional promissory note in the principal amount of $2,000,000. The remaining earn-out payments of $37,450,000 are based on FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”) and at present are payable as follows:

•	A promissory note in the principal amount of $2,000,000, generally payable on the third anniversary date if monthly FazaClo net product sales, as recognized in the statement of operations, exceed $1,500,000 for each of the three months in a given fiscal quarter during the Contingent Payment Period.

•	A one-time cash payment of $10,450,000 if FazaClo net product sales, as recorded by the Company in the statement of operations, exceed $40.0 million over four consecutive fiscal quarters during the Contingent Payment Period.

•	An additional one-time cash payment of $25,000,000 if FazaClo net product sales, as recorded by the Company in the statement of operations, exceed $50.0 million over four consecutive fiscal quarters during the Contingent Payment Period.
Any of these additional revenue-based earn-out payments that are ultimately paid upon satisfying the contingent conditions above will be treated as additional consideration and recorded as goodwill.
We have also agreed to pay the Selling Holders one-half of all net licensing revenues that we may receive during the Contingent Payment Period from licenses of FazaClo outside of the U.S., if any (“Non-US Licensing Revenues”). Any amounts paid to the Selling Holders on Non-US Licensing Revenues will be recognized in the consolidated statement of operations in the period such amounts are paid. We also agreed to apply 20% of any future net offering proceeds to repay the promissory notes and through March 31, 2007, we have paid approximately $4.4 million of the principal amounts due under the notes.
Purchase Price Allocation
In accordance with FAS 141, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, using the purchase method of accounting.
The components of the purchase price allocation are as follows as of March 31, 2007:

Purchase price:
Cash paid at closing	$4,040,000
Estimated fair value of notes payable issued, net of imputed discount	26,343,000
Transaction costs	911,536

$31,294,536

Allocation:
Net tangible assets acquired	$5,749,898
Identifiable intangible assets acquired	11,960,000
Goodwill	20,042,439

Total assets acquired	37,752,337
Liabilities assumed	(6,457,801)

$31,294,536

Pursuant to EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” we did not assume Alamo’s deferred revenue balance as of the acquisition date, and accordingly will not record revenue associated with product that was shipped prior to the acquisition date. However, in connection with the acquisition, we assumed an obligation for future product returns, pricing allowances and royalties associated with pre-acquisition shipments of FazaClo. As such, we recorded preliminary estimated liabilities for such returns and other discounts of $6.4 million based on our estimate of the fair values of these liabilities at the acquisition date, which is classified as assumed liabilities for returns and other discounts in the accompanying consolidated balance sheets. Since the acquisition in May 2006 the Company has been receiving and analyzing historical data regarding FazaClo product returns and product pricing allowances (See Note 2 Revenue Recognition- Product Sales). Based on this analysis, the Company recorded in the first quarter and second quarters of fiscal year 2007, adjustments to reduce the preliminary estimate of these assumed liabilities by $3.1 million and $1.0 million, respectively, and recorded a corresponding reduction in goodwill.

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
The identifiable intangible assets are being amortized, with the annual amortization amount based on the rate of consumption of the expected benefits of the intangible, if identifiable, or the straight-line method over the remaining estimated economic life ranging from one to 12 years, if the rate of consumption of the expected benefits cannot be reasonably determined otherwise.
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

Pro Forma Results of Operations
The following unaudited financial information presents the pro forma results of operations and gives effect to the Alamo acquisition as if the acquisition was consummated at the beginning of fiscal 2006.

	For the	For the
	three months ended	six months ended
	March 31, 2006	March 31, 2006
Pro forma net revenues(1)	$3,374,032	$12,743,081
Pro forma net loss(2)	$(18,330,150)	$(33,035,091)
Pro forma loss per basic and diluted share	$(0.59)	$(1.11)
Shares used for basic and diluted computation	31,086,874	29,819,338

(1)	In accordance with the provisions of EITF 01-3, we will not recognize deferred revenues recorded as of the acquisition date, resulting in lower net revenues in the periods following the merger than Alamo would likely have achieved as a separate company.

(2)	Pro forma net loss for the periods presented includes the amortization of identifiable intangible assets, interest expense associated with the notes payable issued as part of the purchase price, elimination of interest expense associated with Alamo’s historical debt that was not assumed by us in the acquisition, reduction of interest income by an amount determined by applying the average rate of return for the respective periods to the decrease in our cash balance of $4.0 million used to fund the acquisition, and amortization of discount associated with the notes payable. The charge of $1.3 million for purchased IPR&D is not included in the pro forma results of operations because it reflects a one-time charge directly related to the acquisition and does not have a continuing impact on our future operations.
4. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
In fiscal 2006, we relocated all operations other than research and development from San Diego, California to Aliso Viejo, California . Further, in the first quarter of 2007 we reduced our workforce by approximately 16% as a result of the suspension of commercial initiatives associated with Zenvia. Subsequent to March 31, 2007, we undertook additional restructuring activities in San Diego as described in Note 14.
The following table presents the restructuring activities for the six-months ended March 31, 2007:

	September 30,			March 31,
	2006	Additions	Payments	2007
Accrued Restructuring:
Employee severance and relocation benefits	$237,050	$771,852	$(926,037)	$82,865
Lease restructuring liability	273,998	—	(21,774)	252,224

Total	$511,048	$771,852	$(947,811)	$335,089

5. INVENTORIES
Components of inventories were:

	March 31,	September 30,
	2007	2006
Raw materials	$1,833,556	$923,822
Work in progress	161,500	80,580
Finished goods	846,832	1,642,208
Finished goods FazaClo Inventories subject to return	177,349	536,017

Total inventories	$3,019,237	$3,182,627

Inventories include costs associated with marketed products and certain products prior to regulatory approval based upon estimated probable future use. We could be required to expense these costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulators, a delay in commercialization, or other potential factors. At March 31, 2007, we had $1.1 million of raw material inventory costs related to the pre-approved drug Zenvia. As of September 30, 2006 we had $347,424 of Abreva classified long-term in other assets. Inventories subject to return are the costs associated with FazaClo shipments not yet recognized as revenues.
6. NET DEFERRED REVENUES
The following table sets forth as of March 31, 2007 the net deferred revenue balances for our sale of future Abreva® royalty rights to Drug Royalty USA, FazaClo product shipments and other agreements.

	Drug Royalty	FazaClo
	USA	Net	Other
	Agreement	Shipments	Agreements	Total
Net deferred revenues as of October 1, 2006	$17,111,913	$3,955,150	$2,242,262	$23,309,325
Changes during the period:
Shipments, net	—	7,671,712	208,637	7,880,349
Recognized as revenues during period	(1,268,620)	(10,099,815)	(154,806)	(11,523,241)

Net deferred revenues as of March 31, 2007	$15,843,293	$1,527,047	$2,296,093	$19,666,433

Classified and reported as:
Current portion of deferred revenues	$2,054,521	$1,527,047	$1,823,353	$5,404,921
Deferred revenues, net of current portion	13,788,772	—	472,740	14,261,512

Total deferred revenues	$15,843,293	$1,527,047	$2,296,093	$19,666,433

7. NET PRODUCT REVENUES
We recognized net revenues on FazaClo product sales of $3.8 million in the second quarter ended March 31, 2007 and $6.3 million in the first quarter ended December 31, 2006. Revenues recognized for the first quarter include wholesale shipments deferred as of September 30, 2006. FazaClo net product revenues for the three and six months ended March 31, 2007 are as follows:

	For the three	For the six
	months ended	months ended
	March 31, 2007	March 31, 2007
Gross product revenues	$5,403,558	$14,256,815
Less product sales allowances :
Prompt payment discount	(108,071)	(285,136)
Medicaid and managed care rebates	(604,783)	(1,963,816)
Chargebacks	(861,593)	(1,908,048)

Net product revenues	$3,829,111	$10,099,815

8. COMPUTATION OF NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In the loss periods, certain of the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the six-month period ended March 31, 2007, a total of 1,097,965 stock options and 1,018,943 stock warrants, were excluded from the computation of diluted net loss per share. For the six-month period ended March 31, 2006 a total 1,503,244 of stock options and 1,311,315 of stock warrants were excluded from the computation of diluted net loss per share.

9. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Net loss	$(7,907,510)	$(13,540,486)	$(21,525,037)	$(22,756,456)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	11,298	(131,994)	79,299	(191,331)

Total comprehensive loss	$(7,896,212)	$(13,672,480)	$(21,445,738)	$(22,947,787)

10. SHAREHOLDERS’ EQUITY
In November 2006, we sold and issued 5,263,158 shares of our Class A common stock for aggregate gross offering proceeds of $15.0 million ($14.4 million after expenses). In connection with this offering, we issued warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants become exercisable beginning in May 2007 and all unexercised warrants expire in November 2007. The warrants may be exercised on a net basis in certain circumstances but in no event is the Company obligated to settle the warrants in cash. During the three month periods ended March 31, 2007 and December 31, 2006 we sold 3,197,945 and 243,060 shares, respectively, (settled and issued 133,900 shares at December 31, 2006) of our Class A common stock under our financing facility with Brinson Patrick Securities Corporation, raising net offering proceeds of $6.9 million and $562,512, respectively. These offerings were made pursuant to our shelf registration statement on Form S-3 filed on July 22, 2005. Approximately $4.4 million of the net proceeds from these offerings were used to partially repay the outstanding principal balance of a note payable issued in the Alamo acquisition, with such repayment being made in accordance with the terms of the note.
In the six months ended March 31, 2007, we also issued to employees 15,000 shares of restricted stock awards at a weighted average grant date fair value of $7.35 and with a purchase price of $0.001 per share. We also awarded in the second quarter of 2007 an additional 1,696,613 of restricted stock units with a grant date fair value of $1.35 and a purchase price of $0.001 per share.
As of March 31, 2007, warrants to purchase 1,322,305 shares of common stock at a weighted-average price per share of $4.44 remained outstanding, of which all are exercisable.
11. EMPLOYEE EQUITY INCENTIVE PLANS
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
During the three-month and six-month periods ended March 31, 2007 and 2006, we granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to our employees and consultants. Under the Plans, as of March 31, 2007, we had an aggregate of 1,523,725 shares of our common stock reserved for future issuance. As of March 31, 2007, no options were outstanding to consultants. Of those shares, 977,965 were subject to outstanding options and other awards and 545,760 shares were available for future grants of share-based awards. We also issued share-based awards outside of the Plans. As of March 31, 2007, options to purchase 120,000 shares of our common stock that were issued outside of the Plans (inducement option grants) are outstanding. None of the share-based awards is classified as a liability as of March 31, 2007.
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

Summaries of stock options outstanding and changes during the six-month period ended March 31, 2007 are presented below.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
		price per	term	intrinsic
	Number of shares	share	(in years)	value
Outstanding, October 1, 2006	1,587,070	$10.07	7.2	$817,000
Granted	369,380	$5.14
Exercised	(66,758)	$4.33
Forfeited	(783,602)	$9.96
Expired	(8,125)	$7.89

Outstanding, March 31, 2007	1,097,965	$8.85	8.4	400

Vested and expected to vest in the future, March 31, 2007	1,027,235

Exercisable, March 31, 2007	345,566
The weighted average grant-date fair values of options granted during the six-month periods ended March 31, 2007 and 2006 were $2.14 and $8.57 per share, respectively. The total intrinsic value of options exercised during the six-month periods ended March 31, 2007 and 2006 was $269,591 and $4.3 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of March 31, 2007, the total unrecognized compensation cost related to unvested shares was $10,104,699, which is expected to be recognized over the weighted-average period of 8.4 years, based on the vesting schedules.
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
Assumptions used in the Black-Scholes model for options granted during the six-month periods ended March 31, 2007 and 2006 were as follows:

	2007	2006
Expected volatility	75%-103%	78.4% - 80.4%
Weighted-average volatility	88%	79.0%
Average expected term in years	6.0	4.5
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.7%	4.4%
Expected dividend yield	0%	0%
The following table summarizes information concerning outstanding and exercisable Class A stock options as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.20 - $4.64	236,681	9.0	$2.17	45,211	$4.26
$5.12 - $6.92	169,054	8.0	$6.35	33,304	$6.07
$7.12 - $9.92	129,579	8.7	$8.63	45,016	$8.70
$10.10 - $10.70	146,250	9.0	$10.68	14,167	$10.56
$11.08 - $11.76	211,221	8.2	$11.70	93,786	$11.70
$12.12 - $13.84	113,105	7.4	$13.17	67,787	$13.18
$14.28 - $19.38	92,075	8.0	$16.23	46,295	$17.04

	1,097,965	8.4	$8.85	345,566	$10.75

Restricted stock units. RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for the six months ended March 31, 2007:

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2006	51,480	$15.54
Granted	2,310,543	$1.73
Vested	—	$—
Forfeited	(224,900)	$—

Unvested, March 31, 2007	2,137,123	$2.25

The grant-date fair value of RSUs granted during the six-month periods ended March 31, 2007 and 2006 was $4,002,041 and $800,000, respectively. During the six-month period ended March 31, 2006, 51,480 RSUs were granted. As of March 31, 2007, the total unrecognized compensation cost related to unvested shares was $4,802,065, which is expected to be recognized over a weighted-average period of 2.6 years, based on the vesting schedules.
Restricted stock awards. Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged or otherwise disposed of until the award vests, and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards typically vest on the second or third anniversary of the grant date or on a graded vesting schedule over three years of employment. A summary of our unvested restricted stock awards as of March 31, 2007 and changes during the six month period ended March 31, 2007 are presented below.

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2006	223,915	$13.48
Granted	15,000	$7.35
Vested	(41,666)	$2.90
Forfeited	(131,999)	$—

Unvested, March 31, 2007	65,250	$47.03

The grant-date fair value of restricted stock awards granted in the six month periods ended March 31, 2007 and 2006 was $110,025 and $454,000, respectively. As of March 31, 2007, the total unrecognized compensation cost related to unvested shares was $3,068,762, which is expected to be recognized over a weighted-average period of 1.6 years.
During the six month periods ended March 31, 2007 and 2006, we received a total of $288,870 and $2.8 million, respectively, in cash from exercised options and restricted stock awards under all share-based payment arrangements. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the six month periods ended March 31, 2007 and 2006.
12. COMMITMENTS AND CONTINGENCIES
Center for Neurologic Study (“CNS”) — We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with the CNS. We will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both IEED/PBA and diabetic peripheral neuropathic pain (“DPNP”) , assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, we paid $75,000 to CNS under the CNS license agreement, and will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of IEED/PBA. In addition, we are obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense Zenvia to a third party. Under our agreement with CNS we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if we pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently plan to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition we are obligated to pay CNS a royalty ranging from approximately 5% to 7% of net revenues.

Eurand Agreement for Zenvia - We will be required to make payments of up to $7.6 million, contingent upon achievement of certain development milestones, and up to $14.0 million, contingent upon achievement of certain sales targets. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Payment target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country by country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In November 2006, we notified Eurand to suspend activity on this project until further notice. The Company may terminate the agreement upon 30 days notice in the event the company receives a response from the FDA that is something other than an unconditional approval. Upon expiration of the agreement the Company shall own a fully-paid irrevocable license.
CIMA Agreement for FazaClo — The CIMA agreement extends through the life of the longest FazaClo patent. Currently the patent that relates to the OraSolv formulation expires in 2010 and the patent that relates to PakSolv expires in 2018. If we are successful in achieving approval of the DuraSolv formulation the life would extend to 2019. The agreement terminates for insolvency by either party, with 60-day notice if certain terms of the agreement are not met, with 60-days notice if we fail to pay royalties, and CIMA can terminate region-by-region if Alamo/Avanir does not commercialize in other regions.
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
In addition, we could terminate contracts with certain vendors, including Clinical Research Organizations, where such terminations could result in substantial termination fees.
13. SEGMENT INFORMATION
We operate our business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. Our chief operating decision-maker is the Chief Executive Officer, who evaluates our Company as a single operating segment.
We categorize revenues by geographic area based on selling location. All our operations are currently located in the U.S.; therefore, total revenues for the three and six month periods ended March 31, 2007, fiscal 2006, 2005 and 2004 are attributed to the U.S. All long-lived assets at March 31, 2007 and September 30, 2006 are located in the U.S. For purposes of the evaluation for impairment of goodwill, the Company’s operating segment represents its single reporting unit.
For the three-month and six-month periods ended March 31, 2007, 7% and 8% of our total net revenues were derived from our license agreement with AstraZeneca. For the three-month and six-month periods ended March 31, 2007, the sale of rights to royalties under the GlaxoSmithKline license agreement were 13% and 11%, respectively, of our total net revenues. For the three-month and six-month periods ended March 31, 2006, 59% and 79%, respectively, of our total net revenues were derived from our license agreement with AstraZeneca. For the three-month and six-month periods ended March 31, 2006, the sale of rights to royalties under the GlaxoSmithKline license agreement were 17% and 65%, respectively of our total net revenues. Net receivables from AstraZeneca and Novartis accounted for approximately 14% and 7%, respectively, of our net receivables at March 31, 2007 and 26% and 3%, respectively, of our net receivables at September 30, 2006.
For the three-month period ended March 31, 2007 the gross wholesale value of FazaClo shipments, net of returns, to McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health were 39%, 19% and 27%, respectively, of our total gross wholesale shipments. For the six-month period ended March 31, 2007 the gross wholesale value of FazaClo shipments, net of returns, to McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health were 40%, 20% and 24% respectively, of our total gross wholesale shipments. Net receivables from McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health accounted for 33%, 11% and 14%, respectively, of our total net receivables at March 31, 2007 and 27%, 11% and 14%, respectively, of our total net receivables at September 30, 2006.
14. SUBSEQUENT EVENTS
Subsequent to March 31, 2007 and through the date of this filing, the Company sold and issued a total of 2,213,267 shares of our Class A common stock for aggregate gross offering proceeds of $7.5 million ($7.2 million after offering expenses). Approximately $1.4 million of these net offering proceeds were used to reduce the outstanding principal balance of a note issued in connection with the Alamo transaction. The repayment of such amount is required under the terms of the note. This offering was made under the Company’s effective shelf registration statement for the Form S-3 and pursuant to the final prospectus dated December 15, 2006.
On May 3, 2007, the Board of Directors approved a plan of disposition to exit the Company’s facilities in San Diego. Pursuant to this plan, the Company expects to sublease a total of approximately 48,000 square feet of laboratory and office space in San Diego and to relocate any remaining personnel and clinical trial support functions to the Company’s offices in Orange County, California. The disposition of these facilities follows the Company’s receipt of non-renewal and termination notices from Novartis and AstraZenca, respectively, as described below under the “Executive Overview”. The Company expects to sublease these facilities by the end of fiscal 2007. As early as the third quarter of fiscal 2007, the Company estimates it will record a restructuring charge of approximately $3.8 million, including approximately $1.3 million of non-cash charges. This restructuring charge relates to the termination of employees, acceleration of amortization of leasehold improvements and recognition of the loss under the expected terms of a sublease.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month and six-month periods ended March 31, 2007, may also be referred to as the second quarter of fiscal 2007 and first half of fiscal 2007, respectively.
EXECUTIVE OVERVIEW
Avanir Pharmaceuticals is a pharmaceutical company focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets that include the central nervous system, inflammatory and infectious diseases. Our first commercialized product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. We also have three other collaborations for docosanol around the world that may generate future revenue for the company depending on clinical and regulatory success outside the United States. Certain sales milestones for this product have been met in the United States and Canada and this quarter we have begun to record additional royalty revenues.
Our lead product candidate Zenvia is currently in Phase III clinical development for the treatment of two conditions: (a) involuntary emotional expression disorder (“IEED”), also known as pseudobulbar affect (“PBA”), and (b) diabetic peripheral neuropathic pain (“DPNP”). In 2005, we started a rolling submission with the FDA to seek final regulatory approval for Zenvia for IEED/PBA. Assuming FDA approval for Zenvia for this indication, we had planned to commercialize Zenvia ourselves, thereby becoming a fully integrated pharmaceutical company.
To provide at least part of the sales force that we expected to need for Zenvia, and to help partially defray the sales and marketing costs expected for Zenvia’s commercialization, we acquired Alamo Pharmaceuticals in May 2006. Alamo had a small specialty sales force that was selling FazaClo, the only orally disintegrating formulation of clozapine, which is used for the management of treatment resistant schizophrenia and reduction in the risk of recurrent suicidal behavior in schizophrenia or schizoaffective disorders. Following the acquisition of Alamo, we continued to sell FazaClo and began pre-launch activities for the expected approval of Zenvia in the fourth quarter of calendar 2006. However, on October 30, 2006, we received an approvable letter from the FDA for Zenvia for the treatment of IEED/PBA. In this letter, the FDA concluded that Zenvia could be approved for commercialization, but that we would first need to address specific safety and efficacy concerns raised by the FDA. Details of the contents of the approvable letter are contained in our Annual Report on Form 10-K for the year ended September 30, 2006.
On February 26, 2007, we met with FDA officials to discuss the FDA’s concerns and to present our proposed strategy to address these concerns and gain approval for Zenvia. Based on this meeting, the Company has agreed that a single confirmatory Phase III clinical trial testing a lower dose of quinidine, one of the active ingredients in Zenvia, should allow the Company to resolve the FDA’s concerns. We will also undertake certain preclinical and clinical pharmacology work to support the revised application for the lower dose of Zenvia. Our goal is to begin the required activities addressed in the FDA meeting immediately but may be delayed depending on our financing or corporate strategy. If the trial begins immediately, we anticipate being able to complete the clinical and non-clinical work over approximately the next two years. Any delays in starting the clinical trial would also delay the anticipated approval date.
Due to the delay in the commercial launch of Zenvia, we have cut back the size of our operations considerably in an effort to conserve capital. We have ceased all pre-launch activities for Zenvia and have reduced our administrative organization that was being built up to support the launch of Zenvia. Additionally, we have substantially cut back our research and development operations following our receipt in March 2007 of non-renewal and termination notices from two of our licensing partners, Novartis International Pharmaceutical Ltd. and AstraZeneca U.K., respectively. Details of these agreements and the circumstances around the terminations are set forth in our Current Report on Form 8-K, filed March 29, 2007.
We received notice from Novartis International Pharmaceutical Ltd. of the non-renewal of the research collaboration portion of our agreement with them. However, we remain eligible to receive over $200 million in milestone payments, contingent upon Novartis’ performance and achievement of certain development and regulatory milestones, including achievement of certain sales targets, if a licensed compound is approved by the FDA. In addition, we received notice from AstraZeneca of the termination of the research support services agreement and license agreement with them. In light of the loss of these revenues, we have terminated those employees who were principally supporting these programs and we intend to sublease excess laboratory space in our San Diego facilities and move critical clinical support functions to our headquarters in Orange County, California.
Because we currently have a grant application pending for the further development of our Xenerex technology, we do not yet know whether we will continue to develop that program or seek to find a license partner and cease all further direct research activities. Due to our limited capital resources and current focus on obtaining approval of Zenvia, we currently expect to continue to develop Xenerex only to the extent that the direct development costs are fully offset by grants or license fees from partners. Our other development programs, which include our selective cytokine inhibitor, have been placed on hold.
In April 2007, we announced preliminary top-line data from our first Phase III clinical trial of Zenvia for DPNP. We expect this to be the first of two pivotal studies required for approval of Zenvia for the treatment of DPNP. We plan to meet with the FDA to discuss the next study for Zenvia for the treatment of DPNP.
Based on these developments over the past six months, we have undergone significant change. Our planned launch of Zenvia has been delayed and we have retrenched to a much smaller size, with the principal focus on gaining regulatory approval for Zenvia for IEED/PBA and then for DPNP. To that end, we have explored the possibility of selling certain non-core assets including FazaClo, our Xenerex antibody technology, and our AVP-13358 selective cytokine inhibitor technology, as well as other preclinical assets as a means of funding all or a portion of our operations over the next several years. We are currently entertaining expressions of interest from potential buyers of FazaClo and are also considering other means of raising capital, including borrowing funds and selling common stock or other securities.
If we are unable to raise capital as needed to fund our operations, then we may need to slow the rate of development of some of our programs or sell additional rights to one or more of our drug candidates. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of capitalization and amortization periods for identifiable intangible assets, inventories, the potential impairment of goodwill and other intangible assets, income taxes, contingencies, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions are made. Actual results may differ significantly from our estimates.
A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2006 in the “Critical Accounting Policies and Estimates” section and in Note 1 of the Notes to our condensed consolidated financial statements included herein.
Share-Based Compensation
Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months ended
	March 31
	2007	2006	$ Change	% Change
PRODUCT SALES
Net revenues	$3,829,111	$—	$3,829,111	100%
Cost of revenues	1,308,256	—	1,308,256	100%

Gross margin	$2,520,855	$—	$2,520,855	100%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
License agreements	$56,019	$9,342	$46,677	499.6%
Research services	920,448	1,956,565	(1,036,117)	-53.0%
Government research grant	266,728	75,862	190,866	251.6%
Royalty and sale of royalty rights	779,673	427,259	352,414	82.5%

	2,022,868	2,469,028	(446,160)	-18.1%
Costs:
Research services	607,164	1,795,634	(1,188,470)	-66.2%
Government research grant	369,261	96,966	272,295	281.1%

	976,425	1,892,600	(916,175)	-48.4%

Gross margin	$1,046,443	$576,428	$470,015	81.5%

Revenues
Net product revenues for the three months ended March 31, 2007 include sales of FazaClo of $3.8 million. Product revenues are recorded net of product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts aggregating approximately 25.1% of gross revenues. Net wholesale shipments for the three months ended March, 31, 2007 was $4.2 million.
Revenues from licenses, research services and grants declined to $2.0 million for the second quarter of 2007 compared to $2.5 million for the second quarter of fiscal 2006. This decline is primarily due to a decrease in revenues of $1.0 million from research services earned from our collaborative agreements with AstraZeneca and Novartis, as direct reimbursable costs have declined period to period and AstraZeneca has elected to rely less upon our resources. The decrease was partially offset by an increase of $550,000 in royalties and government sponsored research grants.
As discussed above in the Executive Overview, the company received notice from Novartis International Pharmaceutical Ltd. of the non-renewal of the research collaboration portion of our agreement with them. However, the Company is eligible to receive over $200 million in milestone payments, contingent upon Novartis’ performance and achievement of certain development and regulatory milestones, including achievement of certain sales targets, if a licensed compound is approved by the FDA. In addition, the Company received notice from AstraZeneca of the termination of the research support services agreement and license agreements with them. In light of the loss of these revenues, we have terminated those employees who were principally supporting these programs and we intend to sublease excess laboratory space in our San Diego facilities and move critical clinical support functions to our headquarters in Orange County, California. As a result of these two research collaboration programs ending, the Company will no longer receive revenues from the research portion of these arrangements after the quarter ended June 30, 2007.
Potential revenue-generating contracts that remained active as of March 31, 2007 include several docosanol 10% cream license agreements and a license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
Cost of product revenues was $1.3 million or 34% of net product revenues for the three months ended March 31, 2007. Costs consist primarily of product manufacturing costs of $493,000 or 13% of net product revenues, royalties to CIMA of $191,000 or 5% of net product revenues, amortization of acquired FazaClo product rights of $257,000 or 7% of net product revenue and the write-off of $260,000 of obsolete inventory or 7% of net product revenue.
Cost of licenses, research services and grants declined to $977,000 or 48% of revenues compared with $1.9 million or 77% of revenues for the three-month period ended March 31, 2006. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Three Months ended
	March 31
	2007	2006	$ Change	% Change
OPERATING EXPENSES
Research and development	$6,245,285	$6,162,322	$82,963	1.3%
Selling, general and administrative	5,330,405	8,492,115	(3,161,710)	-37.2%

Total Operating Expenses	$11,575,690	$14,654,437	$(3,078,747)	-21.0%

Research and Development Expenses
R&D expenses remained essentially unchanged for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. Increases in expenses relating to the FazaClo patient registry which were not present in the prior year quarter were substantially offset with reductions in spending associated with the selective cytokine inhibitor clinical development program and decrease in non-cash expenses of $500,000 resulting from an adjustment in the forfeiture rate used in the calculation of share based compensation expense.

As planned we met with the FDA in late February 2007 to discuss what additional clinical development would be needed for the approval of Zenvia for the treatment of IEED/PBA. As a result of that meeting, we now plan to initiate a confirmatory clinical trial in IEED with a new, lower quinidine dose formulation later this fiscal year. In April 2007, we received positive results in connection with the completion of the Zenvia Phase III clinical trials for the treatment of DPNP. Based on the outcome of this meeting with the FDA and the positive DPNP trial we will need to undertake significant additional clinical trial work, and incur related expenses, for these programs. All future development work on MIF will be undertaken by Novartis and will be fully paid by Novartis. We expect that spending on our monoclonal antibodies will depend in part on the progress that we make in these programs and on our strategy for partnering these programs or in obtaining additional government grants, so that we are able to defray at least part of these ongoing development costs.
Selling, General and Administrative expenses
Selling, general and administrative expenses decreased $3.2 million, or 37.2% for the three-month period ended March 31, 2007, compared to the three-month period ended March 31, 2006. This decrease is primarily due to a decrease in non-cash expenses of $2.1 million resulting from an adjustment to the forfeiture rate used in the calculation of share based compensation expense. In addition, $1.5 million for continuing medical education grants related to the IEED in the prior year which were not repeated in the current period were partially offset by current period expenses for increases in headcount resulting primarily from the Alamo acquisition.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the three-month periods ended March 31, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Total compensation expense (income) for our share-based payments in the three month period ended March 31, 2007 and the same period in 2006 was $(1,669,000) and $758,000, respectively. Selling, general and administrative expense in the three-month period ended March 31, 2007 and 2006 include share-based compensation expense (income) of $(1,346,000) and $572,000, respectively. Research and development expense in the three-month period ended March 31, 2007 and 2006 include share-based compensation expense (income) of $(323,000) and $186,000, respectively. As of March 31 2007, $10.1 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.7 years. See Note 2, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Interest Expense and Interest Income
For the three-month period ended March 31, 2007, interest expense increased to $316,000, compared to $21,000 for the same period in the prior year. The increase is primarily due to the Seller Notes with an original balance of $25.1 million issued in May 2006 in connection with the purchase of Alamo.
For the three-month period ended March 31, 2007, interest income decreased to $145,000, compared to $564,000 for the same period in the prior year. The decrease is due to approximately a 84% decrease in the average balance of cash, cash equivalents and investments in securities for the quarter ended March 31, 2007, compared to the same period in the prior year.
Net Loss
Net loss was $7.9 million, or $0.20 per share, in the three-month period ended March 31, 2007, compared to a net loss of $13.5 million, or $0.44 per share for the three-month period ended March 31, 2007. The cumulative adjustment of our estimated forfeiture rates decreased the net loss for the three-month period ended March 31, 2007 by $2.6 million and reduced the diluted net loss per share by $0.07.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	Six Months ended
	March 31
	2007	2006	$ Change	% Change
PRODUCT SALES
Net revenues	$10,099,815	$—	$10,099,815	100%
Cost of revenues	2,655,440	—	2,655,440	100%

Gross margin	$7,444,375	$—	$7,444,375	100%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
License agreements	$113,284	$5,009,342	$(4,896,058)	-97.7%
Research services	2,190,692	4,434,583	(2,243,891)	-50.6%
Government research grant	353,076	160,687	192,389	119.7%
Royalty and sale of royalty rights	1,502,713	1,009,304	493,409	48.9%

	4,159,765	10,613,916	(6,454,151)	-60.8%

Costs:
Research services	1,771,239	3,811,719	(2,040,480)	-53.5%
Government research grant	464,988	166,955	298,033	178.5%

	2,236,227	3,978,674	(1,742,447)	43.8%

Gross margin	$1,923,538	$6,635,242	$(4,711,704)	-71.0%

Revenues
Net product revenues for the six-month period ended March 31, 2007 include sales of FazaClo (acquired with the acquisition of Alamo in May 2006) of $10.1 million, including revenue that was deferred as of September 30, 2006. Product revenues are recorded net of product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts aggregating approximately 25.1% of gross revenues. Net wholesale shipments for the six-month period ended March 31, 2007 was $7.4 million.
Revenues from licenses, research services and grants declined to $4.2 million for the six month period ended March 31, 2007 compared to $10.6 million for the six month period ended March 31, 2006. This decline was principally due to a $5.0 million milestone earned under the AztraZeneca license agreement in the first quarter of fiscal year 2006 which was not repeated in the first quarter of fiscal year 2007 and a decrease in revenues of $2.2 million from research services earned from our collaborative agreements with AstraZeneca and Novartis as AstraZeneca has elected to rely less upon our scientists and to run more of the projects themselves.
As discussed above in the Executive Overview, the company received notice from Novartis International Pharmaceutical Ltd. of the non-renewal of the research collaboration portion of our agreement with them. However, the Company is eligible to receive over $200 million in milestone payments, contingent upon Novartis’ performance and achievement of certain development and regulatory milestones, including achievement of certain sales targets, if a licensed compound is approved by the FDA. In addition, the Company received notice from AstraZeneca of the termination of the research support services agreement and license agreement with them. In light of the loss of these revenues, we have terminated those employees who were principally supporting these programs and we intend to sublease excess laboratory space in our San Diego facilities and move critical clinical support functions to our headquarters in Orange County, California. As a result of these two research collaboration programs ending, the Company will no longer receive revenues from the research portion of these arrangements after the quarter ended June 30, 2007.
Potential revenue-generating contracts that remained active as of March 31, 2007 include several docosanol 10% cream license agreements and a license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Cost of Revenues
Cost of product revenues was $2.7 million or 26% of net product revenues for the six month period ended March 31, 2007. Costs include the direct and indirect costs to manufacture of $1.4 million or 14% of net product revenues, royalties to CIMA of $505,000 or 5% of net product revenues and amortization of acquired FazaClo product rights of $514,000 or 5% of net product revenue.
Cost of licenses, research services and grants declined to $2.2 million or 54% of revenues compared with $4.0 million or 37.5% of revenues for the six-month period ended March 31, 2006. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Six Months ended
	March 31,
	2007	2006	$ Change	% Change
OPERATING EXPENSES
Research and development	$12,151,286	$13,365,128	$(1,213,842)	-9.1%
Selling, general and administrative	18,576,339	13,260,858	5,315,481	40.1%

Total Operating Expenses	$30,727,625	$26,625,986	$4,101,639	15.4%

Research and Development Expenses
R&D expenses decreased $1.2 million or 9.1% for the six-month period ended March 31, 2007 compared to the six-month period ended March 31, 2006. The decrease is primarily due to decreased costs incurred for the AVP-13358 Allergy study and decreased costs incurred for Zenvia product research and development offset by increased costs for the FazaClo patient registry. In addition., an adjustment to the forfeiture rate used in the calculation of share based compensation expense resulted in a decrease in non-cash expense of $500,000.
As planned we met with the FDA in late February 2007 to discuss what additional clinical spending, if any, will be needed for the approval of Zenvia for the treatment of IEED/PBA. As a result of that meeting, we now plan to initiate a confirmatory clinical trial in IEED with a new, lower quinidine dose formulation later this fiscal year. In April 2007, we received positive results in connection with the completion of the Zenvia Phase III clinical trials for the treatment of DPNP. Based on the outcome of this meeting with the FDA and the positive DPNP trial we will need to undertake significant additional clinical trial work, and incur related expenses, for these programs. All future R&D spending on MIF is expected to be fully reimbursed by our collaborative partners. We expect that spending on our monoclonal antibodies will depend in part on the progress that we make in these programs and on our strategy for partnering these programs or in obtaining additional government grants, so that we are able to defray part or all of these ongoing development costs.
Selling, General and Administrative expenses
Selling, general and administrative expenses increased $5.3 million, or 40.1% for the six-month period ended March 31, 2007, compared to the six-month period ended March 31, 2006. The increase is primarily attributed to expenditures resulting from the Alamo acquisition such as headcount increases, the Company’s re-launch of FazaClo and amortization of the Alamo acquisition. In addition, expenses were incurred in the current year relating to headcount increases and external marketing costs associated with the anticipated Zenvia product launch of which commercialization has since been delayed. The increase was offset by an adjustment in non-cash expenses of $2.1 million resulting from an adjustment in the forfeiture rate used in the calculation of share based compensation expense.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the six-month periods ended March 31, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Total compensation expense (income) for our share-based payments in the six-month period ended March 31, 2007 and the same period in 2006 was $(825,000) and $1.2 million, respectively. Selling, general and administrative expense in the three-month period ended March 31, 2007 and 2006 include share-based compensation expense (income) of $(625,000) and $958,000, respectively. Research and development expense in the six-month period ended March 31, 2007 and 2006 include share-based compensation expense (income) of $(200,000) and $262,000, respectively. As of March 31 2007, $10.1 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.7 years. See Note 2, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Expense and Interest Income
For the six-month period ended March 31,2007, interest expense increased to $919,000, compared to $45,000 for the same period in the prior year. The increase is primarily due to the Seller Notes with an original balance of $25.1 million issued in May 2006 in connection with the purchase of Alamo.
For the six-month period ended March 31, 2007, interest income decreased to $336,000, compared to $893,000 for the same period in the prior year. The decrease is due to approximately a 84% decrease in the average balance of cash, cash equivalents and investments in securities for the six-month period ended March 31, 2007, compared to the same period in the prior year.
Net Loss
Net loss was $21.5 million, or $0.58 per share, for the six-month period ended March 31, 2007, compared to a net loss of $22.8 million, or $0.76 per share for the six-month period ended March 31, 2006. A slightly lower net loss and significantly higher weighted average number of shares outstanding accounted for the lower loss per share. The cumulative adjustment of our estimated forfeiture rates decreased the net loss for the six-month period ended March 31, 2007 by $2.6 million and reduced the diluted net loss per share by $0.08.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity by our ability to generate cash to fund future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of accounts receivable, inventories, accounts payable and capital expenditures; the timing and extent of cash received from milestone payments under license agreements; funds required for acquisitions; funds required to repay notes payable and capital lease obligations as they become due; adequate credit facilities; and financial flexibility to attract long-term equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities and used to fund operations and working capital requirements and investing activities.
Cash, cash equivalents and investments, as well as, net cash provided by or used for operating, investing and financing activities are summarized in the table below.

		Increase
	March 31,	(Decrease)	September 30,
	2007	During Period	2006
Cash, cash equivalents and investment in securities	$8,668,879	$(16,081,194)	$24,750,073
Cash and cash equivalents	$5,286,799	$388,585	$4,898,214
Net working capital	$(4,485,866)	$2,483,911	$(6,969,777)

	Six Months		Six Months
	Ended	Change	Ended
	March 31,	Between	March 31,
	2007	Periods	2006
Net cash used for operating activities	$(33,322,647)	$(15,667,859)	$(17,654,788)
Net cash provided by (used for) investing activities	16,459,260	40,726,186	(24,266,926)
Net cash provided by financing activities	17,251,972	(26,962,179)	44,214,151

Net increase in cash and cash equivalents	$388,585	$(1,903,852)	$2,292,437

Operating activities. Net cash used for operating activities amounted to $33.3 million in the first half of fiscal 2007 compared to $17.7 million in the first half of fiscal 2006. The increase in cash used is primarily related to the funding the operating loss for the period, reductions in accounts payable and accrued liabilities and deferred revenues. Accounts payable decreased by $8.5 million and is primarily due to payments of invoices in clinical, marketing and G&A activities. A decrease in deferred revenues of $3.6 million resulted from the recognition of revenue for the first six months of fiscal 2007.

Investing activities. Net cash provided by investing activities was $16.5 million in the first half of fiscal 2007, compared to $24.6 million used in the first half of fiscal 2006. Our proceeds from the sale of securities provided $16.9 million in the first half of fiscal 2007 compared with $22.9 million in the first half of fiscal 2006 more than offset with $44.2 million investment in securities in 2006. We invested $90,000 in property and equipment in the first half of fiscal 2007, compared to $951,000 in the first half of fiscal 2006.
Financing activities. Net cash provided by financing activities was $17.3 million in the first half of fiscal 2007, consisting of $22.1 million in net proceeds from sales of our common stock offset by $4.8 million to reduce long-term debt. Net cash provided by financing activities amounted to $44.2 million in the first half of fiscal 2006, consisting of $35.6 million received from the sale of our common stock through private placements, and $8.7 million from exercises of warrants and stock options to purchase our common stock..
In June 2005, we filed shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $100 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on August 3, 2005 and through March 31, 2007, we had sold a total of 11,750,014 shares of Class A common stock under this registration statement, raising gross offering proceeds of approximately $55.2 million and net offering proceeds of approximately $53.9 million. We have also issued under this registration statement common stock warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants become exercisable beginning in May 2007 and all unexercised warrants expire in November 2007. The warrants may be exercised on a net basis in certain circumstances but in no event would the company be required to settle the warrants in cash.
Subsequent to March 31, 2007, the Company sold and issued 2,213,267 shares of our Class A common stock under this registration statement for aggregate gross offering proceeds of $7.5 million ($7.2 million after expenses). Approximately $1.4 million of the net proceeds from these net proceeds were used to reduce the principal balance of a Alamo seller notes payable as required under the terms of the note. These offerings and sales were made under our financing facility with Brinson Patrick Securities Corporation, which we entered into in December 2006. Under this facility, we offered and sold an aggregate of 5,684,000 shares of Class A common stock. As of May 10, 2007, no shares remained available for sale under this facility.
In December 2006 we entered into a fleet operating lease agreement with GE Commercial Finance Fleet Services for up to $1.4 million of financing for our sales fleet. No obligations are currently outstanding under this facility.
As of March 31, 2007, we have contractual obligations for long-term debt, capital (finance) lease obligations and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$26,615,242	$2,031,316	$24,583,926	$—	$—
Capital (finance) lease obligations	293,531	176,381	117,150	—	—
Operating lease obligations	10,434,392	2,514,900	3,877,794	3,078,762	962,936
Purchase obligations (1)	4,801,549	4,321,394	480,155	—	—

Total	$42,144,714	$9,043,991	$29,059,025	$3,078,762	$962,936

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2007 which approximates our contractual commitments for goods and services in the normal course of our business.
As part of the purchase consideration of the Alamo acquisition, we initially issued three promissory notes in the principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note” respectively) (collectively, the “Notes”). The Notes bear interest at an average rate equal to the London Inter-Bank Offered Rate, or “LIBOR,” plus 1.33%. Interest accruing on the Notes is payable monthly and the principal amount of the Notes matures on May 24, 2009, provided that (i) the Selling Holders may demand early repayment of the First Note if the closing price of our common stock, as reported on the NASDAQ Global Market, equals or exceeds $15.00 per share for a total of 20 trading days in any 30 consecutive trading-day period (the “Stock Contingency”), and (ii) we must apply 20% of any future net offering proceeds from equity offerings and other financing transactions to repay the Notes (starting with the First Note), and must repay the Notes in full if we have raised in an offering more than $100,000,000 in future aggregate net proceeds. In connection with the equity offering we completed in the first half of fiscal year and in accordance with the terms of the Notes, we used approximately $4.4 million or 20% of the net proceeds received to pay down the First Note.

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
Alamo Earn-Out Payments. In connection with the Alamo acquisition, we agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo. These earn-out payments are based on FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”). Based on the results of the quarter ended March 31, 2007, we will make the first of these revenue-based payments through the issuance of an additional promissory note in the principal amount of $2,000,000. As of the date of this filing, the following earn-out contingencies remained outstanding and potentially payable to the Selling Holders:
•	A promissory note, in the principal amount of $2,000,000, generally payable on the third anniversary date if monthly FazaClo net product sales, as recognized in the statement of operations, exceed $1,500,000 for each of the three months in a given fiscal quarter during the Contingent Payment Period (“Additional Run-Rate Note”).

•	A one-time cash payment of $10,450,000 if FazaClo net product sales, as recorded by the Company in the statement of operations, exceed $40.0 million over four consecutive fiscal quarters during the Contingent Payment Period.

•	An additional one-time cash payment of $25,000,000 if FazaClo net product sales, as recorded by the Company in the statement of operations, exceed $50.0 million over four consecutive fiscal quarters during the Contingent Payment Period.
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

Twelve-month period ended March 31:
2007	$250,000
2008	$300,000
2009 and each year thereafter	$400,000
The CIMA agreement extends through the life of the longest patent. Currently the patent that relates to the OraSolv formulation expires in 2010. If we are successful in achieving approval of the DuraSolv formulation the life would extend to 2019. The agreement terminates for insolvency by either party, with 60-day notice if certain terms of the agreement are not met, with 60-days notice if we fail to pay royalties, and CIMA can terminate region-by-region if Avanir does not commercialize in other regions.
Eurand Milestone and Royalty Payments. In August 2006, we entered into a development and license agreement (“Eurand Agreement”) with Eurand, Inc. (“Eurand”), under which Eurand will provide R&D services using Eurand’s certain proprietary technology to develop a once-a-day controlled release capsule, a new formulation, of Zenvia for the treatment of IEED/PBA

(“Controlled-Release Zenvia”). Under the terms of the Eurand Agreement, we will pay Eurand for development services on time and material basis. We will be required to make payments up to $7.6 million contingent upon achievement of certain development milestones and up to $14.0 million contingent upon achievement of certain sales targets. In addition, we will be required to make royalty payments based on sales of Controlled-Release Zenvia, if it is approved for commercialization. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Sales target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country by country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In November 2006, we notified Eurand to suspend activity on this project until further notice. The Company may terminate the agreement upon 30 days notice in the event the company receives a response from the FDA that is something other than an unconditional approval of the original formulation of Zenvia. Upon expiration of the agreement the Company shall own a fully-paid irrevocable license. Effective December 2006, we suspended further work under this agreement until resolution of further development plans for Zenvia resulting from our meeting with the FDA in late February 2007. All material remaining obligations would only be due in the event we initiate the agreement in future.
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
Under our agreement with CNS we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if we pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently plan to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted NDA and a similar amount for each approved NDA. In addition we are obligated to pay CNS a royalty ranging from approximately 5% to 7% of net revenues.
Management Outlook
In order to maintain sufficient cash and investments to fund future operations, including sales of FazaClo, and to prepare for the additional clinical work that may be required for the commercialization of Zenvia, we will need to raise additional capital in the near term. We may seek to raise this additional capital at any time and may do so through various financing alternatives, including licensing or sales of our products, technologies and drug candidates, selling shares of common or preferred stock, or through the issuance of one or more forms of senior or subordinated debt. The minimum balance of securities available for sale under our existing shelf registration was approximately $38.0 million as of March 31, 2007. We believe that these anticipated offering proceeds (including net proceeds of approximately $7.2 million subsequent to March 31, 2007 through the date of this filing, cash equivalents and unrestricted investments in securities of approximately $7.5 million at March 31, 2007, as well as anticipated future cash flows generated from licensed technologies and sales from the shipments of FazaClo, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, the Company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from licensed technologies or sales from the shipments of FazaClo and are unable to raise sufficient capital, management believes that expenditures could be curtailed in order to continue operations for the next 12 months.
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
Interest rate sensitivity
Our investment portfolio consists primarily of fixed income instruments with an average duration of approximately 9-12 months. The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of March 31, 2007 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of March 31, 2007 and 2006, an increase of one percentage point in the interest rates would have resulted in increases in interest expense of approximately $29,000 and $372,000, respectively.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report, have concluded that, based on such evaluation, as of March 31, 2007 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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

We must conduct additional clinical trials for Zenvia and there can be no assurance that the FDA will approve Zenvia or that an approval, if granted, will be on terms we may seek.
In October 2006, we received an “approvable letter” from the FDA for our new drug application (“NDA”) submission for Zenvia for IEED/PBA. The approvable letter outlined concerns that the FDA had regarding certain efficacy and safety data contained in our NDA submission. To address these concerns, we have agreed to conduct a single confirmatory Phase III clinical trial and to conduct certain preclinical and pharmacokinetic studies, which we expect will provide sufficient data to allow us to seek regulatory approval. Because the Phase III trial will be testing a lower dose of Zenvia to address the FDA’s safety concerns, we expect that the drug’s efficacy will be at least somewhat lower than in previous trials. It is possible that the efficacy will be so reduced that we will not be able to satisfy the FDA’s efficacy requirements and there can be no assurance that the FDA will approve Zenvia for commercialization.
Even if the confirmatory trial is successful, it will be costly and time consuming. Because our patents covering Zenvia expire at various times from 2011 through 2019 (without accounting for potential extensions that might be available), any substantial delays in regulatory approval would negatively affect the commercial potential for Zenvia for this indication. Additionally, it is possible that Zenvia may not be approved with the labeling claims or for the patient population that we consider most desirable for the promotion of the product. Less desirable labeling claims could adversely affect the commercial potential for the product and could also affect our long-term prospects.
We have limited capital resources and will need to raise additional funds to support our operations.
We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $239 million as of March 31, 2007, and we expect to continue to incur substantial operating losses for the foreseeable future. As of March 31, 2007, we had approximately $8.7 million in cash, cash equivalents, investments in securities and restricted cash. We do not expect to generate positive net cash flows from FazaClo sales unless we can reduce operating expenses and/or increase sales.
In light of our existing capital resources and substantial near-term capital needs, we will need to raise significant amounts of additional capital to finance our ongoing operations. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels for the next 6 to 9 months. Although we expect to be able to raise additional capital and/or curtail current levels of operations to be able to be able to continue to fund our operations beyond that time, there can be no assurance that we will be able to do so. If we are unable to raise additional capital to fund future operations, then we may be unable to execute our development plans for Zenvia or our commercialization plans for FazaClo. This may result in significant delays in our planned clinical trial for Zenvia for IEED and may force us to further curtail our operations.
Any transactions that we may engage in to raise capital could dilute our shareholders and diminish certain commercial prospects.
We will seek to raise additional capital and may do so at any time through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, or through the issuance of one or more forms of senior or subordinated debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock and any such financing will dilute our existing shareholders. If we instead seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have stated we are actively considering with certain investigational compounds, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships. Additionally, we are currently considering various proposals regarding the sale of FazaClo. If we sell FazaClo, we will no longer receive the revenues and cash flows associated with product sales and our operations and product pipeline will be less diverse, effectively concentrating investor risk in the success of Zenvia.
The FDA’s safety concerns regarding Zenvia for the treatment of IEED/PBA may extend to other clinical indications that we are pursuing, including DPNP.
The FDA raised certain safety concerns and questions regarding Zenvia for the treatment of IEED/PBA. We are currently developing Zenvia for the treatment of other clinical indications, including DPNP, for which we have recently completed one of two planned Phase III clinical trials. Although the FDA has not expressly stated that the safety concerns and questions raised in IEED/PBA indication would apply to other indications such as DPNP, it is possible that the FDA will raise similar concerns for this indication.

We are considering whether to conduct a second clinical trial in the DPNP indication using a lower dose to address these concerns. However, such a lower dose may not yield the same levels of efficacy as seen in the earlier trials and may not satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for these other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.
We have recently experienced significant turnover in senior management.
Over the past 12 months, we have experienced significant turnover in our senior management team, including the departures of our President and Chief Executive Officer, Chief Accounting Officer (formerly our Chief Financial Officer), Vice President of Human Resources, Vice President of Business Development, Vice President of Clinical Affairs and Executive Director of Investor Relations. As a result of these changes, we essentially have a new management team. It is not yet possible to assess how effective this management team will be and whether they will be able to work together to accomplish the Company’s business objectives. Additionally, changes in management are disruptive to the organization and further changes may slow the Company’s progress toward its goals. Further, it is possible that the Board of Directors will seek to reduce the size of the Board to streamline its operations and to reflect the fact that the Company is significantly smaller than it was previously. Changes in Board composition may also be disruptive and the loss of the experience and capabilities of any of our Board members may reduce the effectiveness of the Board.
We face challenges retaining members of management and other key personnel.
The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in clinical and regulatory affairs, sales and marketing and accounting and finance. Because we have a relatively small organization, the loss of any executive officers or other key employees could adversely affect our operations. For example, if we were to lose one or more of the senior members of our clinical and regulatory affairs team, the pace of clinical development for Zenvia could be slowed significantly. We have experienced extensive employee turnover recently, as discussed above, and the loss of any additional key employees could adversely affect our business and cause significant disruption in our operations.
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
In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. For example, we are required to maintain a patient registry for FazaClo and provide the FDA with reports of adverse events suffered by patients taking FazaClo. Because FazaClo carries significant safety risks, the label carries a “black box” warning and patients taking the drug may suffer significant harm and even death. These safety concerns result in substantial regulatory oversight and compliance procedures that we must comply with.
The cGMP regulations also include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of products. We are also subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.
Because Zenvia contains ingredients that also are marketed in over-the-counter drug products, there is a risk that the FDA or an outside third party at some point would propose that this product, if approved for commercialization, be distributed over-the-counter rather than by prescription, thereby potentially affecting third-party and government reimbursement.
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
Under our license arrangement for our MIF compound, we have no direct control over the development of this drug candidate and have only limited, if any, input on the direction of development efforts. These development efforts are ongoing by our licensing partner and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner(s) could elect to defer or abandon further development of these programs, as was the case in early 2007 when AstraZeneca terminated our license and collaboration agreement for our revere cholesterol transport (RCT) mechanism technology. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements.
If we fail to obtain regulatory approval in foreign jurisdictions, we would not be able to market our products abroad and our revenue prospects would be limited.
We may seek to have our products or product candidates marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
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

Risks Relating to Our Industry
There are a number of difficulties and risks associated with clinical trials and our trials may not yield the expected results.
There are a number of difficulties and risks associated with conducting clinical trials. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. It typically takes several years to complete a late-stage clinical trial, such as the planned Phase III confirmatory trial for Zenvia for IEED/PBA, and a clinical trial can fail at any stage of testing. If clinical trial difficulties or failures arise, our product candidates may never be approved for sale or become commercially viable.
In addition, the possibility exists that:
•	the results from earlier clinical trials may not be statistically significant or predictive of results that will be obtained from subsequent clinical trials, particularly larger trials;

•	institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

•	subjects may drop out of our clinical trials;

•	our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and

•	the cost of our clinical trials may be greater than we currently anticipate.
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
Additionally, the FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or our clinical trial data or ask for additional information at any time during their review. For example, there are various statistical methods that can be used to analyze clinical trial data. In the FDA’s approvable letter for Zenvia, the FDA expressed disagreement with one of the statistical methods we used to analyze certain efficacy data contained in our NDA submission. In addition, although we concluded that the safety data from our definitive QT safety study of quinidine sulfate in Zenvia suggested that cardiac risks were within an acceptable range, the FDA has expressed concern about these potential risks in the IEED/PBA patient population and has asked us to address these concerns.
Although we expect to be able to fully address these concerns, we may not be able to resolve these matters favorably, if at all. Disputes that are not resolved favorably could result in one or more of the following:
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
Clinical trials can be delayed for a variety of reasons. If we experience any such delays, we would be unable to commercialize our product candidates on a timely basis, which would materially harm our business.
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
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to variability in our operating results, as well as many factors independent of our operating results, including the following:
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
Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to our product candidates, including Zenvia, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter-to-quarter, particularly as begin to recognize revenue on FazaClo sales.
Finally, our results of operations and stock price may vary due to acquisitions or divestitures that we may make. We may acquire other companies or technologies, and if we do so, we will incur potentially significant charges in connection with such acquisitions and may have ongoing charges after the closing of any such transaction. Any such acquisitions could also be disruptive to our operations and may adversely affect our results of operations. We are also considering making certain divestitures, including the possible divestiture of FazaClo and certain investigational compounds. The announcement of any such transaction would be expected to impact our stock price and also impact our results of operations in future periods.
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
The preparation of our financial statements requires the use of certain assumptions and estimates. If the facts underlying these assumptions or estimates change, or if our analysis and conclusions change, our financial position and operating results could vary significantly from period to period.
We must make certain assumptions and estimates in preparing our financial statements. These assumptions and estimates relate to a wide range of matters, including but not limited to, allowances for uncollectible accounts receivable, allowances for obsolete inventories, impairment of asset values, product return rates, product pricing allowances, in-channel inventories, probability and size of potential liabilities and many factors related to share-based compensation expense including employee turnover, forfeiture rates, expected stock volatility, and expected term of stock options. If any of the facts underlying these assumptions and estimates change, or if our analysis changes, then the resulting change in conclusions could materially affect our operating results. For example, we reevaluated and changed our estimated forfeiture rates triggered by our recent reduction in force. As a result, our share-based compensation expense for the quarter ended March 31, 2007 was dramatically lower than in prior periods. This reduction in expense may not be sustained and we may experience other similar changes in operating results due to other changes in estimates and assumptions. These changes could increase the volatility in our stock price and could cause our stock price to decline.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of Shareholders of AVANIR Pharmaceuticals was held on February 1, 2007. There were issued and outstanding on December 18, 2006, the record date, 37,034,190 shares of Class A common stock, each share being entitled to one vote, constituting all of our outstanding voting securities. The following proposals received the number of votes set forth below, such votes being sufficient to pass all of the proposals.
Proposal No. 1: Election of Directors

Director Nominee	For	Withhold
David Mazzo	32,871,983	1,860,654
Craig Wheeler	32,921,171	1,811,466
Scott Whitcup	32,921,382	1,811,255
Proposal No. 2: Ratification of Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm

For	Against	Abstain
33,919,757	656,826	156,052
Item 5. OTHER INFORMATION
On May 3, 2007, the Compensation Committee of the Board of Directors approved an amendment to the Company’s change of control agreement with Keith Katkin, the Company’s President and Chief Executive Officer. The amendment provides that until the Company grants Mr. Katkin certain stock option awards, that he will receive a cash payment following a change of control termination, with the amount of the payment varying between $0 and $750,000, depending on the value of the Company in the transaction. This amendment relates to the Company’s commitment made in March 2007 to issue Mr. Katkin equity awards with a target value of $800,000. At the time that the Company made this commitment, it had an insufficient number of shares authorized for grant under its equity incentive plans. On March 21, 2007, the Company granted part of the equity awards that it had committed to issue to Mr. Katkin. The amendment to the change of control agreement was entered into to provide Mr. Katkin with the equivalent economic value for the remaining ungranted awards in the event that a change of control termination occurs before these awards can be granted.
Also on May 3, 2007, the Board of Directors approved a plan of disposition to exit the Company’s facilities in San Diego. Pursuant to this plan, the Company expects to sublease a total of approximately 48,000 square feet of laboratory and office space in San Diego located at 11404 Sorrento Valley Road and 11388 Sorrento Valley Road and to relocate any remaining personnel and clinical trial support functions to the Company’s offices in Orange County, California. The disposition of these facilities follows the Company’s receipt of non-renewal and termination notices from Novartis and AstraZenca, respectively, as described above in Part I, Item 2 to this report. The Company expects to sublease these facilities by the end of fiscal 2007. As early as the third quarter of fiscal 2007, the Company also expects to take a restructuring charge of approximately $3.8, including approximately $1.3 million of non-cash charges. This restructuring charge relates to the termination of employees, acceleration of amortization of leasehold improvements and recognition of the loss under the expected terms of the sublease.

Item 6. EXHIBITS
Exhibits
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

Signature	Title	Date
/s/ Keith Katkin Keith Katkin	President and Chief Executive Officer (Principal Executive Officer)	May 10, 2007

/s/ Michael J. Puntoriero Michael J. Puntoriero	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2007

/s/ Martin J. Sturgeon Martin J. Sturgeon	Vice President, Chief Accounting Officer	May 10, 2007