Form 10-Q
period 2007-06-30
AVANIR PHARMACEUTICALS
filed 2007-08-09
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 6, 2007, the registrant had 43,117,358 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,538,570	$4,898,214
Short-term investments in securities	1,982,957	16,778,267
Receivables, net	3,356,157	3,042,468
Inventories	2,561,555	2,835,203
Prepaid expenses	684,905	1,778,918

Total current assets	16,124,144	29,333,070
Investments in securities	246,050	2,216,995
Restricted investments in securities	1,156,597	856,597
Property and equipment, net	2,001,140	6,047,729
Other intangible assets, net	8,826,362	10,113,329
Goodwill	22,042,439	22,110,328
Other assets	426,191	784,289

TOTAL ASSETS	$50,822,923	$71,462,337

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,222,746	$10,845,057
Accrued expenses	12,378,411	12,983,501
Assumed liabilities for returns and other discounts	—	3,980,229
Deferred revenues	4,357,655	7,592,563
Notes payable	324,410	670,737
Other current liabilities	607,333	—
Capital lease obligations	—	230,760

Total current liabilities	18,890,555	36,302,847

Other non-current liabilities	1,376,700	230,450
Deferred revenues, net of current portion	13,720,637	15,716,762
Notes payable, net of current portion	22,559,986	24,715,905
Capital lease obligations, net of current portion	—	170,908

Total liabilities	56,547,878	77,136,872

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ DEFICIT
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2007 and September 30, 2006	—	—
Common stock — no par value, Class A, 200,000,000 shares authorized, 43,031,252 and 31,708,461 shares issued and outstanding as of June 30, 2007 and September 30, 2006, respectively	242,535,904	211,993,249
Accumulated deficit	(248,240,696)	(217,565,280)
Accumulated other comprehensive loss	(20,163)	(102,504)

Total shareholders’ deficit	(5,724,955)	(5,674,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,822,923	$71,462,337

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
PRODUCT SALES
Net revenues	$4,938,708	$—	$15,038,523	$—
Cost of revenues	1,535,535	260,164	4,190,975	260,164

Product gross margin	3,403,173	(260,164)	10,847,548	(260,164)

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues from non-government research services	181,692	1,746,581	2,372,384	6,181,164
Cost of non-government research services	(1,202,476)	(1,488,363)	(2,973,715)	(5,302,796)
Revenues from government research grant services	122,398	47,345	475,474	208,032
Cost of government research grant services	(201,178)	(46,402)	(666,166)	(214,491)
Revenues from license agreements	1,443,543	104,174	1,556,827	5,113,516
Revenues from royalties and royalty rights	453,091	465,147	1,955,804	1,474,451

License, research services, and grants gross margin	797,070	828,482	2,720,608	7,459,876

Total gross margin	4,200,243	568,318	13,568,156	7,199,712

OPERATING EXPENSES
Research and development	3,906,024	8,426,870	16,057,310	21,788,150
Selling, general and administrative	10,647,281	10,105,474	29,223,620	23,366,332

Loss from operations	(10,353,062)	(17,964,026)	(31,712,774)	(37,954,770)

OTHER INCOME (EXPENSE)
Interest expense	(415,861)	(191,302)	(1,334,399)	(236,143)
Interest income	88,916	551,948	425,254	1,444,536
Other	1,537,725	(15,029)	1,968,004	(10,009)

Loss before income taxes	(9,142,282)	(17,618,409)	(30,653,915)	(36,756,386)
Provision for income taxes	(8,097)	(809)	(21,501)	(3,230)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(9,150,379)	(17,619,218)	(30,675,416)	(36,759,616)
Cumulative effect of change in accounting principle	—	—	—	(3,616,058)

NET LOSS	$(9,150,379)	$(17,619,218)	$(30,675,416)	$(40,375,674)

Basic and diluted net loss per share
Loss before cumulative effect of change in accounting principle	$(0.23)	$(0.56)	$(0.86)	$(1.21)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net loss per share	$(0.23)	$(0.56)	$(0.86)	$(1.33)

Basic and diluted weighted average number of common shares outstanding	40,580,326	31,419,394	35,546,976	30,352,690

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(30,675,416)	$(40,375,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	3,616,058
Depreciation and amortization	4,719,632	1,863,379
Amortization of debt discount	182,999	—
Share-based compensation (income) expense	(287,227)	1,977,133
Purchased in-process research and development	—	2,600,000
(Gain) loss on disposal of assets	(229,829)	17,339

Changes in operating assets and liabilities:
Receivables	2,949	(1,062,860)
Inventories	621,072	(373,496)
Prepaid expenses and other assets	1,088,323	815,521
Accounts payable	(9,622,311)	(732,277)
Accrued expenses and other liabilities	1,148,493	3,564,523
Assumed liabilities, net of non-cash adjustment of purchase price	87,660	—
Deferred revenues	(5,231,033)	413,527

Net cash used in operating activities	(38,194,688)	(27,676,827)

INVESTING ACTIVITIES
Investments in securities	(351,404)	(59,231,954)
Proceeds from sales and maturities of investments in securities	16,900,000	41,950,275
Acquisition of businesses, net of cash acquired	—	(4,617,694)
Proceeds from the sale of property and equipment	457,420	—
Purchases of property and equipment	(130,760)	(1,391,987)

Net cash provided by (used in) investing activities	16,875,256	(23,291,360)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	30,829,882	44,797,440
Payments on notes and capital lease obligations	(6,870,094)	(290,524)

Net cash provided by financing activities	23,959,788	44,506,916

Net increase (decrease) in cash and cash equivalents	2,640,356	(6,461,271)
Cash and cash equivalents at beginning of period	4,898,214	8,620,143

Cash and cash equivalents at end of period	$7,538,570	$2,158,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,151,361	$236,143
Income taxes paid	$21,501	$3,230
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase price adjustment of assumed liabilities	$4,067,889	$—
Issuance of notes payable as additional consideration for the Alamo acquisition	$4,000,000	$—
Accounts payable and accrued expenses for purchases of property and equipment	$—	$109,516
Elimination of unearned compensation against common stock	$—	$3,477,144
Issuance of promissory notes as consideration for the Alamo acquisition	$—	$25,075,000
Accrued expenses for acquisition related transaction costs	$—	$130,570
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
On August 3, 2007, the Company sold its rights to the FazaClo product and the Company’s related assets and operations. The sale was made pursuant to an agreement entered into with Azur Pharma, Inc. (“Azur”) in July 2007. In connection with the sale, the Company transferred certain assets and liabilities related to FazaClo to Azur. In the fourth quarter of fiscal 2007, the Company expects to record a net gain on the sale of FazaClo (see Note 3).
2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Since our inception in August 1988, the Company has reported cumulative net losses of approximately $248 million and recurring negative cash flows from operations. In July 2007, we signed an agreement to sell the Fazaclo business in August which generated approximately $31 million in available cash after fees and loan repayments. In order to maintain sufficient cash and investments to fund long term future operations, we may seek to raise additional capital through various financing alternatives. The minimum balance of securities available for sale under our existing shelf registration was approximately $28.5 million as of June 30, 2007. We believe that the net proceeds from the sale of FazaClo, plus our cash, cash equivalents and unrestricted investments in securities of approximately $9.8 million at June 30, 2007, will be sufficient to sustain our planned level of operations through the end of the next fiscal year, excluding any costs associated with the development of Zenvia for diabetic peripheral neuropathic pain. However, the Company cannot provide absolute assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from licensed technologies or are unable to raise sufficient capital, management believes that planned expenditures could be curtailed in order to continue operations for the next 12 months.
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
During fiscal 2007, we sold FazaClo to pharmaceutical wholesalers, the three largest of which accounted for approximately 83% of our net wholesale shipments for the quarter ended and nine-months ended June 30, 2007. They resold our product to outlets such as pharmacies, hospitals and other dispensing organizations. We have agreements with our wholesale customers, various states, hospitals, certain other medical institutions and third-party payers throughout the U.S. These agreements frequently contain commercial incentives, which may include pricing allowances and discounts payable at the time the product is sold to the dispensing outlet or upon dispensing the product to patients. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. Additionally, several of our dispensing outlets have the right to return expired product at any time. Once products have been dispensed to patients the right of return expires.
Beginning in the first quarter of fiscal 2007, we obtained third-party information regarding certain wholesaler inventory levels, a sample of outlet inventory levels and third-party market research data regarding FazaClo sales. The third-party data includes, (i) IMS Health Audit - National Sales Perspective reports (“NSP”), which is a projection of near-census data of wholesaler shipments of product to all outlet types, including retail and non-retail and; (ii) IMS Health National Prescription Audit (“NPA”) Syndicated data, which captures end-user consumption from retail dispensed prescriptions based upon projected data from pharmacies estimated to represent approximately 60% to 70% of the U.S. prescription universe. Further, we analyzed historical rebates and chargebacks earned by State Medicaid, Medicare Part D and managed care customers. Based upon this additional information and analysis obtained, we estimated the amount of product that was shipped that was no longer in the wholesale or outlet channels, and hence no longer subject to a right of return. Therefore, we began recognizing revenues, net of returns, chargebacks, rebates, and discounts, in the first quarter of fiscal 2007, for product that we estimated had been sold to patients and that was no longer subject to a right of return.
We continue to accumulate historical product return data. To date we have accumulated return data for six lots which are within the 18-month return window, which have varying historical return rates. We are continuing to accumulate historical product return information, but at this time believe that we have insufficient information to reasonably estimate future product returns for revenue recognition purposes. Accordingly, we continue to defer recognizing revenues on all estimated in-channel inventories that are subject to the right of return until such time as we can reasonably estimate product returns.
Revenues are recorded net of provisions for estimated product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts at an aggregate rate of approximately 25.8% of gross revenues for the quarter ended June 30, 2007. Provisions for these allowances are estimated based upon contractual terms and require management to make estimates regarding customer mix to reach. We considered our current contractual rates with States related to Medicaid base and supplemental rebates, with private organizations for Medicare Part D discounts and contracts with managed care organizations. We review these rates at least quarterly and make adjustments, if necessary.
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
Capitalization and Valuation of Long-Lived and Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company operates in one segment and goodwill is evaluated at the company level as there is only one reporting unit. Goodwill is tested for impairment in the fourth quarter of each fiscal year.
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
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2007 and 2006 include compensation expense under research & development expenses and selling, general and administrative expenses for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123, adjusted for estimated forfeitures, and share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with FAS 123R. For share awards granted prior to October 1, 2005, expenses are amortized under the straight-line single option method prescribed by FAS 123.
Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures rates differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data following the implementation of various restructuring initiatives earlier that year. Forfeiture rates for the nine-month periods ended June 30, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors, and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Share-based compensation expense under FAS 123R was $538,000 and $757,000 in the three-month periods ended June 30, 2007 and 2006, respectively. Share-based compensation expense under FAS123R, excluding the second quarter 2007 cumulative adjustment, was $2.3 million and $2.0 million for the nine-month periods ended June 30, 2007 and 2006, respectively. The change in estimated forfeiture rates in the second quarter 2007 had the effect of decreasing operating expenses by $2.6 million, and decreased the diluted loss per share by $0.07, for the nine-months ended June 30, 2007.
Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three-month periods ended June 30, 2007 and 2006 and the nine-month periods ended June 30, 2007 and 2006 was comprised of the following:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation expense (income) from:
Stock options	$302,505	$397,222	$(481,249)	$1,044,276
Restricted stock awards	35,430	302,403	900,641	845,877
Restricted stock units	199,708	57,775	(706,619)	86,980

Total	$537,643	$757,400	$(287,227)	$1,977,133

(Loss) income per share	$(0.01)	$(0.02)	$(0.01)	$(0.07)

Since we have a net operating loss carry forward as of June 30, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine month periods ended June 30, 2007 and 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.
Change in Accounting for Patent-Related Costs
In the fourth quarter of fiscal 2006, we changed our method of accounting, effective October 1, 2005 for legal costs which included only external legal costs and were associated with the application for patents. Prior to the change, we expensed as incurred all internal costs associated with the application for patents and capitalized external legal costs associated with the application for patents. Costs of approved patents were amortized over their estimated useful lives or if licensed, the terms of the license agreement, whichever was shorter, while costs for patents pending were amortized over the shorter period of twenty years from the date of the filing application or if licensed, the term of the license agreement. Under the new method, external legal costs are expensed as incurred and classified as selling, general and administrative expenses in our consolidated statements of operations. We believe that this change is preferable because it will result in a consistent treatment for all costs by expensing both internal and external costs associated with the application for patents as these costs are incurred. In addition, the change will provide a better comparison with our industry peers. The cumulative effect of the change of $3.6 million is included as a charge to the net loss, retrospectively applied to the first quarter of fiscal year 2006. The effect of the change for fiscal 2006 was to increase the net loss by approximately the cumulative effect of the change on prior years, or $0.12 per basic and diluted share.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
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
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. FAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial position, results of operations and cash flows.

3. ALAMO PHARMACEUTICALS, INC.
On May 24, 2006, we acquired all of the outstanding equity interests in Alamo from the former members of Alamo (the “Selling Holders”) for approximately $30.0 million in initial consideration, consisting of approximately $4.0 million in cash, $25.1 million in promissory notes and the payment of $912,000 in acquisition-related transaction costs. The results of operations of Alamo have been included in our consolidated financial statements since the date of acquisition. The Company intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia, which was planned for early 2007; however, due to the receipt of the approvable letter and resulting delay in the planned launch of Zenvia, we entered into an agreement to sell FazaClo in July 2007. Details of the sale of FazaClo are described below.
In connection with the Alamo acquisition, we also agreed to pay the Selling Holders up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo (clozapine USP), Alamo’s orally disintegrating drug for the treatment of refractory schizophrenia. In the quarter ended March 30, 2007, we issued an additional $2,000,000 promissory note based on FazaClo sales rates through that quarter and in the quarter ended June 30, 2007, we issued a second promissory note, also in the principal amount of $2,000,000. The remaining earn-out payments of $35,450,000 are based on the achievement of certain target levels of FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018. In connection with the FazaClo sale, Azur assumed these remaining contingent payment obligations, however, we are still contingently liable in the event of default by Azur.
We also previously agreed to pay the Selling Holders one-half of all net licensing revenues that we may receive through December 31, 2018 from licenses of FazaClo outside of the U.S., if any (“Non-US Licensing Revenues”). There were no Non-US Licensing Revenues through August 3, 2007, the date of sale of FazaClo, and these future obligations have been assumed by Azur as described below. We also agreed to apply 20% of any future net offering proceeds to repay the promissory notes and through June 30, 2007, we have paid approximately $6.1 million of the principal amounts due under the notes. In August 2007, we paid an additional $11 million of outstanding principal and interest under these notes and amended our agreement with the Selling Holders to partially suspend the early payment obligations remaining under the promissory notes.
Purchase Price Allocation
In accordance with FAS 141, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, using the purchase method of accounting
The components of the purchase price allocation are as follows as of June 30, 2007:

Purchase price:
Cash paid at closing	$4,040,000
Estimated fair value of notes payable issued, net of imputed discount	28,343,000
Transaction costs	911,536

$33,294,536

Allocation:
Net tangible assets acquired	$5,749,898
Identifiable intangible assets acquired	11,960,000
Goodwill	22,042,439

Total assets acquired	39,752,337
Liabilities assumed	(6,457,801)

$33,294,536

Pursuant to EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” we did not assume Alamo’s deferred revenue balance as of the acquisition date, and accordingly will not record revenue associated with product that was shipped prior to the acquisition date. However, in connection with the acquisition, we assumed an obligation for future product returns, pricing allowances and royalties associated with pre-acquisition shipments of FazaClo. As such, we recorded preliminary estimated liabilities for such returns and other discounts of $6.5 million based on our estimate of the fair values of these liabilities at the acquisition date, which is classified as assumed liabilities for returns and other discounts in the accompanying consolidated balance sheets. Since the acquisition in May 2006 the Company has been receiving and analyzing historical data regarding FazaClo product returns and product pricing allowances (See Note 2 Revenue Recognition- Product Sales). Based on this analysis, the Company recorded in the first quarter and second quarters of fiscal year 2007, adjustments to reduce the preliminary estimate of these assumed liabilities by $3.1 million and $1.0 million, respectively, and recorded a corresponding reduction in goodwill. The remaining liabilities associated with Fazaclo will be eliminated in the quarter and year ending September 30, 2007 in connection with our sale of FazaClo.
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
The identifiable intangible assets are being amortized, with the annual amortization amount based on the rate of consumption of the expected benefits of the intangible, if identifiable, or the straight-line method over the remaining estimated economic life ranging from one to 12 years, if the rate of consumption of the expected benefits cannot be reasonably determined otherwise. Since the acquisition of Alamo, the Company has recorded amortization expense relating to the identifiable intangible assets of $1.9 million. A detailed schedule of estimated amortization percentages by year is included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
In-Process Research and Development
We evaluated research and development projects including new manufacturing technology for FazaClo under development by CIMA Labs. As the basis for identifying whether or not the development projects represented in-process research and development (“IPR&D”), we conducted an evaluation in the context of FASB Interpretation 4 (“FIN 4: Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”). A detailed discussion of the Company’s examination of in-process research and development is included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Pro Forma Results of Operations for Acquisition
The following unaudited financial information presents the pro forma results of operations and gives effect to the Alamo acquisition as if the acquisition was consummated at the beginning of fiscal 2006. The Company also presented pro forma results of operations accounting for the FazaClo disposition in the Company’s Current Report of Form 8-K filed on August 8, 2007.

	For the	For the
	three months ended	nine months ended
	June 30, 2006	June 30, 2006

Pro forma net revenues(1)	$2,551,218	$15,294,299
Pro forma net loss(2)	$(12,651,297)	$(45,681,343)
Pro forma loss per basic and diluted share	$(0.40)	$(1.51)
Shares used for basic and diluted computation	31,419,394	30,352,690

(1)	In accordance with the provisions of EITF 01-3, we will not recognize deferred revenues recorded as of the acquisition date, resulting in lower net revenues in the periods following the merger than Alamo would likely have achieved as a separate company.

(2)	Pro forma net loss for the periods presented includes the amortization of identifiable intangible assets, interest expense associated with the notes payable issued as part of the purchase price, elimination of interest expense associated with Alamo’s historical debt that was not assumed by us in the acquisition, reduction of interest income by an amount determined by applying the average rate of return for the respective periods to the decrease in our cash balance of $4.0 million used to fund the acquisition, and amortization of discount associated with the notes payable. The charge of $1.3 million for purchased IPR&D is not included in the pro forma results of operations because it reflects a one-time charge directly related to the acquisition and does not have a continuing impact on our future operations.

Sale of FazaClo/Subsequent Event
In July 2007, the Company entered into a definitive agreement to sell FazaClo to Azur Pharma. The transaction closed on August 3, 2007, at which time the Company received approximately $43.9 million in upfront consideration. The Company has the right to receive up to an additional $10 million in contingent payments in 2009, subject to the satisfaction of certain regulatory conditions. In addition, the Company could receive up to $2 million in royalties, based on 3% of annualized net product revenues in excess of $17 million. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo Pharmaceuticals upon the achievement of certain milestones were assumed by Azur Pharma, however the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur Pharma in August 2007.
The estimated gain resulting from the sale of FazaClo is approximately $11.6 million which will be recorded in the fourth fiscal quarter of 2007. The carrying amounts of the assets and liabilities included as part of the disposal group as of the close of the transaction, August 3, 2007, are as follows:

As of
August 3, 2007
ASSETS
CURRENT ASSETS:
Receivables, net	$2,606,463
Inventory	1,267,460
Prepaids	45,251

TOTAL CURRENT ASSETS	3,919,174

Property and equipment	611,727
Intangible assets	8,916,091
Goodwill	20,042,439

TOTAL ASSETS	$33,489,431

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$47,307
Accrued expenses	326,739
Accrued chargebacks and rebates	1,660,902
Deferred revenue	2,000,000

TOTAL CURRENT LIABILITIES	$4,034,948

NET ASSETS INCLUDED IN DISPOSAL GROUP	$29,454,483

4. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
In fiscal 2006, we relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. Further, in the quarter ended June 30, 2007, the Board of Directors approved a plan of disposition to exit the Company’s facilities in San Diego. Pursuant to this plan, the Company subleased a total of approximately 48,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Orange County, California. The disposition of these facilities follows the Company’s receipt of non-renewal and termination notices from Novartis and AstraZeneca, respectively. In the third quarter of fiscal 2007, the Company recorded restructuring expenses of approximately $3.3 million, including approximately $2.6 million of non-cash charges. These restructuring expenses include severance of approximately $700,000, the acceleration of amortization of leasehold improvements of approximately $900,000 and the recognition of the loss under the expected terms of the sublease of approximately $1.7 million.
The following table presents the restructuring activities for the nine-months ended June 30, 2007:

	September 30,			June 30,
	2006	Additions	Payments	2007
Accrued Restructuring:
Employee severance and relocation benefits	$237,050	$771,852	$(1,008,902)	$—
Lease restructuring liability fiscal year 2006	273,998	—	(32,661)	241,337
Lease restructuring liability fiscal year 2007	—	1,742,696	—	1,742,696

Total	$511,048	$2,514,548	$(1,041,563)	$1,984,033

The lease restructuring liability is included in “Other Current Liabilities” and “Other Non-Current Liabilities” in the accompanying consolidated balance sheet.
5. INVENTORIES
Components of inventories are as follows:

	June 30,	September 30,
	2007	2006
Raw materials	$1,599,254	$923,822
Work in progress	225,463	80,580
Finished goods	535,384	1,642,208
Finished goods — FazaClo inventories subject to return	201,454	536,017

Total inventories	$2,561,555	$3,182,627

Inventories include costs associated with marketed products and certain products prior to regulatory approval based upon estimated probable future use. We could be required to expense these costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulators, a delay in commercialization, or other potential factors. At June 30, 2007, we had $1.1 million of raw material inventory costs related to the pre-approved drug Zenvia. As of September 30, 2006 we had $347,424 of Abreva classified as long-term in other assets. Inventories subject to return are the costs associated with FazaClo shipments not yet recognized as revenues.

6. ACCRUED EXPENSES
Accrued expenses and other liabilities at June 30, 2007 and September 30, 2006 are as follows:

	June 30,	September 30,
	2007	2006
Accrued compensation and payroll taxes	$2,570,821	$3,125,862
Accrued returns, rebates and other discounts	2,692,486	2,371,703
Accrued research and development expenses	3,960,371	3,947,191
Accrued sales and marketing expenses	1,171,836	2,354,344
Deferred rent	664,399	680,730
Other	1,318,498	503,671

Total	$12,378,411	$12,983,501

7. DEFERRED REVENUES
The following table sets forth as of June 30, 2007 the deferred revenue balances for our sale of future Abreva® royalty rights to Drug Royalty USA, FazaClo product shipments and other agreements.

	Drug Royalty	FazaClo
	USA	Net	Other
	Agreement	Shipments	Agreements	Total
Deferred revenues as of October 1, 2006	$17,111,913	$3,955,150	$2,242,262	$23,309,325
Changes during the period:
Shipments, net	—	13,111,375	244,587	13,355,962
Recognized as revenues during period	(1,741,485)	(15,038,523)	(1,806,987)	(18,586,995)

Deferred revenues as of June 30, 2007	$15,370,428	$2,028,002	$679,862	$18,078,292

Classified and reported as:
Current portion of deferred revenues	$2,065,890	$2,028,002	$263,763	$4,357,655
Deferred revenues, net of current portion	13,304,538	—	416,099	13,720,637

Total deferred revenues	$15,370,428	$2,028,002	$679,862	$18,078,292

See Note 3 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.
8. NET PRODUCT REVENUES
We recognized net revenues on FazaClo product sales of $4.9 million in the third quarter ended June 30, 2007 and $3.8 million in the second quarter ended March 31, 2007. Revenues recognized for the first quarter include wholesale shipments deferred as of September 30, 2006. FazaClo net product revenues for the three and nine months ended June 30, 2007 are as follows:

	For the three	For the nine
	months ended	months ended
	June 30, 2007	June 30, 2007
Gross product revenues	$6,545,786	$20,802,601
Less product sales allowances :
Prompt payment discount	(56,635)	(341,771)
Medicaid and managed care rebates	(811,678)	(2,775,494)
Chargebacks and other fees	(738,765)	(2,646,813)

Net product revenues	$4,938,708	$15,038,523

See Note 3 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.

9. COMPUTATION OF NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In the loss periods, certain of the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the nine-month period ended June 30, 2007, a total of 1,011,544 stock options and 1,018,943 stock warrants, were excluded from the computation of diluted net loss per share. For the nine-month period ended June 30, 2006 a total 1,610,559 of stock options and 269,305 of stock warrants were excluded from the computation of diluted net loss per share.
10. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	For the three months		For the nine months
	ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net loss	$(9,150,379)	$(17,619,218)	$(30,675,416)	$(40,375,674)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	3,042	59,829	82,341	(131,502)

Total comprehensive loss	$(9,147,337)	$(17,559,389)	$(30,593,075)	$(40,507,176)

11. SHAREHOLDERS’ EQUITY
In November 2006, we sold and issued 5,263,158 shares of our Class A common stock for aggregate gross offering proceeds of $15.0 million ($14.4 million after expenses). In connection with this offering, we issued warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants became exercisable beginning in May 2007 and all unexercised warrants expire in November 2007. The warrants may be exercised on a net basis in certain circumstances, but in no event is the Company obligated to settle the warrants in cash. During the nine month period ended June 30, 2007 we sold 6,125,632 shares, of our Class A common stock under our financing facility with Brinson Patrick Securities Corporation, raising net offering proceeds of $16.2 million. These offerings were made pursuant to our shelf registration statement on Form S-3 filed on July 22, 2005. Approximately $6.1 million of the net proceeds from these offerings were used to partially repay the outstanding principal balance of a note payable issued in the Alamo acquisition, with such repayment being made in accordance with the terms of the note.
In the nine months ended June 30, 2007, we issued to employees 15,000 shares of restricted stock awards at a weighted average grant date fair value of $7.34 and with a purchase price of $0.01 per share. During the nine months ended June 30, 2007, we also awarded 2,320,143 of restricted stock units with a grant date fair value of $1.74 and no purchase price per share.
As of June 30, 2007, warrants to purchase 1,322,305 shares of common stock at a weighted-average exercise price per share of $4.44 remained outstanding, of which all are exercisable.
12. EMPLOYEE EQUITY INCENTIVE PLANS
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
During the three-month and nine-month periods ended June 30, 2007 and 2006, we granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to our employees and consultants. Under the Plans, as of June 30, 2007, we had an aggregate of 1,803,045 shares of our common stock reserved for future issuance. Of those shares, 891,544 were subject to outstanding options and other awards and 911,501 shares were available for future grants of share-based awards. As of June 30, 2007, no options were outstanding to consultants. We may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2007, options to purchase 120,000 shares of our common stock that were issued outside of the Plans (inducement option grants) were outstanding. None of the share-based awards is classified as a liability as of June 30, 2007.
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
Summaries of stock options outstanding and changes during the nine-month period ended June 30, 2007 are presented below.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
		price per	term	intrinsic
	Number of shares	share	(in years)	value
Outstanding, October 1, 2006	1,587,070	$10.07	7.2	$817,000
Granted	369,380	$5.14
Exercised	(67,758)	$4.33
Forfeited	(869,023)	$10.16
Expired	(8,125)	$7.89

Outstanding, June 30, 2007	1,011,544	$8.59	8.3	$169,656

Vested and expected to vest in the future, June 30, 2007	763,365	$9.34	.6	$68,169

Exercisable, June 30, 2007	341,118	$10.40	6.6	$—
The weighted average grant-date fair values of options granted during the nine-month periods ended June 30, 2007 and 2006 were $2.14 and $7.42 per share, respectively. The total intrinsic value of options exercised during the nine-month periods ended June 30, 2007 and 2006 was $271,141 and $4.6 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2007, the total unrecognized compensation cost related to unvested options was $4,145,037, net of estimated forfeitures, which is expected to be recognized over the weighted-average period of 2.9 years, based on the vesting schedules.
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
Assumptions used in the Black-Scholes model for options granted during the nine-month periods ended June 30, 2007 and 2006 were as follows:

	2007	2006
Expected volatility	75%-103%	77.5% - 80.4%
Weighted-average volatility	88%	78.6%
Average expected term in years	6.0	4.5
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.7%	4.5%
Expected dividend yield	0%	0%

The following table summarizes information concerning outstanding and exercisable Class A stock options as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.20 - $4.64	228,931	8.9	$2.09	38,471	$4.19
$5.12 - $6.92	168,054	7.8	$6.34	42,679	$6.07
$7.12 - $9.92	120,440	8.4	$8.69	42,855	$8.92
$10.10 - $10.70	146,250	8.8	$10.68	42,189	$10.65
$11.08 - $11.76	184,572	8.0	$11.71	94,050	$11.70
$12.12 - $13.84	90,022	7.5	$13.18	50,567	$13.17
$14.28 - $19.38	73,275	7.7	$16.24	30,307	$17.45

	1,011,544	8.3	$8.59	341,118	$10.40

Restricted stock units. RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for the nine months ended June 30, 2007:

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2006	51,480	$15.54
Granted	2,320,143	$1.74
Vested	—	$—
Forfeited	(263,920)	$2.79

Unvested, June 30, 2007	2,107,703	$1.94

The grant-date fair value of RSUs granted during the nine-month periods ended June 30, 2007 and 2006 was $4,031,886 and $800,000, respectively. During the nine-month period ended June 30, 2006, 51,480 RSUs were granted. As of June 30, 2007, the total unrecognized compensation cost related to unvested shares was $3,856,840, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years, based on the vesting schedules.
Restricted stock awards. Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged or otherwise disposed of until the award vests, and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards typically vest on the second or third anniversary of the grant date or on a graded vesting schedule over three years of employment. A summary of our unvested restricted stock awards as of June 30, 2007 and changes during the nine month period ended June 30, 2007 are presented below.

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2006	223,915	$13.48
Granted	15,000	$7.34
Vested	(44,999)	$13.96
Forfeited	(150,999)	$13.54

Unvested, June 30, 2007	42,917	$10.62

The grant-date fair value of restricted stock awards granted in the nine month periods ended June 30, 2007 and 2006 was $110,025 and $640,000, respectively. As of June 30, 2007, the total unrecognized compensation cost related to unvested shares was $1,641,120, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.0 year.
During the nine month periods ended June 30, 2007 and 2006, we received a total of $293,510 and $3.3 million, respectively, in cash from exercised options and restricted stock awards under all share-based payment arrangements. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the nine month periods ended June 30, 2007 and 2006.

13. COMMITMENTS AND CONTINGENCIES
Center for Neurologic Study (“CNS”) — We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with the CNS. We will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both IEED/PBA and diabetic peripheral neuropathic pain (“DPN pain”), assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, we paid $75,000 to CNS under the CNS license agreement, and will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of IEED/PBA. In addition, we are obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense Zenvia to a third party. Under our agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if we pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently plan to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition we are obligated to pay CNS a royalty ranging from approximately 5% to 7% of net revenues.
Eurand Agreement for Zenvia - – In August 2006, we entered into a development and license agreement with Eurand, Inc. (“Eurand”), under which Eurand will provide R&D services using Eurand’s proprietary technology to develop a once-a-day controlled release capsule, a new formulation, of Zenvia for the treatment of IEED/PBA. Under this agreement, we will be required to make payments of up to $7.6 million, contingent upon achievement of certain development milestones, and up to $14.0 million, contingent upon achievement of certain sales targets. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Payment target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country by country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In November 2006, we notified Eurand to suspend activity on this project until further notice. The Company may terminate the agreement upon 30 days notice in the event the company receives a response from the FDA that is something other than an unconditional approval. Upon expiration of the agreement the Company shall own a fully-paid irrevocable license to the licensed Eurand technology.
CIMA Agreement for FazaClo — In connection with the Alamo acquisition, we acquired a development, license and supply agreement with CIMA Labs Inc. (“CIMA”), which holds intellectual property rights related to certain aspects of the development and production of FazaClo. The CIMA agreement extends through the life of the longest FazaClo patent. Currently the patent that relates to the OraSolv formulation expires in 2010 and the patent that relates to PakSolv expires in 2018. In the third fiscal quarter of 2007 we achieved approval of the DuraSolv formulation, thereby extending the patent life to 2019. The agreement terminates for insolvency by either party, with 60-day notice if certain terms of the agreement are not met, with 60-days notice if we fail to pay royalties, and CIMA can terminate region-by-region if Alamo/Avanir does not commercialize in other regions. See Note 3 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.
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
We categorize revenues by geographic area based on selling location. All our operations are currently located in the U.S.; therefore, total revenues for the three and nine month periods ended June 30, 2007, fiscal 2006, 2005 and 2004 are attributed to the U.S. All long-lived assets at June 30, 2007 and September 30, 2006, are located in the U.S. For purposes of the evaluation for impairment of goodwill, the Company’s operating segment represents its single reporting unit.
For the nine-month period ended June 30, 2007, 6% of our total net revenues were derived from our license agreement with AstraZeneca. No revenue was derived from AstraZeneca in the three-month period ended June 30, 2007. For the three-month and nine-month periods ended June 30, 2007, the sale of rights to royalties under the GlaxoSmithKline license agreement were 6% and 9%, respectively, of our total net revenues. For the three-month and nine-month periods ended June 30, 2006, 53% and 75%, respectively, of our total net revenues were derived from our license agreement with AstraZeneca. For the three-month and nine-month periods ended June 30, 2006, the sale of rights to royalties under the GlaxoSmithKline license agreement were 20% and 11%, respectively of our total net revenues. Net receivables from AstraZeneca and Novartis accounted for approximately 3% and 3%, respectively, of our net receivables at June 30, 2007 and 26% and 3%, respectively, of our net receivables at September 30, 2006.
For the three-month period ended June 30, 2007 the gross wholesale value of FazaClo shipments, net of returns, to McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health were 42%, 21% and 21%, respectively, of our total gross wholesale shipments. For the nine-month period ended June 30, 2007 the gross wholesale value of FazaClo shipments, net of returns, to McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health were 41%, 20% and 23% respectively, of our total gross wholesale shipments. Net receivables from McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health accounted for 32%, 14% and 17%, respectively, of our total net receivables at June 30, 2007 and 27%, 11% and 14%, respectively, of our total net receivables at September 30, 2006.
15. SUBSEQUENT EVENTS
As previously filed on the Company’s Current Report on Form 8-K, on July 2, 2007, the Company entered into sublease agreements (the “Subleases”) with Halozyme, Inc. (“Halozyme”) for the Company’s excess leased facilities in San Diego, California. Halozyme will sublease approximately 48,758 square feet of office and laboratory space (the “Subleased Premises”). The Company is presently the tenant at such premises under Standard Industrial Net Leases, dated February 1, 2001 and May 20, 2002 (collectively, the “Master Leases”). The Subleases will not become effective unless and until the master landlords consent thereto. Upon their effectiveness, the Subleases continue through the term of the Master Leases. Halozyme will pay base rent for the Subleased Premises, net of costs and property taxes associated with the operation and maintenance of the Subleased Premises, starting January 1, 2008 in the amounts set forth below. Halozyme will also pay a 69.75% pro rata share of operating costs, insurance costs, costs of utilities and real property taxes for the Subleased Premises incurred by the Company under the Master Leases.
As previously filed on the Company’s Current Report on Form 8-K, on July 19, 2007, the Company and RREEF America REIT II Corp. FFF (the “Lessor”) entered into a Third Amendment to Lease (the “Lease Amendment”), amending the terms of their lease agreement with respect to the Company’s headquarters and commercial and administrative offices located in Aliso Viejo, California. Effective as of August 1, 2007 (the “Reduction Effective Date”), the Lease Amendment modifies the space that the Company leases from 17,609 rentable square feet to 11,319 rentable square feet, which comprises the space that the Company currently occupies, and reflects the Company’s decision not to expand into the additional space of 6,290 rentable square feet during the second quarter of 2007 as originally planned.
Also in July 2007, the Company received notice from Healthcare Brands International Limited (“HBI”) that they have achieved a regulatory milestone related to Docosanol in the European market. As a result of this milestone, Avanir will receive a payment from HBI of approximately $1.5 million pursuant to the Data Transfer and Patent License Agreement between Avanir and HBI.
See Note 3 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month and nine-month periods ended June 30, 2007, may also be referred to as the third quarter of fiscal 2007 and first nine months of fiscal 2007, respectively.
EXECUTIVE OVERVIEW
Avanir Pharmaceuticals is a pharmaceutical company focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets primarily that include the central nervous system, inflammatory and infectious diseases. Our lead product candidate, Zenvia, is currently in Phase III development for the treatment of pseudobulbar affect (“PBA”) and diabetic peripheral neuropathic pain (“DPN pain”). Our first commercialized product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. We also have three other collaborations for docosanol around the world that may generate future revenue for the company depending on clinical and regulatory success outside the United States.
Zenvia Status
Zenvia is currently in Phase III clinical development for the treatment of two conditions, (1) pseudobulbar affect (“PBA”) also known as involuntary emotional expression disorder (“IEED”) and (2) diabetic peripheral neuropathic pain (“DPN pain”).
In October 2006, we received an “approvable” letter from the FDA for Zenvia for PBA/IEED. The approvable letter raised certain safety and efficacy concerns that will require additional clinical development to resolve. Based on discussions with the FDA, we expect that we may be able to obtain approval for Zenvia for the PBA/IEED indication following the completion of one additional Phase III clinical trial, which is expected to take approximately two years to complete. We expect to commence this trial in the fourth calendar quarter of 2007 and any delays in starting the clinical trial would delay the anticipated approval date.
In April 2007, we announced preliminary top-line data from our first Phase III clinical trial of Zenvia for DPN pain. After receipt of the positive results we requested a meeting with the FDA to discuss the next steps for the program. The FDA informed Avanir it would not be necessary to meet and that Avanir should submit the protocol for the next study as well as any questions related to the development program for Zenvia.
Restructuring Activities
In May 2006, we acquired FazaClo, a product that is marketed for the management of treatment-resistant schizophrenia and the reduction in the risk of recurrent suicidal behavior in schizophrenia or schizoaffective disorders. We had intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia for PBA/IEED, which was planned for early 2007; however, due to the receipt of the approvable letter and the resulting delay in the planned launch of Zenvia, we entered into an agreement in July 2007 to sell FazaClo to Azur Pharma, Inc. The sale, which closed August 3, 2007, provided approximately $43.9 million in an upfront payment and up to an additional $12 million in contingent payments paid in 2009, subject to certain regulatory conditions and annualized sales levels. Azur acquired the FazaClo sales force and support operations, representing approximately 80 employees in total. As a result, we became a substantially smaller organization following the sale of FazaClo and will be principally focused over the next two to three years on seeking regulatory approval of Zenvia for PBA/IEED and DPN pain.
We have also undertaken other cost-cutting measures following receipt of the Zenvia approvable letter. We have ceased all pre-launch commercial activities for Zenvia and have significantly reduced our administrative organization. We also cut back our research operations following (1) the non-renewal and termination in March 2007 of our research collaboration agreement with AstraZeneca U.K. and (2) the non-renewal in March 2007 of our research collaboration with Novartis International Pharmaceutical Ltd. Our license agreement with Novartis remains in effect and Novartis is continuing development of the licenses compounds. Details of these agreements and the circumstances around the non-renewal/termination are set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2007. In late 2006 and early 2007, we moved critical clinical support functions to our headquarters in Orange County, California and, in July 2007, we subleased approximately 49,000 square feet of laboratory and office space, which represented all of our remaining excess facilities in San Diego, CA. We also subleased a portion of our excess space in Orange County in July 2007, representing approximately 6,290 square feet of office space.
Based on our current capital resources and focus on obtaining approval of Zenvia, we have also structured the ongoing development of our XENEREX technology so that direct development costs do not exceed funding levels from research grants or development partners. In May 2007, we received a one-year extension of our grant from the National Institutes of Health to fund further pre-clinical development of a XENEREX for anthrax and we expect to continue development to the extent funded under this grant. Our other development programs, which include our selective cytokine inhibitor, have been placed on hold.
As a result of these initiatives, we have undergone significant change in fiscal 2007. Our principal focus is currently on gaining regulatory approval for Zenvia for PBA/IEED and then for DPN pain. We expect that the proceeds from our sale of FazaClo will be sufficient to fund our operations, including our planned confirmatory Phase III trial for Zenvia for PBA/IEED, through the end of the next fiscal year, excluding the costs associated with the DPN pain program. We are currently considering additional means of raising capital, including borrowing funds, selling common stock or other securities, and the monetization of additional assets. If we are unable to raise capital as needed to fund our operations, then we may need to slow the rate of development of some of our programs or sell additional rights to one or more of our drug candidates. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months ended
	June 30
	2007	2006	$ Change	% Change
PRODUCT SALES
Net revenues	$4,938,708	$—	$4,938,708	100%
Cost of revenues	1,535,535	260,164	1,275,371	490%

Gross margin	$3,403,173	$(260,164)	$3,663,337	-1,408%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
License agreements	$1,443,543	$104,174	$1,339,369	1,286%
Research services	181,692	1,746,581	(1,564,889)	-90%
Government research grant	122,398	47,345	75,053	159%
Royalty and sale of royalty rights	453,091	465,147	(12,056)	-3%

	2,200,724	2,363,247	(162,523)	-7%

Costs:
Research services	1,202,476	1,488,363	(285,887)	-19%
Government research grant	201,178	46,402	154,776	334%

	1,403,654	1,534,765	(131,111)	-9%

Gross margin	$4,200,243	$568,318	$3,631,925	639%

Revenues
Net product revenues for the three months ended June 30, 2007 include sales of FazaClo of $4.9 million. Product revenues are recorded net of product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts aggregating approximately 25.8% of gross revenues. Net wholesale shipments for the three months ended June 30, 2007 was $5.0 million.
Revenues from licenses, royalties, research services and grants declined to $2.2 million for the third quarter of 2007 compared to $2.4 million for the third quarter of fiscal 2006. This decline is primarily due to a decrease in revenues of $1.6 million from research services earned from our collaborative agreements with AstraZeneca and Novartis. This decline is partially due to direct reimbursable costs having declined from period to period and AstraZeneca having elected to rely less upon our resources when the research agreement was still active. The March 2007 non-renewal and termination of the research agreement with AstraZeneca also led to the decrease in period to period revenues. The decrease was partially offset by an increase of $1.3 million in license fees most of which resulted from a $1.4 million milestone payment received in the third quarter of 2007 from Healthcare Brands International Limited (“HBI”) pursuant to the Data Transfer and Patent License Agreement between Avanir and HBI.
As discussed above in the Executive Overview, the Company received notice from Novartis International Pharmaceutical Ltd. of the non-renewal of the research collaboration portion of our agreement with them. However, the Company remains eligible to receive over $200 million in milestone payments, contingent upon Novartis’ performance and achievement of certain development and regulatory milestones, including achievement of certain sales targets, if a licensed compound is approved by the FDA. In addition, the Company received notice from AstraZeneca of the termination of the research support services agreement and license agreements with them. In light of the loss of these revenues, we have terminated those employees who were principally supporting these programs and we subleased excess laboratory space in our San Diego facilities and moved critical clinical support functions to our headquarters in Orange County, California. As a result of these two research collaboration programs ending, the Company will no longer receive revenues from the research portion of these arrangements after the quarter ended June 30, 2007.
Potential revenue-generating contracts that remained active as of June 30, 2007 include several docosanol 10% cream license agreements and our license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
Cost of product revenues was $1.4 million or 31% of net product revenues for the three months ended June 30, 2007. Costs consist primarily of product manufacturing costs of $573,505 or 12% of net product revenues, royalties to CIMA of $714,180 or 14% of net product revenues and amortization of acquired FazaClo product rights of $257,140 or 5% of net product revenue. The CIMA royalties totaling $714,180 include a $450,000 settlement, or 9% of net product revenues, resulting from a royalty audit conducted by CIMA.
Cost of licenses, research services and grants declined to $1.4 million or 64% of revenues compared with $1.5 million or 65% of revenues for the three-month period ended June 30, 2006. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Three Months ended
	June 30
	2007	2006	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,906,024	$8,426,870	$(4,520,846)	-54%
Selling, general and administrative	10,647,281	10,105,474	541,807	-5%

Total Operating Expenses	$14,553,305	$18,532,344	$(3,979,039)	-21%

Research and Development Expenses
Research and development expenses decreased by $4.5 million from $8.4 million in the third quarter of 2006 to $3.9 million for the third quarter of 2007. The decrease is primarily due to decreased costs incurred for the AVP-13358 Allergy study and decreased costs incurred for Zenvia product research and development.
In October 2006, we received an “approvable” letter from the FDA for Zenvia for PBA/IEED. The approvable letter raised certain safety and efficacy concerns that will require additional clinical development to resolve. Based on discussions with the FDA, we expect that we may be able to obtain approval for Zenvia for the PBA/IEED indication following the completion of one additional Phase III clinical trial, which is expected to take approximately two years to complete. We expect to commence this trial in the fourth calendar quarter of 2007 and any delays in starting the clinical trial would delay the anticipated approval date.
In April 2007, we announced preliminary top-line data from our first Phase III clinical trial of Zenvia for DPN pain. After receipt of the positive results we requested a meeting with the FDA to discuss the next steps for the program. The FDA informed Avanir it would not be necessary to meet and that Avanir should submit the protocol for the next study as well as any questions related to the development program for Zenvia.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses remained essentially unchanged for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. Expenses increased $542,000, or 5% for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.
We expect that selling, general and administrative expenses will decrease starting in the quarter ending September 30, 2007 as a result of our sale of FazaClo and the related reduction in headcount.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the nine-month periods ended June 30, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates may differ substantially from the Company’s current estimates.
Total compensation expense for our share-based payments in the three month period ended June 30, 2007 and the same period in 2006 was $538,000 and $757,000, respectively. Selling, general and administrative expense in the three-month period ended June 30, 2007 and 2006 include share-based compensation expense of $419,000 and $597,000, respectively. Research and development expense in the three-month period ended June 30, 2007 and 2006 include share-based compensation expense of $119,000 and $160,000, respectively. As of June 30, 2007, $9.6 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.6 years. See Note 2, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Interest Expense and Interest Income
For the three-month period ended June 30, 2007, interest expense increased to $416,000, compared to $191,000 for the same period in the prior year. The increase is primarily due to the Seller Notes with an original balance of $25.1 million issued in May 2006 in connection with the purchase of Alamo.
For the three-month period ended June 30, 2007, interest income decreased to $89,000, compared to $552,000 for the same period in the prior year. The decrease is due to approximately a 71% decrease in the average balance of cash, cash equivalents and investments in securities for the quarter ended June 30, 2007, compared to the same period in the prior year.
Net Loss
Net loss was $9.1 million, or $0.23 per share, in the three-month period ended June 30, 2007, compared to a net loss of $17.6 million, or $0.56 per share for the three-month period ended June 30, 2006.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	Nine Months ended
	June 30
	2007	2006	$ Change	% Change
PRODUCT SALES
Net revenues	$15,038,523	$—	$15,038,523	100%
Cost of revenues	4,190,975	260,164	3,930,811	1,511%

Gross margin	$10,847,548	$(260,164)	$11,107,712	-4,270%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
License agreements	$1,556,827	$5,113,516	$(3,556,689)	-70%
Research services	2,372,384	6,181,164	(3,808,780)	-62%
Government research grant	475,474	208,032	267,442	129%
Royalty and sale of royalty rights	1,955,804	1,474,451	481,353	33%

	6,360,489	12,977,163	(6,616,674)	-51%

Costs:
Research services	2,973,715	5,302,796	(2,329,081)	-44%
Government research grant	666,166	214,491	451,675	211%

	3,639,881	5,517,287	(1,877,406)	-34%

Gross margin	$13,568,156	$7,199,712	$6,368,444	88%

Revenues
Net product revenues for the nine-month period ended June 30, 2007 include sales of FazaClo of $15.0 million, including revenue that was deferred as of September 30, 2006. Product revenues are recorded net of product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts aggregating approximately 25.8% of gross revenues. Net wholesale shipments for the nine-month period ended June 30, 2007 were $12.3 million.
Revenues from licenses, research services and grants declined to $6.4 million for the nine month period ended June 30, 2007 compared to $13.0 million for the nine month period ended June 30, 2006. This decline was principally due to a $5.0 million milestone earned under the AstraZeneca license agreement in the first quarter of fiscal year 2006 which was not repeated in the first quarter of fiscal year 2007 and a decrease in revenues of $3.8 million from research services earned from our collaborative agreements with AstraZeneca and Novartis as AstraZeneca has elected to rely less upon our scientists and to run more of the projects themselves.
Cost of Revenues
Cost of product revenues was $4.2 million or 28% of net product revenues for the nine month period ended June 30, 2007. Costs include the direct and indirect costs to manufacture of $2.0 million or 13% of net product revenues, royalties to CIMA of $1.2 million or 8% of net product revenues, amortization of acquired FazaClo product rights of $771,000 or 5% of net product revenue and the write-off of obsolete inventory of $260,000 or 2% of net product revenue. The CIMA royalties totaling $1.2 million include a $450,000 settlement, or 3% of net product revenues, resulting from a royalty audit conducted by CIMA.
Cost of licenses, research services and grants declined to $3.6 million or 57% of revenues compared with $5.5 million or 43% of revenues for the nine-month period ended June 30, 2006. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Nine Months ended
	June 30
	2007	2006	$ Change	% Change
OPERATING EXPENSES
Research and development	$16,057,310	$21,788,150	$(5,730,840)	-26%
Selling, general and administrative	29,223,620	23,366,332	5,857,288	25%

Total Operating Expenses	$45,280,930	$45,154,482	$126,448	0%

Research and Development Expenses
R&D expenses decreased $5.7 million or 26% for the nine-month period ended June 30, 2007 compared to the nine-month period ended June 30, 2006. The decrease is primarily due to decreased costs incurred for the AVP-13358 Allergy study and decreased costs incurred for Zenvia product research and development offset by increased costs for the FazaClo patient registry. In addition., an adjustment to the forfeiture rate used in the calculation of share based compensation expense resulted in a decrease in non-cash expense of $500,000.
In October 2006, we received an “approvable” letter from the FDA for Zenvia for PBA/IEED. The approvable letter raised certain safety and efficacy concerns that will require additional clinical development to resolve. Based on discussions with the FDA in early 2007, we expect that we may be able to obtain approval for Zenvia for the PBA/IEED indication following the completion of one additional Phase III clinical trial, which is expected to take approximately two years to complete. We expect to commence this trial in the fourth quarter of 2007 and any delays in starting the clinical trial would delay the anticipated approval date.
In April 2007, we announced preliminary top-line data from our first Phase III clinical trial of Zenvia for DPN pain. After receipt of the positive results we requested a meeting with the FDA to discuss the next steps for the program. The FDA informed Avanir it would not be necessary to meet and that Avanir should submit the protocol for the next study as well as any questions related to the development program for Zenvia.
We expect that our research and development costs will increase substantially through the end of calendar 2007 and will remain at relatively high levels as we commence the planned confirmatory Phase III trial for Zenvia for IEEB/PBA.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.9 million, or 25% for the nine-month period ended June 30, 2007, compared to the nine-month period ended June 30, 2006. The increase is primarily attributed to expenditures resulting from the Alamo acquisition such as headcount increases, the Company’s re-launch of FazaClo and amortization of the Alamo acquisition. In addition, expenses were incurred in the current year relating to headcount increases and external marketing costs associated with the anticipated Zenvia product launch of which commercialization has since been delayed. The increase was offset by an adjustment in non-cash expenses of $2.1 million resulting from an adjustment in the forfeiture rate used in the calculation of share based compensation expense.
We expect that selling, general and administrative expenses will decrease starting in the quarter ending September 30, 2007 as a result of our sale of FazaClo and the related reduction in headcount.
Share-Based Compensation
Total compensation expense (income) for our share-based payments in the nine-month period ended June 30, 2007 and the same period in 2006 was $(287,000) and $2.0 million, respectively. Selling, general and administrative expense in the nine-month period ended June 30, 2007 and 2006 include share-based compensation expense (income) of $(206,000) and $1.6 million, respectively. Research and development expense in the nine-month period ended June 30, 2007 and 2006 include share-based compensation expense (income) of $(81,000) and $423,000, respectively. As of June 30, 2007, $9.6 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.6 years. See Note 2, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Interest Expense and Interest Income
For the nine-month period ended June 30, 2007, interest expense increased to $1.3 million, compared to $236,000 for the same period in the prior year. The increase is primarily due to the Seller Notes with an original balance of $25.1 million issued in May 2006 in connection with the purchase of Alamo.
For the nine-month period ended June 30, 2007, interest income decreased to $425,000, compared to $1.4 million for the same period in the prior year. The decrease is due to approximately a 71% decrease in the average balance of cash, cash equivalents and investments in securities for the nine-month period ended June 30, 2007, compared to the same period in the prior year.
Net Loss
Net loss was $30.7 million, or $0.86 per share, for the nine-month period ended June 30, 2007, compared to a net loss of $40.4 million, or $1.33 per share for the nine-month period ended June 30, 2006. A slightly lower net loss and significantly higher weighted average number of shares outstanding accounted for the lower loss per share. The cumulative adjustment of our estimated forfeiture rates decreased the net loss for the nine-month period ended June 30, 2007 by $2.6 million and reduced the diluted net loss per share by $0.07.
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

		Increase
	June 30,	(Decrease)	September 30,
	2007	During Period	2006
Cash, cash equivalents and investment in securities	$10,924,174	$(13,825,899)	$24,750,073
Cash and cash equivalents	$7,538,570	$2,640,356	$4,898,214
Net working capital	$(2,766,411)	$4,203,366	$(6,969,777)

	Nine Months		Nine Months
	Ended	Change	Ended
	June 30,	Between	June 30,
	2007	Periods	2006
Net cash used for operating activities	$(38,194,688)	$(10,517,861)	$(27,676,827)
Net cash provided by (used for) investing activities	16,875,256	40,166,616	(23,291,360)
Net cash provided by financing activities	23,959,788	(20,547,128)	44,506,916

Net increase (decrease) in cash and cash equivalents	$2,640,356	$9,101,627	$(6,461,271)

Operating activities. Net cash used for operating activities amounted to $38.2 million in the first nine months of fiscal 2007 compared to $27.7 million in the first nine months of fiscal 2006. The increase in cash used is primarily related to the funding the operating loss for the period, reductions in accounts payable and deferred revenues. Accounts payable decreased by $9.6 million and is primarily due to payments of invoices in clinical, marketing and general and administrative activities. A decrease in deferred revenues of $5.2 million resulted from the recognition of deferred revenue for the first nine months of fiscal 2007.
Investing activities. Net cash provided by investing activities was $16.9 million in the first nine months of fiscal 2007, compared to $23.3 million used in the first nine months of fiscal 2006. Our proceeds from the sale of securities provided $16.9 million in the first nine months of fiscal 2007 compared with $42.0 million in the first nine months of fiscal 2006, offset by investments in securities of $59.2 million in 2006. We invested $131,000 in property and equipment in the first nine months of fiscal 2007, compared to $1.4 million in the first nine months of fiscal 2006.
Financing activities. Net cash provided by financing activities was $24.0 million in the first nine months of fiscal 2007, consisting of $30.8 million in net proceeds from sales of our common stock offset by $6.9 million to reduce long-term debt. Net cash provided by financing activities amounted to $44.5 million in the first nine months of fiscal 2006, consisting of $44.8 million received from the sale of our common stock through private placements and from exercises of warrants and stock options.
In June 2005, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $100 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on August 3, 2005 and through June 30, 2007, we had sold a total of 14,406,755 shares of Class A common stock under this registration statement, raising gross offering proceeds of approximately $71.5 million and net offering proceeds of approximately $69.5 million. We have also issued under this registration statement common stock warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants become exercisable beginning in May 2007 and all unexercised warrants expire in November 2007. The warrants may be exercised on a net basis in certain circumstances but in no event would the company be required to settle the warrants in cash.
In December 2006 we entered into a financing facility with Brinson Patrick Securities Corporation. Under this facility, we have offered and sold an aggregate of 6,126,000 shares of Class A common stock, which resulted in net proceeds of $16.2 million. As of August 8, 2007, 5.6 million shares remained available for sale under this facility.
As of June 30, 2007, we have contractual obligations for long-term debt, capital (finance) lease obligations and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$26,298,538	$1,872,741	$24,425,797	$—	$—
Operating lease obligations	9,869,528	2,331,891	3,633,158	3,247,180	657,299
Purchase obligations (1)	6,135,857	5,522,271	613,586	—	—

Total	$42,303,923	$9,726,903	$28,672,541	$3,247,180	$657,299

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2007 which approximates our contractual commitments for goods and services in the normal course of our business.
As part of the purchase consideration of the Alamo acquisition, we initially issued three promissory notes in the principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note” respectively) (collectively, the “Notes”). The Notes bear interest at an average rate equal to the London Inter-Bank Offered Rate, or “LIBOR,” plus 1.33%. Interest accruing on the Notes is payable monthly and the principal amount of the Notes matures on May 24, 2009, provided that (i) the Selling Holders may demand early repayment of the First Note if the closing price of our common stock, as reported on the NASDAQ Global Market, equals or exceeds $15.00 per share for a total of 20 trading days in any 30 consecutive trading-day period (the “Stock Contingency”), and (ii) we must apply 20% of any future net offering proceeds from equity offerings and other financing transactions to repay the Notes (starting with the First Note), and must repay the Notes in full if we have raised in an offering more than $100,000,000 in future aggregate net proceeds. In connection with the equity offering we completed in the first nine months of fiscal year 2007, and in accordance with the terms of the Notes, we used approximately $6.1 million or 20% of the net proceeds received to pay down the First Note. In connection with our sale of FazaClo in August 2007, we agreed to prepay $11 million of outstanding principal due under the Notes, and the Note holder agreed to suspend the Company’s obligation to use a portion of future equity offering proceeds to repay the Notes, up to $55 million in net offering proceeds. Twenty percent of any offering proceeds above this amount will need to be paid to the Note holders, as per the original agreement.

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
Alamo Earn-Out Payments. In connection with the Alamo acquisition, we agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo. These earn-out payments are based on FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”). Based on the results of the quarter ended June 30, 2007, we issued the second of these revenue-based payments through the issuance of an additional promissory note in the principal amount of $2,000,000.
As previously discussed in Note 3 to the condensed consolidated financial statements, on August 3, 2007, the Company sold the FazaClo product line to Azur Pharma. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo Pharmaceuticals upon the achievement of certain milestones were assumed by Azur Pharma.
CIMA Royalty payments. In connection with the Alamo acquisition, we acquired a development, license and supply agreement with CIMA Labs Inc. (“CIMA”), which holds intellectual property rights related to certain aspects of the development and production of FazaClo (the “FazaClo Supply Agreement”). The FazaClo Supply Agreement grants, through our Alamo subsidiary, an exclusive license to us to market, distribute and sell FazaClo. The FazaClo Supply Agreement provides royalty rates of 5% to 6%, based on annual net sales and minimum annual royalty targets set forth in the agreement. The FazaClo Supply Agreement extends through the life of the longest patent which is currently the DuraSolv patent expiring in 2019. Minimum future annual royalty payments under the agreement, which was assigned to Azur Pharma in connection with the August 2007 sale of FazaClo, are as follows:

Twelve-month period ended June 30:
2007	$250,000
2008	$300,000
2009 and each year thereafter	$400,000
The CIMA agreement extends through the life of the longest patent. Currently the patent that relates to the OraSolv formulation expires in 2010. In the third fiscal quarter of 2007 we achieved approval of the DuraSolv formulation thereby extending the patent life to 2019. The agreement terminates for insolvency by either party, with 60-day notice if certain terms of the agreement are not met, with 60-days notice if we fail to pay royalties, and CIMA can terminate region-by-region if Avanir does not commercialize in other regions.
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
Management Outlook
The minimum balance of securities available for sale under our existing shelf registration was approximately $28.5 million as of June 30, 2007. We believe that cash equivalents and unrestricted investments in securities of approximately $9.8 million at June 30, 2007, and the net proceeds from the sale of FazaClo, will be sufficient to sustain our planned level of operations through the end of the fiscal year, excluding the costs related to the development of Zenvia for DPN pain. However, the Company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from licensed technologies or are unable to raise sufficient capital, management believes that expenditures could be curtailed in order to continue operations for the next 12 months.
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

Interest rate sensitivity
Our investment portfolio consists primarily of fixed income instruments with an average duration of approximately 9-12 months. The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of June 30, 2007 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of June 30, 2007 and 2006, an increase of one percentage point in the interest rates would have resulted in increases in interest expense of approximately $29,000 and $318,000, respectively.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report, have concluded that, based on such evaluation, as of June 30, 2007 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Additionally, although we have a Special Protocol Assessment, or “SPA”, from the FDA for our recently completed Phase III trial for DPND and are seeking an SPA for our planned confirmatory trial for Zenvia for IEED/PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement from the FDA on the adequacy of the design of a planned clinical trial. However, even if an SPA is granted, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override the SPA. As a result, even if an SPA is granted, we cannot be certain that the trial design will be found to be adequate, assuming that we receive positive results.
We have limited capital resources and will need to raise additional funds to support our operations.
We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $248 million as of June 30, 2007, and we expect to continue to incur substantial operating losses for the foreseeable future. As of June 30, 2007, we had approximately $10.9 million in cash, cash equivalents, investments in securities and restricted cash and we will not generate any further revenues or positive cash flows from FazaClo following its sale in August 2007.
In light of our current existing capital resources, lack of near-term revenue opportunities and substantial near-term capital needs, we will need to raise significant amounts of additional capital in the future to finance our long-term operations. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels through the end of the next fiscal year. Although we expect to be able to raise additional capital and/or curtail current levels of operations to be able to continue to fund our operations beyond that time, there can be no absolute assurance that we will be able to do so. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development plans for Zenvia. This may result in significant delays in our planned clinical trial of Zenvia for PBA/IEED and may force us to further curtail our operations.
Any transactions that we may engage in to raise capital could dilute our shareholders and diminish certain commercial prospects.
We will seek to raise additional capital and may do so at any time through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, or through the issuance of one or more forms of senior or subordinated debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock and any such financing will dilute our existing shareholders. If we instead seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have stated we are actively considering with certain investigational compounds, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships. Additionally, because we just sold FazaClo, we will no longer receive the revenues and cash flows associated with product sales and our operations and product pipeline will be less diverse, effectively concentrating investor risk in the success of Zenvia.
The FDA’s safety concerns regarding Zenvia for the treatment of IEED/PBA may extend to other clinical indications that we are pursuing, including DPN pain. Due to these concerns, we may not be able to develop Zenvia for these other indications.
The FDA raised certain safety concerns and questions regarding Zenvia for the treatment of IEED/PBA. We are currently developing Zenvia for the treatment of other clinical indications, including DPN pain, for which we have recently completed a Phase III trial. Although the FDA has not expressly stated that the safety concerns and questions raised in IEED/PBA indication would apply to other indications such as DPN pain, we believe that it is possible that the FDA will raise similar concerns for this indication. Accordingly, we are considering the use of lower doses in the next Phase III trial for Zenvia for this indication. Although we achieved positive results in our initial Phase III trial, a lower dose may not yield the same levels of efficacy as seen in the earlier trials and the drop in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any new lower dose that we develop may not be low enough to satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.
We have recently experienced significant turnover in senior management.
Over the past 12 months, we have experienced significant turnover in our senior management team, including the departures of our President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer (formerly our Chief Financial Officer), Vice President of Human Resources, Vice President of Drug Discovery, Vice President of Business Development, Vice President of Clinical Affairs and Executive Director of Investor Relations. As a result of these changes, we essentially have a new management team. It is not yet possible to assess how effective this management team will be and whether they will be able to work together to accomplish the Company’s business objectives. Additionally, changes in management are disruptive to the organization and further changes may slow the Company’s progress toward its goals. Further, it is possible that the Board of Directors will seek to reduce the size of the Board to streamline its operations and to reflect the fact that the Company is significantly smaller than it was previously. Changes in Board composition may also be disruptive and the loss of the experience and capabilities of any of our Board members may reduce the effectiveness of the Board.
We face challenges retaining members of management and other key personnel.
The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in clinical and regulatory affairs, sales and marketing and accounting and finance. Because we have a relatively small organization, the loss of any executive officers or other key employees could adversely affect our operations. For example, if we were to lose one or more of the senior members of our clinical and regulatory affairs team, the pace of clinical development for Zenvia could be slowed significantly. We have experienced extensive employee turnover recently, as discussed above, and the loss of any additional key employees could adversely affect our business and cause significant disruption in our operations
If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.
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
Additionally, the FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or our clinical trial data or ask for additional information at any time during their review. For example, there are various statistical methods that can be used to analyze clinical trial data. In the FDA’s approvable letter for Zenvia, the FDA expressed disagreement with one of the statistical methods we used to analyze certain efficacy data contained in our NDA submission. In addition, although we concluded that the safety data from our definitive QT safety study of quinidine sulfate in Zenvia suggested that cardiac risks were within an acceptable range, the FDA has expressed concern about these potential risks in the IEED/PBA patient population and has asked us to address these concerns. Similarly, the use of different statistical methods to analyze the efficacy data from our recent Phase III trial of Zenvia in DPN pain results in significantly different conclusions about the efficacy of the drug. Although we believe we have legitimate reasons to use the methods that we have adopted as outlined in our SPA with the FDA, the FDA may not agree with these reasons and may disagree with our conclusions regarding the results of these trials.
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
Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to our product candidates, including Zenvia, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter-to-quarter, particularly in light of the loss of FazaClo revenue starting in the fourth quarter of fiscal 2007 and the expected increase in research and development expenditures relating to the planned Zenvia Phase III clinical trials.
Finally, our results of operations and stock price may vary due to acquisitions or divestitures that we may make. We may acquire other companies or technologies, and if we do so, we will incur potentially significant charges in connection with such acquisitions and may have ongoing charges after the closing of any such transaction. Any such acquisitions could also be disruptive to our operations and may adversely affect our results of operations. We are also considering divesting certain investigational compounds. The announcement of any such transaction would be expected to impact our stock price, as was the case following our announcement of the FazaClo divestiture, and also impact our results of operations in future periods.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5. OTHER INFORMATION
On August 2, 2007, the Board of Directors approved an increase in the number of shares of common stock reserved for issuance under the Company’s 2003 Equity Incentive Plan. The plan initially reserved 625,000 shares of common stock for issuance and contains an “evergreen” feature whereby the Board may, on an annual basis, increase the number of shares reserved for issuance under the plan, up to 5% of the total shares outstanding as of December 31 of the prior year. To date, the Board had not increased the number of shares as allowed for calendar year 2007. Based on a total of 37,158,572 shares issued and outstanding as of December 31, 2006, the Board approved an increase of 1,857,928 shares. The increase became effective as of August 3, 2007.
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

Signature	Title	Date
/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2007

/s/ Martin J. Sturgeon Martin J. Sturgeon	Vice President, Interim Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2007