Form 10-Q/A
period 2007-03-31
AVANIR PHARMACEUTICALS
filed 2007-12-21
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 is being filed to reflect a correction of the amount of share-based compensation expenses recorded by the Company for the three and six months ended March 31, 2007. The condensed consolidated financial statements and Notes 3, 10 and 12 in Item 1. and Item 2. Management’s Discussion and Analysis of Part I and Item 1A. Risk Factors of Part II are amended and restated to reflect the correct amount of share-based compensation for the three and six month periods ended March 31, 2007. For further discussion regarding the restatement, see Note 1 to our condensed consolidated financial statements.
     Other than these changes, the remainder of the document is unchanged from the original filing. This amendment did not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in the Company’s condensed consolidated financial statements in this Amendment No. 1.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2007	2006
	(as restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,286,799	$4,898,214
Short-term investments in securities	1,979,305	16,778,267
Receivables, net	3,410,745	3,042,468
Inventories	3,019,237	2,835,203
Prepaid expenses	1,306,092	1,778,918

Total current assets	15,002,178	29,333,070

Investments in securities	246,178	2,216,995
Restricted investments in securities	1,156,597	856,597
Property and equipment, net	4,355,454	6,047,729
Other intangible assets, net	9,244,151	10,113,329
Goodwill	20,042,439	22,110,328
Other assets	472,481	784,289

TOTAL ASSETS	$50,519,478	$71,462,337

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,344,285	$10,845,057
Accrued expenses	11,082,946	12,983,501
Assumed liabilities for returns and other discounts	—	3,980,229
Deferred revenues	5,404,921	7,592,563
Notes payable	489,398	670,737
Capital lease obligations	166,494	230,760

Total current liabilities	19,488,044	36,302,847

Other liabilities	208,676	230,450
Deferred revenues, net of current portion	14,261,512	15,716,762
Notes payable, net of current portion	22,292,851	24,715,905
Capital lease obligations, net of current portion	117,150	170,908

Total liabilities	56,368,233	77,136,872

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ DEFICIT
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2007 and September 30, 2006	—	—
Common stock — no par value, Class A, 200,000,000 shares authorized, 40,384,035 and 31,708,461 shares issued and outstanding as of March 31, 2007 and September 30, 2006, respectively	235,607,619	211,993,249
Accumulated deficit	(241,433,169)	(217,565,280)
Accumulated other comprehensive loss	(23,205)	(102,504)

Total shareholders’ deficit	(5,848,755)	(5,674,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,519,478	$71,462,337

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(as restated)		(as restated)
PRODUCT SALES
Net revenues	$3,829,111	$—	$10,099,815	$—
Cost of revenues	1,308,256	—	2,655,440	—

Product gross margin	2,520,855	—	7,444,375	—

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues from non-government research services	920,448	1,956,565	2,190,692	4,434,583
Cost of non-government research services	(607,164)	(1,795,634)	(1,771,239)	(3,811,719)
Revenues from government research grant services	266,728	75,862	353,076	160,687
Cost of government research grant services	(369,261)	(96,966)	(464,988)	(166,955)
Revenues from license agreements	56,019	9,342	113,284	5,009,342
Revenues from royalties and royalty rights	779,673	427,259	1,502,713	1,009,304

License, research services, and grants gross margin	1,046,443	576,428	1,923,538	6,635,242

Total gross margin	3,567,298	576,428	9,367,913	6,635,242

OPERATING EXPENSES
Research and development	6,656,853	6,162,322	12,562,854	13,365,128
Selling, general and administrative	7,261,689	8,492,115	20,507,623	13,260,858

Loss from operations	(10,351,244)	(14,078,009)	(23,702,564)	(19,990,744)

OTHER INCOME (EXPENSE)
Interest expense	(315,510)	(21,403)	(918,538)	(44,841)
Interest income	144,862	564,422	336,338	892,588
Other	284,934	(5,492)	430,279	5,020

Loss before income taxes	(10,236,958)	(13,540,482)	(23,854,485)	(19,137,977)

Provision for income taxes	(13,404)	(4)	(13,404)	(2,421)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,250,362)	(13,540,486)	(23,867,889)	(19,140,398)
Cumulative effect of change in accounting principle	—	—	—	(3,616,058)

NET LOSS	$(10,250,362)	$(13,540,486)	$(23,867,889)	$(22,756,456)

Basic and diluted net loss per share
Loss before cumulative effect of change in accounting principle	$(0.26)	$(0.44)	$(0.65)	$(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net loss per share	$(0.26)	$(0.44)	$(0.65)	$(0.76)

Basic and diluted weighted average number of common shares outstanding	39,047,597	31,086,874	36,797,202	29,819,338

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2007	2006
	(as restated)
OPERATING ACTIVITIES
Net loss	$(23,867,889)	$(22,756,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	3,616,058
Depreciation and amortization	2,787,297	831,965
Share-based compensation expense	1,517,981	1,219,733
Loss on disposal of assets	—	8,994
Changes in operating assets and liabilities:
Receivables	(368,277)	(313,020)
Inventories	163,390	(419,344)
Prepaid expenses and other assets	423,184	723,863
Accounts payable	(8,500,772)	(3,476,650)
Accrued expenses and other liabilities	(1,922,329)	3,068,318
Assumed liabilities, net of non-cash adjustment of purchase price	87,660	—
Deferred revenues	(3,642,892)	(158,249)

Net cash used in operating activities	(33,322,647)	(17,654,788)

INVESTING ACTIVITIES
Investments in securities	(350,922)	(46,165,564)
Proceeds from sales and maturities of investments in securities	16,900,000	22,850,000
Purchases of property and equipment	(89,818)	(951,362)

Net cash provided by (used in) investing activities	16,459,260	(24,266,926)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	22,096,389	44,381,987
Payments on notes and capital lease obligations	(4,844,417)	(167,836)

Net cash provided by financing activities	17,251,972	44,214,151

Net increase in cash and cash equivalents	388,585	2,292,437
Cash and cash equivalents at beginning of period	4,898,214	8,620,143

Cash and cash equivalents at end of period	$5,286,799	$10,912,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$795,973	$44,841
Income taxes paid	$13,404	$2,421
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase price adjustment of assumed liabilities	$4,067,889	$—
Issuance of note payable	$2,000,000	$—
Purchases of property and equipment which are included in accounts payable and accrued expenses	$—	$229,319
Elimination of unearned compensation against common stock	$—	$3,477,144
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Background Information
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. However, SFAS No. 123R requires that compensation cost recognized at any date must be at least equal to the amount attributable to awards that are vested at that date.
     The Company uses a software system that is widely used by many public companies for the calculation of share-based compensation expense under FASB Statement No. 123 (revised 2004) (“FAS 123R”). The Company installed a newly released version of this software in October 2007, after which the Company discovered a material difference in the application of weighted average forfeiture rates to the calculation of share-based compensation expense between the previous version and the new version. Weighted average forfeiture rates, as applied by this software system prior to October 2007, applied a forfeiture rate to each vesting tranche of an award to estimate the number of shares that will vest over the term of the award. The estimated number of underlying shares expected to vest for all tranches is divided by the total shares granted. This is the expected vesting rate. The cumulative expected forfeiture amount is equal to 100% minus the expected vesting rate. This amount is referred to as the “weighted average forfeiture rate”.
     The old version consistently applied the weighted average forfeiture rate throughout the vesting period and computed a true-up of unrecognized share-based compensation expense once the award had fully vested. The true-up was necessary because the old method did not properly attribute the cost over the vesting period. Because of the use of this method, the old version failed to properly account for the full amount of share-based compensation expense of the vested awards during the interim periods prior to the award reaching its final vested date.
     Under the new version of this software (installed in October 2007) estimated forfeiture rates are applied only for those tranches that are not fully vested. As each tranche vests, the new version properly recognizes 100% of share-based compensation expense over the attribution period related to these fully vested tranches.
     Following extensive analysis performed by the Company and its consultants, the Company determined that share-based compensation expense under the old version was understated by $2.3 million from October 1, 2005 (the adoption date of FAS 123R) through March 31, 2007. The Company identified that $2.2 million of the understatement was attributed to the second fiscal quarter ended March 31, 2007, during which quarter the Company had re-assessed its estimated forfeiture rates and increased the estimated forfeiture rate from an average of 8.5% to 30% due to changes in the employee base related to restructuring activities. These restructuring activities resulted in a significant increase in the number of actual equity award forfeitures.
     As a result of the increase in the estimated forfeiture rate previously used, the Company had recorded a decrease to total share-based compensation expense of $2.6 million in the second fiscal quarter of 2007. Subsequently, the Company’s in-depth analysis of share-based compensation expense determined that this $2.6 million adjustment was overstated principally due to the pre-October 2007 software version issue discussed above combined with a data input error when the forfeiture rate was adjusted to 30% in the second fiscal quarter of 2007. Specifically, during the data input process the Company increased the forfeiture rate by 26% for fiscal 2007; however, the system had already recognized an increase of approximately 20% for fiscal 2007, based on data previously input for fiscal 2006. This data input error resulted in an overstated forfeiture rate adjustment for fiscal 2007.
As a result of the foregoing, on November 19, 2007, following consultation with, and upon the recommendation of, the Company’s management, the board of directors of the Company determined that it was necessary to restate the Company’s previously issued condensed consolidated financial statements for the fiscal quarter ended March 31, 2007 in order to correct the amount of share-based compensation expense recorded by the Company for that period.
Restatement
The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.
The Company has calculated the amount of the necessary cumulative adjustment resulting from the restatement to be equal to approximately $2,343,000, which amount should have been recorded as an increase in non-cash share-based compensation expense within the Company’s operating expenses in the fiscal quarter ended March 31, 2007. Previously, in the Form 10-Q, the Company reported non-cash share-based compensation income of $1,669,000 for the fiscal quarter ended March 31, 2007. As a result, after applying the necessary cumulative adjustment referenced above, the Company’s non-cash share-based compensation expense for the fiscal quarter ended March 31, 2007 is equal to approximately $673,000.
This restatement did not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2007. Instead, the resulting increase in non-cash share-based compensation expense results in an increase of $2,343,000 in the Company’s net loss for the fiscal quarter and six months ended March 31, 2007. In addition, because the amount of increase in non-cash share-based compensation expense had an effect of increasing both the Company’s accumulated deficit and common stock, there was no net effect on the Company’s condensed consolidated balance sheet at March 31, 2007. Further, the restatement has no impact on the Company’s operating results for any periods prior to the fiscal quarter ended March 31, 2007.
There is no difference between the gross adjustment to non-cash share-based compensation described herein and the net effect after taxes as the Company has a history of net losses and a valuation allowance has been recorded to offset the net deferred tax assets as of March 31, 2007.

CONDENSED CONSOLIDATED BALANCE SHEET ADJUSTMENTS
The following is a summary of the adjustments to our previously issued condensed consolidated balance sheet as of March 31, 2007 (unaudited).

	March 31, 2007
	(as previously reported)	(adjustments)	(as restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,286,799	$—	$5,286,799
Short-term investments in securities	1,979,305	—	1,979,305
Receivables, net	3,410,745	—	3,410,745
Inventories	3,019,237	—	3,019,237
Prepaid expenses	1,306,092	—	1,306,092

Total current assets	15,002,178	—	15,002,178

Investments in securities	246,178	—	246,178
Restricted investments in securities	1,156,597	—	1,156,597
Property and equipment, net	4,355,454	—	4,355,454
Other intangible assets, net	9,244,151	—	9,244,151
Goodwill	20,042,439	—	20,042,439
Other assets	472,481	—	472,481

TOTAL ASSETS	$50,519,478	$—	$50,519,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,344,285	$—	$2,344,285
Accrued expenses	11,082,946	—	11,082,946
Deferred revenue	5,404,921	—	5,404,921
Notes payable	489,398	—	489,398
Capital lease obligations	166,494	—	166,494

Total current liabilities	19,488,044	—	19,488,044

Other liabilities	208,676	—	208,676
Deferred revenues, net of current portion	14,261,512	—	14,261,512
Notes payable, net of current portion	22,292,851	—	22,292,851
Capital lease obligations, net of current portion	117,150	—	117,150

Total liabilities	56,368,233	—	56,368,233

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ DEFICIT
Preferred stock	—		—
Common stock	233,264,767	2,342,852	235,607,619
Accumulated deficit	(239,090,317)	(2,342,852)	(241,433,169)
Accumulated other comprehensive loss	(23,205)	—	(23,205)

Total shareholders’ deficit	(5,848,755)	—	(5,848,755)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,519,478	$—	$50,519,478

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS
The following is a summary of the adjustments to our previously issued condensed consolidated statements of operations for the three and six months ended March 31, 2007 (unaudited).

	Three Months ended March 31, 2007			Six Months ended March 31, 2007
	(as previously reported)	(adjustments)	(as restated)	(as previously reported)	(adjustments)	(as restated)
REVENUES FROM PRODUCT SALES
Net revenues	$3,829,111	$—	$3,829,111	$10,099,815	$—	$10,099,815
Cost of revenues	1,308,256	—	1,308,256	2,655,440	—	2,655,440

Product gross margin	2,520,855	—	2,520,855	7,444,375	—	7,444,375

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues from research services	920,448	—	920,448	2,190,692	—	2,190,692
Cost of research services	(607,164)	—	(607,164)	(1,771,239)	—	(1,771,239)
Revenues from government research grant services	266,728	—	266,728	353,076	—	353,076
Cost of government research grant services	(369,261)	—	(369,261)	(464,988)	—	(464,988)
Revenues from license agreements	56,019	—	56,019	113,284	—	113,284
Revenue from royalties and royalty rights	779,673	—	779,673	1,502,713	—	1,502,713

Research services and other gross margin	1,046,443	—	1,046,443	1,923,538	—	1,923,538

Total gross margin	3,567,298	—	3,567,298	9,367,913	—	9,367,913

OPERATING EXPENSES
Research and development	6,245,285	411,568	6,656,853	12,151,286	411,568	12,562,854
Selling, general and administrative	5,330,405	1,931,284	7,261,689	18,576,339	1,931,284	20,507,623

Loss from Operations	(8,008,392)	(2,342,852)	(10,351,244)	(21,359,712)	(2,342,852)	(23,702,564)

OTHER INCOME (EXPENSES)
Interest expense	(315,510)	—	(315,510)	(918,538)	—	(918,538)
Interest income	144,862	—	144,862	336,338	—	336,338
Other	284,934	—	284,934	430,279	—	430,279

Loss before income taxes	(7,894,106)	(2,342,852)	(10,236,958)	(21,511,633)	(2,342,852)	(23,854,485)

Provision for income taxes	(13,404)	—	(13,404)	(13,404)		(13,404)

NET LOSS	$(7,907,510)	$(2,342,852)	$(10,250,362)	$(21,525,037)	$(2,342,852)	$(23,867,889)

BASIC AND DILUTED NET LOSS PER SHARE:	$(0.20)	$(0.06)	$(0.26)	$(0.58)	$(0.07)	$(0.65)

Weighted average shares outstanding	39,047,597	—	39,047,597	36,797,202	—	36,797,202

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ADJUSTMENTS
The following is a summary of the adjustments to our previously issued condensed consolidated statements of cash flows for the six months ended March 31, 2007 (unaudited).

	Six Months Ended March 31, 2007
	(as previously reported)	(adjustments)	(as restated)
OPERATING ACTIVITIES
Net loss	$(21,525,037)	$(2,342,852)	$(23,867,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,787,297	—	2,787,297
Share-based compensation expense (income)	(824,871)	2,342,852	1,517,981
Change in operating assets and liabilities:
Receivables	(368,277)	—	(368,277)
Inventories	163,390	—	163,390
Prepaid expenses and other assets	423,184	—	423,184
Accounts payable	(8,500,772)	—	(8,500,772)
Accrued expenses and other liabilities	(1,922,329)	—	(1,922,329)
Assumed liabilities, net of non-cash adjustments to purchase price	87,660	—	87,660
Deferred revenues	(3,642,892)	—	(3,642,892)

Net cash used in operating activities	(33,322,647)	—	(33,322,647)

INVESTING ACTIVITIES
Investments in securities	(350,922)	—	(350,922)
Proceeds from sales and maturities of investments in securities	16,900,000	—	16,900,000
Purchases of property and equipment	(89,818)	—	(89,818)

Net cash provided by investing activities	16,459,260	—	16,459,260

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	22,096,389	—	22,096,389
Payments on notes and capital lease obligations	(4,844,417)	—	(4,844,417)

Net cash provided by financing activities	17,251,972	—	17,251,972

Net increase in cash and cash equivalents	388,585	—	388,585
Cash and cash equivalents at beginning of period	4,898,214	—	4,898,214

Cash and cash equivalents at end of period	$5,286,799	$—	$5,286,799

2. BASIS OF PRESENTATION
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
3. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Since our inception in August 1988, the Company has reported cumulative net losses of approximately $241 million (as restated) and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we will seek to raise additional capital during 2007 through various financing alternatives. The minimum balance of securities available for sale under our existing shelf registration was approximately $38.0 million as of March 31, 2007. We believe that these anticipated offering proceeds (including net proceeds of approximately $7.2 million subsequent to March 31, 2007 through the date of this filing), plus our cash, cash equivalents and unrestricted investments in securities of approximately $7.5 million at March 31, 2007, as well as anticipated future cash flows generated from licensed technologies and sales from the shipments of FazaClo, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, the Company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from licensed technologies or sales from shipments of FazaClo and are unable to raise sufficient capital, management believes that planned expenditures could be curtailed in order to continue operations for the next 12 months.
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
Share-Based Compensation
We adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” including the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) on October 1, 2005, the first day of our fiscal 2006, using the modified prospective transition method to account for our employee share-based awards. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123, “Accounting for Share-based Compensation” (“FAS 123”).
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

Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to share-based compensation considering recent actual data. Forfeiture rates for the six-month periods ended March 31, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Share-based compensation expense under FAS123R, prior to the cumulative adjustment for the change in estimated forfeitures, would have been $918,000 and $758,000 in the three-month periods ended March 31, 2007 (as restated) and 2006 respectively, and $1.8 million and $1.2 million for the six-month periods ended March 31, 2007 (as restated) and 2006, respectively. The change in estimated forfeitures had the effect of decreasing operating expenses by $245,000 for the three-months and six-months ended March 31, 2007 (as restated) and decreased the diluted loss per share by $0.01 for the three-months and six-months ended March 31, 2007 (as restated).
Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three-month periods ended March 31, 2007 and 2006 and the six-month periods ended March 31, 2007 and 2006 was comprised of the following:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(as restated)		(as restated)
Share-based compensation expense from:
Stock options	$243,053	$400,356	$657,901	$647,054
Restricted stock awards	212,217	328,159	225,482	543,474
Restricted stock units	218,194	29,205	634,598	29,205

Total	$673,464	$757,720	$1,517,981	$1,219,733

Loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
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
4. ALAMO ACQUISITION
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

$31,294,536

Pursuant to EITF 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” we did not assume Alamo’s deferred revenue balance as of the acquisition date, and accordingly will not record revenue associated with product that was shipped prior to the acquisition date. However, in connection with the acquisition, we assumed an obligation for future product returns, pricing allowances and royalties associated with pre-acquisition shipments of FazaClo. As such, we recorded preliminary estimated liabilities for such returns and other discounts of $6.4 million based on our estimate of the fair values of these liabilities at the acquisition date, which is classified as assumed liabilities for returns and other discounts in the accompanying consolidated balance sheets. Since the acquisition in May 2006 the Company has been receiving and analyzing historical data regarding FazaClo product returns and product pricing allowances (See Note 3 Revenue Recognition- Product Sales). Based on this analysis, the Company recorded in the first quarter and second quarters of fiscal year 2007, adjustments to reduce the preliminary estimate of these assumed liabilities by $3.1 million and $1.0 million, respectively, and recorded a corresponding reduction in goodwill.
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

5. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
In fiscal 2006, we relocated all operations other than research and development from San Diego, California to Aliso Viejo, California . Further, in the first quarter of 2007 we reduced our workforce by approximately 16% as a result of the suspension of commercial initiatives associated with Zenvia. Subsequent to March 31, 2007, we undertook additional restructuring activities in San Diego as described in Note 15.
The following table presents the restructuring activities for the six-months ended March 31, 2007:

	September 30,			March 31,
	2006	Additions	Payments	2007
Accrued Restructuring:
Employee severance and relocation benefits	$237,050	$771,852	$(926,037)	$82,865
Lease restructuring liability	273,998	—	(21,774)	252,224

Total	$511,048	$771,852	$(947,811)	$335,089

6. INVENTORIES
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
7. NET DEFERRED REVENUES
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

8. NET PRODUCT REVENUES
We recognized net revenues on FazaClo product sales of $3.8 million in the second quarter ended March 31, 2007 and $6.3 million in the first quarter ended December 31, 2006. Revenues recognized for the first quarter include wholesale shipments deferred as of September 30, 2006. FazaClo net product revenues for the three and six months ended March 31, 2007 are as follows:

	For the three	For the six months
	months ended March	ended March 31,
	31, 2007	2007
Gross product revenues	$5,403,558	$14,256,815
Less product sales allowances :
Prompt payment discount	(108,071)	(285,136)
Medicaid and managed care rebates	(604,783)	(1,963,816)
Chargebacks	(861,593)	(1,908,048)

Net product revenues	$3,829,111	$10,099,815

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
10. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
	(as restated)		(as restated)
Net loss	$(10,250,362)	$(13,540,486)	$(23,867,889)	$(22,756,456)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	11,298	(131,994)	79,299	(191,331)

Total comprehensive loss	$(10,239,064)	$(13,672,480)	$(23,788,590)	$(22,947,787)

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
12. EMPLOYEE EQUITY INCENTIVE PLANS
We currently have five equity incentive plans (the “Plans”): the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described below. All of the Plans were approved by the shareholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. Our policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.
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
The weighted average grant-date fair values of options granted during the six-month periods ended March 31, 2007 and 2006 were $2.14 and $8.57 per share, respectively. The total intrinsic value of options exercised during the six-month periods ended March 31, 2007 and 2006 was $269,591 and $4.3 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of March 31, 2007 (as restated), the total unrecognized compensation cost related to unvested options was $3,130,232, which is expected to be recognized over the weighted-average period of 2.7 years, based on the vesting schedules.

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
Assumptions used in the Black-Scholes model for options granted during the six-month periods ended March 31, 2007 and 2006 were as follows:

	2007	2006
Expected volatility	75%-103%	78.4% - 80.4%
Weighted-average volatility	88%	79.0%
Average expected term in years	6.0	4.5
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.7%	4.4%
Expected dividend yield	0%	0%
The following table summarizes information concerning outstanding and exercisable Class A stock options as of March 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.20 - $4.64	236,681	9.0	$2.17	45,211	$4.26
$5.12 - $6.92	169,054	8.0	$6.35	33,304	$6.07
$7.12 - $9.92	129,579	8.7	$8.63	45,016	$8.70
$10.10 - $10.70	146,250	9.0	$10.68	14,167	$10.56
$11.08 - $11.76	211,221	8.2	$11.70	93,786	$11.70
$12.12 - $13.84	113,105	7.4	$13.17	67,787	$13.18
$14.28 - $19.38	92,075	8.0	$16.23	46,295	$17.04

	1,097,965	8.4	$8.85	345,566	$10.75

Restricted stock units. RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for the six months ended March 31, 2007:

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2006	51,480	$15.54
Granted	2,310,543	$1.73
Vested	—	$—
Forfeited	(224,900)	$2.78

Unvested, March 31, 2007	2,137,123	$1.95

The grant-date fair value of RSUs granted during the six-month periods ended March 31, 2007 and 2006 was $4,002,041 and $800,000, respectively. During the six-month period ended March 31, 2006, 51,480 RSUs were granted. As of March 31, 2007 (as restated), the total unrecognized compensation cost related to unvested shares was $3,805,595, which is expected to be recognized over a weighted-average period of 2.6 years, based on the vesting schedules.

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

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2006	223,915	$13.48
Granted	15,000	$7.35
Vested	(41,666)	$14.22
Forfeited	(131,999)	$13.95

Unvested, March 31, 2007	65,250	$10.66

The grant-date fair value of restricted stock awards granted in the six month periods ended March 31, 2007 and 2006 was $110,025 and $454,000, respectively. As of March 31, 2007 (as restated), the total unrecognized compensation cost related to unvested shares was $378,709, which is expected to be recognized over a weighted-average period of 1.6 years.
During the six month periods ended March 31, 2007 and 2006, we received a total of $288,870 and $2.8 million, respectively, in cash from exercised options and restricted stock awards under all share-based payment arrangements. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the six month periods ended March 31, 2007 and 2006.
13. COMMITMENTS AND CONTINGENCIES
Center for Neurologic Study (“CNS”) – We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with the CNS. We will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both IEED/PBA and diabetic peripheral neuropathic pain (“DPNP”) , assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, we paid $75,000 to CNS under the CNS license agreement, and will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of IEED/PBA. In addition, we are obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense Zenvia to a third party. Under our agreement with CNS we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if we pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently plan to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition we are obligated to pay CNS a royalty ranging from approximately 5% to 7% of net revenues.
Eurand Agreement for Zenvia – We will be required to make payments of up to $7.6 million, contingent upon achievement of certain development milestones, and up to $14.0 million, contingent upon achievement of certain sales targets. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Payment target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country by country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In November 2006, we notified Eurand to suspend activity on this project until further notice. The Company may terminate the agreement upon 30 days notice in the event the company receives a response from the FDA that is something other than an unconditional approval. Upon expiration of the agreement the Company shall own a fully-paid irrevocable license.
CIMA Agreement for FazaClo – The CIMA agreement extends through the life of the longest FazaClo patent. Currently the patent that relates to the OraSolv formulation expires in 2010 and the patent that relates to PakSolv expires in 2018. If we are successful in achieving approval of the DuraSolv formulation the life would extend to 2019. The agreement terminates for insolvency by either party, with 60-day notice if certain terms of the agreement are not met, with 60-days notice if we fail to pay royalties, and CIMA can terminate region-by-region if Alamo/Avanir does not commercialize in other regions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of capitalization and amortization periods for identifiable intangible assets, inventories, the potential impairment of goodwill and other intangible assets, income taxes, contingencies, and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions are made. Actual results may differ significantly from our estimates.
A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2006 in the “Critical Accounting Policies and Estimates” section and in Note 3 of the Notes to our condensed consolidated financial statements included herein.

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
In October 2007, the Company performed an extensive analysis of share-based compensation and determined that share-based compensation expense was understated by $2.4 million from October 1, 2005 through June 30, 2007. As a result of the review, the Company determined it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal quarter ended March 31, 2007 in order to correct the amount of share-based compensation recorded by the Company for that period. The effect of these restatement adjustments have been reflected in Management’s Discussion and Analysis.
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

	Three Months ended
	March 31
	2007	2006	$ Change	% Change
	(as restated)
OPERATING EXPENSES
Research and development	$6,656,853	$6,162,322	$494,531	8.0%
Selling, general and administrative	7,261,689	8,492,115	(1,230,426)	-14.5%

Total Operating Expenses	$13,918,542	$14,654,437	$(735,895)	-5.0%

Research and Development Expenses
R&D expenses increased $495,000, or 8.0% for the three-month period ended March 31, 2007 (as restated) compared to the three-month period ended March 31, 2006. Increases in expenses relating to the FazaClo patient registry which were not present in the prior year quarter were substantially offset with reductions in spending associated with the selective cytokine inhibitor clinical development program and decrease in non-cash expenses of $94,000 resulting from an adjustment in the forfeiture rate used in the calculation of share-based compensation expense.
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
Selling, General and Administrative expenses
Selling, general and administrative expenses decreased $1.2 million, or 14.5% for the three-month period ended March 31, 2007 (as restated), compared to the three-month period ended March 31, 2006. This decrease is primarily due to a decrease of $1.5 million for continuing medical education grants related to the IEED in the prior year which were not repeated in the current period and a decrease in non-cash expenses of $151,000 resulting from an adjustment to the forfeiture rate used in the calculation of share-based compensation expense. These decreases were partially offset by current period expenses for increases in headcount resulting primarily from the Alamo acquisition.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to share-based compensation considering recent actual data. Forfeiture rates for the six-month periods ended March 31, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Total compensation expense for our share-based payments in the three month period ended March 31, 2007 (as restated) and the same period in 2006 was $673,000 and $758,000, respectively. Selling, general and administrative expense in the three-month periods ended March 31, 2007 (as restated) and 2006 include share-based compensation expense of $578,000 and $572,000, respectively. Research and development expense in the three-month periods ended March 31, 2007 (as restated) and 2006 include share-based compensation expense of $95,000 and $186,000, respectively. As of March 31 2007 (as restated), $7.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.7 years. See Note 3, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
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
Net Loss
Net loss was $10.3 million, or $0.26 per share, in the three-month period ended March 31, 2007 (as restated), compared to a net loss of $13.5 million, or $0.44 per share for the three-month period ended March 31, 2006. The cumulative adjustment of our estimated forfeiture rates decreased the net loss for the three-month period ended March 31, 2007 (as restated) by $245,000 and reduced the diluted net loss per share by $0.01.
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

	Six Months ended
	March 31,
	2007	2006	$ Change	% Change
	(as restated)
OPERATING EXPENSES
Research and development	$12,562,854	$13,365,128	$(802,274)	-6.0%
Selling, general and administrative	20,507,623	13,260,858	7,246,765	54.6%

Total Operating Expenses	$33,070,477	$26,625,986	$6,444,491	24.2%

Research and Development Expenses
R&D expenses decreased $802,000 or 6.0% for the six-month period ended March 31, 2007 (as restated) compared to the six-month period ended March 31, 2006. The decrease is primarily due to decreased costs incurred for the AVP-13358 Allergy study and decreased costs incurred for Zenvia product research and development offset by increased costs for the FazaClo patient registry. In addition, an adjustment to the forfeiture rate used in the calculation of share-based compensation expense resulted in a decrease in non-cash expense of $94,000.
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
Selling, General and Administrative expenses
Selling, general and administrative expenses increased $7.2 million, or 54.6% for the six-month period ended March 31, 2007 (as restated), compared to the six-month period ended March 31, 2006. The increase is primarily attributed to expenditures resulting from the Alamo acquisition such as headcount increases, the Company’s re-launch of FazaClo and amortization of the Alamo acquisition. In addition, expenses were incurred in the current year relating to headcount increases and external marketing costs associated with the anticipated Zenvia product launch of which commercialization has since been delayed. In addition, a decrease in non-cash expenses of $151,000 resulted from an adjustment in the forfeiture rate used in the calculation of share-based compensation expense.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to share-based compensation considering recent actual data. Forfeiture rates for the six-month periods ended March 31, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Total compensation expense for our share-based payments in the six-month period ended March 31, 2007 (as restated) and the same period in 2006 was $1.5 million and $1.2 million, respectively. Selling, general and administrative expense in the six-month period ended March 31, 2007 (as restated) and 2006 include share-based compensation expense of $1.3 million and $958,000, respectively. Research and development expense in the six-month period ended March 31, 2007 (as restated) and 2006 include share-based compensation expense of $218,000 and $262,000, respectively. As of March 31, 2007 (as restated), $7.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.7 years. See Note 3, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
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

Net Loss
Net loss was $23.9 million, or $0.65 per share, for the six-month period ended March 31, 2007 (as restaed), compared to a net loss of $22.8 million, or $0.76 per share for the six-month period ended March 31, 2006. A slightly higher net loss and significantly higher weighted average number of shares outstanding accounted for the lower loss per share. The cumulative adjustment of our estimated forfeiture rates decreased the net loss for the six-month period ended March 31, 2007 (as restated) by $245,000 and reduced the diluted net loss per share by $0.01.
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
As part of the purchase consideration of the Alamo acquisition, we initially issued three promissory notes in the principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note” respectively) (collectively, the “Notes”). The Notes bear interest at an average rate equal to the London Inter-Bank Offered Rate, or “LIBOR,” plus 1.33%. Interest accruing on the Notes is payable monthly and the principal amount of the Notes matures on May 24, 2009, provided that (i) the Selling Holders may demand early repayment of the First Note if the closing price of our common stock, as reported on the NASDAQ Global Market, equals or exceeds $15.00 per share for a total of 20 trading days in any 30 consecutive trading-day period (the “Stock Contingency”), and (ii) we must apply 20% of any future net offering proceeds from equity offerings and other financing transactions to repay the Notes (starting with the First Note), and must repay the Notes in full if we have raised in an offering more than $100,000,000 in future aggregate net proceeds. In connection with the equity offering we completed in the first half of the fiscal year and in accordance with the terms of the Notes, we used approximately $4.4 million or 20% of the net proceeds received to pay down the First Note.
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
Under our agreement with CNS we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone paymentss could total approximately $2.1 million if we pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently plan to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted NDA and a similar amount for each approved NDA. In addition we are obligated to pay CNS a royalty ranging from approximately 5% to 7% of net revenues.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ended March 31, 2007, originally filed on May 10, 2007, an evaluation was performed under the supervision of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our CEO and CFO concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report. Subsequently, the Company determined that it was necessary to restate the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2007 and that the condensed consolidated financial statements for those periods should no longer be relied upon.
     These restatements have no impact on the Company’s previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2007.
     In connection with the restatement, for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because of a material weakness in internal controls over financial reporting.
     The Company did not have effective internal controls over financial reporting for the calculation of share-based compensation expense. Previous versions of a widely utilized software program used to calculate share-based compensation expense incorrectly applied a weighted average forfeiture rate in the calculation of share-based compensation. Previous versions consistently applied the forfeiture rate throughout the vesting period and allowed for a true-up of share-based compensation expense once the award had vested in full. The true-up was necessary because the old versions did not properly attribute the expense over the vesting period. Because of the use of this method, the old version failed to properly account for the full expense of vested awards during the interim periods prior to the award reaching its final vest date.
     Under the new version of the software, forfeiture rates are applied in the calculation of share-based compensation expense up to the point each individual tranche is fully vested. As each tranche vests, the new version properly recognizes 100% of share-based compensation expense over the attribution period related to these vested tranches.
     In addition, the Company’s evaluation of share-based compensation expense uncovered a data input error when the forfeiture rate was adjusted to 30%. This data input error, combined with the software version issue discussed above, resulted in a material understatement of share-based compensation expense for the three and six months ended as of March 31, 2007.
     The error had no impact on the Company’s previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the Company’s condensed consolidated financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007.
     The Company’s corporate monitoring controls failed to operate at a sufficient level of precision to detect the understatement of share-based compensation expense and the material misstatement of operating expenses and net loss.
     The Company intends to review share-based compensation expense on a quarterly basis, supplemented by external consultants and independent computational reviews, to ensure that total share-based compensation expense is recognized for vested shares. The Company is in the process of evaluating remediation efforts to address the issues affecting the calculation of share-based compensation expense. The Company will perform these measures during the preparation of the 2008 first quarter financial reports. Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts.

Changes in Internal Controls over Financial Reporting
Except for the material weakness in internal controls over financial reporting for the calculation of share-based compensation expense, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. However, we have initiated or intend to initiate remediation measures to address the material weakness in internal controls over financial reporting. The remediation measures include or are expected to include the following:
•	The Company intends to review share-based compensation expense on a quarterly basis, supplemented by external consultants and independent computational reviews, to ensure that total share-based compensation expense is recognized for vested shares.

•	The Company has hired a FAS 123R consultant who is also an expert user of the software system utilized by the Company. This consultant will assist in the FAS 123R calculation and the Company’s quarterly analysis of total share-based compensation.

•	The Company has hired a consulting firm that offers FAS 123R calculation services for clients. This consulting firm will perform shadow calculations on certain awards to ensure that the software system is calculating share-based compensation expense accurately.
We may adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.
Our Audit Committee has taken an active role in reviewing and discussing the identified material weakness with our auditors and financial management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by the Company’s financial management.
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
We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $241 million as of March 31, 2007 (as restated), and we expect to continue to incur substantial operating losses for the foreseeable future. As of March 31, 2007, we had approximately $8.7 million in cash, cash equivalents, investments in securities and restricted cash. We do not expect to generate positive net cash flows from FazaClo sales unless we can reduce operating expenses and/or increase sales.
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
Item 6. EXHIBITS
Exhibits
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Keith A. Katkin	President and Chief Executive Officer	December 20, 2007
Keith A. Katkin	(Principal Executive Officer)

/s/ Martin J. Sturgeon	Vice President, Interim Chief Financial Officer
Martin J. Sturgeon		December 20, 2007