Form 10-Q/A
period 2007-06-30
AVANIR PHARMACEUTICALS
filed 2007-12-21
CIK 858803

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

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 is being filed to reflect a correction of the amount of share-based compensation expenses recorded by the Company for the nine months ended June 30, 2007. The condensed consolidated financial statements and Notes 3, 11 and 13 in Item 1. and Item 2. Management’s Discussion and Analysis of Part I and Item 1A. Risk Factors of Part II are amended and restated to reflect the correct amount of share-based compensation for the nine month period ended June 30, 2007. For further discussion regarding the restatement, see Note 1 to our condensed consolidated financial statements.
Other than these changes, the remainder of the document is unchanged from the original filing. This amendment did not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in the Company’s condensed consolidated financial statements in this Amendment No. 1.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2007	2006
	(as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,538,570	$4,898,214
Short-term investments in securities	1,982,957	16,778,267
Receivables, net	3,356,157	3,042,468
Inventories	2,561,555	2,835,203
Prepaid expenses	684,905	1,778,918

Total current assets	16,124,144	29,333,070

Investments in securities	246,050	2,216,995
Restricted investments in securities	1,156,597	856,597
Property and equipment, net	2,001,140	6,047,729
Other intangible assets, net	8,826,362	10,113,329
Goodwill	22,042,439	22,110,328
Other assets	426,191	784,289

TOTAL ASSETS	$50,822,923	$71,462,337

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,222,746	$10,845,057
Accrued expenses	12,378,411	12,983,501
Assumed liabilities for returns and other discounts	—	3,980,229
Deferred revenues	4,357,655	7,592,563
Notes payable	324,410	670,737
Other current liabilities	607,333	—
Capital lease obligations	—	230,760

Total current liabilities	18,890,555	36,302,847

Other non-current liabilities	1,376,700	230,450
Deferred revenues, net of current portion	13,720,637	15,716,762
Notes payable, net of current portion	22,559,986	24,715,905
Capital lease obligations, net of current portion	—	170,908

Total liabilities	56,547,878	77,136,872

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ DEFICIT
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2007 and September 30, 2006	—	—
Common stock — no par value, Class A, 200,000,000 shares authorized, 43,031,252 and 31,708,461 shares issued and outstanding as of June 30, 2007 and September 30, 2006, respectively	244,878,756	211,993,249
Accumulated deficit	(250,583,548)	(217,565,280)
Accumulated other comprehensive loss	(20,163)	(102,504)

Total shareholders’ deficit	(5,724,955)	(5,674,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,822,923	$71,462,337

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
			(as restated)
PRODUCT SALES
Net revenues	$4,938,708	$—	$15,038,523	$—
Cost of revenues	1,535,535	260,164	4,190,975	260,164

Product gross margin	3,403,173	(260,164)	10,847,548	(260,164)

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues from non-government research services	181,692	1,746,581	2,372,384	6,181,164
Cost of non-government research services	(1,202,476)	(1,488,363)	(2,973,715)	(5,302,796)
Revenues from government research grant services	122,398	47,345	475,474	208,032
Cost of government research grant services	(201,178)	(46,402)	(666,166)	(214,491)
Revenues from license agreements	1,443,543	104,174	1,556,827	5,113,516
Revenues from royalties and royalty rights	453,091	465,147	1,955,804	1,474,451

License, research services, and grants gross margin	797,070	828,482	2,720,608	7,459,876

Total gross margin	4,200,243	568,318	13,568,156	7,199,712

OPERATING EXPENSES
Research and development	3,906,024	8,426,870	16,468,878	21,788,150
Selling, general and administrative	10,647,281	10,105,474	31,154,904	23,366,332

Loss from operations	(10,353,062)	(17,964,026)	(34,055,626)	(37,954,770)

OTHER INCOME (EXPENSE)
Interest expense	(415,861)	(191,302)	(1,334,399)	(236,143)
Interest income	88,916	551,948	425,254	1,444,536
Other	1,537,725	(15,029)	1,968,004	(10,009)

Loss before income taxes	(9,142,282)	(17,618,409)	(32,996,767)	(36,756,386)

Provision for income taxes	(8,097)	(809)	(21,501)	(3,230)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(9,150,379)	(17,619,218)	(33,018,268)	(36,759,616)
Cumulative effect of change in accounting principle	—	—	—	(3,616,058)

NET LOSS	$(9,150,379)	$(17,619,218)	$(33,018,268)	$(40,375,674)

Basic and diluted net loss per share
Loss before cumulative effect of change in accounting principle	$(0.23)	$(0.56)	$(0.93)	$(1.21)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net loss per share	$(0.23)	$(0.56)	$(0.93)	$(1.33)

Basic and diluted weighted average number of common shares outstanding	40,580,326	31,419,394	35,546,976	30,352,690

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2007	2006
	(as restated)
OPERATING ACTIVITIES
Net loss	$(33,018,268)	$(40,375,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	3,616,058
Depreciation and amortization	4,719,632	1,863,379
Amortization of debt discount	182,999	—
Share-based compensation expense	2,055,625	1,977,133
Purchased in-process research and development	—	2,600,000
(Gain) loss on disposal of assets	(229,829)	17,339

Changes in operating assets and liabilities:
Receivables	2,949	(1,062,860)
Inventories	621,072	(373,496)
Prepaid expenses and other assets	1,088,323	815,521
Accounts payable	(9,622,311)	(732,277)
Accrued expenses and other liabilities	1,148,493	3,564,523

Assumed liabilities, net of non-cash adjustment of purchase price	87,660	—
Deferred revenues	(5,231,033)	413,527

Net cash used in operating activities	(38,194,688)	(27,676,827)

INVESTING ACTIVITIES
Investments in securities	(351,404)	(59,231,954)
Proceeds from sales and maturities of investments in securities	16,900,000	41,950,275
Acquisition of businesses, net of cash acquired	—	(4,617,694)
Proceeds from the sale of property and equipment	457,420	—
Purchases of property and equipment	(130,760)	(1,391,987)

Net cash provided by (used in) investing activities	16,875,256	(23,291,360)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	30,829,882	44,797,440
Payments on notes and capital lease obligations	(6,870,094)	(290,524)

Net cash provided by financing activities	23,959,788	44,506,916

Net increase (decrease) in cash and cash equivalents	2,640,356	(6,461,271)
Cash and cash equivalents at beginning of period	4,898,214	8,620,143

Cash and cash equivalents at end of period	$7,538,570	$2,158,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,151,361	$236,143
Income taxes paid	$21,501	$3,230
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase price adjustment of assumed liabilities	$4,067,889	$—
Issuance of notes payable as additional consideration for the Alamo acquisition	$4,000,000	$—
Accounts payable and accrued expenses for purchases of property and equipment	$—	$109,516
Elimination of unearned compensation against common stock	$—	$3,477,144
Issuance of promissory notes as consideration for the Alamo acquisition	$—	$25,075,000
Accrued expenses for acquisition related transaction costs	$—	$130,570
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Background Information
In December 2004, the FASB issued Statement of Financial Accounting Standards “(SFAS”) No. 123(R). “Share-Based Payment” SFAS No. 123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. However, SFAS No. 123R requires that compensation cost recognized at any date must be at least equal to the amount attributable to awards that are vested at that date.
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
     Following extensive analysis performed by the Company and its consultants, the Company determined that share-based compensation expense under the old version was understated by $2.4 million from October 1, 2005 (the adoption date of FAS 123R) through June 30, 2007. The Company identified that $2.2 million of the understatement was attributed to the second fiscal quarter ended March 31, 2007, during which quarter the Company had re-assessed its estimated forfeiture rates and increased the estimated forfeiture rate from an average of 8.5% to 30% due to changes in the employee base related to restructuring activities. These restructuring activities resulted in a significant increase in the number of actual equity award forfeitures.
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
As a result of the foregoing, on November 19, 2007, following consultation with, and upon the recommendation of, the Company’s management, the board of directors of the Company determined that it was necessary to restate the Company’s previously issued condensed consolidated financial statements for the nine months ended June 30, 2007 in order to correct the amount of share-based compensation expense recorded by the Company for that period.
Restatement
The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.
The Company has calculated the amount of the necessary cumulative adjustment resulting from the restatement to be equal to approximately $2,343,000, which amount should have been recorded as an increase in non-cash share-based compensation expense within the Company’s operating expenses in the nine months ended June 30, 2007. Previously, in the Form 10-Q, the Company reported non-cash share-based compensation income of $287,000 for the nine months ended June 30, 2007. As a result, after applying the necessary cumulative adjustment referenced above, the Company’s non-cash share-based compensation expense for the nine months ended June 30, 2007 is equal to approximately$2,056,000.
This restatement did not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements for the fiscal quarter ended and nine months ended June 30, 2007. Instead, the resulting increase in non-cash share-based compensation expense results in an increase of $2,343,000 in the Company’s net loss for the nine months ended June 30, 2007. In addition, because the amount of increase in non-cash share-based compensation expense had an effect of increasing both the Company’s accumulated deficit and common stock, there was no net effect on the Company’s condensed consolidated balance sheet at June 30, 2007. Further, the restatement has no impact on the Company’s operating results for any periods prior to the fiscal quarter ended March 31, 2007.
There is no difference between the gross adjustment to non-cash share-based compensation described herein and the net effect after taxes as the Company has a history of net losses and a valuation allowance has been recorded to offset the net deferred tax assets at June 30, 2007.

CONDENSED CONSOLIDATED BALANCE SHEET ADJUSTMENTS
The following is a summary of the adjustments to our previously issued condensed consolidated balance sheet as of June 30, 2007 (unaudited).

	June 30, 2007
	(as previously
	reported)	(adjustments)	(as restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,538,570	$—	$7,538,570
Short-term investments in securities	1,982,957	—	1,982,957
Receivables, net	3,356,157	—	3,356,157
Inventories	2,561,555	—	2,561,555
Prepaid expenses	684,905	—	684,905

Total current assets	16,124,144	—	16,124,144

Investments in securities	246,050	—	246,050
Restricted investments in securities	1,156,597	—	1,156,597
Property and equipment, net	2,001,140	—	2,001,140
Other intangible assets, net	8,826,362	—	8,826,362
Goodwill	22,042,439	—	22,042,439
Other assets	426,191	—	426,191

TOTAL ASSETS	$50,822,923	$—	$50,822,923

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,222,746	$—	$1,222,746
Accrued expenses	12,378,411	—	12,378,411
Deferred revenue	4,357,655	—	4,357,655
Notes payable	324,410	—	324,410
Other current liabilities	607,333	—	607,333

Total current liabilities	18,890,555	—	18,890,555

Other non-current liabilities	1,376,700	—	1,376,700
Deferred revenues, net of current portion	13,720,637	—	13,720,637
Notes payable, net of current portion	22,559,986	—	22,559,986

Total liabilities	56,547,878	—	56,547,878

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—	—
Common stock	242,535,904	2,342,852	244,878,756
Accumulated deficit	(248,240,696)	(2,342,852)	(250,583,548)
Accumulated other comprehensive loss	(20,163)	—	(20,163)

Total shareholders’ deficit	(5,724,955)	—	(5,724,955)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,822,923	$—	$50,822,923

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS
The following is a summary of the adjustments to our previously issued condensed consolidated statements of operations for the nine months ended June 30, 2007 (unaudited).

	Nine Months ended June 30, 2007
	(as previously
	reported)	(adjustments)	(as restated)

REVENUES FROM PRODUCT SALES
Net revenues	$15,038,523	$—	$15,038,523
Cost of revenues	4,190,975	—	4,190,975

Product gross margin	10,847,548	—	10,847,548

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues from non-government research services	2,372,384	—	2,372,384
Cost of non-government research services	(2,973,715)	—	(2,973,715)
Revenues from government research grant services	475,474	—	475,474
Cost of government research grant services	(666,166)	—	(666,166)
Revenues from license agreements	1,556,827	—	1,556,827
Revenue from royalties and royalty rights	1,955,804	—	1,955,804

Research services and other gross margin	2,720,608	—	2,720,608

Total gross margin	13,568,156	—	13,568,156

OPERATING EXPENSES
Research and development	16,057,310	411,568	16,468,878
Selling, general and administrative	29,223,620	1,931,284	31,154,904

Loss from Operations	(31,712,774)	(2,342,852)	(34,055,626)

OTHER INCOME (EXPENSES)
Interest expense	(1,334,399)	—	(1,334,399)
Interest income	425,254	—	425,254
Other	1,968,004	—	1,968,004

Loss before income taxes	(30,653,915)	(2,342,852)	(32,996,767)

Provision for income taxes	(21,501)	—	(21,501)

NET LOSS	$(30,675,416)	$(2,342,852)	$(33,018,268)

BASIC AND DILUTED NET LOSS PER SHARE:	$(0.86)	$(0.07)	$(0.93)

Weighted average shares outstanding	35,546,976	—	35,546,976

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ADJUSTMENTS
The following is a summary of the adjustments to our previously issued condensed consolidated statements of cash flows for the nine months ended June 30, 2007 (unaudited).

	Nine Months Ended June 30, 2007
	(as previously
	reported)	(adjustments)	(as restated)

OPERATING ACTIVITIES
Net loss	$(30,675,416)	$(2,342,852)	$(33,018,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,719,632	—	4,719,632
Amortization of debt discount	182,999	—	182,999
Share-based compensation expense (income)	(287,227)	2,342,852	2,055,625
(Gain) on disposal of assets	(229,829)	—	(229,829)
Change in operating assets and liabilities:
Receivables	2,949	—	2,949
Inventories	621,072	—	621,072
Prepaid expenses and other assets	1,088,323	—	1,088,323
Accounts payable	(9,622,311)	—	(9,622,311)
Accrued expenses and other liabilities	1,148,493	—	1,148,493
Assumed liabilities, net of non-cash adjustments to purchase price	87,660	—	87,660
Deferred revenues	(5,231,033)	—	(5,231,033)

Net cash used in operating activities	(38,194,688)	—	(38,194,688)

INVESTING ACTIVITIES
Investments in securities	(351,404)	—	(351,404)
Proceeds from sales and maturities of investments in securities	16,900,000	—	16,900,000
Proceeds from the sale of property and equipment	457,420	—	457,420
Purchases of property and equipment	(130,760)	—	(130,760)

Net cash provided by investing activities	16,875,256	—	16,875,256

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	30,829,882	—	30,829,882
Payments on notes and capital lease obligations	(6,870,094)	—	(6,870,094)

Net cash provided by financing activities	23,959,788	—	23,959,788

Net increase in cash and cash equivalents	2,640,356	—	2,640,356
Cash and cash equivalents at beginning of period	4,898,214	—	4,898,214

Cash and cash equivalents at end of period	$7,538,570	$—	$7,538,570

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
On August 3, 2007, the Company sold its rights to the FazaClo product and the Company’s related assets and operations. The sale was made pursuant to an agreement entered into with Azur Pharma, Inc. (“Azur”) in July 2007. In connection with the sale, the Company transferred certain assets and liabilities related to FazaClo to Azur. In the fourth quarter of fiscal 2007, the Company expects to record a net gain on the sale of FazaClo (see Note 4).
3. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Since our inception in August 1988, the Company has reported cumulative net losses of approximately $251 million (as restated) and recurring negative cash flows from operations. In July 2007, we signed an agreement to sell the Fazaclo business in August which generated approximately $31 million in available cash after fees and loan repayments. In order to maintain sufficient cash and investments to fund long term future operations, we may seek to raise additional capital through various financing alternatives. The minimum balance of securities available for sale under our existing shelf registration was approximately $28.5 million as of June 30, 2007. We believe that the net proceeds from the sale of FazaClo, plus our cash, cash equivalents and unrestricted investments in securities of approximately $9.8 million at June 30, 2007 will be sufficient to sustain our planned level of operations through the end of the next fiscal year, excluding any costs associated with the development of Zenvia for diabetic peripheral neuropathic pain. However, the Company cannot provide absolute assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from licensed technologies or are unable to raise sufficient capital, management believes that planned expenditures could be curtailed in order to continue operations for the next 12 months.
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
Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures rates differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to share-based compensation considering recent actual data following the implementation of various restructuring initiatives earlier that year. Forfeiture rates for the nine-month periods ended June 30, 2007 and 2006 were estimated to be approximately 30% and 8%, respectively, for both officers and directors, and 30% and 13%, respectively, for other employees based on our historical experience. Future estimates, may differ substantially from the Company’s current estimates.
Share-based compensation expense under FAS 123R was $538,000 and $757,000 in the three-month periods ended June 30, 2007 and 2006, respectively. Share-based compensation expense under FAS123R, excluding the second quarter 2007 cumulative adjustment for the change in estimated forfeitures, was $2.3 million and $2.0 million for the nine-month periods ended June 30, 2007 (as restated) and 2006, respectively. The change in estimated forfeiture rates in the second quarter 2007 had the effect of decreasing operating expenses by $245,000, and decreased the diluted loss per share by $0.01, for the nine-months ended June 30, 2007 (as restated).

Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three-month periods ended June 30, 2007 and 2006 and the nine-month periods ended June 30, 2007 and 2006 was comprised of the following:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
			(as restated)
Share-based compensation expense from:
Stock options	$302,505	$397,222	$960,407	$1,044,276
Restricted stock awards	35,430	302,403	425,190	845,877
Restricted stock units	199,708	57,775	670,028	86,980

Total	$537,643	$757,400	$2,055,625	$1,977,133

Loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.07)

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

	For the	For the
	three months ended	nine months ended
	June 30,2006	June 30, 2006

Pro forma net revenues(1)	$2,551,218	$15,294,299
Pro forma net loss(2)	$(12,651,297)	$(45,681,343)
Pro forma loss per basic and diluted share	$(0.40)	$(1.51)
Shares used for basic and diluted computation	31,419,394	30,352,690

(1)	In accordance with the provisions of EITF 01-3, we will not recognize deferred revenues recorded as of the acquisition date, resulting in lower net revenues in the periods following the merger than Alamo would likely have achieved as a separate company.

(2)	Pro forma net loss for the periods presented includes the amortization of identifiable intangible assets, interest expense associated with the notes payable issued as part of the purchase price, elimination of interest expense associated with Alamo’s historical debt that was not assumed by us in the acquisition, reduction of interest income by an amount determined by applying the average rate of return for the respective periods to the decrease in our cash balance of $4.0 million used to fund the acquisition, and amortization of discount associated with the notes payable. The charge of $1.3 million for purchased IPR&D is not included in the pro forma results of operations because it reflects a one-time charge directly related to the acquisition and does not have a continuing impact on our future operations.

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
6. INVENTORIES
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

7. ACCRUED EXPENSES
Accrued expenses and other liabilities at June 30, 2007 and September 30, 2006 are as follows:

	June 30, 2007	September 30, 2006

Accrued compensation and payroll taxes	$2,570,821	$3,125,862
Accrued returns, rebates and other discounts	2,692,486	2,371,703
Accrued research and development expenses	3,960,371	3,947,191
Accrued sales and marketing expenses	1,171,836	2,354,344
Deferred rent	664,399	680,730
Other	1,318,498	503,671

Total	$12,378,411	$12,983,501

8. DEFERRED REVENUES
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

See Note 4 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.
9. NET PRODUCT REVENUES
We recognized net revenues on FazaClo product sales of $4.9 million in the third quarter ended June 30, 2007 and $3.8 million in the second quarter ended March 31, 2007. Revenues recognized for the first quarter include wholesale shipments deferred as of September 30, 2006. FazaClo net product revenues for the three and nine months ended June 30, 2007 are as follows:

	For the three	For the nine months
	months ended	ended
	June 30, 2007	June 30, 2007

Gross product revenues	$6,545,786	$20,802,601
Less product sales allowances :
Prompt payment discount	(56,635)	(341,771)
Medicaid and managed care rebates	(811,678)	(2,775,494)
Chargebacks and other fees	(738,765)	(2,646,813)

Net product revenues	$4,938,708	$15,038,523

See Note 4 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.

10. COMPUTATION OF NET LOSS PER COMMON SHARE
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
11. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	For the three months		For the nine months
	ended June 30,		Ended June 30,
	2007	2006	2007	2006
			(as restated)
Net loss	$(9,150,379)	$(17,619,218)	$(33,018,268)	$(40,375,674)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	3,042	59,829	82,341	(131,502)

Total comprehensive loss	$(9,147,337)	$(17,559,389)	$(32,935,927)	$(40,507,176)

12. SHAREHOLDERS’ EQUITY
In November 2006, we sold and issued 5,263,158 shares of our Class A common stock for aggregate gross offering proceeds of $15.0 million ($14.4 million after expenses). In connection with this offering, we issued warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants became exercisable beginning in May 2007 and all unexercised warrants expire in November 2007. The warrants may be exercised on a net basis in certain circumstances, but in no event is the Company obligated to settle the warrants in cash. During the nine month period ended June 30, 2007 we sold 6,125,632 shares of our Class A common stock under our financing facility with Brinson Patrick Securities Corporation, raising net offering proceeds of $16.2 million. These offerings were made pursuant to our shelf registration statement on Form S-3 filed on July 22, 2005. Approximately $6.1 million of the net proceeds from these offerings were used to partially repay the outstanding principal balance of a note payable issued in the Alamo acquisition, with such repayment being made in accordance with the terms of the note.
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
13. EMPLOYEE EQUITY INCENTIVE PLANS
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
Summaries of stock options outstanding and changes during the nine-month period ended June 30, 2007 are presented below.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
		price per	term	intrinsic
	Number of shares	share	(in years)	value
Outstanding, October 1, 2006	1,587,070	$10.07	7.2	$817,000
Granted	369,380	$5.14
Exercised	(67,758)	$4.33
Forfeited	(869,023)	$10.16
Expired	(8,125)	$7.89

Outstanding, June 30, 2007	1,011,544	$8.59	8.3	$169,656

Vested and expected to vest in the future, June 30, 2007	763,365	$9.34	0.6	$68,169

Exercisable, June 30, 2007	341,118	$10.40	6.6	$—
The weighted average grant-date fair values of options granted during the nine-month periods ended June 30, 2007 and 2006 were $2.14 and $7.42 per share, respectively. The total intrinsic value of options exercised during the nine-month periods ended June 30, 2007 and 2006 was $271,141 and $4.6 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2007 (as restated), the total unrecognized compensation cost related to unvested options was $2,671,291 which is expected to be recognized over the weighted-average period of 2.9 years, based on the vesting schedules.
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
Assumptions used in the Black-Scholes model for options granted during the nine-month periods ended June 30, 2007 and 2006 were as follows:

	2007	2006
Expected volatility	75%-103%	77.5% - 80.4%
Weighted-average volatility	88%	78.6%
Average expected term in years	6.0	4.5
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.7%	4.5%
Expected dividend yield	0%	0%

The following table summarizes information concerning outstanding and exercisable Class A stock options as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.20 -$4.64	228,931	8.9	$2.09	38,471	$4.19
$5.12 -$6.92	168,054	7.8	$6.34	42,679	$6.07
$7.12 -$9.92	120,440	8.4	$8.69	42,855	$8.92
$10.10 - $10.70	146,250	8.8	$10.68	42,189	$10.65
$11.08 - $11.76	184,572	8.0	$11.71	94,050	$11.70
$12.12 - $13.84	90,022	7.5	$13.18	50,567	$13.17
$14.28 - $19.38	73,275	7.7	$16.24	30,307	$17.45

	1,011,544	8.3	$8.59	341,118	$10.40

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

The grant-date fair value of RSUs granted during the nine-month periods ended June 30, 2007 and 2006 was $4,031,886 and $800,000, respectively. During the nine-month period ended June 30, 2006, 51,480 RSUs were granted. As of June 30, 2007 (as restated), the total unrecognized compensation cost related to unvested shares was $3,532,928 which is expected to be recognized over a weighted-average period of 2.5 years, based on the vesting schedules.
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

The grant-date fair value of restricted stock awards granted in the nine month periods ended June 30, 2007 and 2006 was $110,025 and $640,000, respectively. As of June 30, 2007 (as restated), the total unrecognized compensation cost related to unvested shares was $339,234 which is expected to be recognized over a weighted-average period of 1.0 year.
During the nine month periods ended June 30, 2007 and 2006, we received a total of $293,510 and $3.3 million, respectively, in cash from exercised options and restricted stock awards under all share-based payment arrangements. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the nine month periods ended June 30, 2007 and 2006.

14. COMMITMENTS AND CONTINGENCIES
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
Eurand Agreement for Zenvia - — In August 2006, we entered into a development and license agreement with Eurand, Inc. (“Eurand”), under which Eurand will provide R&D services using Eurand’s proprietary technology to develop a once-a-day controlled release capsule, a new formulation, of Zenvia for the treatment of IEED/PBA. Under this agreement, we will be required to make payments of up to $7.6 million, contingent upon achievement of certain development milestones, and up to $14.0 million, contingent upon achievement of certain sales targets. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Payment target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country by country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In November 2006, we notified Eurand to suspend activity on this project until further notice. The Company may terminate the agreement upon 30 days notice in the event the company receives a response from the FDA that is something other than an unconditional approval. Upon expiration of the agreement the Company shall own a fully-paid irrevocable license to the licensed Eurand technology.
CIMA Agreement for FazaClo — In connection with the Alamo acquisition, we acquired a development, license and supply agreement with CIMA Labs Inc. (“CIMA”), which holds intellectual property rights related to certain aspects of the development and production of FazaClo. The CIMA agreement extends through the life of the longest FazaClo patent. Currently the patent that relates to the OraSolv formulation expires in 2010 and the patent that relates to PakSolv expires in 2018. In the third fiscal quarter of 2007 we achieved approval of the DuraSolv formulation, thereby extending the patent life to 2019. The agreement terminates for insolvency by either party, with 60-day notice if certain terms of the agreement are not met, with 60-days notice if we fail to pay royalties, and CIMA can terminate region-by-region if Alamo/Avanir does not commercialize in other regions. See Note 4 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.
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
16. SUBSEQUENT EVENTS
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
See Note 4 for a discussion regarding the August 2007 sale of FazaClo to Azur Pharma.

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
Based on our current capital resources and focus on obtaining approval of Zenvia, we have also structured the ongoing development of our XENEREX technology so that direct development costs do not exceed funding levels from research grants or development partners. In May 2007, we received a one-year extension of our grant from the National Institutes of Health to fund further pre-clinical development of XENEREX for anthrax and we expect to continue development to the extent funded under this grant. Our other development programs, which include our selective cytokine inhibitor, have been placed on hold.
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
A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2006 in the “Critical Accounting Policies and Estimates” section and in Note 2 of the Notes to our condensed consolidated financial statements included herein.
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
Cost of Revenues
Cost of product revenues was $1.5 million or 31% of net product revenues for the three months ended June 30, 2007. Costs consist primarily of product manufacturing costs of $573,505 or 12% of net product revenues, royalties to CIMA of $714,180 or 14% of net product revenues and amortization of acquired FazaClo product rights of $257,140 or 5% of net product revenue. The CIMA royalties totaling $714,180 include a $450,000 settlement, or 9% of net product revenues, resulting from a royalty audit conducted by CIMA.
Cost of licenses, research services and grants declined to $1.4 million or 64% of revenues compared with $1.5 million or 65% of revenues for the three-month period ended June 30, 2006. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Three Months ended
	June 30
	2007	2006	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,906,024	$8,426,870	$(4,520,846)	-54%
Selling, general and administrative	10,647,281	10,105,474	541,807	5%

Total Operating Expenses	$14,553,305	$18,532,344	$(3,979,039)	-21%

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
Total compensation expense for our share-based payments in the three month period ended June 30, 2007 and the same period in 2006 was $538,000 and $757,000, respectively. Selling, general and administrative expense in the three-month period ended June 30, 2007 and 2006 include share-based compensation expense of $419,000 and $597,000, respectively. Research and development expense in the three-month period ended June 30, 2007 and 2006 include share-based compensation expense of $119,000 and $160,000, respectively. As of June 30, 2007 (as restated), $6.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.6 years. See Note 3, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
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

	Nine Months ended
	June 30
	2007	2006	$ Change	% Change
	(as restated)
OPERATING EXPENSES
Research and development	$16,468,878	$21,788,150	$(5,319,272)	-24%
Selling, general and administrative	31,154,904	23,366,332	7,788,572	33%

Total Operating Expenses	$47,623,782	$45,154,482	$2,469,300	5%

Research and Development Expenses
R&D expenses decreased $5.3 million or 24% for the nine-month period ended June 30, 2007 (as restated) compared to the nine-month period ended June 30, 2006. The decrease is primarily due to decreased costs incurred for the AVP-13358 Allergy study and decreased costs incurred for Zenvia product research and development offset by increased costs for the FazaClo patient registry. In addition. an adjustment to the forfeiture rate used in the calculation of share- based compensation expense resulted in a decrease in non-cash expense of $94,000.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.8 million, or 33% for the nine-month period ended June 30, 2007 (as restated), compared to the nine-month period ended June 30, 2006. The increase is primarily attributed to expenditures resulting from the Alamo acquisition such as headcount increases, the Company’s re-launch of FazaClo and amortization of the Alamo acquisition. In addition, expenses were incurred in the current year relating to headcount increases and external marketing costs associated with the anticipated Zenvia product launch of which commercialization has since been delayed. The increase was offset by an adjustment in non-cash expenses of $151,000 resulting from an adjustment in the forfeiture rate used in the calculation of share-based compensation expense.
We expect that selling, general and administrative expenses will decrease starting in the quarter ending September 30, 2007 as a result of our sale of FazaClo and the related reduction in headcount.
Share-Based Compensation
Total compensation expense for our share-based payments in the nine-month period ended June 30, 2007 (as restated) and the same period in 2006 was $2.1 million and $2.0 million, respectively. Selling, general and administrative expense in the nine-month period ended June 30, 2007 (as restated) and 2006 include share-based compensation expense of $1.7 million and $1.6 million, respectively. Research and development expense in the nine-month period ended June 30, 2007 (as restated) and 2006 include share-based compensation expense of $337,000 and $423,000, respectively. As of June 30, 2007 (as restated), $6.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.6 years. See Note 3, “Nature of Business and Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
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
Net Loss
Net loss was $33.0 million, or $0.93 per share, for the nine-month period ended June 30, 2007 (as restated), compared to a net loss of $40.4 million, or $1.33 per share for the nine-month period ended June 30, 2006. A slightly lower net loss and significantly higher weighted average number of shares outstanding accounted for the lower loss per share. The cumulative adjustment of our estimated forfeiture rates decreased the net loss for the nine-month period ended June 30, 2007 (as restated) by $245,000 and reduced the diluted net loss per share by $0.01.
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
As previously discussed in Note 4 to the condensed consolidated financial statements, on August 3, 2007, the Company sold the FazaClo product line to Azur Pharma. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo Pharmaceuticals upon the achievement of certain milestones were assumed by Azur Pharma.
CIMA Royalty payments. In connection with the Alamo acquisition, we acquired a development, license and supply agreement with CIMA Labs Inc. (“CIMA”), which holds intellectual property rights related to certain aspects of the development and production of FazaClo (the “FazaClo Supply Agreement”). The FazaClo Supply Agreement grants, through our Alamo subsidiary, an exclusive license to us to market, distribute and sell FazaClo. The FazaClo Supply Agreement provides royalty rates of 5% to 6%, based on annual net sales and minimum annual royalty targets set forth in the agreement. The FazaClo Supply Agreement extends through the life of the longest patent which is currently the DuraSolv patent expiring in 2019. Minimum future annual royalty payments under the CIMA agreement, which was assigned to Azur Pharma in connection with the August 2007 sale of FazaClo, are as follows:

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ended June 30, 2007, originally filed on August 9, 2007, an evaluation was performed under the supervision of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our CEO and CFO concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report. Subsequently, the Company determined that it was necessary to restate the Company’s condensed consolidated financial statements for the nine months ended June 30, 2007 and that the condensed consolidated financial statements for those periods should no longer be relied upon.
          These restatements have no impact on the Company’s previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the Company’s condensed consolidated financial statements for the three and nine months ended June 30, 2007.
          In connection with the restatement, for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of a material weakness in internal controls over financial reporting.
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
          In addition, the Company’s evaluation of share-based compensation expense uncovered a data input error when the forfeiture rate was adjusted to 30%. This data input error, combined with the software version issue discussed above, resulted in a material understatement of share-based compensation expense for the nine months ended as of June 30, 2007.
          The error had no impact on the Company’s previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the Company’s condensed consolidated financial statements as of June 30, 2007 and for the nine months ended June 30, 2007.
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
We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $251 million as of June 30, 2007 (as restated), and we expect to continue to incur substantial operating losses for the foreseeable future. As of June 30, 2007, we had approximately $10.9 million in cash, cash equivalents, investments in securities and restricted cash and we will not generate any further revenues or positive cash flows from FazaClo following its sale in August 2007.
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

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	December 20, 2007

/s/ Martin J. Sturgeon Martin J. Sturgeon	Vice President, Interim Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2007