Form 10-Q
period 2008-03-31
AVANIR PHARMACEUTICALS
filed 2008-05-14
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to __.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 9, 2008, the registrant had 69,453,353 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,416,363	$30,487,962
Short-term investments in marketable securities	—	1,747,761
Receivables, net	815,632	988,450
Inventories	17,000	17,000
Prepaid expenses	926,383	1,479,992
Other current assets	237,752	—
Current portion of restricted investments in marketable securities	388,122	688,122

Total current assets	25,801,252	35,409,287
Investments in marketable securities	—	249,078
Restricted investments in marketable securities, net of current portion	468,475	468,475
Property and equipment, net	1,002,645	1,215,666
Intangible assets, net	21,005	41,048
Long-term inventories	1,316,277	1,337,991
Other assets	355,527	374,348

TOTAL ASSETS	$28,965,181	$39,095,893

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,208,509	$307,700
Accrued expenses and other liabilities	2,001,355	2,050,864
Accrued compensation and payroll taxes	772,378	1,191,677
Current portion of deferred revenues	2,566,400	2,267,594
Current portion of notes payable	99,569	254,676
Current liabilities of discontinued operations	867,969	—

Total current liabilities	7,516,180	6,072,511
Accrued expenses and other liabilities, net of current portion	1,016,270	1,170,396
Deferred revenues, net of current portion	11,484,804	13,052,836
Notes payable, net of current portion	11,806,920	11,769,916

Total liabilities	31,824,174	32,065,659

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2008 and September 30, 2007	—	—
Common stock — no par value, 200,000,000 shares authorized; 43,204,802 and 43,117,358 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively	246,478,232	245,531,712
Accumulated deficit	(249,337,752)	(238,498,733)
Accumulated other comprehensive income (loss)	527	(2,745)

Total shareholders’ equity (deficit)	(2,858,993)	7,030,234

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$28,965,181	$39,095,893

     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
REVENUES FROM PRODUCT SALES
Net revenues	$90,270	$—	$126,270	$—
Cost of revenues	15,510	—	21,714	—

Product gross margin	74,760	—	104,556	—

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues from research and development services	—	920,448	—	2,190,692
Revenues from government research grant services	311,758	266,728	479,404	353,076
Revenues from license agreements	56,643	56,019	113,907	113,284
Revenue from royalties and royalty rights	571,825	779,673	2,409,678	1,502,713

Revenues from research services and other	940,226	2,022,868	3,002,989	4,159,765
Cost of research and development services	(26,817)	(607,164)	(76,807)	(1,771,239)
Cost of government research grant services	(431,948)	(369,261)	(557,534)	(464,988)

Research services and other gross margin	481,461	1,046,443	2,368,648	1,923,538

Total gross margin	556,221	1,046,443	2,473,204	1,923,538

OPERATING EXPENSES
Research and development	3,524,665	5,967,739	6,950,925	11,164,992
Selling, general and administrative	2,418,894	2,157,245	5,547,013	11,415,839

Total operating expenses	5,943,559	8,124,984	12,497,938	22,580,831

Loss from operations	(5,387,338)	(7,078,541)	(10,024,734)	(20,657,293)

OTHER INCOME (EXPENSES)
Interest income	283,224	144,862	710,386	336,338
Interest expense	(191,214)	(134,598)	(425,215)	(552,693)
Other	1,889	161,246	1,185	195,323

Loss from continuing operations before provision for income taxes	(5,293,439)	(6,907,031)	(9,738,378)	(20,678,325)

Provision for income taxes	15,159	13,404	15,159	13,404

Loss before discontinued operations	(5,308,598)	(6,920,435)	(9,753,537)	(20,691,729)

Loss from discontinued operations	(11,787)	(3,329,927)	(1,085,482)	(3,176,160)

Net loss	$(5,320,385)	$(10,250,362)	$(10,839,019)	$(23,867,889)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.12)	$(0.18)	$(0.23)	$(0.56)
Loss from discontinued operations	—	(0.08)	(0.02)	(0.09)

Net loss per share	$(0.12)	$(0.26)	$(0.25)	$(0.65)

Basic and diluted weighted average number of common shares outstanding	43,173,143	39,047,597	43,139,573	36,797,202

     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:

Net loss	$(10,839,019)	$(23,867,889)
Loss from discontinued operations	1,085,482	3,176,160
Adjustments to reconcile loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	234,317	1,294,692
Share-based compensation expense	906,751	1,336,894
Amortization of debt discount	69,833	122,000
Loss on disposal of assets	638	—
Changes in operating assets and liabilities (net of effects of acquisition/disposition of FazaClo):
Receivables	172,818	55,978
Inventories	21,714	2,628,748
Prepaid and other assets	341,691	295,384
Accounts payable	900,809	(8,815,296)
Accrued expenses and other liabilities	(203,631)	(82,832)
Accrued compensation and payroll taxes	(419,299)	(1,598,218)
Deferred revenue	(1,269,226)	(1,214,790)

Net cash used in operating activities of continuing operations	(8,997,122)	(26,669,169)
Net cash used in operating activities of discontinued operations	(203,608)	(6,646,984)

Net cash used in operating activities	(9,200,730)	(33,316,153)

INVESTING ACTIVITIES:
Investments in securities	—	(350,922)
Proceeds from sales and maturities of investments in securities	2,300,107	16,900,000
Purchase of property and equipment	(13,804)	(96,312)
Proceeds from sales of fixed assets	4,900	—

Net cash provided by investing activities	2,291,203	16,452,766

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net of commissions and offering costs	42,956	22,096,389
Tax withholding payments reimbursed by restricted stock	(17,092)	—
Payments on notes and capital lease obligations	(187,936)	(4,735,729)

Net cash (used in) provided by financing activities of continuing operations	(162,072)	17,360,660
Net cash used in financing activities of discontinued operations	—	(108,688)

Net cash (used in) provided by financing activities	(162,072)	17,251,972

Net (decrease) increase in cash and cash equivalents	(7,071,599)	388,585
Cash and cash equivalents at beginning of period	30,487,962	4,898,214

Cash and cash equivalents at end of period	$23,416,363	$5,286,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$355,242	$795,973
Income taxes paid	$15,159	$13,404
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase price adjustment of assumed liabilities	$—	$4,067,889
Issuance of note payable	$—	$2,000,000
Accrued liabilities of discontinued operations in connection with Net Working Capital Adjustment	$867,969	$—
     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Avanir Pharmaceuticals is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets that include the central nervous system, inflammatory diseases and infectious diseases. Our lead product candidate, ZenviaTM (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of pseudobulbar affect (“PBA”) and diabetic peripheral neuropathic pain (“DPN pain”). Our first commercialized product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. Our inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. Our infectious disease program has historically been focused primarily on anthrax antibodies. In March 2008, we entered into an Asset Sale and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use the Company’s proprietary Xenerex technology (see Note 14).
Our operations are subject to certain risks and uncertainties frequently encountered by companies in similar stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. Our ability to generate revenues in the future will depend principally on 1) license arrangements, 2) the timing and success of reaching development milestones, 3) obtaining regulatory approvals and 4) ultimately attaining market acceptance of Zenvia (formerly referred to as Neurodex™) for the treatment of PBA, assuming the FDA approves our new drug application. Our operating expenses depend substantially on the level of expenditures for clinical development activities for Zenvia for the treatment of PBA and DPN pain, and program funding for Xenerex authorized by our research grant and the rate of progress being made on such programs.

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
The Company adopted the provisions of FIN No. 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3.0 million. As a result of the implementation of FIN No. 48, the Company recognized a $2.6 million decrease in deferred tax assets and a corresponding decrease in the valuation allowance. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at September 30, 2007 and at March 31, 2008, and has recognized $0 in interest and/or penalties in the condensed consolidated statements of operations for the three and six months ended March 31, 2008.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1992 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
Revenue Recognition
The Company has historically generated revenues from product sales, collaborative research and development arrangements, and other commercial arrangements such as, royalties, the sale of royalty rights and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the sale of rights to future royalties.
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
Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. We recognize royalty revenue in the period in which the threshold is exceeded.

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
Capitalization and Valuation of Long-Lived and Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company had no goodwill as of March 31, 2008 as a result of the sale of FazaClo. (See Note 3 “Acquisition of Alamo Pharmaceuticals, Inc. / Sale of FazaClo”). There was no impairment of goodwill for the six month period ended March 31, 2007.
Intangible assets with finite useful lives are amortized over their respective useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”.) The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method will be used. Identifiable intangible assets acquired with the May 2006 purchase of Alamo represent expected benefits of the FazaClo product rights, customer relationships, trade name and non-compete agreement. These acquired intangible assets were disposed of in fiscal 2007 with the sale of FazaClo to Azur. As of March 31, 2008, intangible assets with indefinite useful lives are comprised of trade names which are not amortized.
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
Share-Based Compensation
The Company accounts for awards of share-based compensation to employees under the fair value method required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). The fair value of each award of share-based compensation is measured at the date of grant. Share-based compensation awards generally vest over time, subject to continued service to the Company and/or the satisfaction of certain performance conditions. The Company recognizes the estimated fair value of employee stock options over the service period using the straight-line method.
Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data following the implementation of various restructuring initiatives earlier that year. Pre-vesting forfeiture rates for the six month periods ended March 31, 2008 and 2007 were estimated to be 30% for all employees, officers and directors. Such estimates have been based on our historical experience. Future estimates and actual results may differ substantially from the Company’s current estimates.
Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three and six month periods ended March 31, 2008 and 2007 was classified as cost of research, selling general and administrative expenses and research and development expenses and was comprised of the following:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2008	2007	2008	2007
From Continuing Operations:
Selling, general and administrative expense	$283,630	$420,101	$572,994	$1,128,706
Research and development expense	187,468	85,381	333,757	208,188

Share-based compensation expense related to continuing operations	471,098	505,482	906,751	1,336,894
From Discontinued Operations:	5,649	167,982	13,905	181,087

Total	$476,747	$673,464	$920,656	$1,517,981

	For the three months ended		For the six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Share-based compensation expense from:
Stock options	$147,052	$243,053	$361,176	$657,901
Restricted stock units	225,142	218,194	442,812	634,598
Restricted stock awards	104,553	212,217	116,668	225,482

Total	$476,747	$673,464	$920,656	$1,517,981

Since we have a net operating loss carryforward as of March 31, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six month periods ended March 31, 2008 and 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. (See Note 11 “Employee Equity Incentive Plans.”)

Recently Issued Accounting Pronouncements
Financial Accounting Standards No. 161 (“FAS 161”). In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FAS 133". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Therefore, we will be required to adopt FAS 161 for the fiscal year beginning October 1, 2009.
Financial Accounting Standards No. 160 (“FAS 160”). In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financials, an Amendment of ARB No. 51", which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, we will be required to adopt FAS 160 for the fiscal year beginning October 1, 2009. The Company is evaluating the options provided under FAS 160 and their potential impact on its financial condition and results of operations if implemented. We do not expect the adoption of FAS 160 to significantly affect our consolidated financial condition or results of operations.
Financial Accounting Standards No. 141(R) (“FAS 141R”). In December 2007, the FASB issued FAS 141R, "Business Combinations: Applying the Acquisition Method", which retains the fundamental requirements of FAS 141 but provides additional guidance on applying the acquisition method when accounting for similar economic events by establishing certain principles and requirements. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. Therefore, we will be required to adopt FAS 141R for the fiscal year beginning October 1, 2009. The Company is evaluating the options provided under FAS 141R and their potential impact on its financial condition and results of operations when implemented. We do not expect the adoption of FAS 141R to significantly affect our consolidated financial condition or results of operations.
EITF Issue No. 07-1. In November 2007, the FASB’s Emerging Issues Task Force issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”) which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. Therefore, we will be required to adopt EITF 07-1 for the fiscal year beginning October 1, 2009. The Company is continuing to evaluate the impact of adopting the provisions of EITF 07-1; however, it does not anticipate that adoption will have a material effect on our consolidated financial condition or results of operations.
EITF Issue No. 07-3. In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company’s adoption of EITF 07-3 did not have a material impact on our consolidated financial condition or results of operations.
Financial Accounting Standards No. 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement 115", which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we will be required to adopt FAS 159 for the fiscal year beginning October 1, 2008. The Company is evaluating the options provided under FAS 159 and their potential impact on its financial condition and results of operations if implemented. We do not expect the adoption of FAS 159 to significantly affect our consolidated financial condition or results of operations.
Financial Accounting Standards No. 157 (“FAS 157”). In September 2006, the FASB issued FAS 157, "Fair Value Measurements.” FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore, we will be required to adopt FAS 157 for the fiscal year beginning October 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b- Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the effect of FAS 157 on our financial statements.

3. ACQUISITION OF ALAMO PHARMACEUTICALS, INC. / SALE OF FAZACLO
On May 24, 2006, pursuant to a Unit Purchase Agreement dated May 22, 2006 (the “Acquisition Agreement”), we acquired all of the outstanding equity interests in Alamo from the former members of Alamo (the “Selling Holders”) for approximately $29.2 million in consideration, consisting of approximately $4.0 million in cash, promissory notes with an aggregate face value of $25.1 million and an estimated fair value of $24.3 million, and $912,000 in acquisition-related transaction costs. The purchase price exceeded the net assets acquired, resulting in our recording $22.1 million of goodwill. The results of operations of Alamo were included in our consolidated financial statements from the date of acquisition until our sale of the Alamo assets in fiscal 2007, at which time the Alamo-related results of operations for all periods presented were reclassified as discontinued operations. The Company intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia, which was planned for early 2007; however, due to the receipt of the FDA approvable letter and resulting delay in the planned launch of Zenvia, we entered into an agreement to sell FazaClo in July 2007. Details of the sale of FazaClo are described below.
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
We also agreed to apply a portion of any future net equity offering proceeds to repay the promissory notes and through March 31, 2008, we have paid approximately $6.1 million of the principal amounts due under the notes. In August 2007, we paid an additional $11.0 million of outstanding principal under these notes and amended our agreement with the Selling Holders to partially suspend the early payment obligations remaining under the promissory notes.
In the first quarter of fiscal 2007, we recognized a reduction of $3.1 million to the purchase price of Alamo as a result of a reduction in the estimated amount of certain assumed liabilities acquired, and thereby reduced the carrying value of goodwill. Additionally, through the sale of FazaClo in August 2007, the purchase price of Alamo was cumulatively increased by a net of approximately $20,000, as a result of the issuance of additional notes payable in fiscal 2007 totaling $4.0 as additional consideration (see above), less cumulative reductions of $3.98 million to the assumed liabilities.
Sale of FazaClo, Presentation of Discontinued Operations, and Contingency for Working Capital Adjustment
In August 2007, we sold FazaClo and our related assets and operations to Azur. In connection with the sale, we received approximately $43.9 million in upfront consideration and have the right to receive up to an additional $10.0 million in contingent payments in 2009, subject to the satisfaction of certain regulatory conditions. In addition, Azur is obligated to pay up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. Our earn-out obligations that would have been payable to the prior owner of Alamo upon the achievement of certain milestones were assumed by Azur; however, the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur in August 2007.
In accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets", the financial results relating to FazaClo have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
The Asset Purchase Agreement (the “Agreement”) with Azur provides for an adjustment to the sale price of FazaClo in connection with the final determination of the amount of net working capital (as defined in the agreement) included as part of the sale (“Net Working Capital Adjustment”). The Agreement also stipulates that an adjustment to net working capital shall only exist if the final

Net Working Capital Adjustment is greater than $250,000. As of September 30, 2007, based on the knowledge and information that we had at the time, we estimated that the Net Working Capital Adjustment was less than the $250,000 threshold. However, based upon current information, we have estimated the Net Working Capital Adjustment to result in an $868,000 reduction in the sale price. In accordance with FAS 154 “Accounting for Changes and Error Corrections” the Net Working Capital Adjustment is considered a change in estimate and represents new information that was not available as of September 30, 2007. As a result, in the quarter ended December 31, 2007, we accrued a liability for the adjustment and it was reflected in current liabilities of discontinued operations and loss from discontinued operations.
Azur has made claims that the Net Working Capital Adjustment should reduce the sale price by approximately $2.0 million, which is approximately $1.1 million more than the amount that we have accrued. As a result, as provided by the Agreement, we and Azur have engaged the services of a U.S. national accounting firm to serve as an independent arbitrator to resolve this dispute of the Net Working Capital Adjustment. We expect the arbitrator to render a decision in the fourth fiscal quarter of 2008. As of March 31, 2008, $868,000 is reflected in current liabilities of discontinued operations. We believe we have adequately provided for the loss related to the Net Working Capital Adjustment in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies"; however, there can be no assurance as to ultimate settlement of the amount. If the final determination of the Net Working Capital Adjustment exceeds our accrual of $868,000, the amount in excess of $868,000 will be recognized as a loss on discontinued operations in that period.
In addition to the accrued loss on the Net Working Capital Adjustment of $868,000, we recognized an additional $217,000 of other costs related to the operations of FazaClo business during the six months ended March 31, 2008, which, we initially estimated were assumed by Azur.
A summarized statement of operations for the discontinued operations for the three and six months ended March 31, 2007 is as follows:

	For the three	For the six
	months ended	months ended
	March 31, 2007	March 31, 2007
REVENUES FROM PRODUCT SALES
Net revenues	$3,829,111	$10,099,815
Cost of revenues	1,047,604	2,394,788

Product gross margin	2,781,507	7,705,027

OPERATING EXPENSES
Research and development	949,766	1,658,514
Selling, general and administrative	4,980,756	8,856,828

Loss from operations	(3,149,015)	(2,810,315)

OTHER EXPENSE
Interest expense	(180,912)	(365,845)

Loss before provision for income taxes	(3,329,927)	(3,176,160)

Provision for income taxes	—	—

NET LOSS	$(3,329,927)	$(3,176,160)

4. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
In fiscal 2006, we relocated all operations other than research from San Diego, California to Aliso Viejo, California. In fiscal 2007, following the Company’s receipt of a non-renewal and termination notice from AstraZeneca and the successful completion of the development services under our agreement with Novartis, the Board of Directors approved a plan of disposition to exit the Company’s facilities in San Diego. Pursuant to this plan, the Company subleased a total of approximately 48,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Orange County, California.

The following table presents the restructuring activities for the six months ended March 31, 2008:

	September 30,	Payments/	March 31,
	2007	Adjustments	2008

Accrued Restructuring:
Employee severance and relocation benefits	$75,790	$(67,320)	$8,470
Lease restructuring liabilities	2,223,802	(706,545)	1,517,257

Total	2,299,592	$(773,865)	1,525,727

Less: current portion	(1,163,627)		(552,379)

Non-current portion	$1,135,965		$973,348

The current portion of the lease restructuring liability of $544,000 is included in “Accrued Expenses and Other Liabilities” and the non-current portion of lease restructuring liability of $973,000 is included in “Accrued Expenses and Other Liabilities, net of Current Portion” in the accompanying condensed consolidated balance sheet at March 31, 2008.
5. INVENTORIES
The composition of inventories is as follows:

	March 31,	September 30,
	2008	2007

Raw materials	$1,333,277	$1,354,991
Less: current portion	(17,000)	(17,000)

Long-term portion	$1,316,277	$1,337,991

Inventories relate to the active pharmaceutical ingredients docosanol and Zenvia. The amount classified as long-term inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities are as follows:

	March 31, 2008	September 30, 2007

Accrued research and development expenses	$978,914	$419,989
Accrued sales and marketing expenses	75,000	—
Accrued general and administrative expenses	314,137	287,517
Deferred rent	42,922	34,432
Lease restructuring liabilities	1,517,257	2,223,802
Other	89,395	255,520

Total accrued expenses and other liabilities	3,017,625	3,221,260
Less: current portion	(2,001,355)	(2,050,864)

Non-current total accrued expenses and other liabilities	$1,016,270	$1,170,396

See Note 3 for a description of current liabilities of discontinued operations.

7. DEFERRED REVENUES
The following table sets forth as of March 31, 2008 the deferred revenue balances for our sale of future Abreva® royalty rights to Drug Royalty USA and other agreements.
13. Net Deferred Revenues

	Drug Royalty
	USA	Other
	Agreement	Agreements	Total

Deferred revenues as of October 1, 2007	$14,738,509	$581,921	$15,320,430
Changes during the period:
Additions	—	250,000	250,000
Recognized as revenues during period	(1,335,045)	(184,181)	(1,519,226)

Deferred revenues as of March 31, 2008	$13,403,464	$647,740	$14,051,204

Classified and reported as:
Current portion of deferred revenues	$2,089,209	$477,191	$2,566,400
Deferred revenues, net of current portion	11,314,255	170,549	11,484,804

Total deferred revenues	$13,403,464	$647,740	$14,051,204

8. COMPUTATION OF NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In loss periods, certain of the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the six month period ended March 31, 2008, a total of 677,282 stock options, 269,305 stock warrants, 6,000 restricted stock awards and 2,400,565 restricted stock units were excluded from the computation of diluted net loss per share. For the six month period ended March 31, 2007 a total of 1,097,965 stock options, 1,018,943 stock warrants and 2,137,123 restricted stock units were excluded from the computation of diluted net loss per share.
9. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2008	2007	2008	2007
Net loss	$(5,320,385)	$(10,250,362)	$(10,839,019)	$(23,867,889)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	(563)	11,298	3,272	79,299

Total comprehensive loss	$(5,320,948)	$(10,239,064)	$(10,835,747)	$(23,788,590)

10. SHAREHOLDERS’ EQUITY (DEFICIT)
During the six month period ended March 31, 2008, we issued 73,134 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers exercised their option to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 13,275 shares of common stock at an average market price of $1.53 per share.

Also during the six months ended March 31, 2008, 2,000 shares of common stock, previously issued as a restricted stock award, were surrendered upon the termination of an employee and 4,983 shares of restricted stock were surrendered to pay for the minimum required withholding taxes associated with the vesting of the restricted stock award.
During January 2008, we sold and issued a total of 34,568 shares of our Class A common stock for aggregate gross offering proceeds of $44,200 ($42,700 after offering expenses, including underwriting discounts and commissions).
In November 2007, warrants to purchase 1,053,000 shares of our common stock at an exercise price of $3.30 per share expired unexercised. As of March 31, 2008, warrants to purchase 269,305 shares of common stock at a weighted-average price per share of $8.92 remained outstanding, all of which are exercisable.
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
During the six month periods ended March 31, 2008 and 2007, we granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to our employees and consultants. Under the Plans, as of March 31, 2008, we had an aggregate of 7,963,607 shares of our common stock reserved for future issuance. Of those shares, 3,083,847 were subject to outstanding options and other awards and 4,879,760 shares were available for future grants of share-based awards. As of March 31, 2008, no options were outstanding to consultants. We may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of March 31, 2008, there were no options to purchase shares of our common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards is classified as a liability as of March 31, 2008.
Stock Options. Stock options are granted with an exercise price equal to the current market price of our common stock at the grant date and have 10-year contractual terms. For option grants to employees, 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; for option grants to non-employee directors, one-third of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining two-thirds of the option shares vest and become exercisable daily or quarterly in equal installments thereafter over two years; and for certain option grants to non-employee directors, options have been granted as fully vested and exercisable at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
Summaries of stock options outstanding and changes during the six month period ended March 31, 2008 are presented below.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
		price per	term	intrinsic
	Number of shares	share	(in years)	value
Outstanding, October 1, 2007	1,040,581	$7.69
Forfeited	(363,299)	$8.72

Outstanding, March 31, 2008	677,282	$7.13	7.4	$—

Vested and expected to vest in the future, March 31, 2008	506,619	$8.46	6.9	$—

Exercisable, March 31, 2008	297,991	$10.54	5.7	$—
There were no options granted during the six month period ended March 31, 2008. The weighted average grant-date fair values of options granted during the six month period ended March 31, 2007 was $2.14 per share. There were no options exercised in the six month period ended March 31, 2008. The total intrinsic value of options exercised during the six month period ended March 31, 2007 was $270,000 based on the differences in market prices on the dates of exercise and the option exercise prices. As of March 31, 2008, the total unrecognized compensation cost related to unvested options was $1,097,000 which is expected to be recognized over the weighted-average period of 2.1 years, based on the vesting schedules.
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
Assumptions used in the Black-Scholes model for options granted during the six month period ended March 31, 2007 were as follows:

2007
Expected volatility	75%-103%
Weighted-average volatility	88%
Average expected term in years	6.0
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.7%
Expected dividend yield	0%
The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.20 - $1.29	150,960	9.0	$1.28	5,000	$1.20
$2.41 - $2.88	128,504	8.9	$2.44	7,723	$2.88
$4.50 - $6.80	69,085	5.6	$5.72	48,773	$5.59
$6.92 - $9.92	67,854	5.2	$7.86	50,667	$8.18
$10.24 — $11.76	155,479	7.3	$11.65	105,529	$11.62
$12.12 — $16.60	92,125	6.7	$14.39	67,024	$14.04
$19.38 — $19.38	13,275	3.3	$19.38	13,275	$19.38

	677,282	7.4	$7.13	297,991	$10.54

Restricted stock units. RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for the six months ended March 31, 2008:

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2007	1,914,988	$2.17
Granted	866,751	$1.49
Vested	(218,086)	$2.89
Forfeited	(163,088)	$1.78

Unvested, March 31, 2008	2,400,565	$1.88

During the six month period ended March 31, 2008, we awarded 866,751 shares of restricted stock units to employees with a weighted average grant date fair value of $1.49 and exercisable at a purchase price of $0.00 per share.
At March 31, 2008, there were 142,000 shares of restricted stock with a weighted-average grant date fair value of $2.93 awarded to directors that have vested but are still restricted until the directors resign.
The grant-date fair value of RSUs granted during the six month periods ended March 31, 2008 and 2007 was $1,287,500 and $4,002,000, respectively. As of March 31, 2008, the total unrecognized compensation cost related to unvested shares was $3,426,000 which is expected to be recognized over a weighted-average period of 2.3 years, based on the vesting schedules.

Restricted stock awards. Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged or otherwise disposed of until the award vests, and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards typically vest on the second or third anniversary of the grant date or on a graded vesting schedule over three years of employment. A summary of our unvested restricted stock awards as of March 31, 2008 and changes during the six month periods ended March 31, 2008 are presented below.

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2007	22,500	$11.87
Vested	(14,500)	$14.79
Forfeited	(2,000)	$6.91

Unvested, March 31, 2008	6,000	$6.48

There were no restricted stock awards granted in the six month period ended March 31, 2008. The grant-date fair value of restricted stock awards granted in the six month period ended March 31, 2007 was $110,000. As of March 31, 2008, the total unrecognized compensation cost related to unvested shares was $22,000 which is expected to be recognized over a weighted-average period of 0.3 years.
We received no cash from exercised options and restricted stock awards under all share-based payment arrangements during the six month period ended March 31, 2008. During the six month period ended March 31, 2007, we received a total of $289,000 in cash from exercised options and restricted stock awards under all share-based payment arrangements. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the six-month periods ended March 31, 2008 and 2007.
12. COMMITMENTS AND CONTINGENCIES
See Note 3 “Acquisition of Alamo Pharmaceuticals, Inc. / Sale of FazaClo” regarding a contingency on the Net Working Capital Adjustment on the sale of FazaClo to Azur.
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
Eurand, Inc. In August 2006, we entered into a development and license agreement (“Eurand Agreement”) with Eurand, Inc. (“Eurand”), under which Eurand will provide research and development services using Eurand’s proprietary technology to develop a once-a-day controlled release capsule, a new formulation of Zenvia for the treatment of PBA (“Controlled-Release Zenvia”). Under the terms of the Eurand Agreement, we will pay Eurand for development services on a time and material basis. We will be required to make payments up to $7.6 million contingent upon achievement of certain development milestones and up to $14.0 million contingent upon achievement of certain sales targets. In addition, we will be required to make royalty payments based on sales of Controlled-Release Zenvia. No such payments were made in the first six months of fiscal 2008. In December 2006, we suspended further work under this agreement until resolution of further development plans for Zenvia resulting from our meeting with the FDA in late February 2007. All material remaining obligations would only be due in the event we re-initiate the agreement in the future. As of March 31, 2008, we had not yet reinitiated work under this agreement.

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
In September 2007, a court awarded us reimbursement of attorneys’ fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, the Company received the proceeds from the settlement in the amount of $1.25 million. The proceeds will be recorded as Other Income in the third fiscal quarter of 2008.
In addition, it is possible that we could incur termination fees and penalties if we elected to terminate contracts with certain vendors, including clinical research organizations.
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
The maximum amount of potential future payments under such indemnifications is not determinable. We have not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of March 31, 2008.
13. SEGMENT INFORMATION
We operate our business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. Our chief operating decision-maker is the Chief Executive Officer, who evaluates our Company as a single operating segment.
We categorize revenues by geographic area based on selling location. All our operations are currently located in the U.S.; therefore, total revenues for the three and six month periods ended March 31, 2008 and 2007 are attributed to the U.S. All long-lived assets at March 31, 2008 and September 30, 2007 are located in the U.S.
For the three month periods ended March 31, 2008 and 2007, the revenues from our prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 48% and 39% of our total net revenues, respectively. For the six month periods ended March 31, 2008 and 2007, the sale of rights to royalties under the GSK license agreement were 73% and 36% of our total net revenues, respectively. The increase in GSK royalties as a percentage of our total revenue is attributed to royalty revenue of $934,000 recorded in the first fiscal quarter of 2008 pursuant to the GSK license agreement in which we are entitled to receive 50% of all royalties for annual net sales of Abreva in North America in excess of $62 million during each calendar year. For the three and six month periods ended March 31, 2007, 28% and 29%, respectively, of our total net revenues were derived from our license agreement with AstraZeneca. For the three and six month periods ended March 31, 2007, 25% and 24% of our total net revenues, respectively, were derived from our license agreement with Novartis, respectively. No revenues were derived from AstraZeneca or Novartis in the three month period ended March 31, 2008.
Net trade-related receivables for docosanol product sales accounted for 10% of net receivables as of March 31, 2008.
14. LICENSE AGREEMENTS
In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use our proprietary Xenerex Technology platform. Under the terms of the Agreement, we are obligated to complete the remaining work under the Company’s NIH/NIAID grant (“NIH grant”). As such, revenue resulting from upfront payments totaling $250,000 that were received in the second fiscal quarter of 2008 will be deferred until the third fiscal

2008 quarter until the remaining work is completed under the NIH grant. The $2 million NIH grant was awarded to the Company in July 2006 in order to establish a cGMP manufacturing process for AVP-21D9 and test efficacy of the fully human monoclonal antibody in non-human primates.
15. SUBSEQUENT EVENTS
In April 2008, we closed a registered securities offering raising $40 million in gross proceeds from a select group of institutional investors led by ProQuest Investments and joined by Clarus Ventures, Vivo Ventures, and OrbiMed Advisors. In connection with the offering, approximately 35 million shares of common stock were issued at a price of $1.14 per share unit with 35% warrant coverage. The warrants, which represent the right to acquire up to approximately 12.2 million common shares, are exercisable at $1.43 per share and have a 5 year exercise term. As of March 31, 2008, deferred financing costs in connection with the financing in the amount of $167,000 were recorded and classified as other current assets. The proceeds are expected to provide adequate capital to ensure continuing operations through the anticipated timing of the FDA approval decision for Zenvia for the PBA indication.
In April 2008, we received $1.25 million in proceeds from a legal settlement which was awarded to us in connection with the enforcement of a settlement agreement entered into with a former employee. The proceeds will be recorded as Other Income in the third fiscal quarter of 2008.
In April 2008, we notified Brinson Patrick Securities Corporation that we intend to terminate our financing facility with the Corporation.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended March 31, 2008 may also be referred to as the second quarter of fiscal 2008.
EXECUTIVE OVERVIEW
We are a pharmaceutical company focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets that include the central nervous system, inflammatory diseases and infectious diseases. Our lead product candidate, Zenvia (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of PBA and DPN pain. Our first commercialized product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. Our inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. Our infectious disease program has historically been focused primarily on anthrax antibodies. In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use our proprietary Xenerex Technology platform. Under the terms of the Agreement, we are obligated to complete the remaining work under the Company’s NIH/NIAID grant. The $2 million NIH/NIAID grant was awarded to the Company in July 2006 in order to establish a cGMP manufacturing process for AVP-21D9 and test efficacy of the fully human monoclonal antibody in non-human primates.
Zenvia Status
Zenvia is currently in Phase III clinical development for the treatment of two conditions: (1) pseudobulbar affect (“PBA”), which is an involuntary emotional expression disorder and (2) diabetic peripheral neuropathic (“DPN pain”).

In October 2006, we received an “approvable” letter from the FDA for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns and the safety concerns will require additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation. However, in order to address safety concerns, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower dose formulations. The goal of the study is to demonstrate improved safety while maintaining significant efficacy. In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process, on the design of a single confirmatory Phase III clinical trial of Zenvia for the treatment of patients with PBA. We enrolled our first patient in this trial in December 2007 and as of May 2008, we are on target with our expected enrollment numbers. In May 2008, we informed the FDA of our intention to increase the planned patient enrollment numbers from 270 to approximately 300 in order to provide additional statistical power to the trial and increase the size of our safety database. We continue to expect this study to be completed (as defined as top-line safety and efficacy data becomes available) during the second half of calendar 2009, even after allowing for the increase in the size of the trial.
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
In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use our proprietary Xenerex Technology platform. Under the terms of the Agreement, we are obligated to complete the remaining work under the Company’s NIH/NIAID grant (“NIH grant”). As such, revenue resulting from upfront payments totaling $250,000 that were received in the second fiscal quarter of 2008 will be deferred until the third fiscal 2008 quarter until the remaining work is completed under the NIH grant. The $2 million NIH grant was awarded to the Company in July 2006 in order to establish a cGMP manufacturing process for AVP-21D9 and test efficacy of the fully human monoclonal antibody in non-human primates.

Restructuring Activities
In May 2006, we acquired FazaClo® (clozapine, USP), a product marketed for the management of treatment-resistant schizophrenia and the reduction in the risk of recurrent suicidal behavior in schizophrenia or schizoaffective disorders. We had intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia for PBA, a launch that was planned for early 2007. However, due to the receipt of the approvable letter and the resulting delay in the planned launch of Zenvia, the strategic rationale for continued marketing of FazaClo by Avanir no longer existed. Therefore, we entered into an agreement in July 2007 to sell FazaClo to Azur Pharma. The sale, which closed August 3, 2007, provided approximately $43.9 million in an up-front cash payment and may provide up to an additional $10.0 million in contingent payments to be paid in calendar year 2009, subject to certain regulatory conditions. In addition, the Company is eligible to receive up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. Azur acquired the FazaClo sales force and support operations, representing approximately 80 employees in total. As a result, we became a substantially smaller organization following the sale of FazaClo, as well as the divestiture of our drug discovery operations in San Diego, and will be principally focused over the next two to three years on seeking regulatory approval of Zenvia for the treatment of patients with PBA and patients with DPN pain. We have suspended all funding activities for our selective cytokine inhibitor program and have also ended all further prosecution and maintenance of associated patents.
As a result of these initiatives, we have undergone significant organizational changes since fiscal 2007. Our principal focus is currently on gaining regulatory approval for Zenvia TM, first for the treatment of patients with PBA and then for patients with DPN pain. We believe that the proceeds from the sale of FazaClo and the proceeds from the April 2008 common stock offering will be sufficient to fund our operations, including our ongoing confirmatory Phase III trial for Zenvia in patients with PBA, through the anticipated date the decision is made by the FDA. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
Our principal executive offices are located at 101 Enterprise, Suite 300, Aliso Viejo, California 92656. Our telephone number is (949) 389-6700 and our e-mail address is info@avanir.com. Our Internet website address is www.avanir.com. We make our periodic and current reports available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Quarterly Report on Form 10-Q. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also read and copy the materials we file with the SEC by visiting the SEC’s website, www.sec.gov.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of capitalization and amortization periods for identifiable intangible assets, inventories, the potential impairment of goodwill and other intangible assets, income taxes, contingencies, estimate on net working capital adjustment and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions are made. Actual results may differ significantly from our estimates.
A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2007 in the “Critical Accounting Policies and Estimates” section and in Note 2 of the Notes to our condensed consolidated financial statements included herein.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months ended
	March 31,
	2008	2007	$ Change	% Change
PRODUCT SALES
Net revenues	$90,270	$—	$90,270	100%
Cost of revenues	15,510	—	15,510	100%

Gross margin	$74,760	$—	$74,760	100%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
Research services	$—	$920,448	$(920,448)	-100%
Government research grant	311,758	266,728	45,030	17%
License agreements	56,643	56,019	624	1%
Royalty and sale of royalty rights	571,825	779,673	(207,848)	-27%

Revenues from licenses, research services and grants	940,226	2,022,868	(1,082,642)	-54%

Costs:
Research services	26,817	607,164	(580,347)	-96%
Government research grant	431,948	369,261	62,687	17%

Costs from research services and grants	458,765	976,425	(517,660)	-53%

Research services and other gross margin	481,461	1,046,443	(564,982)	-54%

Total gross margin	$556,221	$1,046,443	$(490,222)	-47%

Revenues
Net product revenues for the three months ended March 31, 2008 include sales of docosanol 10% cream of $90,000. Revenues from licenses, royalties, research services and grants declined by $1.1 million to $940,000 for the second quarter of fiscal 2008 compared to $2.0 million in the second quarter of fiscal 2007. The decrease in revenues is attributed to a decline in revenue of $920,000 from research services from our agreements with AstraZeneca and Novartis and a decline in revenue related to royalties of $208,000. The decline in royalties is primarily attributed to a decrease in royalty revenue recognized related to the GSK license agreement. In the second fiscal quarter of 2008, neither the AstraZeneca and Novartis agreements were still active.
Potential revenue-generating contracts that remained active as of March 31, 2008 include several docosanol 10% cream license agreements and our license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
Cost of product revenues for the three months ended March 31, 2008 include the cost of docosanol 10% cream. Cost of licenses, research services and grants declined to $459,000 or 49% of revenues for the second quarter of fiscal 2008 compared with $976,000 or 48% of revenues for the second quarter of fiscal 2007. The decline in cost of revenues is primarily attributed to a 96% decline in the cost of research services due to the termination of the AstraZeneca agreement and non-renewal of the Novartis agreement. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Three Months ended
	March 31,
	2008	2007	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,524,665	$5,967,739	$(2,443,074)	-41%
Selling, general and administrative	2,418,894	2,157,245	261,649	12%

Total Operating Expenses	$5,943,559	$8,124,984	$(2,181,425)	-27%

Research and Development Expenses
Research and development expenses decreased by $2.5 million from $6.0 million in the second quarter of fiscal 2007 to $3.5 million for the second quarter of fiscal 2008. The decrease is primarily due to decreased costs incurred for Zenvia as the Company was completing a study in the second quarter of fiscal 2007 for the DPN pain indication of Zenvia.
Over the next two years, we expect that our research and development costs will consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased slightly by $277,000 from $2.2 million for the second quarter of fiscal 2007 compared to $2.4 million for the second quarter of fiscal 2008. In the second quarter of fiscal 2007, we adjusted forfeiture rates used in the calculated of share-based compensation expense which resulted in a decrease of non-cash expenses of $151,000.
In September 2007, a court awarded us reimbursement of attorneys fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, the Company received the settlement in the amount of $1.25 million. The settlement will be recorded in Other Income in the third quarter of fiscal 2008.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the six month periods ended March 31, 2008 and 2007 were estimated to be approximately 30% based on our historical experience. Future estimates may differ substantially from the Company’s current estimates.
Total compensation expense for our share-based payments in the three month period ended March 31, 2008 and the same period in 2007 was $477,000 and $673,000, respectively. Selling, general and administrative expense in the three month periods ended March 31, 2008 and 2007 include share-based compensation expense of $284,000 and $420,000, respectively. Research and development expense in the three month periods ended March 31, 2008 and 2007 include share-based compensation expense of $187,000 and $85,000, respectively. As of March 31, 2008, $4.5 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.3 years. See Note 11, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Interest Expense and Interest Income
For the three month period ended March 31, 2008, interest expense increased to $191,000, compared to $135,000 for the same period in the prior year. The increase in interest expense in 2008 is primarily due to $4 million in Seller Notes issued in the last six months of fiscal 2007. The Seller Notes were issued in connection with the purchase of Alamo.
For the three month period ended March 31, 2008, interest income increased to $283,000, compared to $145,000 for the same period in the prior year. The increase is due to approximately a 103% increase in the average balance of cash, cash equivalents and investments in securities for the quarter ended March 31, 2008, compared to the same period in the prior year.

Loss from Discontinued Operations
Loss from discontinued operations was $12,000 in the three month period ended March 31, 2008, compared to loss from discontinued operations of $3.3 million for the three month period ended March 31, 2007. The loss recognized in the three month period ended March 31, 2008 is attributed to the additional trailing costs of $12,000 related to the operations of FazaClo during the quarter ended March 31, 2008.
Net Loss
Net loss was $5.3 million, or $0.12 per share, in the three month period ended March 31, 2008, compared to a net loss of $10.3 million, or $0.26 per share for the three month period ended March 31, 2007.
COMPARISON OF SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	Six Months ended
	March 31,
	2008	2007	$ Change	% Change
PRODUCT SALES
Net revenues	$126,270	$—	$126,270	100%
Cost of revenues	21,714	—	21,714	100%

Gross margin	$104,556	$—	$104,556	100%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
Research services	$—	$2,190,692	$(2,190,692)	-100%
Government research grant	479,404	353,076	126,328	36%
License agreements	113,907	113,284	623	1%
Royalty and sale of royalty rights	2,409,678	1,502,713	906,965	60%

Revenues from licenses, research services and grants	3,002,989	4,159,765	(1,156,776)	-28%

Costs:
Research services	76,807	1,771,239	(1,694,432)	-96%
Government research grant	557,534	464,988	92,546	20%

Costs from research services and grants	634,341	2,236,227	(1,601,886)	-72%

Research services and other gross margin	2,368,648	1,923,538	445,110	23%

Total gross margin	$2,473,204	$1,923,538	$549,666	29%

Revenues
Net product revenues for the six months ended March 31, 2008 include sales of docosanol 10% cream of $126,000. Revenues from licenses, royalties, research services and grants declined by $1.2 million to $3.0 million for the first six months of fiscal 2008 compared to $4.2 million in the first six months of fiscal 2007. The decrease in revenues is attributed to a decline in revenue of $2.2 million from research services from our agreements with AstraZeneca and Novartis. In the second fiscal quarter of 2008, neither of the collaboration services agreements with AstraZeneca or Novartis were still active, although our license agreement with Novartis remained in effect at that time.
The revenue decrease was partially offset by an increase in revenue from royalties of $907,000. The increase in royalty revenue is related to royalty revenue from GSK of $934,000 recorded in the first quarter of 2008 pursuant to the royalty sale arrangement relating to our GSK license agreement in which we are entitled to receive 50% of all royalties for annual net sales of Abreva in North America in excess of $62 million.
Potential revenue-generating contracts that remained active as of March 31, 2008 include several docosanol 10% cream license agreements and our license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Cost of Revenues
Cost of product revenues for the six months ended March 31, 2008 include the cost of docosanol 10% cream. Cost of licenses, research services and grants declined to $634,000 or 21% of revenues for the first six months of second quarter of fiscal 2008 compared with $2.2 million or 54% of revenues for the first six months of fiscal 2007. The decline in cost of revenues is primarily attributed to a 96% decline in the cost of research services due to the termination of the AstraZeneca agreement and non-renewal of the Novartis agreement. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

	Six Months ended
	March 31,
	2008	2007	$ Change	% Change
OPERATING EXPENSES
Research and development	$6,950,925	$11,164,992	$(4,214,067)	-38%
Selling, general and administrative	5,547,013	11,415,839	(5,868,826)	-51%

Total Operating Expenses	$12,497,938	$22,580,831	$(10,082,893)	-45%

Research and Development Expenses
Research and development expenses decreased by $4.2 million from $11.2 million in the first six months of fiscal 2007 to $7.0 million for the first six months of fiscal 2008. The decrease is primarily due to decreased costs incurred for Zenvia as the Company was conducting a study in the first six months of fiscal 2007 for the DPN pain indication of Zenvia.
Over the next two years, we expect that our research and development costs will consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $5.8 million from $11.4 million for the first six months of fiscal 2007 compared to $5.6 million for the first six months of fiscal 2008. The decrease resulted primarily from expenses incurred in the first fiscal quarter of 2007 in preparation for commercial readiness for the launch of Zenvia which were not repeated in the first fiscal quarter of 2008.
In September 2007, a court awarded us reimbursement of attorneys fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, the Company received the settlement in the amount of $1.25 million. The settlement will be recorded in Other Income in the third quarter of fiscal 2008.
Share-Based Compensation
During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the six month periods ended March 31, 2008 and 2007 were estimated to be approximately 30% based on our historical experience. Future estimates may differ substantially from the Company’s current estimates.
Total compensation expense for our share-based payments in the six month period ended March 31, 2008 and the same period in 2007 was $921,000 and $1.5 million, respectively. Selling, general and administrative expense in the six month periods ended March 31, 2008 and 2007 include share-based compensation expense of $573,000 and $1.1 million, respectively. Research and development expense in the six month periods ended March 31, 2008 and 2007 include share-based compensation expense of $334,000 and $208,000, respectively. As of March 31, 2008, $4.5 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.3 years. See Note 11, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Expense and Interest Income
For the six month period ended March 31, 2008, interest expense decreased to $425,000, compared to $553,000 for the same period in the prior year. The decrease in interest expense in 2008 is primarily due to a decrease in the interest rate applied to the Seller Notes. The average interest rate has decreased by 1% from the first six months of fiscal 2008 compared to the same period in 2007. The Seller Notes were issued in connection with the purchase of Alamo.
For the six month period ended March 31, 2008, interest income increased to $710,000, compared to $336,000 for the same period in the prior year. The increase is due to approximately a 105% increase in the average balance of cash, cash equivalents and investments in securities for the six months ended March 31, 2008, compared to the same period in the prior year.
Loss from Discontinued Operations
Loss from discontinued operations was $1.1 million in the six month period ended March 31, 2008, compared to loss from discontinued operations of $3.2 million for the six month period ended March 31, 2007. The loss recognized in the six month period ended March 31, 2008 is attributed to the accrual for the Net Working Capital Adjustment of $868,000 as well as additional costs related to the operations of FazaClo during the six months ended March 31, 2008.
Net Loss
Net loss was $10.8 million, or $0.25 per share, in the six months ended March 31, 2008, compared to a net loss of $23.9 million, or $0.65 per share for the six months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity by our ability to generate cash to fund future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of accounts receivable, inventories, accounts payable and capital expenditures; the timing and extent of cash received from milestone payments under license agreements; funds required for acquisitions; funds required to repay notes payable and capital lease obligations as they become due; adequate credit facilities; and financial flexibility to attract long-term equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities and used to fund operations and net working capital requirements and investing activities.
Cash, cash equivalents and investments, as well as, net cash provided by or used for operating, investing and financing activities are summarized in the table below.

		Increase
	March 31,	(Decrease)	September 30,
	2008	During Period	2007
Cash, cash equivalents and investment in securities	$24,272,960	$(9,368,438)	$33,641,398
Cash and cash equivalents	$23,416,363	$(7,071,599)	$30,487,962
Net working capital	$18,285,072	$(11,051,704)	$29,336,776

	Six Months		Six Months
	Ended	Change	Ended
	March 31,	Between	March 31,
	2008	Periods	2007
Net cash used in operating activities	$(9,200,730)	$24,115,423	$(33,316,153)
Net cash provided by investing activities	2,291,203	(14,161,563)	16,452,766
Net cash (used in) provided by financing activities	(162,072)	(17,414,044)	17,251,972

Net (decrease) increase in cash and cash equivalents	$(7,071,599)	$(7,460,184)	$388,585

Operating activities. Net cash used in operating activities amounted to $9.2 million in the first six months of fiscal 2008 compared to $33.3 million in the first six months of fiscal 2007. The decrease in cash used for operating activities is primarily related to the decrease in overall operating costs including a $13.0 million decrease in net loss coupled with a $9.7 million decrease in cash used for accounts payable.
Investing activities. Net cash provided by investing activities was $2.3 million in the first six months of fiscal 2008, compared to $16.5 million provided in the first six months of fiscal 2007. The decrease in cash provided by investing activities is primarily related to the decrease in proceeds from the sale of securities which provided $16.9 million in the first six months of fiscal 2007 compared to $2.3 million in the same period in 2008.
Financing activities. Net cash used in financing activities was $162,000 in the first six months of fiscal 2008 compared to net cash provided by financing activities of $17.3 million in the first six months of fiscal 2007. The decrease in net cash provided by financing activities is primarily related to approximately $22.1 million received from the sale of our common stock through private placements in the first six months of fiscal 2007.
In June 2005, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $100 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on August 3, 2005. In February 2008, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $25 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on February 19, 2008. Through March 31, 2008, we had sold a total of 14,441,323 shares of Class A common stock under the 2005 registration statement, raising gross offering proceeds of approximately $71.5 million and net offering proceeds of approximately $69.6 million. We have also issued under the 2005 registration statement common stock warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants expired in November 2007 unexercised.
In December 2006 we entered into a financing facility with Brinson Patrick Securities Corporation (“Brinson Patrick”). Under this facility, through April 30, 2008, we have offered and sold an aggregate of 6,160,200 shares of Class A common stock, which resulted in net proceeds of $16.2 million. In April 2008, we notified Brinson Patrick that we intend to terminate our financing facility with the Corporation.
As of March 31, 2008, we have contractual obligations for long-term debt, capital (finance) lease obligations and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$12,822,510	$884,730	$11,937,780	$—	$—
Operating lease obligations	7,137,249	1,808,802	3,061,308	2,267,139	—
Purchase obligations (1)	13,135,380	6,831,515	6,303,865	—	—

Total	$33,095,139	$9,525,047	$21,302,953	$2,267,139	$—

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2008 which approximates our contractual commitments for goods and services in the normal course of our business.
As part of the purchase consideration of the Alamo acquisition, we initially issued three promissory notes in the principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note”, respectively) (collectively, the “Notes”). The Notes bear interest at an average rate equal to the London Inter-Bank Offered Rate, or “LIBOR,” plus 1.33%. Interest accruing on the Notes is payable monthly and the principal amount of the Notes matures on May 24, 2009, provided that we must apply a portion of any future net offering proceeds from equity offerings and other financing transactions to repay the Notes, and must repay the Notes in full if we have raised in an offering more than $100,000,000 in future aggregate net proceeds. In connection with the equity offering we completed in the first nine months of fiscal year 2007, and in accordance with the terms of the Notes, we used approximately $6.1 million or 20% of the net proceeds received to pay down the First Note. In connection with our sale of FazaClo in August 2007, we agreed to prepay $11 million of outstanding principal due under the Notes, and the Note holder agreed to suspend the Company’s obligation to use a portion of future equity offering proceeds to repay the Notes, up to $55 million in future net offering proceeds.

Twenty percent of any offering proceeds above this amount will need to be paid to the Note holders, as per the original agreement. In August 2007, there was no balance remaining on the First Note.
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
Contingency on Net Working Capital Adjustment. The Asset Purchase Agreement (the “Agreement”) with Azur provides for an adjustment to the sale price of FazaClo in connection with the final determination of the amount of net working capital (as defined in the Agreement) included as part of the sale (“Net Working Capital Adjustment”). The Agreement also stipulates that an adjustment to net working capital shall only exist if the final Net Working Capital Adjustment is greater than $250,000. As of September 30, 2007, we estimated that there would not be a Net Working Capital Adjustment. However, based upon current information, we have estimated the Net Working Capital Adjustment to result in an $868,000 reduction in the sale price which would be an additional use of working capital.
Azur has made claims that the Net Working Capital Adjustment should reduce the sale price by approximately $2.0 million, which is approximately $1.1 million more than the amount that we have accrued. As a result, as provided by the Agreement, we and Azur have engaged the services of a U.S. national accounting firm to serve as independent arbitrator to resolve this dispute of the Net Working Capital Adjustment. We expect the arbitrator to render a decision in the fourth fiscal quarter of 2008. As of March 31, 2008, $868,000 is reflected in current liabilities of discontinued operations. We believe we have adequately provided for the loss related to the Net Working Capital Adjustment in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”; however, there can be no assurance as to ultimate settlement of the amount. If the final determination of the Net Working Capital Adjustment exceeds our accrual of $868,000, the amount in excess of $868,000 will be recognized as a loss on discontinued operations in that period.
Alamo Earn-Out Payments. In connection with the Alamo acquisition, we agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo. These earn-out payments are based on FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”). Based on the results of the quarters ended March 31, 2007 and June 30, 2007, we issued the first and second of these revenue-based payments through the issuance of additional promissory notes in the principal amount of $2,000,000 per note. As previously discussed in this filing, we sold the FazaClo product line to Azur Pharma. Our future earn-out obligations that would have been payable to the prior owner of Alamo Pharmaceuticals upon the achievement of certain milestones were assumed by Azur Pharma; however, we are still contingently liable in the event of default by Azur.
Eurand Milestone and Royalty Payments. In August 2006, we entered into a development and license agreement (“Eurand Agreement”) with Eurand, Inc. (“Eurand”), under which Eurand will provide R&D services using Eurand’s proprietary technology to develop a once-a-day controlled release capsule, a new formulation, of Zenvia for the treatment of PBA (“Controlled-Release Zenvia”). Under the terms of the Eurand Agreement, we will pay Eurand for development services on time and material basis. We will be required to make payments up to $7.6 million contingent upon achievement of certain development milestones and up to $14.0 million contingent upon achievement of certain sales targets. In addition, we will be required to make royalty payments based on sales of Controlled-Release Zenvia, if it is approved for commercialization. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Sales target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country-by-country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In November 2006, we provided Eurand with notification to suspend activity on this project until further notice. The Company may terminate the agreement upon 30 days notice in the event the company receives a response from the FDA that is something other than an unconditional approval of the original formulation of Zenvia. Upon expiration of the agreement the Company shall own a fully-paid irrevocable license. Effective December 2006, we suspended further work under this agreement until resolution of further development plans for Zenvia resulting from our meeting with the FDA in late February 2007. All material remaining obligations would only be due in the event we re-initiate the agreement in the future.

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
Management Outlook
In April 2008, we closed a registered securities offering raising $40 million in gross proceeds. In connection with the offering, approximately 35 million shares of common stock were issued at a price of $1.14 per share unit with 35% warrant coverage. The warrants, which represent the right to acquire up to approximately 12.2 million shares, are exercisable at $1.43 per share and have a 5 year exercise term. We believe that cash and investments in securities of approximately $24.3 million at March 31, 2008 and the net proceeds of $38 million from the April 2008 common stock offering will be sufficient to sustain our planned level of operations through the clinical development of Zenvia and the anticipated FDA approval decision for Zenvia for PBA. However, the Company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated.
For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see “Risk Factors.”
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described below, we are exposed to market risks related to changes in interest rates. Because substantially all of our revenue, expenses and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we expand international distribution of docosanol 10% cream and purchase additional services from outside the U.S. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.
Interest rate sensitivity
Our investment portfolio consists primarily of fixed income instruments with an average duration of approximately 9-12 months. The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our investments in securities as of March 31, 2008 as available-for-sale and our restricted investments in securities as held-to-maturity. These available-for-sale securities are subject to interest rate risk. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Based on the average duration of our investments as of March 31, 2008 and 2007, an increase of one percentage point in the interest rates would have resulted in increases in interest income of approximately $263,000 and $29,000, respectively.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Vice President, Finance, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report, have concluded that, based on such evaluation, as of March 31, 2008 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     In October 2006, we received an “approvable letter” from the FDA for our new drug application (“NDA”) submission for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns and the safety concerns will require additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concerns of the original dose formulation that was tested in earlier trials. In order to address the safety concerns, however, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower dose formulations. The goal of the study is to demonstrate improved safety while maintaining a significant degree of the efficacy seen in our earlier trials testing higher doses. The study is expected to be completed (as defined as top-line safety and efficacy data becomes available) during the second half of calendar 2009. It is possible that the efficacy will be so reduced that we will not be able to satisfy the FDA’s efficacy requirements and there can be no assurance that the FDA will approve Zenvia for commercialization.
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
     Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our recently completed Phase III trial for DPN pain and for our confirmatory Phase III trial for Zenvia for PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement from the FDA on the adequacy of the design of a planned clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override the SPA. For example, it is possible that we will not obtain enough data on cardiac risks in our ongoing Phase III trials to satisfy FDA safety concerns, which could necessitate further clinical trials. Additionally, because we expect to seek FDA approval to expand the number of patients enrolled in the ongoing PBA Phase III trial, the FDA may need to agree to amend our SPA. They may not agree to such an amendment and, even if they agree, they may request other amendments to the trial design that could add to the trial’s cost and/or time, as well as degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

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
          We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $249 million as of March 31, 2008, and we expect to continue to incur substantial operating losses for the foreseeable future. As of April 30, 2008, we had approximately $61 million in cash, cash equivalents, investments in marketable securities and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow.
          In light of our current capital resources, lack of near-term revenue opportunities and substantial long-term capital needs, we will need to raise additional capital in the future to finance our long-term operations until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this filing, including the proceeds from our recently completed securities offering, we estimate that we have sufficient funds to sustain our operations at their current levels through the anticipated timing of the FDA approval decision (at least 24 months). Although we expect to be able to raise additional capital and/or curtail current levels of operations to be able to continue to fund our operations beyond that time, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development plans for Zenvia and DPN pain. This may result in significant delays in our planned clinical trial of Zenvia for PBA and may force us to further curtail our operations.
     Any transactions that we may engage in to raise capital could dilute our shareholders and diminish certain commercial prospects.
     Although we have adequate capital reserves to fund operations through the anticipated timing of the FDA approval decision completion of our Zenvia trials for PBA, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing shareholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. If we instead seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have stated we are actively considering with certain investigational compounds, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.

     We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
          We have entered into agreements for the licensing out or sale of most of our non-core drug development programs, including FazaClo, macrophage migration inhibitory factor (“MIF”), and our anthrax antibody program, as well as docosanol in major markets worldwide. We are seeking to monetize our remaining non-core assets to help fund the development of Zenvia and may out-license or otherwise partner Zenvia for PBA and/or DPN pain indications if we are able to find a licensee / partner willing to offer attractive terms. These transactions involve numerous risks, including:
•	Diversion of management’s attention from normal daily operations of the business;

•	Disputes over earn-outs, working capital adjustments or contingent payment obligations;

•	Insufficient proceeds to offset expenses associated with the transactions; and

•	The potential loss of key employees following such a transaction.
     Transactions such as these may result in disputes regarding representations and warranties, indemnities, earn-outs, and other provisions in the transaction agreements. [For example, we are currently in discussions with Azur to resolve a dispute over a Net Working Capital adjustment whereby Azur seeks to be repaid approximately $1.1 million that we have disputed. The dispute is currently under review by a US Accounting Firm. We expect the arbitrator to render a decision in the fourth quarter of fiscal 2008. If this or other disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected and we may not realize the anticipated benefits from the transactions.
     In addition, our financial projections are based on the receipt of contingent payment obligations. Should we encounter difficulty with our partners in receiving timely payments, our projections could vary from what has been stated. For example, our contract with Azur Pharma includes $10 million in contingent payment obligation to Avanir in calendar year 2009.
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
          In the past 12 months, we have experienced significant turnover in our senior management team, including the departures of our Chief Financial Officer and Interim Chief Financial Officer and Vice President of Drug Discovery. As a result of these changes, we essentially have a new management team. It is not yet possible to assess how effective this management team will be and whether they will be able to work together to accomplish the Company’s business objectives. Additionally, changes in management are disruptive to the organization and any further changes may slow the Company’s progress toward its goals. Further, the Board of Directors may elect to reduce its size to streamline operations and to reflect the fact that the Company is significantly smaller than it was previously. Changes in Board composition may also be disruptive and the loss of the experience and capabilities of any of our Board members may reduce the effectiveness of the Board.
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

          In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, current Good Manufacturing Practices (“cGMP”) regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements.
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
          We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute Zenvia and the Active Pharmaceutical Ingredient (“API”) for docosanol 10% cream and supplies for our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and Zenvia, and a sole manufacturer for the finished form of Zenvia. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or Zenvia supplier. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing our products and product candidates could delay Zenvia clinical trials for PBA and/or DPN pain. Additionally, the third parties we rely on for manufacturing and packaging are subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities.

     We generally do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.
          Under our license arrangement for our MIF compound, we have no direct control over the development of this drug candidate and have only limited, if any, input on the direction of development efforts. These development efforts are ongoing by our licensing partner and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs, as was the case in early 2007 when AstraZeneca terminated our license and collaboration agreement for our RCT mechanism technology. We similarly rely on licensing partners to obtain regulatory approval for Docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements.
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
     Our common stock is currently listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Additionally, we must satisfy at least one of the following conditions: (A) stockholders. equity of at least $10 million, (B) total market value of listed securities of at least $50 million or (C) at least $50 million of total assets and $50 million of total revenue.
          Recently our stock has traded near $1.00 and, in March 2008, our total market value of listed securities has dropped below $50 million for more than ten consecutive trading days. In April 2008 after the completion of the $40 million registered direct offering, we received notification from NASDAQ that we regained compliance with the listing standards set forth for the NASDAQ Global Market. If the bid price of our stock drops below $1.00 for a period of 30 consecutive business days, or if our total market value of listed securities drops below $50 million for more than ten consecutive trading days, we may receive a NASDAQ Staff Determination Letter informing us that we have 30 days to regain compliance with listing requirements or face delisting. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and, even if we satisfy the market capitalization requirement, our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price drops below $1.00, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split.
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
          The market price of our Class A common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	Announcements by us regarding our non-compliance with continued listing standards on the NASDAQ stock market;

•	Comments made by securities analysts, including changes in their recommendations;

•	Short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	Announcements by us of financing transactions and/or future sales of equity or debt securities;

•	Sales of our Class A common stock by our directors, officers, or significant shareholders;

•	Announcements by our competitors of clinical trial results or product approvals; and

•	Market and economic conditions.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 Annual Meeting of Shareholders of AVANIR Pharmaceuticals was held on February 21, 2008. There were issued and outstanding on December 26, 2007, the record date, 43,164,402 shares of Class A common stock, each share being entitled to one vote, constituting all of our outstanding voting securities. The following proposals received the number of votes set forth below, such votes being sufficient to pass all of the proposals. Proposal No. 3, which related to the proposed re-domiciling of the Company from California to Delaware, was withdrawn from consideration prior to the meeting. Although the votes cast on the proposal were significantly in favor, an insufficient number of shares were actually voted in order for the proposal to carry.

Proposal No. 1: Election of Directors

Director Nominee	For	Withhold
Stephen G. Austin	32,964,663	2,249,298
Dennis G. Podlesak	32,959,809	2,254,152
     Proposal No. 2: Ratification of Selection of KMJ Corbin & Company LLP as Independent Registered Public Accounting Firm

For	Against	Abstain
33,903,503	579,971	730,486
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS

Exhibits
10.1	Asset Purchase and License Agreement, dated March 6, 2008, by and among Avanir Pharmaceuticals, Xenerex Biosicences and Emergent Biosolutions, Inc. *
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.0	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

*	Confidential treatment has been requested for certain portions of this document and these confidential portions have been redacted from the filing made herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	May 13, 2008

Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance

Christine G. Ocampo	(Principal Financial and Accounting Officer)	May 13, 2008