Form 10-Q
period 2008-06-30
AVANIR PHARMACEUTICALS
filed 2008-08-08
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2008, the registrant had 78,202,560 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,997,243	$30,487,962
Short-term investments in marketable securities	—	1,747,761
Receivables, net	1,710,980	988,450
Inventories	17,000	17,000
Prepaid expenses	745,007	1,479,992
Other current assets	636,053	—
Current portion of restricted investments in marketable securities	388,122	688,122

Total current assets	50,494,405	35,409,287
Investments in marketable securities	—	249,078
Restricted investments in marketable securities, net of current portion	468,475	468,475
Property and equipment, net	904,659	1,215,666
Intangible assets, net	21,005	41,048
Long-term inventories	1,316,277	1,337,991
Other assets	345,444	374,348

TOTAL ASSETS	$53,550,265	$39,095,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,651,722	$307,700
Accrued expenses and other liabilities	1,341,019	2,050,864
Accrued compensation and payroll taxes	955,294	1,191,677
Current portion of deferred revenues	2,571,103	2,267,594
Current portion of notes payable	46,818	254,676
Current liabilities of discontinued operations	1,351,649	—

Total current liabilities	7,917,605	6,072,511
Accrued expenses and other liabilities, net of current portion	941,078	1,170,396
Deferred revenues, net of current portion	10,843,035	13,052,836
Notes payable, net of current portion	—	11,769,916

Total liabilities	19,701,718	32,065,659

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2008 and September 30, 2007	—	—
Common stock — no par value, 200,000,000 shares authorized; 78,202,560 and 43,117,358 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively	284,626,146	245,531,712
Accumulated deficit	(250,778,126)	(238,498,733)
Accumulated other comprehensive income (loss)	527	(2,745)

Total shareholders’ equity	33,848,547	7,030,234

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,550,265	$39,095,893

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
REVENUES FROM PRODUCT SALES
Net revenues	$3,550	$—	$129,820	$—
Cost of revenues	—	—	21,714	—

Product gross margin	3,550	—	108,106	—

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues from research and development services	—	181,692	—	2,372,384
Revenues from government research grant services	527,517	122,398	1,006,922	475,474
Revenues from license agreements	1,534,552	1,443,543	1,648,459	1,556,827
Revenue from royalties	584,314	453,091	2,993,992	1,955,804

Revenues from research services and other	2,646,383	2,200,724	5,649,373	6,360,489
Cost of research and development services	(155,450)	(1,202,476)	(232,257)	(2,973,715)
Cost of government research grant services	(358,028)	(201,178)	(915,563)	(666,166)

Research services and other gross margin	2,132,905	797,070	4,501,553	2,720,608

Total gross margin	2,136,455	797,070	4,609,659	2,720,608

OPERATING EXPENSES
Research and development	3,139,685	2,604,294	10,090,610	13,769,286
Selling, general and administrative	2,350,071	7,469,784	7,897,085	18,885,623

Total operating expenses	5,489,756	10,074,078	17,987,695	32,654,909

Loss from operations	(3,353,301)	(9,277,008)	(13,378,036)	(29,934,301)

OTHER INCOME (EXPENSES)
Interest income	315,818	88,916	1,026,204	425,254
Interest expense	(114,375)	(232,939)	(539,589)	(785,632)
Gain on early extinguishment of debt	967,547	—	967,547	—
Other, net	1,249,764	1,418,725	1,250,950	1,614,048

Loss from continuing operations before provision for income taxes	(934,547)	(8,002,306)	(10,672,924)	(28,680,631)

Provision for income taxes	22,148	8,097	37,307	21,501

Loss before discontinued operations	(956,695)	(8,010,403)	(10,710,231)	(28,702,132)

Loss from discontinued operations	(483,680)	(1,139,976)	(1,569,162)	(4,316,136)

Net loss	$(1,440,375)	$(9,150,379)	$(12,279,393)	$(33,018,268)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.01)	$(0.20)	$(0.20)	$(0.81)
Loss from discontinued operations	(0.01)	(0.03)	(0.03)	(0.12)

Net loss per share	$(0.02)	$(0.23)	$(0.23)	$(0.93)

Basic and diluted weighted average number of common shares outstanding	71,069,841	40,580,326	52,418,695	35,546,976

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:

Net loss	$(12,279,393)	$(33,018,268)
Loss from discontinued operations	1,569,162	4,316,136
Adjustments to reconcile loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	335,049	2,718,065
Share-based compensation expense	1,257,538	1,702,826
Amortization of debt discount	232,776	183,000
Gain on extinguishment of debt	(967,547)	—
Loss on disposal of assets	638	163,570
Changes in operating assets and liabilities (net of effects of acquisition/disposition of FazaClo):
Receivables	(722,528)	375,998
Inventories	21,714	(1,071,254)
Prepaid and other assets	134,849	960,523
Accounts payable	1,344,022	(9,622,311)
Accrued expenses and other liabilities	(939,163)	2,514,054
Accrued compensation and payroll taxes	(236,383)	(1,119,331)
Deferred revenue	(1,906,292)	(3,303,885)

Net cash used in operating activities of continuing operations	(12,155,558)	(35,200,877)
Net cash (used in) provided by operating activities of discontinued operations	(203,608)	3,706,605

Net cash used in operating activities	(12,359,166)	(31,494,272)

INVESTING ACTIVITIES:
Investments in securities	—	(351,403)
Proceeds from sales and maturities of investments in securities	2,300,107	16,900,000
Purchase of property and equipment	(16,550)	(137,254)
Proceeds from sales of fixed assets	4,900	457,420

Net cash provided by investing activities	2,288,457	16,868,763

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net of commissions and offering costs	37,851,772	30,829,882
Tax withholding payments reimbursed by restricted stock	(28,779)	—
Payments on notes and capital lease obligations	(11,243,003)	(6,694,582)

Net cash provided by financing activities of continuing operations	26,579,990	24,135,300
Net cash used in financing activities of discontinued operations	—	(6,869,435)

Net cash provided by financing activities	26,579,990	17,265,865

Net increase in cash and cash equivalents	16,509,281	2,640,356
Cash and cash equivalents at beginning of period	30,487,962	4,898,214

Cash and cash equivalents at end of period	$46,997,243	$7,538,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$446,058	$1,151,361
Income taxes paid	$37,307	$21,501
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase price adjustment of assumed liabilities	$—	$4,067,889
Issuance of note payable	$—	$4,000,000
Accrued liabilities of discontinued operations in connection with Net Working Capital Adjustment	$1,351,649	$—
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals (“Avanir,” “we,” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
On August 3, 2007, the Company sold its rights to the FazaClo® product and the related assets and operations. The sale was made pursuant to an agreement entered into with Azur Pharma, Inc. (“Azur”) in July 2007. In connection with the sale, the Company transferred certain assets and liabilities related to FazaClo to Azur. The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals include adjustments to reflect the classification of the Company’s FazaClo business as discontinued operations. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for information on discontinued operations.
2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Avanir Pharmaceuticals is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of chronic diseases. The Company’s product candidates address therapeutic markets that include the central nervous system, inflammatory diseases and infectious diseases. The Company’s lead product candidate, ZenviaTM (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of pseudobulbar affect (“PBA”) and diabetic peripheral neuropathic pain (“DPN pain”). The Company’s first commercialized product, docosanol 10% cream, (sold as Abreva® by its marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. The Company’s inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. The Company’s infectious disease program has historically been focused primarily on anthrax antibodies. In March 2008, the Company sold the rights to its anthrax antibody program to Emergent Biosolutions (see Note 15).
The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in similar stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future will depend principally on 1) ultimately attaining market acceptance of Zenvia (formerly referred to as Neurodex™) for the treatment of PBA, assuming the FDA approves the Company’s new drug application, 2) the timing and success of reaching development milestones, 3) obtaining regulatory approvals and 4) license arrangements. The Company’s operating expenses depend substantially on the level of expenditures for clinical development activities for Zenvia for the treatment of PBA and DPN pain, and program funding for Xenerex authorized by the Company’s research grant and the rate of progress being made on such programs. The NIH/NIAID grant (“NIH grant”), which funded the anthrax antibody program, expired on June 30, 2008. All work was completed under the grant. In connection with the anthrax antibody program, we also ceased all future research and development work related to the Xenerex program on June 30, 2008.
Concentrations
Substantially all of the Company’s cash and cash equivalents are maintained with two major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, interest rate instruments and accounts receivable. The holder of the Company’s interest rate instrument is a major financial institution of high credit standing.
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
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at September 30, 2007 and at June 30, 2008, and has recognized $0 in interest and/or penalties in the condensed consolidated statements of operations for the three and nine months ended June 30, 2008.
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
The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 (“Topic 13”), “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Certain product sales are subject to rights of return. In accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”), the Company recognizes such product revenues at the time of sale only if it has met all the criteria of FAS 48, including the ability to reasonably estimate future returns. FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the criteria of FAS 48, including that ability to reasonably estimate future returns, when it can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired, whichever occurs first.
The Company allocates amounts to separate elements in multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company uses the relative fair values of the separate deliverables to allocate revenue. For arrangements with multiple elements that are separated, the Company recognizes revenues in accordance with Topic 13. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Certain sales transactions include multiple deliverables.
Product Sales
Active Pharmaceutical Ingredient Docosanol (“API Docosanol”). Revenue from sales of the Company’s API Docosanol is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met. The Company sells the API Docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than five times a year. The Company’s contracts for sales of the API Docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.
FazaClo. (Sales from Discontinued Operations). In August 2007, the Company sold FazaClo and all associated operations to Azur and as a result, all revenues, cost of revenues, and operating expenses related to FazaClo for fiscal 2007 have been classified as discontinued operations in the accompanying condensed consolidated financial statements (See Note 3 “Acquisition of Alamo Pharmaceuticals, Inc. / Sale of FazaClo”).
As discussed in Note 3, “Acquisition of Alamo Pharmaceuticals, Inc. / Sale of FazaClo” , the Company acquired Alamo Pharmaceuticals LLC (“Alamo”) on May 24, 2006, with one marketed product, FazaClo (clozapine, USP), that began shipping to wholesale customers in July 2004 in 48-pill boxes. At that time, FazaClo had a two-year shelf life. In June 2005, Alamo received FDA approval to extend the product expiration date to three years. In October 2005, Alamo began shipping 96-pill boxes and accepted returns of unsold or undispensed 48-pill boxes.
During fiscal 2007, the Company sold FazaClo to pharmaceutical wholesalers. They resold the Company’s product to outlets such as pharmacies, hospitals and other dispensing organizations. The Company had agreements with its wholesale customers, various states, hospitals, certain other medical institutions and third-party payers throughout the U.S. These agreements frequently contained commercial incentives, which may have included pricing allowances and discounts payable at the time the product was sold to the dispensing outlet or upon dispensing the product to patients. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. Additionally, several of the Company’s dispensing outlets have the right to return expired product at any time. Once products have been dispensed to patients the right of return expires. However, upon the sale of the FazaClo assets, Azur assumed all future liabilities for returns and allowances related to the FazaClo sales that were made by the Company. Therefore, as of the date of the sale of the FazaClo assets, the Company no longer had responsibility for returns and allowances related to its sales of FazaClo.
Beginning in the first quarter of fiscal 2007, the Company obtained third-party information regarding certain wholesaler inventory levels, a sample of outlet inventory levels and third-party market research data regarding FazaClo sales. The third-party data included, (i) IMS Health Audit — National Sales Perspective reports (“NSP”), which is a projection of near-census data of wholesaler shipments of product to all outlet types, including retail and non-retail and; (ii) IMS Health National Prescription Audit (“NPA”) Syndicated data, which captures end-user consumption from retail dispensed prescriptions based upon projected data from pharmacies estimated to represent approximately 60% to 70% of the U.S. prescription universe. Further, the Company analyzed historical rebates and chargebacks earned by State Medicaid, Medicare Part D and managed care customers. Based upon this additional information and analysis obtained, the Company estimated the amount of product that was shipped that was no longer in the wholesale or outlet channels, and hence no longer subject to a right of return. Therefore, the Company began recognizing revenues, net of returns, chargebacks, rebates, and discounts, in the first quarter of fiscal 2007, for product that it estimated had been sold to patients and that was no longer subject to a right of return.
FazaClo product revenues were recorded net of provisions for estimated product pricing allowances including: State Medicaid base and supplemental rebates, Medicare Part D discounts, managed care contract discounts and prompt payment discounts were at an aggregate rate of approximately 25.8% of gross revenues for the fiscal year ended September 30, 2007. Provisions for these allowances were estimated based upon contractual terms and require management to make estimates regarding customer mix to reach. The Company considered its current contractual rates with States related to Medicaid base and supplemental rebates, with private organizations for Medicare Part D discounts and contracts with managed care organizations.
Multiple Element Arrangements.
The Company has arrangements whereby it delivers to the customer multiple elements including technology and/or services. Such arrangements have generally included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. In accordance with EITF 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.
When a delivered element meets the criteria for separation in accordance with EITF 00-21, the Company allocates amounts based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
License Arrangements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones. These arrangements are often multiple element arrangements.
Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has required continuing involvement through research and development services that are related to its proprietary know-how and expertise of the delivered technology, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.
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
Royalty Arrangements. The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing. These arrangements are often multiple element arrangements.
Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. The Company recognizes royalty revenue in the period in which the threshold is exceeded.
When the Company sells its rights to future royalties under license agreements and also maintain continuing involvement in earning such royalties, it defers recognition of any upfront payments and recognize them as revenues over the life of the license agreement. The Company recognizes revenues for the sale of an undivided interest of its Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GlaxoSmithKline for the period to the total remaining royalties that is expected GlaxoSmithKline will pay Drug Royalty USA over the remaining term of the agreement by the unamortized deferred revenues.
Government Research Grant Revenues. The Company recognizes revenues from federal research grants during the period in which the related expenditures are incurred.
Cost of Revenues
Cost of revenues includes direct and indirect costs to manufacture product sold, including the write-off of obsolete inventory, and to provide research and development services. Amortization of acquired FazaClo product rights is classified within cost of revenues under discontinued operations.
Recognition of Expenses in Outsourced Contracts
Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of the Company’s contracts extend across multiple reporting periods, including its largest contract, representing a $7.1 million Phase III clinical trial contract that was entered into in the first fiscal quarter of 2008. A 3% variance in the Company’s estimate of the work completed in its largest contract could increase or decrease its quarterly operating expenses by approximately $213,000.
Capitalization and Valuation of Long-Lived and Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company had no goodwill as of June 30, 2008 as a result of the sale of FazaClo. (See Note 3 “Acquisition of Alamo Pharmaceuticals, Inc. / Sale of FazaClo”). There was no impairment of goodwill for the nine month period ended June 30, 2007.
Intangible assets with finite useful lives are amortized over their respective useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”.) The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method will be used. Identifiable intangible assets acquired with the May 2006 purchase of Alamo represent expected benefits of the FazaClo product rights, customer relationships, trade name and non-compete agreement. These acquired intangible assets were disposed of in fiscal 2007 with the sale of FazaClo to Azur. As of June 30, 2008, intangible assets with indefinite useful lives are comprised of trade names which are not amortized.
In accordance with FAS 144, intangible assets and other long-lived assets, except for goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the review indicates that intangible assets or long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. Factors the Company considers important that could trigger an impairment review include the following:
•	A significant underperformance relative to expected historical or projected future operating results;

•	A significant change in the manner of the Company’s use of the acquired asset or the strategy for its overall business; and/or

•	A significant negative industry or economic trend.
Legal expenses for patent related costs are expensed as incurred and classified as research and development expenses in the Company’s condensed consolidated statements of operations.
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
Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the second quarter of fiscal 2007, the Company updated its projected forfeiture rates as it applies to stock-based compensation considering recent actual data following the implementation of various restructuring initiatives earlier that year. Pre-vesting forfeiture rates for the nine month periods ended June 30, 2008 and 2007 were estimated to be 30% for all employees, officers and directors. Such estimates have been based on the Company’s historical experience. Future estimates and actual results may differ substantially from the Company’s current estimates.
Total compensation expense related to all of the Company’s share-based awards, recognized under FAS 123R, for the three and nine month periods ended June 30, 2008 and 2007 was classified as selling general and administrative expenses and research and development expenses and was comprised of the following:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
From Continuing Operations:
Selling, general and administrative expense	$279,074	$247,078	$852,068	$1,365,874
Research and development expense	71,713	118,853	405,470	336,952

Share-based compensation expense related to continuing operations	350,787	365,931	1,257,538	1,702,826
From Discontinued Operations:	—	171,712	13,905	352,799

Total	$350,787	$537,643	$1,271,443	$2,055,625

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based compensation expense from:
Stock options	$139,010	$302,505	$500,186	$960,407
Restricted stock units	200,066	199,708	642,878	670,028
Restricted stock awards	11,711	35,430	128,379	425,190

Total	$350,787	$537,643	$1,271,443	$2,055,625

Since the Company has a net operating loss carryforward as of June 30, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine month periods ended June 30, 2008 and 2007 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities. (See Note 12 “Employee Equity Incentive Plans.”)
Recently Issued Accounting Pronouncements
FASB Staff Position No. 142-3 (“FSP 142-3”). In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Therefore, the Company will be required to adopt FSP 142-3 for the fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position and results of operations.
Financial Accounting Standards No. 161 (“FAS 161”). In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FAS 133". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Therefore, the Company will be required to adopt FAS 161 for the fiscal year beginning October 1, 2009.
Financial Accounting Standards No. 160 (“FAS 160”). In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financials, an Amendment of ARB No. 51”, which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, the Company will be required to adopt FAS 160 for the fiscal year beginning October 1, 2009. The Company is evaluating the options provided under FAS 160 and their potential impact on its financial condition and results of operations if implemented. The Company does not expect the adoption of FAS 160 to significantly affect its consolidated financial condition or results of operations.
Financial Accounting Standards No. 141(R) (“FAS 141R”). In December 2007, the FASB issued FAS 141R, “Business Combinations: Applying the Acquisition Method”, which retains the fundamental requirements of FAS 141 but provides additional guidance on applying the acquisition method when accounting for similar economic events by establishing certain principles and requirements. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. Therefore, the Company will be required to adopt FAS 141R for the fiscal year beginning October 1, 2009. The Company is evaluating the options provided under FAS 141R and their potential impact on its financial condition and results of operations when implemented. The Company does not expect the adoption of FAS 141R to significantly affect its consolidated financial condition or results of operations.
EITF Issue No. 07-1. In November 2007, the FASB’s Emerging Issues Task Force issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”) which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. Therefore, the Company will be required to adopt EITF 07-1 for the fiscal year beginning October 1, 2009. The Company is continuing to evaluate the impact of adopting the provisions of EITF 07-1; however, it does not anticipate that adoption will have a material effect on its consolidated financial condition or results of operations.
EITF Issue No. 07-3. In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company’s adoption of EITF 07-3 did not have a material impact on its consolidated financial condition or results of operations.
Financial Accounting Standards No. 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement 115”, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company will be required to adopt FAS 159 for the fiscal year beginning October 1, 2008. The Company is evaluating the options provided under FAS 159 and their potential impact on its financial condition and results of operations if implemented. The Company does not expect the adoption of FAS 159 to significantly affect its consolidated financial condition or results of operations.
Financial Accounting Standards No. 157 (“FAS 157”). In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore, the Company will be required to adopt FAS 157 for the fiscal year beginning October 1, 2008. In February 2008, the FASB released FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of FAS

157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning October 1, 2009. The Company is currently evaluating the effect of FAS 157 on its consolidated financial condition and results of operations.
3. ACQUISITION OF ALAMO PHARMACEUTICALS, INC. / SALE OF FAZACLO
On May 24, 2006, pursuant to a Unit Purchase Agreement dated May 22, 2006 (the “Acquisition Agreement”), the Company acquired all of the outstanding equity interests in Alamo from the former members of Alamo (the “Selling Holders”) for approximately $29.2 million in consideration, consisting of approximately $4.0 million in cash, promissory notes with an aggregate face value of $25.1 million and an estimated fair value of $24.3 million, and $912,000 in acquisition-related transaction costs. The purchase price exceeded the net assets acquired, resulting in the Company recording $22.1 million of goodwill. The results of operations of Alamo were included in the Company’s consolidated financial statements from the date of acquisition until the sale of the Alamo assets in fiscal 2007, at which time the Alamo-related results of operations for all periods presented were reclassified as discontinued operations. The Company intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia, which was planned for early 2007; however, due to the receipt of the FDA approvable letter and resulting delay in the planned launch of Zenvia, the Company entered into an agreement to sell FazaClo in July 2007. Details of the sale of FazaClo are described below.
In connection with the Alamo acquisition, the Company also agreed to pay the selling holders up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo (clozapine USP), an orally disintegrating drug for the treatment of refractory schizophrenia. On May 15, 2007, the Company issued an additional $2,000,000 promissory note based on FazaClo sales rates through that quarter and on August 15, 2007, the Company issued a second promissory note, also in the principal amount of $2,000,000. The remaining earn-out payments of $35,450,000 are based on the achievement of certain target levels of FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018. In connection with the FazaClo sale, Azur assumed these remaining contingent payment obligations, however, the Company is still contingently liable in the event of default by Azur.
The Company also previously agreed to pay the selling holders one-half of all net licensing revenues that it may receive through December 31, 2018 from licenses of FazaClo outside of the U.S., if any (“Non-US Licensing Revenues”). There were no Non-US Licensing Revenues through August 3, 2007, the date of sale of FazaClo, and these future obligations have been assumed by Azur as described below.
In the first quarter of fiscal 2007, the Company recognized a reduction of $3.1 million to the purchase price of Alamo as a result of a reduction in the estimated amount of certain assumed liabilities acquired, and thereby reduced the carrying value of goodwill. Additionally, through the sale of FazaClo in August 2007, the purchase price of Alamo was cumulatively increased by a net of approximately $20,000, as a result of the issuance of additional notes payable in fiscal 2007 totaling $4.0 as additional consideration (see above), less cumulative reductions of $3.98 million to the assumed liabilities.
In June 2008, the Company entered into an agreement which provided for the acceleration of the payment of the outstanding principal under the senior notes with an outstanding balance of $12 million (net of unamortized discount of $140,000) for a total sum of $10.9 million in full satisfaction of the Notes, recognizing a gain on extinguishment of debt of $968,000 (net of unamortized discount of $140,000). The accelerated payment of the Notes represented an estimated savings of approximately $1.2 million in principal and interest payments through the original maturity date, net of estimated lost earnings on cash balances that would have been held through the maturity date. (See Note 10 — Notes Payable.)
Sale of FazaClo, Presentation of Discontinued Operations, and Working Capital Adjustment
In August 2007, the Company sold FazaClo and its related assets and operations to Azur. In connection with the sale, the Company received approximately $43.9 million in upfront consideration and has the right to receive up to an additional $10.0 million in contingent payments in 2009, subject to the satisfaction of certain regulatory conditions. In addition, Azur is obligated to pay up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo upon the achievement of certain milestones were assumed by Azur; however, the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur in August 2007.
In accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results relating to FazaClo have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
The Asset Purchase Agreement (the “Agreement”) with Azur provides for an adjustment to the sale price of FazaClo in connection with the final determination of the amount of net working capital (as defined in the Agreement) included as part of the sale (“Net Working Capital Adjustment”). The Agreement also stipulates that an adjustment to net working capital shall only exist if the final Net Working Capital Adjustment is greater than $250,000. As of September 30, 2007, based on the knowledge and information that the Company had at the time, it estimated that the Net Working Capital Adjustment was less than the $250,000 threshold. However, in January 2008, the Company received claims from Azur that the Net Working Capital Adjustment should reduce the sale price of FazaClo by approximately $2.0 million. The Company disputed the amount of Net Working Capital Adjustment claimed by Azur. However, based upon new information and its own analysis, for the quarter ended December 31, 2007, the Company accrued a liability of $868,000 and recognized a charge in its statement of operations as a result of potential Net Working Capital Adjustment. On August 1, 2008, the independent arbitrator engaged by the Company and Azur determined the Net Working Capital Adjustment to be $1,352,000. As a result, for the quarter ended June 30, 2008, the Company increased its accrual on the Net Working Capital Adjustment to $1,352,000, and recognized an additional charge of $484,000 in its statement of operations. In accordance with FAS 154 “Accounting for Changes and Error Corrections” the Net Working Capital Adjustment is considered a change in estimate and represents new information that was not available as of September 30, 2007. The accrued liability related to the Net Working Capital Adjustment as of June 30, 2008 is included in current liabilities of discontinued operations in the accompanying balance sheet, and the charges in the statement of operations from the Net Working Capital Adjustment are included in loss from discontinued operations in the accompanying statement of operations.
In addition to the accrued loss on the Net Working Capital Adjustment of $1.4 million, the Company recognized an additional $217,000 of other costs related to the operations of FazaClo business during the nine months ended June 30, 2008, which, the Company initially estimated were assumed by Azur.
A summarized statement of operations for the discontinued operations for the three and nine months ended June 30, 2007 is as follows:

	For the three months	For the nine months
	ended June 30, 2007	ended June 30, 2007
REVENUES FROM PRODUCT SALES
Net revenues	$4,938,708	$15,038,523
Cost of revenues	1,535,535	3,930,323

Product gross margin	3,403,173	11,108,200

OPERATING EXPENSES
Research and development	1,301,730	2,960,244
Selling, general and administrative	3,058,497	11,915,325

Loss from operations	(957,054)	(3,767,369)

OTHER EXPENSE
Interest expense	(182,922)	(548,767)

Loss before provision for income taxes	(1,139,976)	(4,316,136)

Provision for income taxes	—	—

NET LOSS	$(1,139,976)	$(4,316,136)

4. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
In fiscal 2006, the Company relocated all operations other than research from San Diego, California to Aliso Viejo, California. In fiscal 2007, following the Company’s receipt of a non-renewal and termination notice from AstraZeneca and the successful completion of the development services under an agreement with Novartis, the Board of Directors approved a plan of disposition to exit the Company’s facilities in San Diego. Pursuant to this plan, the Company subleased a total of approximately 48,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Orange County, California.
The following table presents the restructuring activities for the nine months ended June 30, 2008:

	September 30,	Payments/	June 30,
	2007	Adjustments	2008
Accrued Restructuring:
Employee severance and relocation benefits	$75,790	$(75,790)	$—
Lease restructuring liabilities	2,223,802	(991,594)	1,232,208

Total	2,299,592	$(1,058,914)	1,240,678

Less: current portion	(1,163,627)		(346,765)

Non-current portion	$1,135,965		$893,913

The current portion of the lease restructuring liabilities of $338,000 is included in “Accrued Expenses and Other Liabilities” and the non-current portion of lease restructuring liability of $894,000 is included in “Accrued Expenses and Other Liabilities, net of Current Portion” in the accompanying condensed consolidated balance sheet at June 30, 2008.
5. INVENTORIES
The composition of inventories is as follows:

	June 30,	September 30,
	2008	2007
Raw materials	$1,333,277	$1,354,991
Less: current portion	(17,000)	(17,000)

Long-term portion	$1,316,277	$1,337,991

Inventories relate to the active pharmaceutical ingredients docosanol and Zenvia. The amount classified as long-term inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities are as follows:

	June 30, 2008	September 30, 2007
Accrued research and development expenses	$629,775	$419,989
Accrued general and administrative expenses	283,993	287,517
Deferred rent	47,166	34,432
Lease restructuring liabilities	1,232,208	2,223,802
Other	88,955	255,520

Total accrued expenses and other liabilities	2,282,097	3,221,260
Less: current portion	(1,341,019)	(2,050,864)

Non-current total accrued expenses and other liabilities	$941,078	$1,170,396

See Note 3 for a description of current liabilities of discontinued operations.
7. DEFERRED REVENUES
The following table sets forth as of June 30, 2008 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and other agreements.

	Drug Royalty
	USA	Other
	Agreement	Agreements	Total
Deferred revenues as of October 1, 2007	$14,738,509	$581,921	$15,320,430
Changes during the period:
Additions	—	250,000	250,000
Recognized as revenues during period	(1,915,469)	(240,823)	(2,156,292)

Deferred revenues as of June 30, 2008	$12,823,040	$591,098	$13,414,138

Classified and reported as:
Current portion of deferred revenues	$2,093,912	$477,191	$2,571,103
Deferred revenues, net of current portion	10,729,128	113,907	10,843,035

Total deferred revenues	$12,823,040	$591,098	$13,414,138

8. COMPUTATION OF NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In loss periods, certain of the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the nine month period ended June 30, 2008, a total of 648,803 stock options, 12,509,742 stock warrants, 3,000 restricted stock awards and 2,296,809 restricted stock units were excluded from the computation of diluted net loss per share. For the nine month period ended June 30, 2007 a total of 1,011,544 stock options, 1,018,943 stock warrants and 2,107,703 restricted stock units were excluded from the computation of diluted net loss per share.

9. COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net loss	$(1,440,375)	$(9,150,379)	$(12,279,393)	$(33,018,268)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	—	3,042	3,272	82,341

Total comprehensive loss	$(1,440,375)	$(9,147,337)	$(12,276,121)	$(32,935,927)

10. NOTES PAYABLE
In June 2008, the Company accelerated the repayment of the outstanding principal under the promissory notes issued in connection with the acquisition of Alamo (the “Notes”). At the time of repayment, the Notes had an outstanding balance of $12 million (net of unamortized discount of $140,000), which was retired early in consideration for a single payment of $10.9 million in full satisfaction of the Notes. The Company recognized a gain on extinguishment of debt of $968,000 (net of unamortized discount of $140,000). The accelerated repayment of the Notes represented an estimated savings of approximately $1.2 million in principal and interest payments through the original Maturity Date, net of estimated lost earnings on cash balances that would have been held through the Maturity Date.
11. SHAREHOLDERS’ EQUITY
In April 2008, the Company closed a registered securities offering raising $40 million in gross proceeds ($38 million after offering expenses) from a select group of institutional investors led by ProQuest Investments and joined by Clarus Ventures, Vivo Ventures, and OrbiMed Advisors. In connection with the offering, approximately 35 million shares of common stock were issued at a price of $1.14 per share unit. Additionally, the Company issued warrants to acquire up to approximately 12.2 million common shares at $1.43 per share. The warrants have a 5-year exercise term, but can be called for redemption for a nominal price. The proceeds are expected to provide adequate capital to ensure continuing operations through the anticipated timing of the FDA approval decision for Zenvia for the PBA indication.
During the nine month period ended June 30, 2008, the Company issued 83,985 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers exercised their option to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 15,779 shares of common stock at an average market price of $1.46 per share.
Also during the nine months ended June 30, 2008, 2,000 shares of common stock, previously issued as a restricted stock award, were surrendered upon the termination of an employee and 4,983 shares of restricted stock were surrendered to pay for the minimum required withholding taxes associated with the vesting of the restricted stock award.
During January 2008, the Company sold and issued a total of 34,568 shares of its Class A common stock for aggregate gross offering proceeds of $44,200 ($42,700 after offering expenses, including underwriting discounts and commissions). In April 2008, the Company notified Brinson Patrick Securities Corporation that it had terminated the outstanding financing facility with the Corporation.
In November 2007, warrants to purchase 1,053,000 shares of the Company’s common stock at an exercise price of $3.30 per share expired unexercised. As of June 30, 2008, warrants to purchase 12,509,742 shares of the Company’s common stock at a weighted-average exercise price per share of $1.60 remained outstanding, all of which are exercisable.

12. EMPLOYEE EQUITY INCENTIVE PLANS
The Company currently has five equity incentive plans (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. All of the Plans were approved by the shareholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Stock-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.
During the nine month periods ended June 30, 2008 and 2007, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s employees and consultants. Under the Plans, as of June 30, 2008, the Company had an aggregate of 7,923,580 shares of its common stock reserved for future issuance. Of those shares, 2,948,613 were subject to outstanding options and other awards and 4,974,967 shares were available for future grants of share-based awards. As of June 30, 2008, no options were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2008, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of June 30, 2008.
Stock Options. Stock options are granted with an exercise price equal to the current market price of the Company’s common stock at the grant date and have 10-year contractual terms. For option grants to employees, 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; for option grants to non-employee directors, one-third of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining two-thirds of the option shares vest and become exercisable daily or quarterly in equal installments thereafter over two years; and for certain option grants to non-employee directors, options have been granted as fully vested and exercisable at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
Summaries of stock options outstanding and changes during the nine month period ended June 30, 2008 are presented below.

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	term	intrinsic
	shares	share	(in years)	value
Outstanding, October 1, 2007	1,040,581	$7.69
Forfeited	(391,778)	$8.74

Outstanding, June 30, 2008	648,803	$7.05	7.2	$—

Vested and expected to vest in the future, June 30, 2008	497,440	$8.31	6.7	$—

Exercisable, June 30, 2008	294,232	$10.73	5.5	$—

There were no options granted during the nine month period ended June 30, 2008. The weighted average grant-date fair values of options granted during the nine month period ended June 30, 2007 was $2.14 per share. There were no options exercised in the nine month period ended June 30, 2008. The total intrinsic value of options exercised during the nine month period ended June 30, 2007 was $271,000 based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2008, the total unrecognized compensation cost related to unvested options was $917,000 which is expected to be recognized over the weighted-average period of 1.9 years, based on the vesting schedules.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”), which uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
Assumptions used in the Black-Scholes model for options granted during the nine month period ended June 30, 2007 were as follows:

2007
Expected volatility	75%-103%
Weighted-average volatility	88%
Average expected term in years	6.0
Risk-fee interest rate (zero coupon U.S. Treasury Note)	4.7%
Expected dividend yield	0%
The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.20 – $1.29	150,960	8.7	$1.28	6,250	$1.20
$2.41 – $2.88	128,504	8.7	$2.44	7,723	$2.88
$4.50 – $6.80	68,251	5.4	$5.72	50,126	$5.60
$6.92 – $9.92	47,125	7.0	$7.91	31,500	$8.41
$10.24 – $11.76	151,688	6.6	$11.66	114,847	$11.63
$12.12 – $16.60	89,000	6.0	$14.34	70,511	$14.04
$19.38 – $19.38	13,275	0.9	$19.38	13,275	$19.38

	648,803	7.2	$7.05	294,232	$10.73

Restricted stock units. RSUs generally vest based on three years of continuous service. The following table summarizes the RSU activities for the nine months ended June 30, 2008:

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2007	1,914,988	$2.17
Granted	867,351	$1.49
Vested	(254,279)	$2.89
Forfeited	(231,250)	$1.75

Unvested, June 30, 2008	2,296,810	$1.87

During the nine month period ended June 30, 2008, the Company awarded 867,351 shares of restricted stock units to employees with a weighted average grant date fair value of $1.49 and exercisable at a purchase price of $0.00 per share.
At June 30, 2008, there were 148,000 shares of restricted stock with a weighted-average grant date fair value of $2.93 awarded to directors that have vested but are still restricted until the directors resign.

The grant-date fair value of RSUs granted during the nine month periods ended June 30, 2008 and 2007 was $1,288,000 and $4,032,000, respectively. As of June 30, 2008, the total unrecognized compensation cost related to unvested shares was $3,112,000 which is expected to be recognized over a weighted-average period of 2.0 years, based on the vesting schedules.
Restricted stock awards. Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. Typically, the shares are acquired shortly after the granting of the award and the shares are then subject to a right of repurchase or forfeiture that lapses over time in accordance with a vesting schedule. The shares of restricted stock cannot be sold, pledged or otherwise disposed of until the award vests, and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards typically vest on the second or third anniversary of the grant date or on a graded vesting schedule over three years of employment. A summary of unvested restricted stock awards as of June 30, 2008 and changes during the nine month periods ended June 30, 2008 are presented below.

		Weighted
	Number of	average grant
	shares	date fair value
Unvested, October 1, 2007	22,500	$11.87
Vested	(17,500)	$13.29
Forfeited	(2,000)	$6.91

Unvested, June 30, 2008	3,000	$6.91

There were no restricted stock awards granted in the nine month period ended June 30, 2008. The grant-date fair value of restricted stock awards granted in the nine month period ended June 30, 2007 was $110,000. As of June 30, 2008, the total unrecognized compensation cost related to unvested shares was $11,000 which is expected to be recognized over a weighted-average period of 0.1 years.
The Company received no cash from exercised options and restricted stock awards under all share-based payment arrangements during the nine month period ended June 30, 2008. During the nine month period ended June 30, 2007, the Company received a total of $294,000 in cash from exercised options and restricted stock awards under all share-based payment arrangements. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the nine month periods ended June 30, 2008 and 2007.
13. COMMITMENTS AND CONTINGENCIES
Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does it have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, the Company paid $75,000 to CNS under the CNS license agreement, and will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses Zenvia to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.

Eurand, Inc. In August 2006, the Company entered into a development and license agreement (“Eurand Agreement”) with Eurand, Inc. (“Eurand”), under which Eurand will provide research and development services using Eurand’s proprietary technology to develop a once-a-day controlled release capsule, a new formulation of Zenvia for the treatment of PBA (“Controlled-Release Zenvia”). Under the terms of the Eurand Agreement, the Company will pay Eurand for development services on a time and material basis. The Company will be required to make payments up to $7.6 million contingent upon achievement of certain development milestones and up to $14.0 million contingent upon achievement of certain sales targets. In addition, the Company will be required to make royalty payments based on sales of Controlled-Release Zenvia. No such payments were made in the first nine months of fiscal 2008. In December 2006, the Company suspended further work under this agreement until resolution of further development plans for Zenvia resulting from its meeting with the FDA in late February 2007. All material remaining obligations would only be due in the event the Company re-initiate the agreement in the future. As of June 30, 2008, the Company had not yet reinitiated work under this agreement.
Contingencies. In the ordinary course of business, the Company may face various claims brought by third parties and it may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the Company’s operations or financial position.
In September 2007, a court awarded the Company reimbursement of attorneys’ fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, the Company received the proceeds from the settlement in the amount of $1.25 million. The proceeds were recorded as Other Income in the third fiscal quarter of 2008.
In addition, it is possible that the Company could incur termination fees and penalties if it elected to terminate contracts with certain vendors, including clinical research organizations.
Guarantees and Indemnities. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of California, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have Avanir pay for the costs associated with the defense and settlement of claims, typically in circumstances where Avanir has failed to meet its contractual performance obligations in some fashion.
The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2008.
14. SEGMENT INFORMATION
The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the U.S.; therefore, total revenues for the three and nine month periods ended June 30, 2008 and 2007 are attributed to the U.S. All long-lived assets at June 30, 2008 and September 30, 2007 are located in the U.S.

For the three month periods ended June 30, 2008 and 2007, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 22% and 21% of total net revenues, respectively. For the nine month periods ended June 30, 2008 and 2007, the sale of rights to royalties under the GSK license agreement were 49% and 31% of total net revenues, respectively. The increase in GSK royalties as a percentage of total revenue is attributed to royalty revenue of $934,000 recorded in the first fiscal quarter of 2008, an increase of $720,000 from the royalty received in fiscal 2007, pursuant to the GSK license agreement in which the Company is entitled to receive 4% of all annual net sales of Abreva in North America in excess of $62 million during each calendar year. For the nine month period ended June 30, 2007, 19% of the Company’s total net revenues were derived from its license agreement with AstraZeneca. No revenues were derived from AstraZeneca in the three month period ended June 30, 2007. For the three and nine month periods ended June 30, 2007, 8% and 18% of the Company’s total net revenues, respectively, were derived from its license agreement with Novartis. No revenues were derived from AstraZeneca or Novartis in the three and nine month periods ended June 30, 2008.
Net trade-related receivables for docosanol product sales accounted for 2% of net receivables as of June 30, 2008.
15. LICENSE AGREEMENTS
In March 2008, the Company entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use its proprietary Xenerex Technology platform. Under the terms of the Agreement, the Company is obligated to complete the remaining work under the Company’s NIH/NIAID grant (“NIH grant”). As such, revenue resulting from upfront payments totaling $250,000 that were received in the second fiscal quarter of 2008 will be deferred until the remaining work is completed under the Asset Purchase and License Agreement. The $2 million NIH grant was awarded to the Company in July 2006 in order to establish a cGMP manufacturing process for the anthrax antibody and test efficacy of the fully human monoclonal antibody in non-human primates. The NIH grant expired on June 30, 2008.
16. SUBSEQUENT EVENTS
In June 2008, the European Patent Office notified the Company of the approval of a new patent for Zenvia, thereby protecting the Company’s commercial exclusivity for Zenvia into 2023.
In January 2008, Azur made claims that the Net Working Capital Adjustment should reduce the sale price by approximately $2.0 million, which was approximately $1.1 million more than the amount that the Company had accrued. As a result, as provided by the Agreement, the Company and Azur engaged the services of a U.S. national accounting firm to serve as an independent arbitrator to resolve this dispute of the Net Working Capital Adjustment. The arbitrator rendered a decision in August 2008 resulting in an additional accrual of $484,000. The $484,000 is reflected in current liabilities of discontinued operations at June 30, 2008. (see Note 3)
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended June 30, 2008 may also be referred to as the third quarter of fiscal 2008.

EXECUTIVE OVERVIEW
We are a pharmaceutical company focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets in the areas of the central nervous system and inflammatory diseases. Our lead product candidate, Zenvia (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of PBA and DPN pain. Our first commercialized product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. Our inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. Our infectious disease program has historically been focused primarily on anthrax antibodies and, in March 2008, we sold our rights to this program to Emergent Biosolutions. Under the terms of the Emergent agreement, we were obligated to complete the remaining work under our NIH/NIAID grant. The NIH/NIAID grant (“NIH grant”), which funded the anthrax antibody program, expired on June 30, 2008. All work was completed under the grant. In connection with the anthrax antibody program, we also ceased all future research and development work related to the Xenerex program on June 30, 2008.
Zenvia Status
Zenvia is currently in Phase III clinical development for the treatment of two conditions: (1) pseudobulbar affect (“PBA”), which is an involuntary emotional expression disorder and (2) diabetic peripheral neuropathic (“DPN pain”).
In October 2006, we received an “approvable” letter from the FDA for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns and the safety concerns will require additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concerns relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concerns, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower dose formulations. The goal of the study is to demonstrate improved safety while maintaining significant efficacy at a lower dose. In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process, on the design of a single confirmatory Phase III clinical trial of Zenvia for the treatment of patients with PBA. We enrolled our first patient in this trial in December 2007 and as of August 2008, we are on target with our expected enrollment numbers. In May 2008, we informed the FDA of our intention to increase the planned patient enrollment numbers from 270 to approximately 300 in order to provide additional statistical power to the trial and increase the size of our safety database. We continue to expect this study to be completed (as defined as top-line safety and efficacy data becomes available) during the second half of calendar 2009, even after allowing for the increase in the size of the trial.
In April 2007, we announced positive top-line data results from our first Phase III clinical trial of Zenvia for DPN pain. Before discussing a further Phase III trial with the FDA, we made the decision to conduct a formal pharmacokinetic (“PK”) study to identify a lower quinidine dose formulation that may have similar efficacy to the doses tested in the Phase III study. While we have received no formal direction from the FDA to lower quinidine dose formulation for DPN pain, we believe it is the most prudent course of action given the current regulatory environment and the FDA’s concerns raised over Zenvia for PBA. In May 2008, we reported a positive outcome of the formal PK study and announced that we identified alternative lower-dose quinidine formulations of Zenvia for DPN pain. The two new doses are intended to deliver similar efficacy and improved safety/tolerability versus the formulations previously tested for this indication. We intend to incorporate the PK study data into the Zenvia patent portfolio, submit a Phase III protocol to FDA under Special Protocol Assessment (“SPA”) process by year end calendar 2008 and evaluate strategic options for funding further development in DPN pain.
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
In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of our anthrax antibodies and license to use our proprietary Xenerex Technology platform. Under the terms of the Agreement, we are obligated to complete the remaining work under our NIH/NIAID grant (“NIH grant”). As such, revenue resulting from upfront payments totaling $250,000 that were received in the second fiscal quarter of 2008 will be deferred until the remaining work is completed under the Agreement. The NIH/NIAID grant (“NIH grant”), which funded the anthrax antibody program, expired on June 30, 2008. All work was completed under the grant. In connection with the anthrax antibody program, we also ceased all future research and development work related to the Xenerex program on June 30, 2008.
Restructuring Activities
In May 2006, we acquired FazaClo® (clozapine, USP), a product marketed for the management of treatment-resistant schizophrenia and the reduction in the risk of recurrent suicidal behavior in schizophrenia or schizoaffective disorders. We had intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia for PBA, a launch that was planned for early 2007. However, due to the receipt of the approvable letter and the resulting delay in the planned launch of Zenvia, the strategic rationale for continued marketing of FazaClo by Avanir no longer existed. Therefore, we entered into an agreement in July 2007 to sell FazaClo to Azur Pharma. The sale, which closed August 3, 2007, provided approximately $43.9 million in an up-front cash payment and may provide up to an additional $10.0 million in contingent payments to be paid in calendar year 2009, subject to certain regulatory conditions. In addition, we are eligible to receive up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. Azur acquired the FazaClo sales force and support operations, representing approximately 80 employees in total. As a result, we became a substantially smaller organization following the sale of FazaClo, as well as the divestiture of our drug discovery operations in San Diego, and will be principally focused over the next two to three years on seeking regulatory approval of Zenvia for the treatment of patients with PBA and patients with DPN pain. We have suspended all funding activities for our selective cytokine inhibitor program and have also ended all further prosecution and maintenance of associated patents.

As a result of these initiatives, we have undergone significant organizational changes since fiscal 2007. Our principal focus is currently on gaining regulatory approval for Zenvia TM, first for the treatment of patients with PBA and then for patients with DPN pain. We believe that the proceeds from the sale of FazaClo and the proceeds from the April 2008 common stock offering will be sufficient to fund our operations, including our ongoing confirmatory Phase III trial for Zenvia in patients with PBA, through the date by which we expect that FDA will render an approval decision with respect to Zenvia for PBA. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
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

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007
Revenues and Cost of Revenues

	Three Months ended
	June 30,
	2008	2007	$ Change	% Change
PRODUCT SALES
Net revenues	$3,550	$—	$3,550	100%
Cost of revenues	—	—	—	0%

Gross margin	$3,550	$—	$3,550	100%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
Research services	$—	$181,692	$(181,692)	-100%
Government research grant	527,517	122,398	405,119	331%
License agreements	1,534,552	1,443,543	91,009	6%
Royalty and sale of royalty rights	584,314	453,091	131,223	29%

Revenues from licenses, research services and grants	2,646,383	2,200,724	445,659	20%

Costs:
Research services	155,450	1,202,476	(1,047,026)	-87%
Government research grant	358,028	201,178	156,850	78%

Costs from research services and grants	513,478	1,403,654	(890,176)	-63%

Research services and other gross margin	2,132,905	797,070	1,335,835	168%

Total gross margin	$2,136,455	$797,070	$1,339,385	168%

Revenues
Net product revenues for the three months ended June 30, 2008 include sales of docosanol 10% cream of $4,000. Revenues from licenses, royalties, research services and grants increased by $446,000 to $2.6 million for the third quarter of fiscal 2008 compared to $2.2 million in the third quarter of fiscal 2007. The increase in revenues is attributed to an increase of $405,000 in government grant revenue related to our anthrax antibody program, which ended June 30, 2008. This increase is offset by a decrease in research revenue of $182,000 primarily related to our research services agreements with AstraZeneca and Novartis, neither of which are still active.
Potential revenue-generating contracts that remained active as of June 30, 2008 include several docosanol 10% cream license agreements and our license agreement with Novartis for our MIF technology. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
Cost of licenses, research services and grants declined to $513,000 or 19% of revenues for the third quarter of fiscal 2008 compared with $1.4 million or 64% of revenues for the third quarter of fiscal 2007. The decline in cost of revenues is primarily attributed to a 87% decline in the cost of research services due to the termination of the AstraZeneca agreement and non-renewal of the Novartis agreement. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.

Operating Expenses

	Three Months ended
	June 30,
	2008	2007	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,139,685	$2,604,294	$535,391	21%
Selling, general and administrative	2,350,071	7,469,784	(5,119,713)	-69%

Total Operating Expenses	$5,489,756	$10,074,078	$(4,584,322)	-46%

Research and Development Expenses
Research and development expenses increased by $535,000 from $2.6 million in the third quarter of fiscal 2007 to $3.1 million for the third quarter of fiscal 2008. The increase is primarily due to increased costs incurred for Zenvia due to the confirmatory Phase III trial for the PBA indication of Zenvia.
Over the next two years, we expect that our research and development costs will consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $5.1 million from $7.5 million for the third quarter of fiscal 2007 compared to $2.4 million for the third quarter of fiscal 2008. The decrease is primarily attributed to a decrease in our overall selling, general and administrative expenses as a result of the restructuring and the significant organizational changes that we made to our infrastructure in the last half of fiscal 2007. Specifically, the decrease is primarily attributed to expense reductions in personnel, legal and consulting expenses.
Share-Based Compensation
During the second quarter of fiscal 2007, we updated our projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the nine month periods ended June 30, 2008 and 2007 were estimated to be approximately 30% based on our historical experience. Future estimates may differ substantially from our current estimates.
Total compensation expense for our share-based payments in the three month period ended June 30, 2008 and the same period in 2007 was $351,000 and $538,000, respectively. Selling, general and administrative expense in the three month periods ended June 30, 2008 and 2007 include share-based compensation expense of $279,000 and $247,000, respectively. Research and development expense in the three month periods ended June 30, 2008 and 2007 include share-based compensation expense of $72,000 and $119,000, respectively. As of June 30, 2008, $4.0 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.0 years. See Note 12, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
For the three month period ended June 30, 2008, interest expense decreased to $114,000, compared to $233,000 for the same period in the prior year. The decrease in interest expense in 2008 is primarily due to a 3% decrease in the interest rate applied to Senior Notes as compared to the prior year. In addition, the balance on the Notes decreased as compared to the prior year, mostly attributed to the $11 million payment made in August 2007. The Seller Notes were issued in connection with the purchase of Alamo.
For the three month period ended June 30, 2008, interest income increased to $316,000, compared to $89,000 for the same period in the prior year. The increase is due to approximately a 500% increase in the average balance of cash, cash equivalents and investments in securities for the quarter ended June 30, 2008, compared to the same period in the prior year.

In the third fiscal quarter of 2008, a gain on extinguishment of debt was recorded in the amount of $968,000 resulting from the Company’s accelerated re-payment of the outstanding principal under the Senior Notes. The Company paid $10.9 million in full satisfaction of the Notes. The accelerated repayment of the Notes represented an estimated savings of approximately $1.2 million in principal and interest payments through the original Maturity Date, net of estimated lost earnings on cash balances that would have been held through the Maturity Date.
In September 2007, a court awarded us reimbursement of attorneys fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, we received the settlement in the amount of $1.25 million. The settlement was recorded in Other Income in the third quarter of fiscal 2008.
Loss from Discontinued Operations
Loss from discontinued operations was $484,000 in the three month period ended June 30, 2008, compared to loss from discontinued operations of $1.1 million for the three month period ended June 30, 2007. The loss recognized in the three month period ended June 30, 2008 is attributed to the accrual for the Net Working Capital Adjustment of $484,000.
Net Loss
Net loss was $1.4 million, or $0.02 per share, in the three month period ended June 30, 2008, compared to a net loss of $9.2 million, or $0.23 per share for the three month period ended June 30, 2007.
COMPARISON OF NINE MONTHS ENDED JUNE 30, 2008 AND 2007
Revenues and Cost of Revenues

	Nine Months ended
	June 30,
	2008	2007	$ Change	% Change
PRODUCT SALES
Net revenues	$129,820	$—	$129,820	100%
Cost of revenues	21,714	—	21,714	100%

Gross margin	$108,106	$—	$108,106	100%

LICENSES, RESEARCH SERVICES AND GRANTS
Revenues:
Research services	$—	$2,372,384	$(2,372,384)	-100%
Government research grant	1,006,922	475,474	531,448	112%
License agreements	1,648,459	1,556,827	91,632	6%
Royalty and sale of royalty rights	2,993,992	1,955,804	1,038,188	53%

Revenues from licenses, research services and grants	5,649,373	6,360,489	(711,116)	-11%

Costs:
Research services	232,257	2,973,715	(2,741,458)	-92%
Government research grant	915,563	666,166	249,397	37%

Costs from research services and grants	1,147,820	3,639,881	(2,492,061)	-68%

Research services and other gross margin	4,501,553	2,720,608	1,780,945	65%

Total gross margin	$4,609,659	$2,720,608	$1,889,051	69%

Revenues
Net product revenues for the nine months ended June 30, 2008 include sales of docosanol 10% cream of $130,000. Revenues from licenses, royalties, research services and grants declined by $700,000 to $5.6 million for the first nine months of fiscal 2008 compared to $6.4 million in the first nine months of fiscal 2007. The decrease in revenues is attributed to a decline in revenue of $2.4 million from research services from our agreements with AstraZeneca and Novartis. In the second fiscal quarter of 2008, neither of the collaboration services agreements with

AstraZeneca or Novartis were still active, although our license agreement with Novartis remained in effect at that time.
The revenue decrease was partially offset by an increase in revenue from royalties of $1 million. The increase in royalty revenue is related to royalty revenue from GSK of $934,000 recorded in the first quarter of 2008 an increase of $720,000 from the prior year, pursuant to the royalty sale arrangement relating to our GSK license agreement in which we are entitled to receive 4% of all annual net sales of Abreva in North America in excess of $62 million.
Potential revenue-generating contracts that remained active as of June 30, 2008 include several docosanol 10% cream license agreements and our license agreement with Novartis for our MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
Cost of product revenues for the nine months ended June 30, 2008 include the cost of docosanol 10% cream. Cost of licenses, research services and grants declined to $1.2 million or 20% of revenues for the first nine months of fiscal 2008 compared with $3.6 million or 57% of revenues for the first nine months of fiscal 2007. The decline in cost of revenues is primarily attributed to a 92% decline in the cost of research services due to the termination of the AstraZeneca agreement and non-renewal of the Novartis agreement. The cost of licenses, research services and grants includes primarily direct and indirect payroll costs and the costs of outside vendors.
Operating Expenses

	Nine Months ended
	June 30,
	2008	2007	$ Change	% Change
OPERATING EXPENSES
Research and development	$10,090,610	$13,769,286	$(3,678,676)	-27%
Selling, general and administrative	7,897,085	18,885,623	(10,988,538)	-58%

Total Operating Expenses	$17,987,695	$32,654,909	$(14,667,214)	-45%

Research and Development Expenses
Research and development expenses decreased by $3.7 million from $13.8 million in the first nine months of fiscal 2007 to $10.1 million for the first nine months of fiscal 2008. The decrease is primarily due to decreased costs incurred for Zenvia as we were conducting a study in the first six months of fiscal 2007 for the DPN pain indication of Zenvia.
Over the next two years, we expect that our research and development costs will consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11.0 million from $18.9 million for the first nine months of fiscal 2007 compared to $7.9 million for the first nine months of fiscal 2008. The decrease resulted primarily from expenses incurred in the first fiscal quarter of 2007 in preparation for commercial readiness for the launch of Zenvia which were not repeated in the first fiscal quarter of 2008. In addition, the decrease is also attributed to a decrease in our overall selling, general and administrative expenses as a result of the restructuring and the significant organizational changes that we made to our infrastructure in the last half of fiscal 2007.
Share-Based Compensation
During the second quarter of fiscal 2007, we updated our projected forfeiture rates as it applies to stock-based compensation considering recent actual data. Forfeiture rates for the nine month periods ended June 30, 2008 and

2007 were estimated to be approximately 30% based on our historical experience. Future estimates may differ substantially from our current estimates.
Total compensation expense for our share-based payments in the nine month period ended June 30, 2008 and the same period in 2007 was $1.3 million and $2.1 million, respectively. Selling, general and administrative expense in the nine month periods ended June 30, 2008 and 2007 include share-based compensation expense of $852,000 and $1.4 million, respectively. Research and development expense in the nine month periods ended June 30, 2008 and 2007 include share-based compensation expense of $405,000 and $337,000, respectively. As of June 30, 2008, $4.0 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.0 years. See Note 12, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
For the nine month period ended June 30, 2008, interest expense decreased to $540,000, compared to $786,000 for the same period in the prior year. The decrease in interest expense in 2008 is primarily due to a decrease in the interest rate applied to the Seller Notes. The average interest rate applied to the Senior Notes decreased by 1% from the first nine months of fiscal 2008 compared to the same period in 2007. In addition, the balance on the Notes decreased as compared to the prior year mostly due to the $11 million payment made in August 2007. The Seller Notes were issued in connection with the purchase of Alamo.
For the nine month period ended June 30, 2008, interest income increased to $1 million, compared to $425,000 for the same period in the prior year. The increase is due to approximately a 174% increase in the average balance of cash, cash equivalents and investments in securities for the nine months ended June 30, 2008, compared to the same period in the prior year.
In the third fiscal quarter of 2008, a gain on extinguishment of debt was recorded in the amount of $968,000 resulting from the Company’s accelerated re-payment of the outstanding principal under the Senior Notes. The Company paid $10.9 million in full satisfaction of the Notes. The accelerated repayment of the Notes represented an estimated savings of approximately $1.2 million in principal and interest payments through the original Maturity Date, net of estimated lost earnings on cash balances that would have been held through the Maturity Date.
In September 2007, a court awarded us reimbursement of attorneys fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, we received the settlement in the amount of $1.25 million. The settlement is recorded in Other Income in the third quarter of fiscal 2008.
Loss from Discontinued Operations
Loss from discontinued operations was $1.6 million in the nine month period ended June 30, 2008, compared to loss from discontinued operations of $4.3 million for the nine month period ended June 30, 2007. The loss recognized in the nine month period ended June 30, 2008 is attributed to the accrual for the Net Working Capital Adjustment of $1.4 million as well as additional costs related to the operations of FazaClo during the nine months ended June 30, 2008.
Net Loss
Net loss was $12.3 million, or $0.23 per share, in the nine months ended June 30, 2008, compared to a net loss of $33.0 million, or $0.93 per share for the nine months ended June 30, 2007.
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

		Increase
	June 30,	(Decrease)	September 30,
	2008	During Period	2007
Cash, cash equivalents and investment in securities	$47,853,840	$14,212,442	$33,641,398
Cash and cash equivalents	$46,997,243	$16,509,281	$30,487,962
Net working capital	$42,576,800	$13,240,024	$29,336,776

	Nine Months		Nine Months
	Ended	Change	Ended
	June 30,	Between	June 30,
	2008	Periods	2007
Net cash used in operating activities	$(12,359,166)	$19,135,106	$(31,494,272)
Net cash provided by investing activities	2,288,457	(14,580,306)	16,868,763
Net cash provided by financing activities	26,579,990	9,314,125	17,265,865

Net increase in cash and cash equivalents	$16,509,281	$13,868,925	$2,640,356

Operating activities. Net cash used in operating activities amounted to $12.4 million in the first nine months of fiscal 2008 compared to $31.5 million in the first nine months of fiscal 2007. The decrease in cash used in operating activities as a result of the various restructuring activities described above in Executive Overview, which resulted in a $20.7 million decrease in net loss coupled with a $11.0 million decrease in cash used for accounts payable.
Investing activities. Net cash provided by investing activities was $2.3 million in the first nine months of fiscal 2008, compared to $16.9 million provided in the first nine months of fiscal 2007. The decrease in cash provided by investing activities is primarily related to the decrease in proceeds from the sale of securities which provided $16.9 million in the first nine months of fiscal 2007 compared to $2.3 million in the same period in 2008.
Financing activities. Net cash provided by financing activities was $26.6 million in the first nine months of fiscal 2008 compared to net cash provided by financing activities of $17.3 million in the first nine months of fiscal 2007. The increase in net cash provided by financing activities is primarily related to approximately $40.0 million of gross proceeds received from the sale of our common stock through a registered common stock offering in April 2008 (before commissions and offering costs) as compared to private placements totaling approximately $30.8 million in the first nine months of fiscal 2007.
In June 2005, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $100 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on August 3, 2005. In February 2008, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $25 million in Class A common stock and preferred stock, depositary shares, debt securities and warrants. This shelf registration statement was declared effective on February 19, 2008. Through June 30, 2008, we had sold a total of 14,441,323 shares of Class A common stock under the 2005 registration statement, raising gross offering proceeds of approximately $71.5 million and net offering proceeds of approximately $69.6 million. We have also issued under the 2005 registration statement common stock warrants to purchase a total of 1,053,000 shares of our Class A common stock at an exercise price of $3.30 per share. The warrants expired in November 2007 unexercised. As of June 30, 2008, no new securities offerings could be made under either of these registration statements.
In December 2006 we entered into a financing facility with Brinson Patrick Securities Corporation (“Brinson Patrick”). Under this facility, through July 31, 2008, we have offered and sold an aggregate of 6,160,200 shares of

Class A common stock, which resulted in net proceeds of $16.2 million. In April 2008, we terminated our financing facility with the Corporation.
In April 2008, we closed a registered securities offering raising $40 million in gross proceeds ($38 million net of offering costs) from a select group of institutional investors led by ProQuest Investments and joined by Clarus Ventures, Vivo Ventures, and OrbiMed Advisors. In connection with the offering, we issued approximately 35 million shares of common stock were issued at a price of $1.14 per share. We also issued warrants to purchase up to approximately 12.2 million shares of common stock at a price of $1.43 per share. These warrants have a 5 year minimum period of time. The proceeds from this offering are expected to provide us with adequate capital to allow continuing operations through the date by which we expect to receive an approval decision from the FDA for Zenvia for the PBA indication.
As of June 30, 2008, we have contractual obligations for long-term debt, capital (finance) lease obligations and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$46,818	$46,818	$—	$—	$—
Operating lease obligations	6,567,098	1,605,808	3,089,282	1,872,008	—
Purchase obligations (1)	1,719,782	1,719,782	—	—	—

Total	$8,333,698	$3,372,408	$3,089,282	$1,872,008	$—

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2008 which approximates our contractual commitments for goods and services in the normal course of our business.
As part of the purchase consideration of the Alamo acquisition, we initially issued three promissory notes in the principal amounts of $14,400,000, $6,675,000 and $4,000,000 (the “First Note,” “Second Note” and “Third Note”, respectively) (collectively, the “Notes”).
In June 2008, the Company accelerated the repayment of the outstanding principal under the Notes, which was then $12 million (net of unamortized discount of $140,000). In exchange for the early repayment of Notes, we negotiated for a repayment discount of $968,000 (net of unamortized discount of $140,000), which resulted in the full repayment of the Notes for a total sum of approximately $10.9 million. The accelerated repayment of the Notes represented an estimated savings of approximately $1.2 million in principal and interest payments through the original Maturity Date, net of estimated lost earnings on cash balances that would have been held through the Maturity Date.
Net Working Capital Adjustment.
The Asset Purchase Agreement (the “Agreement”) with Azur provides for an adjustment to the sale price of FazaClo in connection with the final determination of the amount of net working capital (as defined in the Agreement) included as part of the sale (“Net Working Capital Adjustment”). The Agreement also stipulates that an adjustment to net working capital shall only exist if the final Net Working Capital Adjustment is greater than $250,000. As of September 30, 2007, we estimated that there would not be a Net Working Capital Adjustment. However, based upon current information following the recent arbitration ruling, we have accrued a $1.4 million liability for the Net Working Capital Adjustment which represents a reduction in the sale price of FazaClo which will be an additional use of working capital.
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
Eurand Milestone and Royalty Payments. In August 2006, we entered into a development and license agreement (“Eurand Agreement”) with Eurand, Inc. (“Eurand”), under which Eurand will provide R&D services using Eurand’s proprietary technology to develop a once-a-day controlled release capsule, a new formulation, of Zenvia for the treatment of PBA (“Controlled-Release Zenvia”). Under the terms of the Eurand Agreement, we will pay Eurand for development services on time and material basis. We will be required to make payments up to $7.6 million contingent upon achievement of certain development milestones and up to $14.0 million contingent upon achievement of certain sales targets. In addition, we will be required to make royalty payments based on sales of Controlled-Release Zenvia, if it is approved for commercialization. Development milestone events include program initiation, delivery of prototypes, delivery of clinical trial material for phase 1, achieving target PK Profile in the pilot clinical study, delivery of clinical trial material for phase 3, filing of the first NDA for the Product with the FDA, completion of manufacturing validation and approval of the NDA with the FDA. Sales target milestones are $2.0 million upon achieving $100 million of U.S. net revenues, $4.0 million upon achieving $200 million of U.S. net revenues and $8.0 million upon achieving $400 million of U.S. net revenues. The agreement remains in effect on a country-by-country basis for the longer of 10 years after first commercial sale or the life of any Eurand patent, unless earlier terminated in accordance with the agreement. In December 2006, we provided Eurand with notification to suspend activity on this project until further notice. We may terminate the agreement upon 30 days notice in the event we receive a response from the FDA that is something other than an unconditional approval of the original formulation of Zenvia. Upon expiration of the agreement we shall own a fully-paid irrevocable license. Effective December 2006, we suspended further work under this agreement until resolution of further development plans for Zenvia resulting from our meeting with the FDA in late February 2007. All material remaining obligations would only be due in the event we re-initiate the agreement in the future.
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
Management Outlook
Following the completion of our $40 million common stock offering, in April 2008, we believe that cash and investments in securities of approximately $47.9 million at June 30, 2008 will be sufficient to sustain our planned level of operations through the clinical development of Zenvia and the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our plans will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.
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
Interest rate sensitivity
Our investment portfolio consists primarily of fixed income instruments with an average duration of approximately 9-12 months. The primary objective of our investments in debt securities is to preserve principal while achieving attractive yields, without significantly increasing risk. We classify our restricted investments in securities as of June 30, 2008 as held-to-maturity. Based on the average duration of our investments as of June 30, 2008 and 2007, an increase of one percentage point in the interest rates would have resulted in increases in interest income of approximately $464,000 and $29,000, respectively.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Vice President, Finance, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report, have concluded that, based on such evaluation, as of June 30, 2008 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
           Even if the confirmatory trial is successful, the additional development work will be costly and time consuming. Because our patents covering Zenvia expire at various times from 2011 through 2019 (up to 2023 in Europe) (without accounting for potential extensions that might be available or new patents that may be issued), any substantial delays in regulatory approval would negatively affect the commercial potential for Zenvia for this indication. Additionally, it is possible that Zenvia may not be approved with the labeling claims or for the patient population that we consider most desirable for the promotion of the product. Less desirable labeling claims could adversely affect the commercial potential for the product and could also affect our long-term prospects.
           Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our recently completed Phase III trial for DPN pain and for our confirmatory Phase III trial for Zenvia for PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement from the FDA on the adequacy of the design of a planned clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override the SPA. For example, it is possible that we will not obtain enough data on cardiac risks in our ongoing Phase III trials to satisfy FDA safety concerns, which could necessitate further clinical trials. Additionally, because we expanded the planned number of patients to be enrolled in the ongoing PBA Phase III trial, the FDA may request other amendments to the trial design including changes in the statistical analyses plan that could add to the trial’s cost and/or time, as well as degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.
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
           We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating operating losses totaling $251 million as of June 30, 2008, and we expect to continue to incur substantial operating losses for the foreseeable future. As of June 30, 2008, we had approximately

$48 million in cash, cash equivalents, investments in marketable securities and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow.
           In light of our current capital resources, lack of near-term revenue opportunities and substantial long-term capital needs, we will need to raise additional capital in the future to finance our long-term operations until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels through [the anticipated timing of the FDA approval decision (at least 24 months). Although we expect to be able to raise additional capital and/or curtail current levels of operations to be able to continue to fund our operations beyond that time, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development plans for Zenvia and DPN pain. This may result in significant delays in our planned clinical trial of Zenvia for PBA and may force us to further curtail our operations.
Any transactions that we may engage in to raise capital could dilute our shareholders and diminish certain commercial prospects.
           Although we have adequate capital reserves to fund operations through the anticipated timing of the FDA approval decision for Zenvia in PBA, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing shareholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. If we instead seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.
We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
           We have entered into agreements for the licensing out or sale of most of our non-core drug development programs, including FazaClo, macrophage migration inhibitory factor (“MIF”), and our anthrax antibody program, as well as docosanol in major markets worldwide. We may also out-license or otherwise partner Zenvia for PBA and/or DPN pain indications if we are able to find a licensee / partner willing to offer attractive terms. These transactions involve numerous risks, including:
•	Diversion of management’s attention from normal daily operations of the business;

•	Disputes over earn-outs, working capital adjustments or contingent payment obligations;

•	Insufficient proceeds to offset expenses associated with the transactions; and

•	The potential loss of key employees following such a transaction.
           Transactions such as these may result in disputes regarding representations and warranties, indemnities, earn-outs, and other provisions in the transaction agreements. If disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected and we may not realize the anticipated benefits from the transactions.
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
           We have invested in an extensive patent portfolio and we rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. Such patents and patent applications cover Zenvia, docosanol 10% cream and other potential drug candidates that could come from our technologies such as anti-inflammatory compounds and antibodies. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:
•	The claims in any pending patent applications will be allowed or that patents will be granted;

•	Competitors will not develop similar or superior technologies independently, duplicate our technologies, or design around the patented aspects of our technologies;

•	Our technologies will not infringe on other patents or rights owned by others, including licenses that may not be available to us;

•	Any of our issued patents will provide us with significant competitive advantages; or

•	Challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful.

•	We will be able to secure additional worldwide intellectual property protection for our Zenvia patent portfolio.
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
           Our PBA related patents for Zenvia in the U.S. expire at various times from 2011 through 2012 and our DPN pain patents for Zenvia expires in 2016(we have longer patent protection for Zenvia in certain European markets). These expirations do not account for any potential patent term restoration nor does this account for the issuance of any patents pending. If Zenvia is approved, we can apply for an up to five-year extension to one patent covering Zenvia; however, as Zenvia is not a new chemical entity, it is unknown whether or not Zenvia will qualify for patent term restoration under the U.S. Patent and Trademark Office guidelines. Once the patents covering Zenvia expire or the three-year Hatch Waxman exclusivity period has passed, generic drug companies would be able to introduce competing versions of the drug. Although we have filed additional new patents for Zenvia, there can be no assurance that these patents will issue or that any patents will have claims that are broad enough to prevent generic competition. If we are unsuccessful in strengthening our patent portfolio, our long-term revenues from Zenvia sales may be less than expected.
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
We have experienced turnover in senior management.
           In the past 12 months, we have experienced turnover in our senior management team, including the departures of our Interim Chief Financial Officer. Changes in management are disruptive to the organization and any further changes may slow the Company’s progress toward its goals. Changes in Board composition may also be disruptive and the loss of the experience and capabilities of any of our Board members may reduce the effectiveness of the Board.
We face challenges retaining members of management and other key personnel.
           The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in clinical and regulatory affairs, sales and marketing and accounting and finance. Because we have a relatively small organization, the loss of any executive officers or other key employees could adversely affect our operations. For example, if we were to lose one or more of the senior members of our clinical and regulatory affairs team, the pace of clinical development for Zenvia could be slowed significantly. We have experienced employee turnover and the loss of key employees could adversely affect our business and cause significant disruption in our operations.
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
           Clinical trials may not begin on time or may need to be restructured after they have begun. Additionally, clinical trials can experience delays for a variety of other reasons, including delays related to:
•	identifying and engaging a sufficient number of clinical trial sites;

•	negotiating acceptable clinical trial agreement terms with prospective trial sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	recruiting eligible subjects to participate in clinical trials;

•	competition in recruiting clinical investigators or patients, particularly if others are pursuing trials at the same time in the same patient population (whether or not for the same indication);

•	shortage or lack of availability of supplies of drugs for clinical trials;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.
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
           Our common stock is currently listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Recently our stock has traded below $1.00. If the bid price of our stock stays below $1.00 for a period of 30 consecutive business days, we may receive a NASDAQ Staff Determination Letter informing us that we must regain compliance with listing requirements or face delisting. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s equity incentive plans permit the net issuance of common stock upon the vesting of restricted stock awards (including restricted stock units) to satisfy individual tax withholding requirements. During the quarter ended June 30, 2008, the Company effectively redeemed, through a net issuance process, the shares presented in the table below upon the vesting of awards granted under these plans.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share (or Unit)	Programs	Programs
April 1 to 30, 2008	0	$0	N/A	N/A
May 1 to 31, 2008	0	$0	N/A	N/A
June 1 to 30, 2008	2,504	$1.11	N/A	N/A

Total	2,504	$1.11	N/A	N/A

(1)	Includes the redemption of 1,287 shares from Keith Katkin at $1.11 per share on June 13, 2008 and 1,217 shares from Randall Kaye at $1.11 per share on June 13, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS
Exhibits
10.1      Payoff letter between Neal R. Cutler and Avanir Pharmaceuticals
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

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	August 8, 2008

Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance

Christine G. Ocampo	(Principal Financial and Accounting Officer)	August 8, 2008