Form 10-K/A
period 2008-09-30
AVANIR PHARMACEUTICALS
filed 2008-12-24
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 1-15803
Avanir Pharmaceuticals
(Exact name of registrant as specified in its charter)

California	33-0314804
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 Enterprise Suite 300,	92656
Aliso Viejo, California	(Zip Code)
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

Item 9A. Controls and Procedures
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
     Avanir Pharmaceuticals is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for the purpose of revising its disclosure under “Item 9A. Controls and Procedures,” the complete text of which is contained herein, and filing updated certifications as exhibits to this report.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.
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

Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as exhibits to this Form 10-K/A:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avanir Pharmaceuticals
By:	/s/ Keith A. Katkin
Keith A. Katkin
President and Chief Executive Officer

Date: December 24, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	December 24, 2008

Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance	December 24, 2008

Christine G. Ocampo	(Principal Financial Officer)

/s/ Craig A. Wheeler

Craig A. Wheeler	Director, Chairman of the Board	December 24, 2008

/s/ Stephen G. Austin, CPA

Stephen G. Austin, CPA	Director	December 24, 2008

/s/ Charles A. Mathews

Charles A. Mathews	Director	December 24, 2008

/s/ David J. Mazzo, Ph.D.

David J. Mazzo, Ph.D.	Director	December 24, 2008

Dennis G. Podlesak	Director	December 24, 2008

/s/ Nicholas J. Simon

Nicholas J. Simon	Director	December 24, 2008

/s/ Scott M. Whitcup, M.D.

Scott M. Whitcup, M.D.	Director	December 24, 2008