Form 10-Q
period 2008-12-31
AVANIR PHARMACEUTICALS
filed 2009-02-17
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of January 31, 2009, the registrant had 78,227,041 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,624,007	$41,383,930
Inventories	17,000	17,000
Prepaid expenses	753,107	1,030,630
Other current assets	1,141,520	237,334
Current portion of restricted investments in marketable securities	388,122	388,122

Total current assets	37,923,756	43,057,016
Restricted investments in marketable securities, net of current portion	468,475	468,475
Property and equipment, net	738,161	806,909
Non-current inventories	1,316,277	1,316,277
Other assets	249,813	257,484

TOTAL ASSETS	$40,696,482	$45,906,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,063,604	$451,846
Accrued expenses and other liabilities	1,516,152	1,881,401
Accrued compensation and payroll taxes	414,392	1,192,457
Current portion of deferred revenues	2,509,129	2,333,932
Notes payable	4,122	25,744

Total current liabilities	6,507,399	5,885,380
Accrued expenses and other liabilities, net of current portion	759,567	868,517
Deferred revenues, net of current portion	9,221,934	10,152,100

Total liabilities	16,488,900	16,905,997

Commitments and contingencies
Shareholders’ equity:
Preferred stock — no par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2008 (unaudited) and September 30, 2008	—	—
Class A Common stock — no par value, 200,000,000 shares authorized; 78,227,041 and 78,213,986 shares issued and outstanding as of December 31, 2008 (unaudited) and September 30, 2008, respectively	285,380,770	284,994,636
Accumulated deficit	(261,173,188)	(255,994,472)

Total shareholders’ equity	24,207,582	29,000,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,696,482	$45,906,161

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2008	2007
REVENUES FROM PRODUCT SALES
Net revenues	$—	$36,000
Cost of revenues	—	6,204

Product gross margin	—	29,796

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenue from royalties and royalty rights	1,696,796	1,837,853
Revenues from license agreements	57,265	57,265
Revenues from government research grant services	—	167,647

Revenues from research services and other	1,754,061	2,062,765
Cost of research and development services	(8,051)	(49,991)
Cost of government research grant services	—	(125,587)

Research services and other gross margin	1,746,010	1,887,187

Total gross margin	1,746,010	1,916,983

OPERATING EXPENSES
Research and development	4,724,914	3,426,259
General and administrative	2,314,312	3,128,120

Total operating expenses	7,039,226	6,554,379

Loss from continuing operations	(5,293,216)	(4,637,396)

OTHER INCOME (EXPENSES)
Interest income	135,696	427,162
Interest expense	(480)	(234,001)
Other, net	(17,516)	(704)

Loss from continuing operations before provision for income taxes	(5,175,516)	(4,444,939)

Provision for income taxes	(3,200)	—

Loss before discontinued operations	(5,178,716)	(4,444,939)

Loss from discontinued operations	—	(1,073,695)

Net loss	$(5,178,716)	$(5,518,634)

BASIC AND DILUTED NET LOSS PER SHARE:

Loss before discontinued operations	$(0.07)	$(0.10)
Loss from discontinued operations	—	(0.03)

Net loss	$(0.07)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	78,225,041	43,106,369

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,178,716)	$(5,518,634)
Loss from discontinued operations	—	1,073,695
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	81,177	137,480
Share-based compensation expense	386,134	443,909
Amortization of debt discount	—	34,917
Loss on disposal of assets	4,792	3,464
Changes in operating assets and liabilities (net of effects of acquisition/disposition of business):
Receivables	—	(36,000)
Inventories	—	6,204
Prepaid and other assets	(618,992)	(127,268)
Accounts payable	1,611,758	828,560
Accrued expenses and other liabilities	(474,199)	502,047
Accrued compensation and payroll taxes	(778,065)	(531,705)
Deferred revenue	(754,969)	(916,279)

Net cash used in operating activities	(5,721,080)	(4,099,610)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments in securities	—	2,050,841
Purchase of property and equipment	(19,171)	(13,804)
Proceeds from disposal of assets	1,950	—

Net cash (used in) provided by investing activities	(17,221)	2,037,037

FINANCING ACTIVITIES:
Tax withholding payments reimbursed by restricted stock payments on debt	—	(17,092)
Payments on notes and capital lease obligations	(21,622)	(92,837)

Net cash used in financing activities	(21,622)	(109,929)

Net decrease in cash and cash equivalents	(5,759,923)	(2,172,502)
Cash and cash equivalents at beginning of period	41,383,930	30,487,962

Cash and cash equivalents at the end of the period	$35,624,007	$28,315,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$480	$199,084
Income taxes paid	$4,313	$15,050
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities of discontinued operations in connection with the Working Capital Adjustment	$—	$867,000
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals (“Avanir”, “we”, or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These condensed statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company adopted FAS No. 157, Fair Value Measurements (“FAS 157”), as of October 1, 2008 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under FAS 157 based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1-Quoted prices in active markets for identical assets and liabilities.

•	Level 2- Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities, quoted prices in the markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     As of December 31, 2008, the Company’s cash equivalents of $35.1 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under FAS No. 157.
3. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     Avanir Pharmaceuticals, a California corporation incorporated in August 1988, is a pharmaceutical company focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. The Company’s product candidates address therapeutic markets that include the central nervous system and inflammatory diseases. The Company’s lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of pseudobulbar affect (“PBA”) and diabetic peripheral neuropathic pain (“DPN pain”). The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). The Company’s inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. The Company’s infectious disease program has historically been focused primarily on monoclonal antibodies. In 2008, the Company sold its rights to substantially all of these antibodies to two biotechnology companies. As of June 30, 2008, we ceased all future research and development work related to the infectious disease program and we remain eligible to receive milestone payments and royalties related to that program.
     The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in similar stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future will depend on license arrangements, the timing and success of reaching development milestones, and obtaining regulatory approvals and ultimately market acceptance of Zenvia™ for the treatment of PBA, assuming the FDA approves our new drug application. The Company’s operating expenses depend substantially on the level of expenditures for clinical development activities for Zenvia for the treatment of PBA and the rate of progress being made on such programs.
Concentrations
     As of December 31, 2008, $35.1 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $500,000 of our cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of December 31, 2008, one of the money market mutual funds in which we had invested approximately 60% of our cash and cash equivalents was participating in the U.S. Treasury program. The current termination date for this program is April 30, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at December 31, 2008, our uninsured cash totaled approximately $13.6 million. This uninsured balance will increase to $34.9 million if the Temporary Guarantee Program is not extended beyond April 30, 2009.
     Other financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and would limit the amount of credit extended if necessary but usually we have required no collateral.
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
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of FIN No. 48 on October 1, 2007.
     The total amount of unrecognized tax benefits as of the date of adoption was $3.0 million. The total unrecognized tax benefit resulting in a decrease in deferred tax assets, and corresponding decrease in the valuation allowance, at December 31, 2008 is $3.2 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at December 31, 2008 and September 30, 2008.
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
Revenue Recognition
     The Company has historically generated revenues from product sales, collaborative research and development arrangements, and other commercial arrangements such as royalties, the sale of royalty rights and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the sale of rights to future royalties.
     The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 13 (“Topic 13”), “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Certain product sales are subject to rights of return. In accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”), the Company recognizes such product revenues at the time of sale only if it has met all the criteria of FAS 48, including the ability to reasonably estimate future returns. FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the criteria of FAS 48, including that ability to reasonably estimate future returns, when it can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired, whichever occurs first.
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
Multiple Element Arrangements
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
License Arrangements— License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones. These arrangements are often multiple element arrangements.
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

Research Services Arrangements— Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred. These arrangements are often multiple element arrangements.
Royalty Arrangements— The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing. These arrangements are often multiple element arrangements.
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
In 2000, the Company granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. GSK the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In fiscal 2003, the Company sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. The company retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. The Company also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. The Company currently has several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for the Company depending on clinical and regulatory success outside of the United States.
Government Research Grant Revenues— The Company recognizes revenues from federal research grants during the period in which the related expenditures are incurred.
Cost of Revenues
     Cost of revenues includes direct and indirect costs to manufacture product sold, including the write-off of obsolete inventory, and to provide research and development services.
Recognition of Expenses in Outsourced Contracts
     Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of the Company’s contracts, including subsequent amendments, extend across multiple reporting periods, including its largest contract, representing a $7.1 million Phase III clinical trial contract that was entered into in the first fiscal quarter of 2008. A 3% variance in the Company’s estimate of the work completed in its largest contract could increase or decrease its quarterly operating expenses by approximately $213,000.

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
     Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience.
     Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three months ended December 31, 2008 and 2007 was comprised of the following:

	For the three months ended
	December 31,
	2008	2007
From Continuing Operations:
General and administrative expense	$305,999	$297,620
Research and development expense	80,135	146,289

Total	$386,134	$443,909

	For the three months ended
	December 31,
	2008	2007
Share-based compensation expense from:
Stock options	$178,789	$214,124
Restricted stock units	207,345	217,670
Restricted stock awards	—	12,115

Total	$386,134	$443,909

Since the Company has a net operating loss carryforward as of December 31, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended December 31, 2008 and 2007 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities. (See Note 13 “Employee Equity Incentive Plans.”)

Recently Issued Accounting Pronouncements
     EITF Issue No. 07-5. In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Therefore, we will be required to adopt EITF 07-5 for the fiscal year beginning October 1, 2009. We are currently assessing the impact of EITF 07-5 on our financial position and results of operations.
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
     Financial Accounting Standards No. 141(R) (“FAS 141R”). In December 2007, the FASB issued FAS 141R, “Business Combinations: Applying the Acquisition Method”, which retains the fundamental requirements of FAS 141 but provides additional guidance on applying the acquisition method when accounting for similar economic events by establishing certain principles and requirements. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. Therefore, we will be required to adopt FAS 141R for the fiscal year beginning October 1, 2009. We are evaluating the options provided under FAS 141R and their potential impact on our consolidated financial condition and results of operations when implemented. We do not expect the adoption of FAS 141R to significantly affect our consolidated financial condition or results of operations.

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
     Financial Accounting Standards No. 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting. We adopted FAS 159 on October 1, 2008. The adoption of FAS 159 did not significantly affect our consolidated financial condition or results of operations.
     Financial Accounting Standards No. 157 (“FAS 157”) In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of FAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FAS No. 157 effective October 1, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on our financial position and results of operations.
     Financial Accounting Standards No. 157 (“FAS 157-3”). In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP No. 157-3 is effective immediately. The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations.
4. DISCONTINUED OPERATIONS — SALE OF FAZACLO
     On May 24, 2006, pursuant to a Unit Purchase Agreement dated May 22, 2006 (the “Acquisition Agreement”), we acquired all of the outstanding equity interests in Alamo from the former members of Alamo (the “Selling Holders”). The Company intended to leverage the FazaClo sales force to assist with the commercial launch of Zenvia, which was planned for early 2007; however, due to the receipt of the approvable letter and resulting delay in the planned launch of Zenvia, we entered into an agreement to sell FazaClo and its related assets and operations to Azur Pharma, Inc. (“Azur”) in July 2007.
     In connection with the sale, the Company received approximately $43.9 million in upfront consideration. In addition, the Company could receive up to $2 million in royalties, based on 3% of Azur’s annualized net product revenues in excess of $17 million. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo upon the achievement of certain milestones were assumed by Azur; however, the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur in August 2007.
     In accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results relating to FazaClo have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

     In the first quarter of fiscal 2008, the Company recognized a loss from discontinued operations of $1.1 million. The loss is attributed to a working capital adjustment of $867,000 as well as additional costs of $206,000 related to the operations of FazaClo.
5. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
     In fiscal 2006, we relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008.
     The following table presents the restructuring activities for the three months ended December 31, 2008:

	Balance at		Balance at
	September 30,	Payments/	December 31,
	2008	Reductions	2008

Accrued Restructuring
Lease restructuring liability	$1,135,965	$(81,906)	$1,054,059

Less current portion	(316,086)		(311,611)

Non-current portion	$819,879		$742,448

     The current portion of the lease restructuring liabilities of $316,000 and $312,000 at September 30, 2008 and December 31, 2008, respectively are included in “Accrued expenses and other liabilities” and the non-current portion of lease restructuring liability of $820,000 and $742,000 at September 30, 2008 and December 31, 2008, respectively are included in “Accrued expenses and other liabilities, net of current portion” in the accompanying condensed consolidated balance sheets.
6. INVENTORIES
     Inventories relate to the active pharmaceutical ingredient docosanol and the active pharmaceutical ingredients of Zenvia, dextromethorphan and quinidine.
     The composition of inventories is as follows:

	December 31,	September 30,
	2008	2008

Raw materials	$1,333,277	$1,333,277
Less: current portion	(17,000)	(17,000)

Non-current portion	$1,316,277	$1,316,277

     The amount classified as non-current inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.

7. OTHER ASSETS
     Other assets consist of the following:

	December 31,	September 30,
	2008	2008

Current receivables from subtenants	$99,002	$167,546
Current receivable from license agreements	1,042,518	68,251
Deposits	241,400	241,400
Other	8,413	17,621

Total other assets	1,391,333	494,818
Less: current	(1,141,520)	(237,334)

Non current total other assets	$249,813	$257,484

8. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	December 31,	September 30,
	2008	2008

Accrued research and development expenses	$903,704	$1,404,556
Accrued general and administrative expenses	300,837	160,759
Deferred rent	17,119	48,638
Lease restructuring liability	1,054,059	1,135,965

Total accrued expenses and other liabilities	2,275,719	2,749,918
Less: current	(1,516,152)	(1,881,401)

Non-current total accrued expenses and other liabilities	$759,567	$868,517

9. DEFERRED REVENUES
     The following table sets forth as of December 31, 2008 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and other agreements:

	Drug Royalty
	USA	Other
	Agreement	Agreements	Total
Net deferred revenues as of October 1, 2008	$12,202,198	$283,834	$12,486,032
Changes during the period:
Recognized as revenues during period	(697,704)	(57,265)	(754,969)

Net deferred revenues as of December 31, 2008	$11,504,494	$226,569	$11,731,063

Classified and reported as:
Current portion of deferred revenues	$2,282,560	$226,569	$2,509,129
Deferred revenues, net of current portion	9,221,934	—	9,221,934

Total deferred revenues	$11,504,494	$226,569	$11,731,063

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
     For the three month periods ended December 31, 2008 and 2007, the following options and warrants to purchase shares of common stock, restricted stock awards and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2008	2007
Stock options	2,032,057	867,790
Performance stock options	2,033,570	—
Stock warrants	12,509,742	269,305
Restricted stock units	2,220,648	2,350,483
Restricted stock awards	—	20,500
11. COMPREHENSIVE LOSS
     Comprehensive loss consists of the following:

	For the three months
	ended December 31,
	2008	2007
Net loss	$(5,178,716)	$(5,518,634)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	—	3,835

Total comprehensive loss	$(5,178,716)	$(5,514,799)

12. SHAREHOLDERS’ EQUITY
     During the three month period ended December 31, 2008, the Company issued 13,055 shares of common stock in connection with the vesting of restricted stock units.
     As of December 31, 2008, warrants to purchase 12,509,742 shares of the Company’s common stock at a weighted-average exercise price per share of $1.59 remained outstanding, all of which are exercisable.
13. EMPLOYEE EQUITY INCENTIVE PLANS
     The Company currently has five equity incentive plans (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. All of the Plans were approved by the shareholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.
     During the three month period ended December 31, 2008, the Company granted share-based awards under the 2003 Plan. During the three month period ended December 31, 2007, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s employees and consultants. Under the Plans, as of December 31, 2008, the Company had an aggregate of 8,336,125 shares of its common stock reserved for future issuance. Of those shares, 6,484,989 were subject to outstanding options and other awards and 1,851,136 shares were available for future grants of share-based awards. As of December 31, 2008, no options were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of December 31, 2008, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of December 31, 2008.

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
     Summaries of stock options outstanding and changes during the three month period ended December 31, 2008 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2008	624,027	$6.61
Granted	1,436,610	$0.53
Forfeited	(28,314)	$(7.48)
Expired	(266)	$(6.50)

Outstanding December 31, 2008	2,032,057	$2.30	9.2	$—

Vested and expected to vest in the future, December 31, 2008	1,178,951	$3.39	8.8	$—

Exercisable, December 31, 2008	263,739	$10.82	6.4	$—

     The weighted average grant-date fair value of options granted during the three month period ended December 31, 2008 was $0.40 per share. There were no options granted during the three month period ended December 31, 2007. There were no options exercised in the three month periods ended December 31, 2008 and 2007. As of December 31, 2008, the total unrecognized compensation cost related to unvested options was $1,250,000 which is expected to be recognized over the weighted-average period of 3.5 years, based on the vesting schedules.
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
     Assumptions used in the Black-Scholes model for options granted during the three month period ended December 31, 2008 were as follows:

2008
Expected volatility	101%
Expected term in years	5.0
Risk-fee interest rate (zero coupon U.S. Treasury Note)	2.3%
Expected dividend yield	0%

     The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.53	1,436,610	10.0	$0.53	—	$—
$0.79-$4.60	293,150	8.3	$1.83	18,159	$2.90
$4.64-$13.16	252,922	6.6	$10.29	207,923	$10.64
$13.40	6,250	2.7	$13.40	6,250	$13.40
$13.60	1,875	2.3	$13.60	1,875	$13.60
$15.84	37,500	7.0	$15.84	25,782	$15.84
$19.38	3,750	2.5	$19.38	3,750	$19.38

	2,032,057	9.2	$2.30	263,739	$10.82

     Performance stock options During fiscal 2008, we granted stock options to purchase a target of 2,048,000 shares of common stock from the 2003 Stock Option Plan. The performance stock options are not included in the above outstanding and exercisable stock options table. The contractual terms are ten years. The stock options have a performance goal that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 115% of target. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. During the three months ended December 31, 2008, the performance goal related to 196,600 performance options previously granted was met and vesting began.
     Summaries of performance stock options outstanding and changes during the three month period ended December 31, 2008 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2008	2,048,200	$0.88
Forfeited	(14,630)	$0.88

Outstanding December 31, 2008	2,033,570	$0.88	9.6	$—

Vested and expected to vest in the future, December 31, 2008	828,807	$0.88	9.6	$—

Exercisable, December 31, 2008	12,167	$0.88	9.6	$—

     As of December 31, 2008, the total unrecognized compensation cost related to unvested performance options was $1,324,000 which is expected to be recognized over the weighted-average period of 3.9 years, based on the vesting schedules and the likelihood of meeting performance criteria.
     Restricted stock units. RSUs generally vest based on three years of continuous service. The following table summarizes the RSU activities for the three months ended December 31, 2008:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2008	2,259,042	$1.85
Vested	(38,394)	$(0.87)

Unvested, December 31, 2008	2,220,648	$1.86

     There were no restricted stock units granted during the three month period ended December 31, 2008. During the three month period ended December 31, 2007, the Company awarded 525,285 shares of restricted stock units to employees with a weighted average grant date fair value of $1.65 and exercisable at a purchase price of $0.00 per share.

     At December 31, 2008, there were 199,000 shares of restricted stock with a weighted-average grant date fair value of $4.11 awarded to directors that have vested but are still restricted until the directors resign.
     The grant-date fair value of RSUs granted during the three month period ended December 31, 2007 was $867,500. As of December 31, 2008, the total unrecognized compensation cost related to unvested shares was $2,694,000 which is expected to be recognized over a weighted-average period of 1.5 years, based on the vesting schedules. The Company received no cash from exercised options and restricted stock awards under all share-based payment arrangements during the three month periods ended December 31, 2008 and 2007. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the three month periods ended December 31, 2008 and 2007.
14. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does it have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, the Company paid $75,000 to CNS under the CNS license agreement, and will need to pay an additional $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses Zenvia to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.
     Contingencies- In the ordinary course of business, the Company may face various claims brought by third parties and it may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcomes of currently pending claims and lawsuits are not likely to have a material effect on the Company’s operations or financial position.
     In addition, it is possible that the Company could incur termination fees and penalties if it elected to terminate contracts with certain vendors, including clinical research organizations.
     Guarantees and Indemnities-The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of California, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have AVANIR pay for the costs associated with the defense and settlement of claims, typically in circumstances where AVANIR has failed to meet its contractual performance obligations in some fashion.
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of December 31, 2008.
15. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the U.S.; therefore, total revenues for the three month periods ended December 31, 2008 and 2007 are attributed to the U.S. All long-lived assets at December 31, 2008 and September 30, 2008 are located in the U.S.
     For the three month periods ended December 31, 2008 and 2007, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 97% and 84% of total net revenues, respectively. GSK royalties as a percentage of total revenue increased in the first quarter of 2009 as compared to the prior year first quarter, primarily due to the lack of certain revenue sources including government grant revenue and product revenue in 2009.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended December 31, 2008 is also referred to as the first quarter of fiscal 2009.
EXECUTIVE OVERVIEW
     We are a pharmaceutical company focused on acquiring, developing, and commercializing novel therapeutic products for the treatment of chronic diseases. Our product candidates address therapeutic markets in the areas of the central nervous system and inflammatory diseases. Our lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of PBA and DPN pain. Our first commercialized product, docosanol 10% cream, (sold as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare in North America) is the only over-the-counter treatment for cold sores that has been approved by the FDA. Our inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. Our infectious disease program has historically been focused primarily on monoclonal antibodies. In 2008, we sold our rights to substantially all of these antibodies to two biotechnology companies. As of June 30, 2008, we ceased all future research and development work related to our infectious disease program and remain eligible to receive milestone payments and royalties related to the sale of the assets.

Zenvia Status
     Zenvia is currently in Phase III clinical development for the treatment of two conditions: (1) “PBA”, also known as emotional lability and (2) “DPN pain”.
     In October 2006, we received an “approvable” letter from the FDA for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns that have required additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concerns relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concern, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of the study is to demonstrate improved safety while maintaining significant efficacy at a lower quinidine dose.
     In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process, on the design of a single confirmatory Phase III clinical trial of Zenvia for the treatment of patients with PBA. We enrolled our first patient in this trial in December 2007 and as of February 2009, we are on target with our expected enrollment timeline with over 85% of patients now enrolled. We expect this study to be completed (as defined as when top-line safety and efficacy data from the blinded phase becomes available) during the third calendar quarter of 2009. In addition to the Phase III clinical trial for PBA we are conducting other pre-clinical and clinical safety studies in order to enhance our complete response to the approvable letter received in October 2006 for PBA.
     In April 2007, we announced positive top-line data results from our first Phase III clinical trial of Zenvia for DPN pain. Before discussing a further Phase III trial with the FDA, we made the decision to conduct a formal pharmacokinetic (“PK”) study to identify a lower quinidine dose formulation that may have similar efficacy to the doses tested in the Phase III study, anticipating that some of the concerns raised in the PBA approvable letter could affect the development of this indication as well. While we have received no formal direction from the FDA to develop a lower quinidine dose formulation for DPN pain, we believe it is the most prudent course of action given the current regulatory environment and the FDA’s concerns raised over Zenvia for PBA.
     In May 2008, we reported a positive outcome of the formal PK study and announced that we identified alternative lower quinidine dose formulations of Zenvia for the next DPN pain phase III clinical trial. The new doses are intended to deliver similar efficacy and improved safety/tolerability versus the formulations previously tested in DPN pain.
     In September 2008, we submitted a Phase III protocol for Zenvia in the treatment of DPN pain to the FDA under a Special Protocol Assessment (“SPA”). We received the FDA’s initial response to the SPA and we are currently engaged in discussions with the FDA regarding the design of the next Phase III study and overall neuropathic pain program requirements.
Docosanol 10% Cream
     Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Canada, Denmark, Finland, Israel, Korea, Norway, Portugal, Spain, Poland, Greece and Sweden and is sold by our marketing partners in these territories. In 2000, we granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. GSK the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In fiscal 2003, we sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. We also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. We currently have several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for the Company depending on clinical and regulatory success outside of the United States.

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
Macrophage Migration Inhibitory Factor (“MIF”) Inflammation
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
     In September 2008, we entered into an Asset Purchase Agreement with a privately held San Diego based biotechnology Company for the sale of our non-anthrax related antibodies as well as the remaining equipment and supplies associated with the Xenerex Technology platform. In connection with this sale, we received an upfront payment of $210,000 and are eligible to receive future royalties on potential product sales, if any.
Restructuring Activities
     We have undergone significant organizational changes since fiscal 2007. Following the 2007 sale of Fazaclo as well as the divestiture of our drug discovery operations in San Diego, we became a substantially smaller organization and will be principally focused over the next two years on seeking regulatory approval for Zenvia for the treatment of patients with PBA. We believe that the proceeds from our April 2008 common stock offering will be sufficient to fund our operations, including our ongoing confirmatory Phase III trial for Zenvia in patients with PBA, through the anticipated timing of the FDA approval decision for Zenvia in PBA in the second half of calendar year 2010. For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”
General Information
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in, inventories, income taxes, contingencies, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions are made. Actual results may differ significantly from our estimates.
     A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008 in the section and in Note 3 of the Notes to our Condensed Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
Revenues and Cost of Revenues

	Three months ended
	December 31,
	2008	2007	$ Change	% Change
PRODUCT SALES
Net revenues	$—	$36,000	$(36,000)	-100%
Cost of revenues	—	(6,204)	6,204	-100%

Product gross margin	—	29,796	(29,796)	-100%

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenue from royalties and royalty rights	$1,696,796	$1,837,853	$(141,057)	-8%
Revenues from license agreements	57,265	57,265	—	0%
Revenues from government research grant services	—	167,647	(167,647)	-100%

Revenues from research services and other	1,754,061	2,062,765	(308,704)	-15%

Costs:
Cost of research and development services	8,051	49,991	(41,940)	-84%
Cost of government research grant services	—	125,587	(125,587)	-100%

Costs from research services and grants	8,051	175,578	(167,527)	-95%

Research services and other gross margin	1,746,010	1,887,187	(141,177)	-7%

Total gross margin	$1,746,010	$1,916,983	$(170,973)	-9%

Revenues
     There were no revenues from product sales to report for the three month period ended December 31, 2008. Net product revenues for the three months ended December 31, 2007 include sales of docosanol 10% cream of $36,000. In the first quarter of fiscal 2009, revenues from research services and other was comprised of royalty revenue of

$999,000 which was earned pursuant to the GSK license agreement as well as the recognition of $755,000 of deferred revenue. In the first quarter of 2008, revenues from research services and other was comprised of royalty revenue of $934,000 related to the GSK license agreement as well as $1.2 million of revenue from other sources, including the recognition of $896,000 of deferred revenue and $168,000 in government grant revenue.
     Revenues from research services and other decreased by $309,000 to $1.8 million for the first quarter of fiscal 2009 compared to $2.1 million in the first quarter of fiscal 2008. The decrease in revenues from research services and other is attributed to a decrease of $168,000 in government grant revenue related to our anthrax antibody program which ended in June 30, 2008 as well as a $90,000 decrease in royalties related to deferred revenue from our license agreement with GSK.
     Potential revenue-generating contracts that remained active as of December 31, 2008 include several docosanol 10% cream license agreements and our license agreement with Novartis for our MIF technology. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     Cost of research services and grants declined to $814,000 or 0.5% of revenues for the first quarter of fiscal 2009 compared with $176,000 or 9% of revenues from research services and other for the first quarter of fiscal 2008. The decline in cost of revenues is primarily attributed to the completion of the remaining work under the NIH grant and the termination of all future research and development work related to other infectious diseases in June 30, 2008.
Operating Expenses

	Three months ended December 31
	2008	2007	$ Change	% Change

OPERATING EXPENSES
Research and development	$4,724,914	$3,426,259	$1,298,655	38%
General and administrative	2,314,312	3,128,120	(813,808)	-26%

Total operating expenses	$7,039,226	$6,554,379	$484,847	7%

Research and Development Expenses
     Research and development expenses increased by $1.3 million from $3.4 million in the first quarter of fiscal 2008 to $4.7 million for the first quarter of fiscal 2009. The increase is primarily due to increased costs incurred for Zenvia due to the confirmatory Phase III trial for the PBA indication of Zenvia.
     During the current fiscal year we expect that our research and development costs will consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA.
General and Administrative Expenses
     General and administrative expenses decreased by $814,000 from $3.1 million for the first quarter of fiscal 2008 compared to $2.3 million for the first quarter of fiscal 2009. The decrease is primarily attributed to a decrease in our overall general and administrative expenses as a result of the restructuring and the significant organizational changes that we made to our infrastructure in the last half of fiscal 2007.
Share-Based Compensation
     Total compensation expense for our share-based payments in the three month period ended December 31, 2008 and the same period in 2007 was approximately $386,000 and $444,000, respectively. General and administrative expense in the three month periods ended December 31, 2008 and 2007 include share-based compensation expense of approximately $306,000 and $298,000, respectively. Research and development expense in the three month periods ended December 31, 2008 and 2007 include share-based compensation expense of approximately $80,000 and $146,000, respectively. As of December 31, 2008, $5.3 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.9 years. See Note 13, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Other Income (Expenses)
     For the three month period ended December 31, 2008, interest expense decreased to approximately $500, compared to approximately $234,000 for the same period in the prior year. The decrease in interest expense in 2009 is primarily due to a decrease in the balance on notes payable as compared to the prior year, mostly attributed to the accelerated repayment of the remaining outstanding principal under the notes payable in June 2008. The notes payable were issued in connection with the purchase of Alamo.
     For the three month period ended December 31, 2008, interest income decreased to approximately $136,000, compared to approximately $427,000 for the same period in the prior year. The decrease is due to approximately a 22% decrease in the average balance of cash, cash equivalents and investments in securities for the quarter ended December 31, 2008, compared to the same period in the prior year. In addition, our investment accounts earned a lower yield in the first quarter of 2009 as compared to the same period in the prior year.
Loss from Discontinued Operations
     Loss from discontinued operations was $1.1 million in the three month period ended December 31, 2007. The loss recognized in the three month period ended December 31, 2007 is attributed to the accrued loss related to a working capital adjustment of $867,000 as well as additional costs of $206,000 related to the operations of FazaClo. No costs were recognized for discontinued operations in the first quarter of fiscal 2008.
Net Loss
     Net loss was $5.2 million or $0.07 per share in the three month period ended December 31, 2008 compared to a net loss of $5.5 million or $0.13 per share for the three month period ended December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity by our ability to utilize existing cash and to generate additional cash to fund future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of accounts receivable, inventories, accounts payable and capital expenditures; the timing and extent of cash received from milestone payments under license agreements; available credit facilities; and financial flexibility to attract equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities.
     Cash, cash equivalents and investments, as well as net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

		Increase
	December 31,	(Decrease)	September 30,
	2008	During Period	2008
Cash, cash equivalents and investment in securities	$36,480,604	$(5,759,923)	$42,240,527
Cash and cash equivalents	$35,624,007	$(5,759,923)	$41,383,930
Net working capital	$31,416,357	$(5,755,279)	$37,171,636

	Three Months		Three Months
	Ended	Change	Ended
	December 31,	Between	December 31,
	2008	Periods	2007
Net cash used in operating activities	$(5,721,080)	$(1,621,470)	$(4,099,610)
Net cash (used in) provided by investing activities	(17,221)	(2,054,258)	2,037,037
Net cash used in financing activities	(21,622)	88,307	(109,929)

Net decrease in cash and cash equivalents	$(5,759,923)	$(3,587,421)	$(2,172,502)

     Operating activities. Net cash used in operating activities amounted to $5.7 million in the first three months of fiscal 2009 compared to $4.1 million in the first three months of fiscal 2008. The increase is primarily due to the confirmatory Phase III trial for the PBA indication of Zenvia. We enrolled the first patient in the PBA trial in the last month of the first quarter of 2008 while in the first quarter of 2009, the trial had reached 85% patient enrollment resulting in a higher level of trial expenses.
     Investing activities. Net cash used in investing activities was $17,000 in the first three months of fiscal 2009, compared to $2.0 million provided in the first three months of fiscal 2008. The decrease in cash used in investing activities is primarily related to the decrease in proceeds from the sale and maturities of investments and the release of a restricted investment.
     Financing activities. Net cash used in financing activities was $22,000 in the first three months of fiscal 2009 compared to net cash used in financing activities of $110,000 in the first three months of fiscal 2008. The decrease in net cash used in financing activities is primarily related to a decrease of $70,000 in repayments of notes payable.
     In February 2008, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $25 million in Class A common stock and preferred stock, depository shares, debt securities and warrants. As of December 31, 2008 all shares registered under this shelf have been sold. Through June 30, 2008, we had sold a total of 14,441,323 shares of Class A common stock under a 2005 registration statement, raising gross offering proceeds of approximately $71.5 million and net offering proceeds of approximately $69.6 million. As of December 31, 2008, no new securities offerings could be made under any registration statements.
     In April 2008, we closed a registered securities offering raising $40 million in gross proceeds ($38 million net of offering costs) from a select group of institutional investors led by ProQuest Investments and joined by Clarus Ventures, Vivo Ventures, and OrbiMed Advisors. In connection with the offering, we issued approximately 35 million shares of common stock were issued at a price of $1.14 per share. We also issued warrants to purchase up to approximately 12.2 million shares of common stock at a price of $1.43 per share. These warrants have a 5 year exercise term. The proceeds from this offering are expected to provide us with adequate capital to allow continuing operations through the date by which we expect to receive an approval decision from the FDA for Zenvia for the PBA indication.
     As of December 31, 2008 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows. We have no off-balance sheet arrangements.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$4,122	$4,122	$—	$—	$—
Operating lease obligations (1)	5,695,605	1,488,838	2,938,197	1,268,570	—
Purchase obligations (2)	2,676,710	2,676,710	—	—	—

Total	$8,376,437	$4,169,670	$2,938,197	$1,268,570	$—

(1)	Operating leases obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at December 31, 2008 which approximates our contractual commitments for goods and services in the normal course of our business.

     Zenvia License Milestone Payments. We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”). We are obligated to pay CNS up to $1.025M in total aggregate milestones for the five licensed indications, assuming they are all approved for marketing by the FDA. For our two lead clinical programs in PBA and DPN pain, we are obligated to pay CNS up to $400,000 in aggregate milestones, assuming both indications are approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement.
     We may need to pay a $75,000 milestone if the FDA approves our NDA for Zenvia for the treatment of PBA. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues on commercial sales of Zenvia with respect to each and any indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, we may also have the obligation to pay CNS a portion of net revenues received if we sublicense Zenvia to a third party.
Management Outlook
     We believe that cash and cash equivalents and investments in securities of approximately $36.4 million at December 31, 2008 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the clinical development of Zenvia and the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our plans will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.
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
Interest rate sensitivity
     Our investment portfolio consists primarily of fixed income instruments with an average duration of approximately 9-12 months. The primary objective of our investments in debt securities is to preserve principal, without significantly increasing risk. We classify our restricted investments in securities as of December 31, 2008 as held-to-maturity. Based on the average duration of our investments as of December 31, 2008 and 2007, an increase of one percentage point in the interest rates would have resulted in increases in interest income of approximately $353,000 and $238,000, respectively.
     As of December 31, 2008, $35.1 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $500,000 of our cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of December 31, 2008, two of the money market mutual funds in which we had invested in. Approximately 60% of our cash and cash equivalents, were participating in the U.S. Treasury program. The current termination date for this program is April 30, 2009.
     After giving effect to the increased FDIC insurance and the Guarantee Program Act, at December 31, 2008, our uninsured cash totaled approximately $13.6 million. This uninsured balance will increase to $34.9 million if the Temporary Guarantee Program is not extended beyond April 30, 2009.
     Other financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and would limit the amount of credit extended if necessary but usually we have required no collateral.
Item 4. CONTROLS AND PROCEDURES
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

     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2008. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
     In October 2006, we received an “approvable letter” from the FDA for NDA submission for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns and the safety concerns will require additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation that was tested in earlier trials. In order to address the safety concerns, however, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of the study is to demonstrate improved safety and significant efficacy. The study is expected to be completed (with completion defined by top-line safety and efficacy data from the blinded phase becoming available) during the third calendar quarter of 2009. It is possible that the efficacy will be so reduced at lower quinidine dose formulations that we will not be able to satisfy the FDA’s efficacy requirements. There can be no assurance that the FDA will approve Zenvia for commercialization.
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
     Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our confirmatory Phase III trial for Zenvia for PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement from the FDA on the adequacy of the design of a planned clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override the SPA. For example, it is possible that we will not obtain enough data on cardiac risks in our ongoing Phase III trials to satisfy FDA safety concerns, which could necessitate further clinical trials. Additionally, because we expanded the planned number of patients to be enrolled in the ongoing PBA Phase III trial, the FDA may request other amendments to the trial design that could add to the trial’s cost and/or time, as well as degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to demonstrate the safety and efficacy required for product approval.
     The FDA’s safety concerns regarding Zenvia for the treatment of PBA may extend to other clinical indications that we are pursuing, including DPN pain. Due to these concerns, we expect to develop Zenvia for other indications using alternative doses, which may negatively affect efficacy.
     We are currently developing Zenvia for the treatment of DPN pain, for which we have completed a Phase III trial. Although the FDA has not expressly stated that the safety concerns and questions raised in the PBA approvable letter would apply to other indications such as DPN pain, we believe that it is possible that the FDA will raise similar concerns for this indication. Accordingly, we are planning to use a lower quinidine dose formulation in the next Phase III trial for DPN pain. Although we achieved positive results in our initial Phase III trial, an alternative lower quinidine dose formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent PK study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any alternative lower quinidine dose formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays. There is also a risk that due to the change in dosage levels, the FDA may require more than one additional Phase III trials for regulatory approval, which would be costly and delay the potential commercial launch of this drug.
     Even if Zenvia receives marketing approval from the FDA, the approval may not be on the terms that we seek and could limit the marketability of the drug.
     Even if the FDA approves Zenvia for marketing in one or more indications, any side effects associated with this product candidate could cause the approval to be granted on terms less favorable than those we are seeking. This would in turn limit our ability to enter into licensing, partnering or collaboration arrangements with respect to Zenvia and to commercialize Zenvia and generate revenues from its sales. In addition to the confirmatory Phase III trial in PBA, we are currently conducting additional pre-clinical and clinical safety studies designed to enhance our response to the FDA’s approvable letter. We will continue to assess the safety and tolerability profile of Zenvia in our ongoing clinical development program.

     If the results of these additional studies show that Zenvia is associated with a significant risk of cardiac side effects, or we or others later identify undesirable side effects caused by the product, we could face one or more of the following:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, which is the strongest type of warning that the FDA can require for a drug and is generally reserved for warning prescribers about adverse drug reactions that can cause serious injury or death;

•	regulatory authorities may withdraw approval of the product after its initial approval;

•	product labeling may be amended to restrict use in certain populations;

•	we may be required to change the way the product is administered, monitor patients taking Zenvia, conduct additional clinical trials or change the labeling of the product; and

•	Zenvia may not be approved for commercialization.
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
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling $261 million as of December 31, 2008, and we expect to continue to incur substantial operating losses for the foreseeable future. As of December 31, 2008, we had approximately $36.5 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow.
     In light of our current capital resources, lack of near-term revenue opportunities and substantial long-term capital needs, we will likely need to raise additional capital in the future to finance our long-term operations until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels through the anticipated timing of the FDA approval decision for Zenvia in PBA in the second half of calendar year 2010, assuming that our trials are completed on our projected timelines. Although we expect to be able to raise additional capital, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development plans for Zenvia. This may result in significant delays in the development of Zenvia and may force us to further curtail our operations.
     Any transactions that we may engage in to raise capital could dilute our shareholders and diminish certain commercial prospects.
     Although we believe that we will have adequate capital reserves to fund operations through the anticipated timing of the FDA approval decision for Zenvia in PBA, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing shareholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. In addition, debt financing, to the extent available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or entering into licensing transactions. If we seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.
     We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
     We have entered into agreements for the licensing out or sale of our non-core assets, including FazaClo, macrophage migration inhibitory factor (“MIF”), our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in major markets worldwide. We may also out-license or otherwise partner Zenvia for PBA and/or the DPN pain indications if we are able to find a licensee or partner on acceptable terms. These transactions involve numerous risks, including:
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
     Once the three-year FDCA exclusivity period has passed and after the patents (including the patent restoration term, if any) that cover Zenvia expire, generic drug companies would be able to introduce competing versions of the drug. Although we have filed additional new patents for Zenvia, there can be no assurance that these patents will issue or that any patents will have claims that are broad enough to prevent generic competition. The U.S. Patent and Trademark Office (“USPTO”) recently issued an office action on one of the PBA applications. Based on the review of this office action, Avanir will file a request for continued examination (“RCE”) with amended claims that address the objections made by the USPTO examiner. Although revisions to a patent application are common during a patent prosecution process, there is no guarantee that our amended claims will be accepted by the USPTO. If we are unsuccessful in strengthening our patent portfolio on a timely basis to secure sufficient protection against generic competition, our long-term revenues from Zenvia sales may be less than expected.

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
     There are a number of difficulties and risks associated with conducting clinical trials. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. It typically takes several years to complete a late-stage clinical trial, such as the ongoing Phase III confirmatory trial for Zenvia in PBA, and a clinical trial can fail at any stage of testing. If clinical trial difficulties or failures arise, our product candidates may never be approved for sale or become commercially viable.
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
     Under our license arrangement for our MIF compound, we have no direct control over the development of this drug candidate and have only limited, if any, input on the direction of development efforts. These development efforts are ongoing by our licensing partner and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs, as was the case in early 2007 when AstraZeneca terminated our RCT license and collaboration agreement. We similarly rely on licensing partners to obtain regulatory approval for docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements.
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
     Our common stock is currently listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On August 13, 2008, we received a staff determination letter from NASDAQ indicating that we failed to comply with the $1.00 minimum bid price requirement for continued listing. We were given an initial cure period of 180 calendar days, or until February 9, 2009, to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days. In October 2008, the NASDAQ Stock Market suspended enforcement of the $1.00 minimum bid requirement through January 16, 2009 due to the rapid deterioration of the capital markets. In December 2008, given the continued extraordinary market conditions, the NASDAQ Stock Market extended its suspension of the $1.00 minimum bid requirement through April 19, 2009. As a result, we believe we have until August 14, 2009 to regain compliance with the minimum bid price requirement.
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
     The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	Announcements by us regarding our non-compliance with continued listing standards on the NASDAQ stock market;

•	Comments made by securities analysts, including changes in their recommendations;

•	Short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	Announcements by us of financing transactions and/or future sales of equity or debt securities;

•	Sales of our common stock by our directors, officers, or significant shareholders;

•	Lack of volume of stock trading leading to low liquidity; and

•	Market and economic conditions.
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

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2009

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial and Accounting Officer)	February 17, 2009