Form 10-Q
period 2009-03-31
AVANIR PHARMACEUTICALS, INC.
filed 2009-05-08
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                          to                     .
Commission File No. 1-15803
AVANIR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	33-0314804
incorporation or organization)	(I.R.S. Employer Identification No.)

101 Enterprise Suite 300, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)
(949) 389-6700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2009 the registrant had 78,236,546 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(unaudited)
Current assets:
Cash and cash equivalents	$30,501,204	$41,383,930
Inventories	17,000	17,000
Prepaid expenses	490,517	1,030,630
Other current assets	341,137	237,334
Current portion of restricted investments in marketable securities	—	388,122

Total current assets	31,349,858	43,057,016
Restricted investments in marketable securities, net of current portion	468,475	468,475
Property and equipment, net	674,713	806,909
Non-current inventories	1,299,504	1,316,277
Other assets	241,400	257,484

TOTAL ASSETS	$34,033,950	$45,906,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$924,434	$451,846
Accrued expenses and other liabilities	707,157	1,881,401
Accrued compensation and payroll taxes	710,838	1,192,457
Current portion of deferred revenues	2,453,109	2,333,932
Notes payable	—	25,744

Total current liabilities	4,795,538	5,885,380
Accrued expenses and other liabilities, net of current portion	685,577	868,517
Deferred revenues, net of current portion	8,813,768	10,152,100

Total liabilities	14,294,883	16,905,997

Commitments and contingencies Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2009 (unaudited) and September 30, 2008, respectively	—	—
Common stock -$0.0001 par value, 200,000,000 shares authorized; 78,236,546 and 78,213,986 shares issued and outstanding as of March 31, 2009 (unaudited) and September 30, 2008, respectively	7,824	7,821
Additional paid-in-capital	285,814,402	284,986,815
Accumulated deficit	(266,083,159)	(255,994,472)

Total stockholders’ equity	19,739,067	29,000,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,033,950	$45,906,161

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
REVENUES FROM PRODUCT SALES
Net revenues	$—	$90,270	$—	$126,270
Cost of revenues	—	15,510	—	21,714

Product gross margin	—	74,760	—	104,556

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenue from royalties and royalty rights	755,655	571,825	2,452,451	2,409,678
Revenues from license agreements	56,020	56,643	113,285	113,907
Revenues from government research grant services	—	311,758	—	479,404

Revenues from research services and other	811,675	940,226	2,565,736	3,002,989
Cost of research and development services	1,695	26,817	9,746	76,807
Cost of government research grant services	—	431,948	—	557,534

Research services and other gross margin	809,980	481,461	2,555,990	2,368,648

Total gross margin	809,980	556,221	2,555,990	2,473,204

OPERATING EXPENSES
Research and development	3,600,400	3,524,665	8,325,314	6,950,925
General and administrative	2,160,280	2,418,894	4,474,592	5,560,918

Total operating expenses	5,760,680	5,943,559	12,799,906	12,511,843

Loss from continuing operations	(4,950,700)	(5,387,338)	(10,243,916)	(10,038,639)

OTHER INCOME (EXPENSES)
Interest income	45,150	283,224	180,846	710,386
Interest expense	(36)	(191,214)	(516)	(425,215)
Other, net	(4,385)	1,889	(21,901)	1,185

Loss from continuing operations before provision for income taxes	(4,909,971)	(5,293,439)	(10,085,487)	(9,752,283)

Provision for income taxes	—	15,159	3,200	15,159

Loss before discontinued operations	(4,909,971)	(5,308,598)	(10,088,687)	(9,767,442)

Loss from discontinued operations	—	(11,787)	—	(1,071,577)

Net loss	$(4,909,971)	$(5,320,385)	$(10,088,687)	$(10,839,019)

BASIC AND DILUTED NET LOSS PER SHARE:

Continuing operations	$(0.06)	$(0.12)	$(0.13)	$(0.23)
Discontinued operations	—	—	—	(0.02)

Net loss	$(0.06)	$(0.12)	$(0.13)	$(0.25)

Basic and diluted weighted average number of common shares outstanding	78,226,972	43,173,143	78,215,281	43,139,573

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(10,088,687)	$(10,839,019)
Loss from discontinued operations	—	1,071,577
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	144,625	234,317
Share-based compensation expense	828,238	920,656
Amortization of debt discount	—	69,833
Loss on disposal of assets	4,792	638
Changes in operating assets and liabilities (net of effects of acquisition/disposition of business):
Receivables	—	172,818
Inventories	16,773	21,714
Prepaid expenses and other assets	452,394	341,691
Accounts payable	472,588	900,809
Accrued expenses and other liabilities	(1,357,184)	(203,631)
Accrued compensation and payroll taxes	(481,619)	(419,299)
Deferred revenues	(1,219,155)	(1,269,226)

Net cash used in operating activities of continuing operations	(11,227,235)	(8,997,122)
Net cash used in operating activities of discontinued operations	—	(203,608)

Net cash used in operating activities	(11,227,235)	(9,200,730)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments in securities	388,122	2,300,107
Purchases of property and equipment	(19,171)	(13,804)
Proceeds from disposal of assets	1,950	4,900

Net cash provided by investing activities	370,901	2,291,203

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net of commissions and offering costs	—	42,956
Tax withholding payments reimbursed by restricted stock payments on debt	(648)	(17,092)
Payments on notes and capital lease obligations	(25,744)	(187,936)

Net cash used in financing activities	(26,392)	(162,072)

Net decrease in cash and cash equivalents	(10,882,726)	(7,071,599)
Cash and cash equivalents at beginning of period	41,383,930	30,487,962

Cash and cash equivalents at end of period	$30,501,204	$23,416,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$516	$355,242
Income taxes paid	$4,963	$15,159
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities of discontinued operations in connection with the Working Capital Adjustment	$—	$867,969
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These condensed statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
     On March 27, 2009, the Company effected a change of domicile from California to Delaware. In the change of domicile, Avanir Pharmaceuticals, a California corporation (“Avanir California”), merged with and into Avanir Pharmaceuticals, Inc., a Delaware corporation (“Avanir Delaware”) and a wholly owned subsidiary of Avanir California. As a result of the merger, Avanir Delaware succeeded to the assets and liabilities of Avanir California. In the merger, each share of Avanir California Class A common stock, no par value, was converted into one share of Avanir Delaware common stock, $0.0001 par value, and all options, warrants and purchase rights issued by Avanir California and outstanding at the time of the merger were assumed by Avanir Delaware. Due to the change in the par value of the Company’s common stock, the Company attributed $7,824 to stockholders’ equity for common stock as of March 31, 2009, which amount is equal to the aggregate par value of the shares of common stock issued and outstanding on that date, and reclassified the balance of $285,814,402 as additional paid-in-capital as of that date. No change was made to stockholders’ equity for preferred stock as no shares were outstanding as of March 31, 2009. Prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on total stockholders’ equity.
2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009. Avanir is a pharmaceutical company focused on developing, acquiring and commercializing novel therapeutic products for the treatment of chronic diseases. The Company’s product candidates address therapeutic markets that include the central nervous system and inflammatory diseases. The Company’s lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), is currently in Phase III clinical development for the treatment of pseudobulbar affect (“PBA”) and diabetic peripheral neuropathic pain (“DPN pain”). The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). The Company’s inflammatory disease program, which targets macrophage migration inhibitory factor (“MIF”), is currently partnered with Novartis. The Company’s infectious disease program has historically been focused primarily on monoclonal antibodies. In 2008, the Company sold its rights to substantially all of these antibodies to two biotechnology companies. As of June 30, 2008, we ceased all future research and development work related to the infectious disease program and we remain eligible to receive milestone payments and royalties related to the sale of these assets.

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
Significant Accounting Policies
     The following represents an update for the six months ended March 31, 2009 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Concentrations
     As of March 31, 2009, $30.2 million of our cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $300,000 of our cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of March 31, 2009, three of the money market mutual funds in which we had invested approximately 71% of our cash and cash equivalents were participating in the U.S. Treasury program. The current termination date for this program is September 18, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at March 31, 2009, our uninsured cash and cash equivalents totaled approximately $9.1 million.
Income Taxes
     We account for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     We account for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
     The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was $3.0 million. The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance, at March 31, 2009 is $3.2 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.

     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at March 31, 2009 and September 30, 2008.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1992 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
     The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.
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
License Arrangements- License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones. These arrangements are often multiple element arrangements.
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
Research Services Arrangements- Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred. These arrangements are often multiple element arrangements.
Royalty Arrangements- The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing. These arrangements are often multiple element arrangements.

Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. The Company recognizes royalty revenue in the period in which the threshold is exceeded.
When the Company sells its rights to future royalties under license agreements and also maintains continuing involvement in earning such royalties, it defers recognition of any upfront payments and recognizes them as revenues over the life of the license agreement. The Company recognizes revenues for the sale of an undivided interest of its Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GlaxoSmithKline (“GSK”) for the period to the total remaining royalties that is expected GSK will pay Drug Royalty USA over the remaining term of the agreement by the unamortized deferred revenues.
In 2000, the Company granted a subsidiary of GSK, SB Pharmco Puerto Rico, Inc. the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In fiscal 2003, the Company sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million in an upfront payment. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. The Company also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. The Company currently has several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for the Company depending on clinical and regulatory success outside of the United States.
Government Research Grant Revenues- The Company recognizes revenues from federal research grants during the period in which the related expenditures are incurred.
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
Share-Based Compensation
     We grant options, restricted stock units and restricted stock awards to purchase our common stock to certain of our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised FAS No. 123, “Share-Based Payment” (“FAS 123R”), including the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), that require the fair value method to account for share-based payments.
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
     Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three and six months ended March 31, 2009 and 2008 was comprised of the following:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2009	2008	2009	2008
From Continuing Operations:
General and administrative expense	$356,457	$289,279	$662,456	$586,899
Research and development expense	85,647	187,468	165,782	333,757

Total	$442,104	$476,747	$828,238	$920,656

	For the three months ended		For the six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Share-based compensation expense from:
Stock options	$194,519	$147,052	$373,308	$361,176
Restricted stock units	247,585	225,142	454,930	442,812
Restricted stock awards	—	104,553	—	116,668

Total	$442,104	$476,747	$828,238	$920,656

     Since the Company has a net operating loss carryforward as of March 31, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six month periods ended March 31, 2009 and 2008 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities. (See Note 13 “Employee Equity Incentive Plans.”)
Recently Issued Accounting Pronouncements
     Financial Accounting Standard No. 157-4 (“FAS 157-4”). In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its financial statements based on current market conditions.

     FASB Staff Position No. 115-2 (“FSP 115-2”). In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not expect that the adoption of this statement will have a significant impact on its financial statements.
     FASB Staff Position No. 107-1 (“FSP 107-1”). In April 2009, the FASB issued FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Therefore, we will be required to adopt FSP 107-1 for the three month period ending June 30, 2009. Because FSP 107-1 requires only additional disclosures, adoption of this pronouncement will have no impact on our financial position and results of operations.
     EITF Issue No. 07-5. In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Therefore, we will be required to adopt EITF 07-5 for the fiscal year beginning October 1, 2009. We are currently assessing the impact of EITF 07-5 on our financial position and results of operations.
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
     Financial Accounting Standards No. 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting. We adopted FAS 159 on October 1, 2008. The adoption of FAS 159 did not significantly affect our consolidated financial condition or results of operations.
     Financial Accounting Standards No. 157 (“FAS 157”) In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of FAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FAS No. 157 effective October 1, 2008 (see Note 3, Fair Value of Financial Instruments). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on our consolidated financial position and results of operations.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of October 1, 2008, the Company adopted FAS No. 157, Fair Value Measurements (“FAS 157”), to measure the fair value of certain of its financial assets required to be measured at fair value on a recurring basis. FAS 157 requires the Company to provide information related to the methods used to value its financial assets based on the fair value hierarchy contained in FAS 157. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its financial statements based on current market conditions.
     As of March 31, 2009, the Company’s cash equivalents of $30.2 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined under FAS 157.
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
     In connection with the sale, the Company received approximately $43.9 million in upfront consideration. In addition, the Company could receive up to $2 million in royalties, based on 3% of Azur’s annualized net product revenues in excess of $17 million. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo upon the achievement of certain milestones were assumed by Azur; however, the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur in August 2007. During the second quarter of fiscal 2009, the Company received a royalty payment in the amount of $395,000.
     In accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results relating to FazaClo have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
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
     The following table presents the restructuring activities for the six months ended March 31, 2009:

	Balance at		Balance at
	September 30,	Payments/	March 31,
	2008	Reductions	2009
Accrued Restructuring
Lease restructuring liability	$1,135,965	$(162,616)	$973,349

Less current portion	(316,086)		(306,642)

Non-current portion	$819,879		$666,707

     The current portion of the lease restructuring liabilities of approximately $316,000 and $307,000 at September 30, 2008 and March 31, 2009, respectively, are included in “Accrued expenses and other liabilities” and the non-current portion of lease restructuring liability of approximately $820,000 and $667,000 at September 30, 2008 and March 31, 2009, respectively, are included in “Accrued expenses and other liabilities, net of current portion” in the accompanying condensed consolidated balance sheets.
6. INVENTORIES
     Inventories relate to the active pharmaceutical ingredient docosanol and the active pharmaceutical ingredients of Zenvia, dextromethorphan and quinidine.
     The composition of inventories is as follows:

	March 31,	September 30,
	2009	2008
Raw materials	$1,316,504	$1,333,277
Less: current portion	(17,000)	(17,000)

Non-current portion	$1,299,504	$1,316,277

     The amount classified as non-current inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.
7. OTHER ASSETS
     Other assets consist of the following:

	March 31,	September 30,
	2009	2008
Current receivables from subtenants	$122,428	$167,546
Current receivable from license and royalty agreements	218,709	68,251
Deposits	241,400	241,400
Other	—	17,621

Total other assets	582,537	494,818
Less: current	(341,137)	(237,334)

Non current total other assets	$241,400	$257,484

8. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	March 31,	September 30,
	2009	2008
Accrued research and development expenses	$197,183	$1,404,556
Accrued general and administrative expenses	118,730	160,759
Deferred rent	18,871	48,638
Lease restructuring liability	973,349	1,135,965
Other	84,601	—

Total accrued expenses and other liabilities	1,392,734	2,749,918
Less: current	(707,157)	(1,881,401)

Non-current total accrued expenses and other liabilities	$685,577	$868,517

9. DEFERRED REVENUES
     The following table sets forth as of March 31, 2009 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and other agreements:

	Drug Royalty
	USA	Other
	Agreement	Agreements	Total
Net deferred revenues as of October 1, 2008	$12,202,198	$283,834	$12,486,032
Changes during the period:
Recognized as revenues during period	(1,105,870)	(113,285)	(1,219,155)

Net deferred revenues as of March 31, 2009	$11,096,328	$170,549	$11,266,877

Classified and reported as:
Current portion of deferred revenues	$2,282,560	$170,549	$2,453,109
Deferred revenues, net of current portion	8,813,768	—	8,813,768

Total deferred revenues	$11,096,328	$170,549	$11,266,877

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
     For the six month periods ended March 31, 2009 and 2008, the following options and warrants to purchase shares of common stock, restricted stock units and restricted stock awards were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2009	2008
Stock options	2,205,063	677,282
Performance stock options	2,031,233	—
Stock warrants	12,509,742	269,305
Restricted stock units (1)	2,827,721	2,400,565
Restricted stock awards	—	6,000

(1)	Includes 381,293 shares of restricted stock awarded to directors that have vested but are still restricted until the directors resign.
11. COMPREHENSIVE LOSS
     Comprehensive loss consists of the following:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Net loss	$(4,909,971)	$(5,320,385)	$(10,088,687)	$(10,839,019)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	—	(563)	—	3,272

Total comprehensive loss	$(4,909,971)	$(5,320,948)	$(10,088,687)	$(10,835,747)

12. STOCKHOLDERS’ EQUITY
     During the six month period ended March 31, 2009, the Company issued 24,000 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, an officer exercised his option to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 1,440 shares of common stock at a market price of $0.45 per share.
     As of March 31, 2009, warrants to purchase 12,509,742 shares of the Company’s common stock at a weighted-average exercise price per share of $1.59 remained outstanding, all of which are exercisable.
13. EMPLOYEE EQUITY INCENTIVE PLANS
     The Company currently has five equity incentive plans (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. All of the Plans were approved by the stockholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.
     During the six month periods ended March 31, 2009 and 2008, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s employees and consultants. Under the Plans, as of March 31, 2009, the Company had an aggregate of 12,144,116 shares of its common stock reserved for future issuance. Of those shares, 7,064,017 were subject to outstanding options and other awards and 5,080,099 shares were available for future grants of share-based awards. As of March 31, 2009, no options were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of March 31, 2009, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of March 31, 2009.
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
     Summaries of stock options outstanding and changes during the six month period ended March 31, 2009 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2008	624,027	$6.61
Granted	1,613,110	$0.53
Forfeited	(29,914)	$7.10
Expired	(2,160)	$5.22

Outstanding March 31, 2009	2,205,063	$2.16	9.0	$60

Vested and expected to vest in the future, March 31, 2009	1,350,476	$3.05	8.7	$31

Exercisable, March 31, 2009	275,438	$10.82	6.2	$—

     The weighted average grant-date fair value of options granted during the six month period ended March 31, 2009 was $0.40 per share. There were no options granted during the six month period ended March 31, 2008. There were no options exercised in the six month periods ended March 31, 2009 and 2008. As of March 31, 2009, the total unrecognized compensation cost related to unvested options was $1,199,000 which, based on the vesting schedules, is expected to be recognized over the weighted-average period of 3.3 years.
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
     Assumptions used in the Black-Scholes model for options granted during the six month period ended March 31, 2009 were as follows:

2009
Expected volatility	101%
Expected term in years	5.0
Risk-fee interest rate (zero coupon U.S. Treasury Note)	1.6% -2.3%
Expected dividend yield	0%

     The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.53	1,436,510	9.7	$0.53	—	$—
$0.54-$1.29	337,960	9.0	$0.88	10,000	$1.20
$2.41-$11.76	350,343	7.1	$7.23	194,563	$10.02
$12.12-$13.60	39,000	5.2	$12.86	39,000	$12.86
$15.84-$19.38	41,250	6.4	$16.16	31,875	$16.16

	2,205,063	9.0	$2.16	275,438	$10.82

     Performance stock options. During fiscal 2008, we granted stock options to purchase a target of 2,048,200 shares of common stock from the 2003 Stock Option Plan. The performance stock options are not included in the above outstanding and exercisable stock options table. The contractual terms are ten years. The stock options have a performance goal that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 115% of target. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. During the six months ended March 31, 2009, the performance goals related to 777,725 performance options previously granted was met and vesting began.
     Summaries of performance stock options outstanding and changes during the six month period ended March 31, 2009 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2008	2,048,200	$0.88
Forfeited	(16,967)	$0.88

Outstanding March 31, 2009	2,031,233	$0.88	9.3	$—

Vested and expected to vest in the future, March 31, 2009	912,438	$0.88	9.3	$—

Exercisable, March 31, 2009	60,763	$0.88	9.3	$—

     As of March 31, 2009, the total unrecognized compensation cost related to unvested performance options was $1,252,000 which is expected to be recognized over the weighted-average period of 3.5 years, based on the vesting schedules and the likelihood of meeting performance criteria.
     Restricted stock units. RSUs generally vest based on three years of continuous service. The following table summarizes the RSU activities for the six months ended March 31, 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2008	2,259,042	$1.85
Granted	420,000	$0.44
Vested	(231,914)	$1.65
Forfeited	(700)	$2.06

Unvested, March 31, 2009	2,446,428	$1.63

     During the six month period ended March 31, 2009, the Company awarded 420,000 shares of restricted stock units to directors with a weighted average grant date fair value of $0.44 and exercisable at a purchase price of $0.00 per share. During the six month period ended March 31, 2008, the Company awarded 866,751 shares of restricted stock units to employees with a weighted average grant date fair value of $1.49 and exercisable at a purchase price of $0.00 per share.
     At March 31, 2009, there were 381,293 shares of restricted stock with a weighted-average grant date fair value of $2.76 awarded to directors that have vested but are still restricted until the directors resign.
     The grant-date fair value of RSUs granted during the six month periods ended March 31, 2009 and 2008 was $184,800 and $1,287,500, respectively. As of March 31, 2009, the total unrecognized compensation cost related to unvested shares was $2,630,000 which, based on the vesting schedules, is expected to be recognized over a weighted-average period of 1.2 years. The Company received no cash from exercised options and restricted stock awards under all share-based payment arrangements during the six month periods ended March 31, 2009 and 2008. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the six month periods ended March 31, 2009 and 2008.
14. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does it have an obligation to develop, any other indications under the CNS license agreement. The Company will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses Zenvia to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.
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
     Guarantees and Indemnities-The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.

     The maximum amount of potential future payments under such indemnifications obligations is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of March 31, 2009.
15. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the U.S.; therefore, total revenues for the six month period ended March 31, 2009 and 2008 are attributed to the U.S. All long-lived assets at March 31, 2009 and September 30, 2008 are located in the U.S.
     For the six month periods ended March 31, 2009 and 2008, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 80% and 73% of total net revenues, respectively. For the six month periods ended March 31, 2009 and 2008, royalty revenues from Azur were 15% and 2% of total net revenues, respectively. Both GSK and Azur royalties as a percentage of total revenue increased in the first six months of 2009 as compared to the same period in the prior year primarily due to the lack of certain revenue sources in 2009 including government grant revenue and product revenue.
16. SUBSEQUENT EVENT
     In January 2006, we signed an exclusive license agreement with Kobayashi Pharmaceutical Co., Ltd., a Japanese corporation, to allow Kobayashi to market in Japan certain medical products that are curative of episodic outbreaks of herpes simplex or herpes labialis and that contain a therapeutic concentration of our docosanol 10% cream. In April 2009, the license agreement with Kobayashi was terminated and no termination fees were incurred. In the third quarter of fiscal 2009, we will recognize approximately $170,000 in revenue which was previously deferred relating to the $860,000 data transfer fee received in March 2006 upon initiation of the agreement.
     In April 2009, we entered into a sublease agreement with Halozyme, Inc. for approximately 9,200 square feet of laboratory and office space in San Diego. In the third quarter of fiscal 2009, we will recognize an additional estimated loss due to the exit of the Company's leases in the amount of approximately $124,000.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended March 31, 2009 is also referred to as the second quarter of fiscal 2009.
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
Zenvia Status
     Zenvia is currently in Phase III clinical development for the treatment of two conditions: (1) PBA, also known as emotional lability and (2) DPN pain.
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
     In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process, on the design of a single confirmatory Phase III clinical trial of Zenvia for the treatment of patients with PBA. We enrolled our first patient in this trial in December 2007 and as of March 2009, we have completed enrollment with 326 patients in total. We currently expect top-line safety and efficacy data from the blinded phase to become available during the third calendar quarter of 2009.
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
     In September 2008, we submitted a Phase III protocol and related program questions for Zenvia in the treatment of DPN pain to the FDA under a SPA. We received the FDA’s initial response to the SPA and we are currently engaged in discussions with the FDA regarding the design of the next Phase III study and overall neuropathic pain program requirements.
     In April 2009, we reported results from pre-clinical and clinical safety studies that we conducted in order to enhance our complete response to the approvable letter and to assist with planned label discussions with the FDA. Management believes data generated in these studies suggest an improved cardiac safety margin of the new lower dose formulation of Zenvia compared to the dose previously tested. However, the FDA approval decision for Zenvia is expected to depend to a significant degree on the agency’s overall assessment of benefits versus potential risks, including the risks assessed in these studies. (See additional information in this report under the caption “Risk Factors” and Part II “Item 5”.)
Docosanol 10% Cream
     Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Canada, Denmark, Finland, Israel, Korea, Norway, Portugal, Spain, Poland, Greece and Sweden and is sold by our marketing partners in these territories. In 2000, we granted a subsidiary of

GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. (“GSK”) the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In fiscal 2003, we sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. We also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. We currently have several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for the Company depending on clinical and regulatory success outside of the United States.
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
     In January 2006, we signed an exclusive license agreement with Kobayashi Pharmaceutical Co., Ltd., a Japanese corporation, to allow Kobayashi to market in Japan certain medical products that are curative of episodic outbreaks of herpes simplex or herpes labialis and that contain a therapeutic concentration of our docosanol 10% cream. In April 2009, the license agreement with Kobayashi was terminated and no termination fees were incurred. In the third quarter of fiscal 2009, we will recognize approximately $170,000 in revenue which was previously deferred relating to the $860,000 data transfer fee received in March 2006 upon initiation of the agreement.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in inventories, income taxes, contingencies, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions are made. Actual results may differ significantly from our estimates.
     A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008 in the “Critical Accounting Policies and Estimates” section and in Note 2 of the Notes to our Condensed Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Revenues and Cost of Revenues

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
PRODUCT SALES
Net revenues	$—	$90,270	$(90,270)	-100%
Cost of revenues	—	15,510	(15,510)	-100%

Product gross margin	—	74,760	(74,760)	-100%

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenue from royalties and royalty rights	$755,655	$571,825	$183,830	32%
Revenues from license agreements	56,020	56,643	(623)	-1%
Revenues from government research grant services	—	311,758	(311,758)	-100%

Revenues from research services and other	811,675	940,226	(128,551)	-14%

Costs:
Cost of research and development services	1,695	26,817	(25,122)	-94%
Cost of government research grant services	—	431,948	(431,948)	-100%

Costs from research services and grants	1,695	458,765	(457,070)	-100%

Research services and other gross margin	809,980	481,461	328,519	68%

Total gross margin	$809,980	$556,221	$253,759	46%

Revenues
     There were no revenues from product sales to report for the three month period ended March 31, 2009. Net product revenues for the three months ended March 31, 2008 include sales of docosanol 10% cream of $90,000. In the second quarter of fiscal 2009, revenues from research services and other were comprised of royalty and license revenue of $812,000, of which $395,000 was earned pursuant to the Azur license agreement and $417,000 was primarily related to the recognition of deferred revenue. In the second quarter of fiscal 2008, revenues from research services and other were comprised of royalty and license revenue of $628,000, of which $553,000 related to the recognition of deferred revenue, $71,000 was related to the Azur license agreement and $4,000 arose from other sources. In addition, we earned $312,000 in government grant revenue.
     Revenues from research services and other decreased by $129,000 for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The decrease is attributable to the termination of the anthrax antibody program which ended on June 30, 2008 and provided $312,000 of government research grant services revenue in the fiscal 2008 period partially offset by higher royalty revenues in the fiscal 2009 period.
     Potential revenue-generating contracts that remained active as of March 31, 2009 include several docosanol 10% cream license agreements and our license agreement with Novartis for our MIF technology. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     Cost of research services and grants declined to $1,700 for the second quarter of fiscal 2009 compared to $459,000 for the second quarter of fiscal 2008. The decline in cost of revenues is primarily attributable to the completion of the remaining work under the NIH grant and the termination of all future research and development work related to other infectious diseases on June 30, 2008.
Operating Expenses

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,600,400	$3,524,665	$75,735	2%
General and administrative	2,160,280	2,418,894	(258,614)	-11%

Total operating expenses	$5,760,680	$5,943,559	$(182,879)	-3%

Research and Development Expenses
     Research and development expenses remained relatively unchanged with a slight increase of $76,000 from $3.5 million in the second quarter of fiscal 2008 to $3.6 million for the second quarter of fiscal 2009.
     During the current fiscal year we expect that our research and development costs will continue to consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA and initial regulatory work to prepare for the complete response to the FDA approvable letter.
General and Administrative Expenses
     General and administrative expenses decreased by $259,000 from $2.4 million for the second quarter of fiscal 2008 compared to $2.2 million for the second quarter of fiscal 2009. The decrease is primarily attributed to a decrease in our overall general and administrative expenses as a result of our focused efforts to contain costs and negotiate discounts with our principal vendors.

Share-Based Compensation
     Total compensation expense for our share-based payments in the three month period ended March 31, 2009 and the same period in 2008 was approximately $442,000 and $477,000, respectively. General and administrative expense in the three month periods ended March 31, 2009 and 2008 include share-based compensation expense of approximately $356,000 and $289,000, respectively. Research and development expense in the three month periods ended March 31, 2009 and 2008 include share-based compensation expense of approximately $86,000 and $187,000, respectively. As of March 31, 2009, $5.1 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.6 years. See Note 13, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     For the three month period March 31, 2009, interest expense decreased to approximately $36, compared to approximately $191,000 for the same period in the prior year. The decrease in interest expense in 2009 is primarily due to a decrease in the balance on notes payable as compared to the prior year, mostly attributed to the accelerated repayment of the remaining outstanding principal under the notes payable in June 2008. The notes payable were issued in connection with the purchase of Alamo.
     For the three month period ended March 31, 2009, interest income decreased to approximately $45,000 compared to approximately $283,000 for the same period in the prior year. The decrease is due to a 1.1 % decrease in the yield earned on our investment accounts in the second quarter of 2009 as compared to the same period in the prior year.
Loss from Discontinued Operations
     Loss from discontinued operations was $11,787 in the three month period ended March 31, 2008. The loss recognized in the three month period ended March 31, 2008 is attributed to additional trailing costs of $11,787 related to the operations of FazaClo. No costs were recognized for discontinued operations in the second quarter of fiscal 2009.
Net Loss
     Net loss was $4.9 million or $0.06 per share in the three month period ended March 31, 2009 compared to a net loss of $5.3 million or $0.12 per share for the three month period ended March 31, 2008.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	Six months ended
	March 31,
	2009	2008	$ Change	% Change
PRODUCT SALES
Net revenues	$—	$126,270	$(126,270)	-100%
Cost of revenues	—	21,714	(21,714)	-100%

Product gross margin	—	104,556	(104,556)	-100%

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenue from royalties and royalty rights	$2,452,451	$2,409,678	$42,773	2%
Revenues from license agreements	113,285	113,907	(622)	-1%
Revenues from government research grant services	—	479,404	(479,404)	-100%

Revenues from research services and other	2,565,736	3,002,989	(437,253)	-15%

Costs:
Cost of research and development services	9,746	76,807	(67,061)	-87%
Cost of government research grant services	—	557,534	(557,534)	-100%

Costs from research services and grants	9,746	634,341	(624,595)	-98%

Research services and other gross margin	2,555,990	2,368,648	187,342	8%

Total gross margin	$2,555,990	$2,473,204	$82,786	3%

Revenues
     There were no revenues from product sales to report for the six month period ended March 31, 2009. Net product revenues for the six months ended March 31, 2008 include sales of docosanol 10% cream of $126,000. In the first six months of fiscal 2009, revenues from research services and other included royalty and license revenue of $395,000 related to the Azur license agreement, royalty revenue of $951,000 related to the GSK license agreement and $1.2 million primarily related to the recognition of deferred revenue.
     Revenues from research services and other declined by $437,000 to $2.6 million for the first six months of fiscal 2009 compared to $3.0 million in the first six months of fiscal 2008. The decrease in revenues is attributed to a decline in grant revenue of $479,000 due to the termination of the anthrax antibody program which ended in June 30, 2008.
     Potential revenue-generating contracts that remained active as of March 31, 2009 include several docosanol 10% cream license agreements and our license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     Costs of research services and grants declined to $9,700 for the first six months of fiscal 2009 compared to $634,000 for the first six months of fiscal 2008. The decline in cost of revenues is primarily attributable to the completion of the remaining work under the NIH grant and the termination of all future research and development work related to other infectious diseases on June 30, 2008.

	Six months ended
	March 31,
	2009	2008	$ Change	% Change
OPERATING EXPENSES
Research and development	$8,325,314	$6,950,925	$1,374,389	20%
General and administrative	4,474,592	5,560,918	(1,086,326)	-20%

Total operating expenses	$12,799,906	$12,511,843	$288,063	2%

Research and Development Expenses
     Research and development expenses increased by $1.4 million from $6.9 million in the first six months of fiscal 2008 to $8.3 million for the first six months of fiscal 2009. The increase is primarily due to increased costs incurred for Zenvia due to the confirmatory Phase III trial for the PBA indication of Zenvia.
General and Administrative Expenses
     General and administrative expenses decreased by $1.1 million from $5.6 million for the first six months of fiscal 2008 compared to $4.5 million for the first six months of fiscal 2009. The decrease is primarily attributed to a decrease in our overall general and administrative expenses as a result of the restructuring and the significant organizational changes that we made to our infrastructure. In addition, our general and administrative costs have decreased as a result of our focused efforts to contain costs and negotiate discounts with our principal vendors.
Share-Based Compensation
     The Company re-examines forfeiture rates as they apply to stock-based compensation on an annual basis. Forfeiture rates for the six month periods ended March 31, 2009 and 2008 were estimated to be approximately 30% based on our historical experience. Future estimates may differ substantially from the Company’s current estimates.
     Compensation expense for our share-based payments in the six month period ended March 31, 2009 and the same period in 2008 was $828,000 and $921,000, respectively. Selling, general and administrative expense in the six month periods ended March 31, 2009 and 2008 include share-based compensation expense of $662,000 and $587,000, respectively. Research and development expense in the six month periods ended March 31, 2009 and 2008 include share-based compensation expense of $166,000 and $334,000, respectively. As of March 31, 2009, $5.1 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.6 years. See Note 13, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Interest Expense and Interest Income
     For the six month period ended March 31, 2009, interest expense decreased to $516 compared to $425,000 for the same period in the prior year. The decrease in interest expense in 2009 is primarily due to a decrease in the balance on the notes payable as compared to the prior year, mostly attributed to the accelerated repayment of the remaining outstanding principal under the notes payable in June 2008. The notes payable were issued in connection with the purchase of Alamo.
     For the six month period ended March 31, 2009, interest income decreased to $181,000, compared to $710,000 for the same period in the prior year. The decrease is due to a 2.0 % decrease in the yield earned on our investment accounts in the second quarter of 2009 as compared to the same period in the prior year.
Loss from Discontinued Operations
     There was no activity related to discontinued operations in the six month period ended March 31, 2009. Loss from discontinued operations was $1.1 million in the six month period ended March 31, 2008. The loss recognized in the six month period ended March 31, 2008 is attributed to the accrual for the Net Working Capital Adjustment of $868,000 as well as additional costs related to the operations of FazaClo during the six months ended March 31, 2008.

Net Loss
     Net loss was $10.1 million, or $0.13 per share, in the six months ended March 31, 2009, compared to a net loss of $10.8 million, or $0.25 per share for the six months ended March 31, 2008.
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

		Increase
	March 31,	(Decrease)	September 30,
	2009	During Period	2008
Cash, cash equivalents and investment in securities	$30,969,679	$(11,270,848)	$42,240,527
Cash and cash equivalents	$30,501,204	$(10,882,726)	$41,383,930
Net working capital	$26,554,320	$(10,617,316)	$37,171,636

	Six Months		Six Months
	Ended	Change	Ended
	March 31,	Between	March 31,
	2009	Periods	2008
Net cash used in operating activities	$(11,227,235)	$(2,026,505)	$(9,200,730)
Net cash provided by investing activities	370,901	(1,920,302)	2,291,203
Net cash used in financing activities	(26,392)	135,680	(162,072)

Net decrease in cash and cash equivalents	$(10,882,726)	$(3,811,127)	$(7,071,599)

     Operating activities. Net cash used in operating activities amounted to $11.2 million in the first six months of fiscal 2009 compared to $9.2 million in the first six months of fiscal 2008. The increase is primarily due to expenses related to the confirmatory Phase III trial and advanced cardiac safety study for the PBA indication of Zenvia.
     Investing activities. Net cash provided by investing activities was $371,000 in the first six months of fiscal 2009, compared to $2.3 million provided in the first six months of fiscal 2008. The decrease in cash provided by investing activities is primarily related to the decrease in proceeds from the sale and maturities of investments.
     Financing activities. Net cash used in financing activities was $26,000 in the first six months of fiscal 2009 compared to net cash used in financing activities of $162,000 in the first six months of fiscal 2008. The decrease in net cash used in financing activities is primarily related to a decrease in repayments of notes payable.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. No offerings have been made there-under and we currently do not anticipate selling securities under this registration statement prior to the release of top-line safety and efficacy data from our PBA trial, if at all.
     As of March 31, 2009, we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows. We have no off-balance sheet arrangements.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$5,695,604	$1,869,722	$2,862,949	$962,933	$—
Purchase obligations (2)	976,943	976,943	—	—	—

Total	$6,672,547	$2,846,665	$2,862,949	$962,933	$—

(1)	Operating leases obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2009 which approximates our contractual commitments for goods and services in the normal course of our business.
     Zenvia License Milestone Payments. We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does it have an obligation to develop, any other indications under the CNS license agreement. The Company will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses Zenvia to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Management Outlook
     We believe that cash and cash equivalents and investments in securities of approximately $30.5 million at March 31, 2009 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the clinical development of Zenvia and the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our plans will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.
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

Interest rate sensitivity
     Our investment portfolio consists primarily of fixed income instruments with an average duration of approximately 9-12 months. The primary objective of our investments in debt securities is to preserve principal, without significantly increasing risk. We classify our restricted investments in securities as of March 31, 2009 as held-to-maturity. Based on the average duration of our investments as of March 31, 2009 and 2008, an increase of one percentage point in the interest rates would have resulted in increases in interest income of approximately $303,000 and $263,000, respectively.
     As of March 31, 2009, $30.2 million of our cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $300,000 of our cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of March 31, 2009, three of the money market mutual funds in which we had invested approximately 71% of our cash and cash equivalents were participating in the U.S. Treasury program. The current termination date for this program is September 18, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at March 31, 2009, our uninsured cash totaled approximately $9.1 million.
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
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2009. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
     In October 2006, we received an “approvable letter” from the FDA for NDA submission for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns and the safety concerns will require additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation that was tested in earlier trials. In order to address the safety concerns, however, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of the study is to demonstrate improved safety and significant efficacy. We have completed patient enrollment and expect top-line safety and efficacy data from the blinded phase to be available in the third calendar quarter of 2009. It is possible that the efficacy will be so reduced at lower quinidine dose formulations that we will not be able to satisfy the FDA’s efficacy requirements. There can be no assurance that the FDA will approve Zenvia for commercialization.
     Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our confirmatory Phase III trial for Zenvia for PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement from the FDA on the adequacy of the design of a planned clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override the SPA. For example, it is possible that we will not obtain enough data on cardiac risks in our ongoing Phase III trials to satisfy FDA safety concerns, which could necessitate further clinical trials. Additionally, because we expanded the planned number of patients enrolled in the ongoing PBA Phase III trial, the FDA may request other amendments to the trial design that could add to the trial’s cost and/or time, as well as degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to demonstrate the safety and efficacy required for product approval.
     The FDA’s safety concerns regarding Zenvia for the treatment of PBA may extend to other clinical indications that we are pursuing, including DPN pain. Due to these concerns, we expect to develop Zenvia for other indications using alternative doses, which may negatively affect efficacy.
     We are currently developing Zenvia for the treatment of DPN pain, for which we have completed a Phase III trial. Although the FDA has not expressly stated that the safety concerns and questions raised in the PBA approvable letter would apply to other indications such as DPN pain, we believe that it is possible that the FDA will raise similar concerns for this indication. Accordingly, we are planning to use a lower quinidine dose formulation in the next Phase III trial for DPN pain. Although we achieved positive results in our initial Phase III trial, an alternative lower quinidine dose formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent PK study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any alternative lower quinidine dose formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays. There is also a risk that due to the change in dosage levels, the FDA may require more than one additional Phase III trial for regulatory approval, which would be costly and delay the potential commercial launch of this drug.
     Even if Zenvia receives marketing approval from the FDA, the approval may not be on the terms that we seek and could limit the marketability of the drug.
     Even if the FDA approves Zenvia for marketing in one or more indications, any side effects associated with this product candidate could cause the approval to be granted on terms less favorable than those we are seeking. This may, in turn, limit our ability to enter into licensing, partnering or collaboration arrangements with respect to Zenvia and to commercialize Zenvia and generate revenues from its sales. In addition to the confirmatory Phase III trial in PBA, we recently completed additional pre-clinical and clinical cardiac safety studies designed to enhance our response to the FDA’s approvable letter and to support planned label discussions with the FDA. Although we believe these studies showed an improvement in the cardiac safety margin with the lower dose of quinidine that we are currently testing, it did show QTc prolongation of a duration that is above the FDA’s threshold of concern (5ms mean increase) in approving new drugs. As a result, we could face one or more of the following risks:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, which is the strongest type of warning that the FDA can require for a drug and is generally reserved for warning prescribers about adverse drug reactions that can cause serious injury or death;

•	regulatory authorities may withdraw approval of the product after its initial approval;

•	product labeling may be amended to restrict use in certain populations;

•	physicians may be required to conduct additional tests prior to dispensing product or monitor patients taking Zenvia;

•	we may be required to conduct additional studies either post-marketing or before approval; and

•	Zenvia may not be approved by the FDA for commercialization as they may perceive that the benefit does not outweigh the potential risk.
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
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling $266.1 million as of March 31, 2009, and we expect to continue to incur substantial operating losses for the foreseeable future. As of March 31, 2009, we had approximately $31.0 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow.
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
     Any transactions that we may engage in to raise capital could dilute our stockholders and diminish certain commercial prospects.
     Although we believe that we will have adequate capital reserves to fund operations through the anticipated timing of the FDA approval decision for Zenvia in PBA, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing stockholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. In addition, debt financing, to the extent available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or entering into licensing transactions. If we seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.
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
     Once the three-year FDCA exclusivity period has passed and after the patents (including the patent restoration term, if any) that cover Zenvia expire, generic drug companies would be able to introduce competing versions of the drug. Although we have filed additional new patents for Zenvia, there can be no assurance that these patents will issue or that any patents will have claims that are broad enough to prevent generic competition. The U.S. Patent and Trademark Office (“USPTO”) recently issued an office action on one of the PBA applications. Based on the review of this office action, Avanir intends to amend the claims that address the objections made by the USPTO examiner. Although revisions to a patent application like this are common during a patent prosecution process, there is no guarantee that our amended claims will be accepted by the USPTO. If we are unsuccessful in strengthening our patent portfolio on a timely basis to secure sufficient protection against generic competition, our long-term revenues from Zenvia sales may be less than expected.
     If we fail to obtain regulatory approval in foreign jurisdictions, we would not be able to market our products abroad and our revenue prospects would be limited.
     We may seek to have our products or product candidates marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. For example, our development partner in Japan encountered significant difficulty in seeking approval of docosanol in that country and was forced to abandon efforts to seek approval in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
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
     There are a number of difficulties and risks associated with conducting clinical trials. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. It typically takes several years to complete a late-stage clinical trial and a clinical trial can fail at any stage of testing. If clinical trial difficulties or failures arise, our product candidates may never be approved for sale or become commercially viable.
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
     The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in similar areas as our research. For example, we expect that Zenvia will face competition from antidepressants, atypical anti-psychotic agents and other agents in the treatment of PBA and from a variety of pain medications and narcotic agents for the treatment of DPN pain.
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
     Our common stock is currently listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below

$1.00 for a period of 30 consecutive business days. On August 13, 2008, we received a staff determination letter from NASDAQ indicating that we failed to comply with the $1.00 minimum bid price requirement for continued listing. We were given an initial cure period of 180 calendar days, or until February 9, 2009, to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days. Since October 2008, the NASDAQ Stock Market has suspended enforcement of the $1.00 minimum bid requirement due to the rapid deterioration of the capital markets. The current suspension has been extended through July 19, 2009. As a result, we believe we have until approximately November 13, 2009 to regain compliance with the minimum bid price requirement.
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
     The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	Announcements by us regarding our non-compliance with continued listing standards on the NASDAQ stock market;

•	Comments made by securities analysts, including changes in their recommendations;

•	Short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	Announcements by us of financing transactions and/or future sales of equity or debt securities;

•	Sales of our common stock by our directors, officers, or significant stockholders;

•	Lack of volume of stock trading leading to low liquidity; and

•	Market and economic conditions.
     Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to our product candidates, including Zenvia, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter-to-quarter. Our operating results and prospects may also vary depending on the status of our partnering arrangements.
     As a result of these factors, we expect that our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of the Zenvia approvable letter, could give rise to stockholders lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in favor of the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 Annual Meeting of Stockholder’s of AVANIR Pharmaceuticals, Inc. was held on February 19, 2009. There were issued and outstanding on December 28, 2008, the record date, 78,227,041 shares of Class A common stock, each share being entitled to one vote, constituting all of our outstanding voting securities. The following proposals received the number of votes set forth below, such votes being sufficient to pass all of the proposals.
Proposal No. 1: Election of Directors

Director Nominee	For	Withheld
Keith A. Katkin	68,166,923	1,825,976
Charles A. Mathews	67,590,075	2,402,825
Nicholas J. Simon	68,225,476	1,767,423
In addition, Stephen G, Austin, David J. Mazzo, Dennis G. Podlesak, Craig A. Wheeler and Scott M. Whitcup continued to serve on our board of directors after the Annual Meeting.
Proposal No. 2: Ratification of Selection of KMJ Corbin & Company LLP as Independent Registered Public Accounting Firm

For	Against	Abstain
68,263,001	1,166,570	563,327
Proposal No. 3: Proposed Change in Corporate Domicile from California to Delaware

For	Against	Abstain
41,190,680	4,682,056	19,994
Item 5. OTHER INFORMATION
Termination of Docosanol License
On May 4, 2009, the Company and Kobayashi Pharmaceutical Co., Ltd. mutually agreed to terminate their Docosanol license agreement, dated January 5, 2006. The license agreement was terminated following Kobayashi’s conclusion that it was not commercially feasible to obtain the necessary regulatory approvals to market Docosanol in Japan.
Completion of Advanced Cardiac Safety Study
In April 2009, we reported the results from the Advanced Cardiac Safety Study (“ACSS”) which we conducted to assess the degree to which the new lower dose Zenvia 30/10 mg formulation would potentially prolong cardiac QT intervals. In the ACSS, the overall effect of the Zenvia 30/10 mg dose on QT interval was less than the effect of the moxifloxacin 400 mg positive control. In the study, Zenvia 30/10 mg and moxifloxacin 400 mg produced maximal mean QTcI changes of 10.3 msec vs. 12.2 msec and upper bound 95% one-sided confidence intervals of 14.3 msec vs. 16.2 msec, respectively. Additionally, no subject had an absolute QTcI greater than 480 msec and no subject had a change in QTcI greater than 60 msec. Zenvia 30/10 mg had no significant effect on PR and QRS interval duration or cardiac morphology. In accordance with FDA guidance regarding drug candidates that demonstrate an upper bound 95% one-sided CI above 10 msec, Avanir will continue to conduct detailed ECG monitoring throughout the STAR trial and provide this important clinical cardiac safety information in support of the full response to the FDA approvable letter

Item 6. EXHIBITS
Exhibits
10.1	Sublease Agreement, dated April 21, 2009, by and between Avanir Pharmaceuticals, Inc. and Halozyme, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	May 8, 2009

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial and Accounting Officer)	May 8, 2009