Form 10-Q
period 2009-06-30
AVANIR PHARMACEUTICALS, INC.
filed 2009-07-30
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                      .
Commission File No. 1-15803
AVANIR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0314804 (I.R.S. Employer Identification No.)

101 Enterprise Suite 300, Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)
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
☐ YES     ☐ NO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☑
As of July 17, 2009 the registrant had 78,462,298 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$26,141,175	$41,383,930
Inventories	17,000	17,000
Prepaid expenses	401,777	1,030,630
Other current assets	109,706	237,334
Current portion of restricted investments in marketable securities	—	388,122

Total current assets	26,669,658	43,057,016
Restricted investments in marketable securities, net of current portion	468,475	468,475
Property and equipment, net	615,579	806,909
Non-current inventories	1,283,458	1,316,277
Other assets	241,400	257,484

TOTAL ASSETS	$29,278,570	$45,906,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,025,090	$451,846
Accrued expenses and other liabilities	910,515	1,881,401
Accrued compensation and payroll taxes	877,876	1,192,457
Current portion of deferred revenues	2,282,560	2,333,932
Notes payable	—	25,744

Total current liabilities	5,096,041	5,885,380
Accrued expenses and other liabilities, net of current portion	613,374	868,517
Deferred revenues, net of current portion	8,393,392	10,152,100

Total liabilities	14,102,807	16,905,997

Commitments and contingencies Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2009 (unaudited) and September 30, 2008, respectively	—	—
Common stock -$0.0001 par value, 200,000,000 shares authorized; 78,244,987 and 78,213,986 shares issued and outstanding as of June 30, 2009 (unaudited) and September 30, 2008, respectively	7,824	7,821
Additional paid-in-capital	286,207,067	284,986,815
Accumulated deficit	(271,039,128)	(255,994,472)

Total stockholders’ equity	15,175,763	29,000,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,278,570	$45,906,161

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
REVENUES FROM PRODUCT SALES
Net revenues	$—	$3,550	$—	$129,820
Cost of revenues	—	—	—	21,714

Product gross margin	—	3,550	—	108,106

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenue from royalties and royalty rights	420,376	584,314	2,872,827	2,993,992
Revenues from license agreements	170,549	1,534,552	283,834	1,648,459
Revenues from government research grant services	—	527,517	—	1,006,922

Revenues from research services and other	590,925	2,646,383	3,156,661	5,649,373
Cost of research and development services	—	155,450	9,746	232,257
Cost of government research grant services	—	358,028	—	915,563

Research services and other gross margin	590,925	2,132,905	3,146,915	4,501,553

Total gross margin	590,925	2,136,455	3,146,915	4,609,659

OPERATING EXPENSES
Research and development	3,358,387	3,139,685	11,683,701	10,090,610
General and administrative	2,204,435	2,350,071	6,679,027	7,910,990

Total operating expenses	5,562,822	5,489,756	18,362,728	18,001,600

Loss from continuing operations	(4,971,897)	(3,353,301)	(15,215,813)	(13,391,941)

OTHER INCOME (EXPENSES)
Interest income	15,492	315,818	196,338	1,026,204
Interest expense	—	(114,375)	(516)	(539,589)
Gain on early extinguishment of debt	—	967,547	—	967,547
Other, net	436	1,249,764	(21,465)	1,250,950

Loss from continuing operations before provision for income taxes	(4,955,969)	(934,547)	(15,041,456)	(10,686,829)

Provision for income taxes	—	22,148	3,200	37,307

Loss from continuing operations	(4,955,969)	(956,695)	(15,044,656)	(10,724,136)

Loss from discontinued operations	—	(483,680)	—	(1,555,257)

Net loss	$(4,955,969)	$(1,440,375)	$(15,044,656)	$(12,279,393)

BASIC AND DILUTED NET LOSS PER SHARE:

Continuing operations	$(0.06)	$(0.01)	$(0.19)	$(0.20)
Discontinued operations	—	(0.01)	—	(0.03)
Net loss	$(0.06)	$(0.02)	$(0.19)	$(0.23)

Basic and diluted weighted average number of common shares outstanding	78,236,153	71,069,841	78,225,891	52,418,695

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(15,044,656)	$(12,279,393)
Loss from discontinued operations	—	1,555,257
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	203,761	335,049
Share-based compensation expense	1,224,182	1,271,443
Amortization of debt discount	—	232,776
Gain on extinguishment of debt	—	(967,547)
Loss on disposal of assets	4,792	638
Changes in operating assets and liabilities (net of effects of acquisition/disposition of business):
Receivables	—	(722,528)
Inventories	32,819	21,714
Prepaid expenses and other assets	772,565	134,849
Accounts payable	573,244	1,344,022
Accrued expenses and other liabilities	(1,226,029)	(939,163)
Accrued compensation and payroll taxes	(314,581)	(236,383)
Deferred revenues	(1,810,080)	(1,906,292)

Net cash used in operating activities of continuing operations	(15,583,983)	(12,155,558)
Net cash used in operating activities of discontinued operations	—	(203,608)

Net cash used in operating activities	(15,583,983)	(12,359,166)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments in securities	388,122	2,300,107
Purchases of property and equipment	(19,173)	(16,550)
Proceeds from disposal of assets	1,950	4,900

Net cash provided by investing activities	370,899	2,288,457

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net of commissions and offering costs	—	37,851,772
Tax withholding payments reimbursed by restricted stock payments on debt	(3,927)	(28,779)
Payments on notes and capital lease obligations	(25,744)	(11,243,003)

Net cash (used in) provided by financing activities	(29,671)	26,579,990

Net (decrease) increase in cash and cash equivalents	(15,242,755)	16,509,281
Cash and cash equivalents at beginning of period	41,383,930	30,487,962

Cash and cash equivalents at end of period	$26,141,175	$46,997,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$516	$446,058
Income taxes paid	$6,208	$37,307
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities of discontinued operations in connection with the Working Capital Adjustment	$—	$1,351,649
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
     On March 27, 2009, the Company effected a change of domicile from California to Delaware. In the change of domicile, Avanir Pharmaceuticals, a California corporation (“Avanir California”), merged with and into Avanir Pharmaceuticals, Inc., a Delaware corporation (“Avanir Delaware”) and a wholly-owned subsidiary of Avanir California. As a result of the merger, Avanir Delaware succeeded to the assets and liabilities of Avanir California. In the merger, each share of Avanir California Class A common stock, no par value, was converted into one share of Avanir Delaware common stock, $0.0001 par value, and all options, warrants and purchase rights issued by Avanir California and outstanding at the time of the merger were assumed by Avanir Delaware. Due to the change in the par value of the Company’s common stock, the Company attributed $7,824 to stockholders’ equity for common stock as of March 31, 2009, which amount is equal to the aggregate par value of the shares of common stock issued and outstanding on that date, and reclassified the balance of $285,814,402 as additional paid-in-capital as of that date. No change was made to stockholders’ equity for preferred stock as no shares were outstanding as of March 31, 2009. Prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on total stockholders’ equity.
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
Significant Accounting Policies
     The following represents an update for the nine months ended June 30, 2009 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Concentrations
     As of June 30, 2009, $25.6 million of our cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $500,000 of our cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation (“FDIC”) deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of June 30, 2009, three of the money market mutual funds in which we had invested approximately 83% of our cash and cash equivalents were participating in the U.S. Treasury program. The current termination date for this program is September 18, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at June 30, 2009, our uninsured cash and cash equivalents totaled approximately $4.2 million.
Fair value of financial instruments
     At June 30, 2009 and September 30, 2008, the Company’s financial instruments included cash and cash equivalents, investments in marketable securities, accounts payable, accrued expenses, and accrued compensation and payroll taxes. In addition, at September 30, 2008, the Company’s financial instruments also included receivables and notes payable. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short- and long-term investments in marketable securities are carried at fair value based on quoted market prices. The fair value of the Company’s notes payable and capital lease obligations were estimated based on quoted market prices or pricing models using current market rates. At September 30, 2008, the fair value of the Company’s notes payable and capital lease obligations approximate the carrying value of the notes and obligations.
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

     We account for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
     The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was $3.0 million. The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at June 30, 2009 is $3.2 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at June 30, 2009 and September 30, 2008.
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
In March 2000, the Company granted a subsidiary of GSK, SB Pharmco Puerto Rico, Inc. the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In November 2002, the Company sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million in an upfront payment. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva® in the U.S. and Canada in excess of $62 million. The Company also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. The Company currently has several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for the Company depending on clinical and regulatory success outside of the United States.
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
     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. For awards with a longer vesting period, such as three-year cliff vesting awards issued to certain officers, the actual forfeiture rate and related expense may not be known for a longer period of time, which can result in more significant accounting adjustments once the awards are either vested or forfeited.
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
     Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for the three and nine months ended June 30, 2009 and 2008 was comprised of the following:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
From Continuing Operations:
General and administrative expense	$311,142	$279,074	$973,598	$865,973
Research and development expense	84,802	71,713	250,584	405,470

Total	$395,944	$350,787	$1,224,182	$1,271,443

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Share-based compensation expense from:
Stock options	$184,442	$139,010	$557,750	$500,186
Restricted stock units	211,502	200,066	666,432	642,878
Restricted stock awards	—	11,711	—	128,379

Total	$395,944	$350,787	$1,224,182	$1,271,443

     Since the Company has a net operating loss carryforward as of June 30, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine month periods ended June 30, 2009 and 2008 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities. (See Note 13 “Employee Equity Incentive Plans.”)
Recently Issued Accounting Pronouncements
     Financial Accounting Standards No. 168 (“FAS 168”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. FAS 168 replaces FAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 is effective for periods ending after September 15, 2009. We do not expect FAS 168 to have a material effect on our results of operations, consolidated financial position, and cash flows.
     Financial Accounting Standards No. 165 (“FAS 165”). In May 2009, the FASB issued FAS 165, Subsequent Events, which establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim and annual periods ending after June 15, 2009. Our adoption of FAS 165 in the third quarter ended June 30, 2009 did not have a material impact on our results of operations, consolidated financial position and cash flows.
     FASB Staff Position 157-4. In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. Our adoption of FSP 157-4 did not have a material impact on our results of operations, consolidated financial position and cash flows.
     FASB Staff Position 115-2. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Our adoption of FSP 115-2 did not have a material impact on our results of operations, consolidated financial position and cash flows.
     FASB Staff Position No. 107-1. In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Our adoption of FSP 107-1 in the third quarter ended June 30, 2009 did not have a material impact on our results of operations, consolidated financial position and cash flows.
     EITF Issue No. 07-5. In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Therefore, we will adopt EITF 07-5 in the fiscal year beginning October 1, 2009. We do not expect the adoption of EITF 07-5 to have a material impact on our results of operations, consolidated financial position and cash flows.
     Financial Accounting Standards No. 160 (“FAS 160”). In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financials, an Amendment of ARB No. 51,” which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Therefore, we will adopt FAS 160 in the fiscal year beginning October 1, 2009. We do not expect the adoption of FAS 160 to have a material impact on our results of operations, consolidated financial position and cash flows.
     Financial Accounting Standards No. 159 (“FAS 159”). In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting. We adopted FAS 159 on October 1, 2008. The adoption of FAS 159 did not have a material impact on our results of operations, consolidated financial position and cash flows.
     Financial Accounting Standards No. 157. (“FAS 157”) In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. We adopted certain provisions of FAS 157 effective October 1, 2008 (see Note 3, Fair Value of Financial Instruments). We are currently evaluating the effect that the adoption of the provisions deferred by FSP FAS 157-2 will have on our consolidated financial position and results of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of October 1, 2008, the Company adopted FAS 157 to measure the fair value of certain of its financial assets required to be measured at fair value on a recurring basis. FAS 157 requires the Company to provide information related to the methods used to value its financial assets based on the fair value hierarchy contained in FAS 157. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
     In addition, as of April 1, 2009, the Company adopted FSP FAS 157-4 which provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased as well as guidance for determining whether a transaction was orderly.
     As of June 30, 2009, the Company’s cash equivalents of $25.6 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined under FAS 157.
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
     In connection with the sale, the Company received approximately $43.9 million in upfront consideration. In addition, the Company could receive up to $2 million in royalties, based on 3% of Azur’s annualized net product revenues in excess of $17 million. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo upon the achievement of certain milestones were assumed by Azur; however, the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur in August 2007. During the second quarter of fiscal 2009, the Company received a royalty payment in the amount of approximately $395,000.
     In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results relating to FazaClo have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
     In the first nine months of fiscal 2008, the Company recognized a loss from discontinued operations of $1.6 million. The loss is attributed to a working capital adjustment of $1.4 million as well as additional costs of $206,000 related to the operations of FazaClo.
5. RELOCATION OF COMMERCIAL AND GENERAL AND ADMINISTRATIVE OPERATIONS
     In fiscal 2006, we relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events either in fiscal 2008 or in the first nine months of fiscal 2009. In April 2009, we entered into a sublease with Halozyme, Inc. for 9,187 square feet of office space located in San Diego. The lease term commences in September 2009 and ends in January 2013.
     The following table presents the restructuring activities for the nine months ended June 30, 2009:

	Balance at		Balance at
	September 30,	Payments/	June 30,
	2008	Reductions	2009

Accrued Restructuring
Lease restructuring liability	$1,135,965	$(242,053)	$893,912

Less current portion	(316,086)		(301,160)

Non-current portion	$819,879		$592,752

     The current portion of the lease restructuring liabilities of approximately $316,000 and $301,000 at September 30, 2008 and June 30, 2009, respectively, are included in “Accrued expenses and other liabilities” and the non-current portion of lease restructuring liability of approximately $820,000 and $593,000 at September 30, 2008 and June 30, 2009, respectively, are included in “Accrued expenses and other liabilities, net of current portion” in the accompanying condensed consolidated balance sheets.
6. INVENTORIES
     Inventories are comprised of the active pharmaceutical ingredient docosanol and the active pharmaceutical ingredients of Zenvia which consists of dextromethorphan and quinidine.
     The composition of inventories is as follows:

	June 30,	September 30,
	2009	2008

Raw materials	$1,300,458	$1,333,277
Less: current portion	(17,000)	(17,000)

Non-current portion	$1,283,458	$1,316,277

     The amount classified as non-current inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.

7. OTHER ASSETS
     Other assets consist of the following:

	June 30,	September 30,
	2009	2008

Current receivables from subtenants	$80,026	$167,546
Current receivable from license and royalty agreements	29,680	68,251
Deposits	241,400	241,400
Other	—	17,621

Total other assets	351,106	494,818
Less: current	(109,706)	(237,334)

Non current total other assets	$241,400	$257,484

8. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	June 30,	September 30,
	2009	2008

Accrued research and development expenses	$310,330	$1,404,556
Accrued general and administrative expenses	214,425	160,759
Deferred rent	20,622	48,638
Lease restructuring liability	893,912	1,135,965
Other	84,600	—

Total accrued expenses and other liabilities	1,523,889	2,749,918
Less: current	(910,515)	(1,881,401)

Non-current total accrued expenses and other liabilities	$613,374	$868,517

9. DEFERRED REVENUES
     The following table sets forth as of June 30, 2009 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and other agreements:

	Drug Royalty
	USA	Other
	Agreement	Agreements	Total
Net deferred revenues as of October 1, 2008	$12,202,198	$283,834	$12,486,032
Changes during the period:
Recognized as revenues during period	(1,526,246)	(283,834)	(1,810,080)

Net deferred revenues as of June 30, 2009	$10,675,952	$—	$10,675,952

Classified and reported as:
Current portion of deferred revenues	$2,282,560	$—	$2,282,560
Deferred revenues, net of current portion	8,393,392	—	8,393,392

Total deferred revenues	$10,675,952	$—	$10,675,952

     Included in the amount recognized as revenues under “Other Agreements” above is approximately $171,000 that was recognized upon termination of a license agreement with Kobayashi Pharmaceutical Co. Ltd. in April 2009.

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
     For the nine month periods ended June 30, 2009 and 2008, the following options and warrants to purchase shares of common stock, restricted stock units and restricted stock awards were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2009	2008

Stock options	2,204,438	648,803
Performance stock options	2,031,218	—
Stock warrants	12,240,437	12,509,742
Restricted stock units (1)	2,816,780	2,296,809
Restricted stock awards	—	3,000

(1)	Includes 536,868 and 148,035 shares of restricted stock, respectively, awarded to directors that have vested but are still restricted until the directors resign.
11. COMPREHENSIVE LOSS
     Comprehensive loss consists of the following:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Net loss	$(4,955,969)	$(1,440,375)	$(15,044,656)	$(12,279,393)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	—	—	3,272

Total comprehensive loss	$(4,955,969)	$(1,440,375)	$(15,044,656)	$(12,276,121)

12. STOCKHOLDERS’ EQUITY
     During the nine month period ended June 30, 2009, the Company issued 34,945 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers exercised options to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 3,944 shares of common stock at an average market price of $1.00 per share.
     As of June 30, 2009, warrants to purchase 12,240,437 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable.
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
     During the nine month periods ended June 30, 2009 and 2008, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s employees and consultants. Under the Plans, as of June 30, 2009, the Company had an aggregate of 12,133,076 shares of its common stock reserved for future issuance. Of those shares, 7,052,436 were subject to outstanding options and other awards and 5,080,640 shares were available for future grants of share-based awards. As of June 30, 2009, no options were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2009, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of June 30, 2009.
     Stock Options. Stock options are granted with an exercise price equal to the current market price of the Company’s common stock at the grant date and have 10-year contractual terms. For option grants to employees in general, 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; for option grants to non-employee directors, one-third of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining two-thirds of the option shares vest and become exercisable daily or quarterly in equal installments thereafter over two years; and for certain option grants to non-employee directors, options have been granted as fully vested and exercisable at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
     Summaries of stock options outstanding and changes during the nine month period ended June 30, 2009 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2008	624,027	$6.61
Granted	1,613,110	$0.53
Forfeited	(30,539)	$7.20
Expired	(2,160)	$5.22

Outstanding June 30, 2009	2,204,438	$2.16	8.8	$2,881,000

Vested and expected to vest in the future, June 30, 2009	1,453,621	$2.92	8.5	$1,711,000

Exercisable, June 30, 2009	288,407	$10.78	6.0	$11,000

     The weighted average grant-date fair value of options granted during the nine month period ended June 30, 2009 was $0.40 per share. There were no options granted during the nine month period ended June 30, 2008. There were no options exercised in the nine month periods ended June 30, 2009 and 2008. As of June 30, 2009, the total unrecognized compensation cost related to unvested options was $1,076,000 which, based on the vesting schedules, is expected to be recognized over the weighted-average period of 3.1 years.
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
     Assumptions used in the Black-Scholes model for options granted during the nine month period ended June 30, 2009 were as follows:

2009
Expected volatility	101%
Expected term in years	5.0
Risk-free interest rate (zero coupon U.S. Treasury Note)	1.6% -2.3%
Expected dividend yield	0%
     The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.53	1,436,510	9.5	$0.53	—	$—
$0.54-$1.29	337,960	8.8	$0.88	11,250	$1.20
$2.41-$11.76	349,718	6.9	$7.22	203,938	$10.00
$12.12-$13.60	39,000	4.9	$12.86	39,000	$12.86
$15.84-$19.38	41,250	6.1	$16.16	34,219	$16.23

	2,204,438	8.8	$2.16	288,407	$10.78

     Performance stock options. During fiscal 2008, we granted stock options to purchase a target of 2,048,200 shares of common stock from the 2003 Stock Option Plan. The performance stock options are not included in the above outstanding and exercisable stock options table. The contractual terms are ten years. The stock options have a performance goal that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 115% of target. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. During the nine months ended June 30, 2009, the performance goals related to 777,725 performance options previously granted were met and vesting began.
     Summaries of performance stock options outstanding and changes during the nine month period ended June 30, 2009 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2008	2,048,200	$0.88
Forfeited	(16,982)	$0.88

Outstanding June 30, 2009	2,031,218	$0.88	9.0	$2,722,000

Vested and expected to vest in the future, June 30, 2009	988,418	$0.88	9.0	$1,324,000

Exercisable, June 30, 2009	109,343	$0.88	9.0	$147,000

     As of June 30, 2009, the total unrecognized compensation cost related to unvested performance options was $1,191,000, which is expected to be recognized over the weighted-average period of 3.8 years, based on the vesting schedules and the likelihood of meeting performance criteria.
     Restricted stock units. RSUs generally vest based on three years of continuous service. The following table summarizes the RSU activities for the nine months ended June 30, 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2008	2,259,042	$1.85
Granted	420,000	$0.44
Vested	(398,430)	$1.32
Forfeited	(700)	$2.06

Unvested, June 30, 2009	2,279,912	$1.69

     During the nine month period ended June 30, 2009, the Company awarded 420,000 shares of restricted stock units to directors with a weighted average grant date fair value of $0.44 and exercisable at a purchase price of $0.0001 per share. During the nine month period ended June 30, 2008, the Company awarded 867,351 shares of restricted stock units to employees and directors with a weighted average grant date fair value of $1.49 and exercisable at a purchase price of $0.0001 per share.
     At June 30, 2009, there were 536,868 shares of restricted stock with a weighted-average grant date fair value of $2.17 awarded to directors that have vested but are still restricted until the directors resign.
     The grant-date fair value of RSUs granted during the nine month periods ended June 30, 2009 and 2008 was $184,800 and $1,292,400, respectively. As of June 30, 2009, the total unrecognized compensation cost related to unvested shares was $2,418,000, which based on the vesting schedules, is expected to be recognized over a weighted-average period of 1.0 year. The Company received no cash from exercised options and restricted stock awards under all share-based payment arrangements during the nine month periods ended June 30, 2009 and 2008. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the nine month periods ended June 30, 2009 and 2008.
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
     Contingencies — In the ordinary course of business, the Company may face various claims brought by third parties and it may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcomes of currently pending claims and lawsuits are not likely to have a material effect on the Company’s operations or financial position.
     In addition, it is possible that the Company could incur termination fees and penalties if it elected to terminate contracts with certain vendors, including clinical research organizations.
     Guarantees and Indemnities — The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.
     The maximum amount of potential future payments under such indemnification obligations is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2009.
15. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the U.S.; therefore, total revenues for the three and nine month periods ended June 30, 2009 and 2008 are attributed to the U.S. All long-lived assets at June 30, 2009 and September 30, 2008 are located in the U.S.
     For the three month period ended June 30, 2009, revenues were comprised of the recognition of deferred revenues attributed to license agreements with GSK and Kobayashi, which accounted for 71% and 29% of total net revenues, respectively. For the three month period ended June 30, 2008, revenues were comprised of the recognition of deferred revenues attributed to license agreements with GSK and Kobayashi, which accounted for 22% and 2% of total net revenues, respectively. In addition, revenues in the three month period ended June 30, 2008 included milestone revenue from HBI and government grant revenue, which accounted for 56% and 20% of total net revenues, respectively.
     For the nine month periods ended June 30, 2009 and 2008, revenues from royalties under the GSK license agreement were 79% and 49% of total net revenues, respectively. For the nine month periods ended June 30, 2009 and 2008, royalty revenues from Azur were 13% and 1% of total net revenues, respectively. In the nine month period ended June 30, 2008, revenues from our license agreement with HBI and government grant revenue accounted for 26% and 17% of total net revenues, respectively. Both GSK and Azur royalties as a percentage of total revenue increased in the first nine months of 2009 as compared to the same period in the prior year primarily due to the absence of certain revenue sources in 2009 including government grant revenue, milestone revenue product revenue.
16. SUBSEQUENT EVENTS
     The Company has evaluated events that occurred through July 30, 2009, the date of issuance of these condensed consolidated financial statements, for inclusion or disclosure in its condensed consolidated financial statements.
     In July 2009 the Company issued 217,311 shares of common stock to employees in connection with the vesting of restricted stock units.

     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as we may set from time to time.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report under the caption “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended June 30, 2009 is also referred to as the third quarter of fiscal 2009.
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
Zenvia for the treatment of PBA
     Zenvia is currently in Phase III clinical development for the treatment of two conditions: (1) PBA, also known as emotional lability and (2) DPN pain.
     In October 2006, we received an “approvable” letter from the FDA for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns that have required additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concerns relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concern, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using a low quinidine dose formulation. The goal of the study is to demonstrate improved safety while maintaining significant efficacy at a low quinidine dose.

     In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process, on the design of a single confirmatory Phase III clinical trial of Zenvia for the treatment of patients with PBA. We enrolled our first patient in this trial in December 2007 and as of March 2009, we have completed enrollment with 326 patients in total. We currently expect top-line safety and efficacy data from the blinded phase to become available during August 2009.
     In April 2009, we reported results from pre-clinical and clinical safety studies that we conducted in order to enhance our complete response to the approvable letter and to assist with planned label discussions with the FDA. Management believes data generated in these studies suggest an improved cardiac safety margin of the new lower dose formulation of Zenvia compared to the dose previously tested. However, the FDA approval decision for Zenvia is expected to depend to a significant degree on the agency’s overall assessment of benefits versus potential risks, including the risks assessed in these studies. (See additional information in this report under the caption “Risk Factors”.)
Zenvia for the treatment of DPN pain
     In April 2007, we announced positive top-line data results from our first Phase III clinical trial of Zenvia for DPN pain. Before discussing a further Phase III trial with the FDA, we made the decision to conduct a formal pharmacokinetic (“PK”) study to identify a low quinidine dose formulation that may have similar efficacy to the doses tested in the Phase III study, anticipating that some of the concerns raised in the PBA approvable letter could affect the development of this indication as well.
     In May 2008, we reported a positive outcome of the formal PK study and announced that we identified an alternative low quinidine dose formulation of Zenvia for the next DPN pain phase III clinical trial. The new doses are intended to deliver similar efficacy and improved safety/tolerability versus the formulations previously tested in DPN pain.
     In September 2008, we submitted a Phase III protocol and related program questions for Zenvia in the treatment of DPN pain to the FDA under an SPA. We received the FDA’s initial response to the SPA and we are currently engaged in discussions with the FDA regarding the design of the next Phase III study and overall neuropathic pain program requirements. In recent communications regarding the continued development of Zenvia for DPN pain, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter would be expected to necessitate the testing of a lower dose in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of Zenvia for DPN pain, it is possible that two large well controlled Phase III trials utilizing a new low-dose formulation would be needed to support an NDA filing for this indication. However, due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for Zenvia.
Docosanol 10% Cream
     Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Canada, Denmark, Finland, Israel, Korea, Norway, Portugal, Spain, Poland, Greece and Sweden and is sold by our marketing partners in these territories. In 2000, we granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. (“GSK”) the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In fiscal 2003, we sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva® in the U.S. and Canada in excess of $62 million. We also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. We currently have several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for the Company depending on clinical and regulatory success outside of the United States.

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
     In January 2006, we signed an exclusive license agreement with Kobayashi Pharmaceutical Co., Ltd., a Japanese corporation, to allow Kobayashi to market in Japan certain medical products that are curative of episodic outbreaks of herpes simplex or herpes labialis and that contain a therapeutic concentration of our docosanol 10% cream. In April 2009, the license agreement with Kobayashi was terminated and no termination fees were incurred. In the third quarter of fiscal 2009, we recognized approximately $171,000 in revenue which was previously deferred relating to the $860,000 data transfer fee received in March 2006 upon initiation of the agreement.
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 AND 2008
Revenues and Cost of Revenues

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
PRODUCT SALES
Net revenues	$—	$3,550	$(3,550)	-100%
Cost of revenues	—	—	—	0%

Product gross margin	—	3,550	(3,550)	-100%

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenue from royalties and royalty rights	420,376	584,314	(163,938)	-28%
Revenues from license agreements	170,549	1,534,552	(1,364,003)	-89%
Revenues from government research grant services	—	527,517	(527,517)	-100%

Revenues from research services and other	590,925	2,646,383	(2,055,458)	-78%

Costs:
Cost of research and development services	—	155,450	(155,450)	100%
Cost of government research grant services	—	358,028	(358,028)	100%

Costs from research services and grants	—	513,478	(513,478)	100%

Research services and other gross margin	590,925	2,132,905	(1,541,980)	-72%

Total gross margin	$590,925	$2,136,455	$(1,545,530)	-72%

Revenues
     There were no revenues from product sales to report for the three month period ended June 30, 2009. Net product revenues for the three months ended June 30, 2008 include sales of docosanol 10% cream of $4,000. In the third quarter of fiscal 2009, revenues from research services and other were comprised of royalty and license revenue of $591,000, of which $171,000 was earned pursuant to the termination of the Kobayashi license agreement and $420,000 was primarily related to the recognition of deferred revenue. In the third quarter of fiscal 2008, revenues from research services and other were comprised of royalty and license revenue of $2.6 million, of which $1.5 million was related to a milestone payment received from Health Brands International (“HBI”), $580,000 was related to the recognition of deferred revenue, $57,000 was related to the Kobayashi license agreement and $7,000 arose from other sources. Revenues from research services and other also included $528,000 in government grant revenue.
     Revenues from research services and other decreased by $2.1 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decrease is attributable to the $1.5 million milestone payment received from HBI in fiscal 2008 and the termination of the anthrax antibody program which provided $528,000 of government research grant services revenue in fiscal 2008 for which there are no comparable fiscal 2009 revenues.
     Potential revenue-generating contracts that remained active as of June 30, 2009 include several docosanol 10% cream license agreements, including the license agreement with GSK, potential royalties from our agreement with Azur Pharma and our license agreement with Novartis for our MIF technology. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     Cost of research services and grants declined by $513,000 for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decline in cost of revenues is primarily attributable to the completion of the remaining work under the NIH grant and the termination of all future research and development work related to other infectious diseases on June 30, 2008.
Operating Expenses

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,358,387	$3,139,685	$218,702	7%
General and administrative	2,204,435	2,350,071	(145,636)	-6%

Total operating expenses	$5,562,822	$5,489,756	$73,066	1%

Research and Development Expenses
     Research and development expenses remained relatively unchanged with a slight increase of $219,000 from $3.1 million in the third quarter of fiscal 2008 to $3.4 million for the third quarter of fiscal 2009.
     During the current fiscal year we expect that our research and development costs will continue to consist mainly of expenses related to the confirmatory Phase III trial for Zenvia for PBA and initial regulatory work to prepare for the complete response to the FDA approvable letter. As we complete the open-label portion of the STAR study in the first quarter of fiscal 2010, we expect that our research and development costs will decrease modestly from that time and over the balance of the fiscal year.
General and Administrative Expenses
     General and administrative expenses decreased by $146,000 from $2.4 million for the third quarter of fiscal 2008 compared to $2.2 million for the third quarter of fiscal 2009. The decrease is primarily attributed to a decrease in our overall general and administrative expenses as a result of our focused efforts to contain costs and negotiate discounts with our principal vendors.
Share-Based Compensation
     Total compensation expense for our share-based payments in the three month period ended June 30, 2009 and the same period in 2008 was approximately $396,000 and $351,000, respectively. General and administrative expense in the three month periods ended June 30, 2009 and 2008 include share-based compensation expense of approximately $311,000 and $279,000, respectively. Research and development expense in the three month periods ended June 30, 2009 and 2008 include share-based compensation expense of approximately $85,000 and $72,000, respectively. As of June 30, 2009, $4.7 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.3 years. See Note 13, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     Interest expense decreased by $114,000 in third quarter fiscal 2009 compared to third quarter fiscal 2008. The decrease in interest expense is primarily due to a decrease in the balance in notes payable, mostly attributed to the accelerated repayment of the remaining outstanding principal in June 2008. The notes payable were issued in connection with the purchase of Alamo.
     For the three month period ended June 30, 2009, interest income decreased to approximately $15,000 compared to approximately $316,000 for the same period in the prior year. The decrease is due to a 51 % decrease in the average cash balance of our investment accounts in the third quarter of 2009 as compared to the same period in the prior year, coupled with a lower investment yield in fiscal 2009.
     In the three months ended June 30, 2008, a gain on extinguishment of debt was recorded in the amount of $968,000 resulting from the Company’s accelerated repayment of the outstanding principal of the Senior Notes issued in connection with the purchase of Alamo. There was no corresponding gain in the three months ended June 30, 2009.
     In September 2007, a court awarded us reimbursement of attorneys fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, we received the settlement in the amount of $1.25 million. The settlement is recorded in Other, net in the three months ended June 30, 2008. Other, net amounts in the three months ended June 30, 2009 were not significant.
Loss from Discontinued Operations
     Loss from discontinued operations was $484,000 in the three month period ended June 30, 2008. There was no loss recognized from discontinued operations in the three month period ended June 30, 2009.
Net Loss
     Net loss was $5.0 million or $0.06 per share in the three month period ended June 30, 2009 compared to a net loss of $1.4 million or $0.02 per share for the three month period ended June 30, 2008.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2009 AND 2008
Revenues and Cost of Revenues

	Nine months ended
	June 30,
	2009	2008	$ Change	% Change
PRODUCT SALES
Net revenues	$—	$129,820	$(129,820)	-100%
Cost of revenues	—	21,714	(21,714)	-100%

Product gross margin	—	108,106	(108,106)	-100%

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenue from royalties and royalty rights	2,872,827	2,993,992	(121,165)	-4%
Revenues from license agreements	283,834	1,648,459	(1,364,625)	-83%
Revenues from government research grant services	—	1,006,922	(1,006,922)	-100%

Revenues from research services and other	3,156,661	5,649,373	(2,492,712)	-44%

Costs:
Cost of research and development services	9,746	232,257	(222,511)	96%
Cost of government research grant services	—	915,563	(915,563)	100%

Costs from research services and grants	9,746	1,147,820	(1,138,074)	99%

Research services and other gross margin	3,146,915	4,501,553	(1,354,638)	-30%

Total gross margin	$3,146,915	$4,609,659	$(1,462,744)	-32%

Revenues
     There were no revenues from product sales to report for the nine month period ended June 30, 2009. Net product revenues for the nine months ended June 30, 2008 include sales of docosanol 10% cream of $130,000. In the first nine months of fiscal 2009, revenues from research services and other included royalty and license revenue of $395,000 related to the Azur license agreement, royalty revenue of $951,000 related to the GSK license agreement and $1.5 million primarily related to the recognition of deferred revenue.
     Revenues from research services and other declined by $2.5 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in revenues is attributed to a milestone payment received from HBI of $1.5 million in fiscal 2008 and a decline in grant revenue received from NIH of $1.0 million due to the termination of the anthrax antibody program which ended in June 30, 2008 for which there are no comparable revenues in the nine months ended June 30, 2009.
     Potential revenue-generating contracts that remained active as of June 30, 2009 include several docosanol 10% cream license agreements, including the license agreement with GSK, potential royalties from our agreement with Azur Pharma and our license agreement with Novartis for the Company’s MIF technology. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     Costs of research services and grants declined to $9,700 for the first nine months of fiscal 2009 compared to $1.1 million for the first nine months of fiscal 2008. The decline in cost of revenues is primarily attributable to the completion of the remaining work under the NIH grant and the termination of all future research and development work related to other infectious diseases in June 30, 2008.

	Nine months ended
	June 30,
	2009	2008	$ Change	% Change
OPERATING EXPENSES
Research and development	$11,683,701	$10,090,610	$1,593,091	16%
General and administrative	6,679,027	7,910,990	(1,231,963)	-16%

Total operating expenses	$18,362,728	$18,001,600	$361,128	2%

Research and Development Expenses
     Research and development expenses increased by $1.6 million from $10.1 million in the first nine months of fiscal 2008 to $11.7 million for the first nine months of fiscal 2009. The increase is primarily due to increased costs incurred for Zenvia due to the confirmatory Phase III trial for the PBA indication of Zenvia.
General and Administrative Expenses
     General and administrative expenses decreased by $1.2 million from $7.9 million for the first nine months of fiscal 2008 compared to $6.7 million for the first nine months of fiscal 2009. The decrease is primarily attributed to a decrease in our overall general and administrative expenses as a result of the restructuring and the significant organizational changes that we made to our infrastructure. In addition, our general and administrative costs have decreased as a result of our focused efforts to contain costs and negotiate discounts with our principal vendors.
Share-Based Compensation
     The Company re-examines forfeiture rates as they apply to stock-based compensation on an annual basis. Forfeiture rates for the nine month periods ended June 30, 2009 and 2008 were estimated to be approximately 30% based on our historical experience. Future estimates may differ substantially from the Company’s current estimates.
     Compensation expense for our share-based payments in the nine month period ended June 30, 2009 and the same period in 2008 was $1.2 million and $1.3 million, respectively. Selling, general and administrative expense in the nine month periods ended June 30, 2009 and 2008 include share-based compensation expense of $974,000 and $866,000, respectively. Research and development expense in the nine month periods ended June 30, 2009 and 2008 include share-based compensation expense of $251,000 and $405,000, respectively. As of June 30, 2009, $4.7 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.3 years. See Note 13, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Interest Expense and Interest Income
     For the nine month period ended June 30, 2009, interest expense decreased to $516 compared to $540,000 for the same period in the prior year. The decrease in interest expense in 2009 is primarily due to a decrease in the balance on the notes payable as compared to the prior year, mostly attributed to the accelerated repayment of the remaining outstanding principal under the notes payable in June 2008. The notes payable were issued in connection with the purchase of Alamo.
     For the nine month period ended June 30, 2009, interest income decreased to $196,000, compared to $1.0 million for the same period in the prior year. The decrease is due to a 13 % decrease in the average cash balance of our investment accounts in the first nine months of 2009 as compared to the same period in the prior year, coupled with a lower investment yield in fiscal 2009.
     In the nine months ended June 30, 2008, a gain on extinguishment of debt was recorded in the amount of $968,000 resulting from the Company’s accelerated re-payment of the outstanding principal of the Senior Notes issued in connection with the purchase of Alamo. There was no corresponding gain in the nine months ended June 30, 2009.

     In September 2007, a court awarded us reimbursement of attorneys fees spent over a four-year period in connection with the enforcement of a settlement agreement entered into with a former employee. In April 2008, we received the settlement in the amount of $1.25 million. The settlement is recorded in Other, net in the nine months ended June 30, 2008. Other, net amounts in the nine months ended June 30, 2009 were not significant.
Loss from Discontinued Operations
     There was no activity related to discontinued operations in the nine month period ended June 30, 2009. Loss from discontinued operations was $1.6 million in the nine month period ended June 30, 2008. The loss recognized in the nine month period ended June 30, 2008 is attributed to the accrual for the Net Working Capital Adjustment of $1.4 million as well as additional costs related to the operations of FazaClo during the nine months ended June 30, 2008.
Net Loss
     Net loss was $15.0 million, or $0.19 per share, in the nine months ended June 30, 2009, compared to a net loss of $12.3 million, or $0.23 per share for the nine months ended June 30, 2008.
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

		Increase
	June 30,	(Decrease)	September 30,
	2009	During Period	2008
Cash, cash equivalents and investment in securities	$26,609,650	$(15,630,877)	$42,240,527
Cash and cash equivalents	$26,141,175	$(15,242,755)	$41,383,930
Net working capital	$21,573,617	$(15,598,019)	$37,171,636

	Nine Months		Nine Months
	Ended	Change	Ended
	June 30,	Between	June 30,
	2009	Periods	2008
Net cash used in operating activities	$(15,583,983)	$(3,224,817)	$(12,359,166)
Net cash provided by investing activities	370,899	(1,917,558)	2,288,457
Net cash (used in) provided by financing activities	(29,671)	(26,609,661)	26,579,990

Net (decrease) increase in cash and cash equivalents	$(15,242,755)	$(31,752,036)	$16,509,281

     Operating activities. Net cash used in operating activities amounted to $15.6 million in the first nine months of fiscal 2009 compared to $12.4 million in the first nine months of fiscal 2008. The increase is primarily due to expenses related to the confirmatory Phase III trial and advanced cardiac safety study for the PBA indication of Zenvia.
     Investing activities. Net cash provided by investing activities was $371,000 in the first nine months of fiscal 2009, compared to $2.3 million provided in the first nine months of fiscal 2008. The decrease in cash provided by investing activities is primarily related to the decrease in proceeds from the sale and maturities of investments.

     Financing activities. Net cash used in financing activities was $30,000 in the first nine months of fiscal 2009 compared to net cash provided by financing activities of $26.6 million in the first nine months of fiscal 2008. In the first nine months of fiscal 2008, we received $40.0 million of gross proceeds from the sale of our common stock through a registered common stock offering in April 2008 (before commissions and offering costs) and paid $11.2 million related to notes payable and other debt. In the first nine months of fiscal 2009, no proceeds were received from financing and debt payments totaled approximately $30,000.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. No offerings have been made there under to date and we currently do not anticipate selling securities under this registration statement prior to the release of top-line safety and efficacy data from our PBA trial, if at all.
     On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. We may or may not sell shares under this facility opportunistically, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia. Sales made under this facility will be made under our shelf registration statement declared effective in May 2009.
     As of June 30, 2009, we have contractual obligations for trade accounts payable, trade related accrued expenses and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$4,961,290	$1,516,292	$2,787,702	$657,296	$—
Purchase obligations (2)	917,101	917,101	—	—	—

Total	$5,878,391	$2,433,393	$2,787,702	$657,296	$—

(1)	Operating leases obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2009 which approximates our contractual commitments for goods and services in the normal course of our business.
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

Management Outlook
     We believe that cash and cash equivalents and investments in securities of approximately $26.6 million at June 30, 2009 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the clinical development of Zenvia and the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our plans will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.
     For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see Part II, Item 1A, “Risk Factors.”
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
Interest rate sensitivity
     Our investment portfolio consists primarily of fixed income instruments invested in government money market funds. The primary objective of our investments in debt securities is to preserve principal, without significantly increasing risk. We classify our restricted investments in securities as of June 30, 2009 as held-to-maturity. Based on the average duration of our investments as of June 30, 2009 and 2008, an increase of one percentage point in the interest rates would have resulted in increases in interest income of approximately $261,000 and $464,000, respectively.
     As of June 30, 2009, $25.6 million of our cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $500,000 of our cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of June 30, 2009, three of the money market mutual funds in which we had invested approximately 83% of our cash and cash equivalents were participating in the U.S. Treasury program. The current termination date for this program is September 18, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at June 30, 2009, our uninsured cash totaled approximately $4.2 million.
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
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2009. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.
Item 1A. RISK FACTORS
Risks Relating to Our Business
     We need additional positive clinical data from the confirmatory Phase III trial for Zenvia for PBA and there can be no assurance that the FDA will approve Zenvia.
     In October 2006, we received an “approvable letter” from the FDA for our NDA submission for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation that was tested in earlier clinical trials. However, the safety concerns require additional clinical development to resolve. To address the safety concerns, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using a new low quinidine dose formulation. The goal of the study is to demonstrate an improved safety profile and significant efficacy using a low- dose quinidine formulation. We have completed patient enrollment and expect top-line safety and efficacy data from the blinded phase to be available in August 2009. It is possible that the efficacy will be so reduced at low quinidine dose formulations that we will not be able to satisfy the FDA’s efficacy requirements. It is also possible that the FDA will continue to have safety concerns relating to potential cardiac risks associated with Zenvia in light of the findings from our recently completed Advanced Cardiac Safety Study, the results of which were summarized in our quarterly report on Form

10-Q filed on May 8, 2009. Management believes data generated in these studies suggest an improved cardiac safety margin of the new lower dose formulation of Zenvia compared to the dose previously tested. However, the FDA approval decision for Zenvia is expected to depend to a significant degree on the agency’s overall assessment of benefits versus potential risks, including the risks assessed in these studies. Accordingly, there can be no assurance that the FDA will approve Zenvia for commercialization.
     Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our confirmatory Phase III trial for Zenvia for PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement with the FDA on the adequacy of the design of a planned clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon SPA and the FDA may have subsequent safety or efficacy concerns that override this agreement. For example, it is possible that we will not obtain enough data on cardiac risks through our ongoing Phase III trials to satisfy FDA safety concerns, which could necessitate further clinical trials. Additionally, the expansion in the planned number of patients enrolled in the ongoing PBA Phase III trial, may result in the FDA requesting other amendments to the trial design that could add to the trial’s cost and/or time, as well as degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate enough to demonstrate the safety and efficacy required for product approval.
     The FDA’s safety concerns regarding Zenvia for the treatment of PBA are expected to extend to other clinical indications that we are pursuing, including DPN pain. Due to these concerns, any future development of Zenvia for other indications is expected to use an alternative low- dose quinidine formulation, which may negatively affect efficacy.
     We have successfully completed a single Phase III trial for Zenvia in the treatment of DPN pain. In recent communications regarding the continued development of Zenvia for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter would be expected to necessitate the testing of a low- dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of Zenvia for this indication, it is possible that two large well controlled Phase III trials would be needed to support an NDA filing for this indication. However, due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for Zenvia. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low quinidine dose formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent PK study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any alternative low quinidine dose formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.
     Even if Zenvia receives marketing approval from the FDA, the approval may not be on the terms that we seek and could limit the marketability of the drug.
     Even if the FDA approves Zenvia for marketing in one or more indications, any side effects associated with this product candidate could cause the approval to be granted on terms less favorable than those we are seeking. This may, in turn, limit our ability to enter into licensing, partnering or collaboration arrangements with respect to Zenvia and to commercialize Zenvia and generate revenues from its sales. In addition to the confirmatory Phase III trial in PBA, we recently completed additional pre-clinical and clinical cardiac safety studies designed to enhance our response to the FDA’s approvable letter and to support planned label discussions with the FDA. Although we believe these studies showed an improvement in the cardiac safety margin with the low- dose of quinidine that we are currently testing, it did show QTc prolongation of a duration that is above the FDA’s threshold of concern (5 ms mean increase) in approving new drugs. As a result, we could face one or more of the following risks:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, which is the strongest type of warning that the FDA can require for a drug and is generally reserved for warning prescribers about adverse drug reactions that can cause serious injury or death;

•	regulatory authorities may withdraw approval of the product after its initial approval;

•	product labeling may be amended to restrict use in certain populations;

•	physicians may be required to conduct additional tests prior to dispensing product or monitor patients taking Zenvia;

•	we may be required to conduct additional studies either post-marketing or before approval; and

•	Zenvia may not be approved by the FDA for commercialization as the FDA may perceive that the benefit does not outweigh the potential risk, particularly if the efficacy is marginal at the new lower dose currently being tested.
     Any of these events could prevent us from achieving or maintaining market acceptance of our product, even if it receives marketing approval, or could substantially increase the cost of commercialization, which in turn could impair our ability to generate revenues from the product candidate.
     We have limited capital resources and will need to raise additional funds to support our operations.
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling $271 million as of June 30, 2009, and we expect to continue to incur substantial operating losses for the foreseeable future. As of June 30, 2009, we had approximately $26.6 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow.
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
     Although we believe that we will have adequate capital reserves to fund operations through the anticipated timing of the FDA approval decision for Zenvia in PBA, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock (including through our Controlled Equity Offering facility described below), through the acquisition of other companies, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing stockholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. In addition, debt financing, to the extent available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or entering into licensing transactions. If we seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.
     We recently entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. We may or may not sell shares under this facility opportunistically, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia. If we actively sell shares under this “Controlled Equity Offering” facility, a significant number of shares of common stock (up to approximately 16% of our total shares outstanding) could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price or cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.
     We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
     We have entered into agreements for the licensing out or sale of our non-core assets, including FazaClo, macrophage migration inhibitory factor (“MIF”), our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in major markets worldwide. We are considering a suitable license or development partner for Zenvia for PBA and/or other indications. These transactions involve numerous risks, including:
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
     Our issued patents may be challenged and our patent applications may be denied. Either result would seriously jeopardize our ability to compete in the intended markets for our proposed products.
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
     Even if we successfully secure our intellectual property rights, third parties, including other biotechnology or pharmaceutical companies, may allege that our technology infringes on their rights or that our patents are invalid. Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation could adversely affect our business, financial condition, and results of operations. Litigation is also time-consuming and would divert management’s attention and resources away from our operations and other activities. If we were to lose any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms, or at all. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor’s patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.
     We currently have only a limited term of patent coverage and exclusivity protection for Zenvia in the U.S., which could result in the introduction of generic competition within a few years of product launch.
     Our PBA related patents for Zenvia in the U.S. expire at various times from 2011 through 2012 and our DPN pain patent for Zenvia expires in 2016 (we have longer patent protection for Zenvia in certain European markets). Depending upon the timing, duration and specifics of FDA approval, if any, of Zenvia, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. If Zenvia is approved, the Hatch-Waxman Amendments may permit a patent restoration term of up to five years for one of our patents covering Zenvia as compensation for the patent term lost during product development and the regulatory review process. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. We intend to apply for patent term restoration. However, because Zenvia is not a new chemical entity, but is a combination of two previously approved products, it is uncertain whether Zenvia will be granted any patent term restoration under the U.S. Patent and Trademark Office guidelines. In addition, the patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years after the product’s approval date.
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
     Once the three-year FDCA exclusivity period has passed and after the patents (including the patent restoration term, if any) that cover Zenvia expire, generic drug companies would be able to introduce competing versions of the drug. Although we have filed additional new patent applications for Zenvia, there can be no assurance that these patents will issue or that any patents will have claims that are broad enough to prevent generic competition. In January 2009, the U.S. Patent and Trademark Office (“USPTO”) issued an office action on one of the Zenvia applications. We recently amended the claims in an effort to address the objections made by the USPTO examiner and filed a request for continued examination (“RCE”). Although revisions to a patent application like this are common during a patent prosecution process, there is no guarantee that our amended claims will be accepted by the USPTO. If we are unsuccessful in strengthening our patent portfolio on a timely basis to secure sufficient protection against generic competition, our long-term revenues from Zenvia sales may be less than expected and we are likely to have greater difficulty finding a development partner or licensee for Zenvia.
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
     The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in clinical and regulatory affairs, research and development and accounting and finance. Because we have a relatively small organization, the loss of any executive officers, including the Chief Executive Officer, key members of senior management or other key employees, could adversely affect our operations. For example, if we were to lose one or more of the senior members of our clinical and regulatory affairs team, the pace of clinical development for Zenvia could be slowed significantly. We have experienced employee turnover and the loss of key employees could adversely affect our business and cause significant disruption in our operations.
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
     In addition, the possibility exists that:
•	the results from earlier clinical trials may not be predictive of results that will be obtained from subsequent clinical trials, particularly larger trials;

•	institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

•	subjects may drop out of our clinical trials;

•	our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials;

•	trial results derived from top-line data, which is based on a preliminary analysis of efficacy and safety data related to primary and secondary endpoints, may change following a more comprehensive review of the complete data set derived from a particular clinical trial or may change due to FDA requests to analyze the data differently; and

•	the cost of our clinical trials may be greater than we currently anticipate.
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
     The pharmaceutical industry is highly competitive and most of our competitors have larger operations and have greater resources. As a result, we face significant competitive hurdles.
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
     Our competitors may have specific expertise and development technologies that are better than ours and many of these companies, which include large pharmaceutical companies, either alone or together with their research partners, have substantially greater financial resources, larger research and development capabilities and substantially greater experience than we do. Accordingly, our competitors may successfully develop competing products. We are also competing with other companies and their products with respect to manufacturing efficiencies and marketing capabilities, areas where we have limited or no direct experience.
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
     Under our license arrangement for our MIF compound, we have no direct control over the development of this drug candidate and have only limited, if any, input on the direction of development efforts. These development efforts are ongoing by our licensing partner and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs. We similarly rely on licensing partners to obtain regulatory approval for docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements. If we were to license Zenvia to a third party or a development partner, it is likely that much of the long-term success of that drug will similarly depend on the efforts of the licensee.
     We expect to rely entirely on third parties for international registration, sales and marketing efforts.
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
     The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	announcements by us regarding our non-compliance with continued listing standards on the NASDAQ Stock Market;

•	comments made by securities analysts, including changes in their recommendations;

•	short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	announcements by us of financing transactions, including our Controlled Equity Offering facility, and/or future sales of equity or debt securities;

•	sales of our common stock by our directors, officers or significant stockholders;

•	lack of volume of stock trading leading to low liquidity; and

•	market and economic conditions.
     If a substantial number of shares is sold into the market at any given time, particularly following any significant announcements or large swings in our stock price (whether sales are through the Controlled Equity Offering facility or from an existing stockholder), there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.
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
     As a result of these factors, we expect that our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of the Zenvia approvable letter, could give rise to stockholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in favor of the Company.
     The trading price for our common stock has been volatile and we have previously had difficulty satisfying the continued listing standards for the NASDAQ Global Market.
     Our common stock is currently listed on the NASDAQ Global Market. On June 3, 2009 we regained compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Market. If we fail to comply with the $1.00 minimum bid price requirement for continued listing, we will be given an initial cure period of 180 calendar days to regain compliance. If we fail to comply with the listing standards following the initial cure period, our common stock listing may be moved to the NASDAQ Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the NASDAQ Capital Market could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value of our common stock. In addition, the delisting of our common stock could further depress our stock price and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
Item 5. OTHER INFORMATION
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as we may set from time to time. Cantor will use commercially reasonable efforts to sell shares of the Company’s common stock on such terms and will be compensated at a rate of 4% for the first $10,000,000 in gross offering proceeds and 3% for any amounts raised in excess of $10,000,000. Sales made under this facility will be made under the Company’s effective shelf registration filed on Form S-3 (File No. 333-158665), which registered the sale of up to $35,000,000 of securities. We have agreed to reimburse Cantor for certain expenses incurred in connection with entering into the Sales Agreement and have provided Cantor with customary indemnification rights. A copy of the Sales Agreement is filed herewith as Exhibit 10.2. A copy of the legal opinion relating to the securities that may be sold pursuant to the Sales Agreement is filed herewith as Exhibit 5.1.
Item 6. EXHIBITS

Exhibits

5.1	Opinion of Goodwin Procter, LLP

10.1	Form of Director and Officer Indemnification Agreement for Avanir Pharmaceuticals, Inc. a Delaware corporation

10.2	Controlled Equity Offering Sales Agreement, dated July 30, 2009, by and between Avanir Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.

23.1	Consent of Goodwin Procter, LLP (filed as part of Exhibit 5.1)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	July 30, 2009

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial and Accounting Officer)	July 30, 2009