Form 10-K
period 2009-09-30
AVANIR PHARMACEUTICALS, INC.
filed 2009-11-25
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-15803
Avanir Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Enterprise Suite 300, Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 389-6700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0001 par value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 was approximately $32.0 million, based upon the closing price on the Nasdaq Stock Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

83,169,838 shares of the registrant’s Common Stock were issued and outstanding as of November 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be held on February 18, 2010 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of our Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan,” “goal” and “expect” and similar expressions as they relate to Avanir PHARMACEUTICALS, INC. are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors included in this report in Item 1A, “Risk Factors.” We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments.

Executive Overview

AVANIR is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product candidate, Zenviatm (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to our focus on products for the central nervous system, we also have a number of partnered programs in other therapeutic areas which may generate future income for the Company. Our first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, we licensed all of our monoclonal antibodies and we remain eligible to receive milestone payments and royalties related to the sale of these assets. Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

Zenvia for the treatment of PBA

Zenvia has successfully completed three Phase III clinical trials in the treatment of patients with PBA, also known as emotional lability, and has successfully completed a Phase III trial for the treatment of patients with DPN pain.

In August 2009, we reported top line safety and efficacy data from the STAR trial. The STAR trial (Safety, Tolerability and Efficacy Results of AVP-923 in PBA) is a confirmatory Phase III trial of Zenvia in patients with PBA. The study results demonstrated that both doses of Zenvia met the primary efficacy endpoint in the treatment of PBA and were generally safe and well tolerated. Both doses of Zenvia provided a statistically significant reduction in episode rates over the course of the study when compared to placebo (p<0.0001). In an additional analysis of the primary endpoint, at week twelve (end of study), patients in the Zenvia 30/10 mg group reported a statistically significant mean reduction of 88% from baseline in PBA episode rates (p=0.01).

In November 2009, we reported safety, efficacy and tolerability data from the 12-week open-label extension phase of the STAR trial. The study results demonstrated that patients maintained on Zenvia 30/10 mg demonstrated statistically significant incremental improvement in their CNS-LS scores over the additional 12-week treatment period of the open-label study (p<0.0001). In addition, patients that were titrated from Zenvia 20/10 mg to Zenvia 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores (p<0.0001) and patients originally on placebo that initiated Zenvia 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores as well.

The STAR trial was conducted as a result of an approvable letter we received from the FDA for Zenvia in October of 2006. The approvable letter raised certain safety and efficacy concerns that have required additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concerns, we agreed to re-formulate Zenvia and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of this study was to demonstrate improved safety while maintaining significant efficacy at a lower quinidine exposure.

In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process on the design of the STAR trial. We enrolled our first patient in the STAR trial in December 2007 and in March 2009, we completed enrollment with a total of 326 patients.

In addition to conducting the STAR trial, we have conducted various pre-clinical and clinical safety studies to enhance our complete response to the 2006 approvable letter and to assist with planned label discussions with the FDA. We expect that the FDA’s approval decision for Zenvia will depend on the agency’s overall assessment of benefits versus potential risks. (See additional information included in this report in Item 1A, “Risk Factors.”)

After completion of the STAR trial and pre-clinical and clinical safety studies, we engaged in constructive written communication with the FDA. Based on the feedback we received, we will proceed with filing the full response with existing Zenvia data as planned, early in the second calendar quarter of 2010.

Zenvia for the treatment of neuropathic pain

In April 2007, we announced positive top-line data from our first Phase III clinical trial of Zenvia for DPN pain. Before discussing a second Phase III trial with the FDA, we made the decision to conduct a formal pharmacokinetic (“PK”) study to identify a lower quinidine dose formulation that may have similar efficacy to the doses tested in the Phase III study, anticipating that some of the concerns with the quinidine component that were raised in the PBA approvable letter could affect the clinical development of this indication as well.

In May 2008, we reported a positive outcome of the formal PK study and announced that we identified alternative lower quinidine dose formulations of Zenvia for the next DPN pain phase III clinical trial. The new dose is intended to deliver similar efficacy and improved safety/tolerability versus the formulations previously tested in DPN pain.

In September 2008, we submitted our Phase III protocol and related program questions for Zenvia in the treatment of patients with DPN pain to the FDA under the SPA process. In recent communications regarding the continued development of Zenvia for DPN pain, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter would be expected to necessitate the testing of a lower quinidine dose formulation in the DPN pain indication, as we had expected. Additionally, based on feedback we have received from the FDA on the proposed continued development of Zenvia for DPN pain, it is possible that two large well controlled Phase III trials utilizing a new lower quinidine dose formulation would be needed to support a New Drug Application (“NDA”) filing for this indication. Due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to initiate the trials needed for this indication without additional capital or a development partner for Zenvia. Accordingly, we are evaluating our options to fund this program, including the potential for a development partner.

In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the Zenvia STAR trial in PBA, including an endpoint measuring reduction of pain in patients with underlying multiple sclerosis (“MS”). Zenvia 30/10 mg demonstrated statistically significant relief of MS-related pain compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these data and the previous proof of concept pain data in MS patients with PBA, we are conducting a strategic assessment of the optimal clinical development path for Zenvia to obtain a pain indication.

Drug Candidates and Marketed Products

Zenvia — Pseudobulbar Affect (PBA) Indication

PBA is a distinct neurologic syndrome that is characterized by a lack of control of emotional expression, typically involving episodes of involuntary or exaggerated motor expression of emotion such as laughing, crying or other emotional displays. PBA occurs secondary to progressive neurologic diseases such as amyotrophic lateral sclerosis (“ALS”), dementias including Alzheimer’s disease, multiple sclerosis, and Parkinson’s disease, as well as neurologic injuries such as stroke or traumatic brain injury. While the exact number of patients suffering from PBA is unknown, based on our review of medical literature, independent surveys and our latest market research, we believe that there are an estimated two million patients in the U.S. suffering from the symptoms of moderate to severe PBA. In addition, our research also demonstrates that there are a significant number of patients who suffer from mild PBA and who would also be eligible for treatment. We believe that the availability of an FDA-approved treatment option for these patients may lead to the correct diagnosis of additional PBA patients. If the FDA approves Zenvia, it would be the first drug approved for the treatment of PBA. Zenvia is a patented, orally administered combination of two well-characterized compounds; the therapeutically active ingredient dextromethorphan (“DM”) and the enzyme inhibitor quinidine (“Q”), which serves to increase the bioavailability of dextromethorphan in the human body.

We received an approvable letter from the FDA in October 2006 for our NDA submission for Zenvia for the treatment of patients with PBA. In October 2007, we reached agreement with the FDA under the SPA process on the design, conduct and analysis of the STAR trial. For this trial, we developed two new lower dose formulations of Zenvia; the first contains 30 mg of DM and 10 mg of Q (Zenvia 30/10) and the second contains 20 mg of DM and 10 mg of Q (Zenvia 20/10). The new lower quinidine dose formulations of Zenvia were expected to improve the safety and tolerability profile while maintaining statistically significant and clinically meaningful efficacy.

At the conclusion of enrollment, we had enrolled a total of 326 patients (197 with underlying ALS and 129 with underlying MS) who exhibited signs and symptoms of PBA across 52 sites in the U.S. and Latin America. The primary efficacy analysis was based on the changes in crying/laughing episode rates recorded in patient diaries over the course of the study. Secondary endpoints for this clinical trial included other CNS relevant measures such as: 1) Center for Neurologic Study-Lability Scale (CNS-LS) score; 2) Neuropsychiatric Inventory Questionnaire (NPI-Q); 3) SF-36 Health Survey; 4) Beck Depression Inventory (BDI-II); and 5) Pain Rating Scale score (MS patients only).

Top Line Safety and Efficacy Data from STAR Trial

In August 2009, we reported top line safety and efficacy data from the 12-week double-blind phase of the STAR trial. The study results demonstrated that Zenvia met the primary efficacy endpoint in the treatment of PBA and were generally safe and well tolerated. Zenvia 30/10 mg provided a 47.2% incremental reduction in episode rates compared to placebo over the course of the study (p<0.0001). In an additional analysis of the primary endpoint, at week twelve (end of study), patients in the Zenvia 30/10 mg group reported a statistically significant mean reduction of 88% from baseline in PBA episode rates compared to placebo (p=0.01). Finally, in a secondary analysis of the primary endpoint, Zenvia 20/10 mg also provided a statistically significant incremental reduction of episode rates compared to placebo (p<0.0001). In addition, Zenvia demonstrated statistically significant improvement versus placebo on a number of secondary endpoints including CNS-LS score, SF-36 Mental Health Summary and Beck Depression Inventory.

Overall, in the STAR trial, both doses of Zenvia were generally safe and well tolerated. In the STAR trial, 90.9%, 82.2% and 86.2% of patients completed the 12-week double blind phase of the study in the Zenvia 30/10 mg, Zenvia 20/10 mg and placebo groups, respectively. The most common reason for early withdrawals was due to adverse events (AEs). Early withdrawal due to AEs occurred in 3.7%, 7.8% and 1.9% for the Zenvia 30/10 mg, Zenvia 20/10 mg and placebo groups, respectively. Reported AEs were generally mild to moderate in nature. The most commonly reported adverse events that appeared to be more frequent than placebo were dizziness, nausea and diarrhea.

The proportion of patients reporting at least one serious adverse event (SAE) was 6.5% in the Zenvia 30/10 mg group, 8.8% in the Zenvia 20/10 mg group and 10.4% in the placebo group. A total of 38 SAEs occurred in 27 patients over the course of the study. Of the 38 SAEs reported in the study, only two were deemed by the investigators to be possibly or probably treatment-related; zero in the Zenvia 30/10 mg group, two in the Zenvia 20/10 mg group and zero in the placebo group. In addition, there was a numerical difference in respiratory SAEs with five patients (4.7%) in the Zenvia 30/10 mg group, three patients (2.9%) in the Zenvia 20/10 mg group and two patients (1.9%) in the placebo group experiencing respiratory SAEs.

Overall, there were seven deaths in the study, all related to patients with underlying ALS. In total, three deaths occurred in the Zenvia 30/10 mg arm, three in the 20/10 mg arm and one in the placebo arm. Of the seven deaths that were reported, five of the deaths (four in the Zenvia treatments arms and one in the placebo arm) occurred at least five days after study drug had been discontinued. There was one reported death in the Zenvia 20/10 mg group that was considered possibly treatment-related, which occurred five days after study drug had been discontinued. The ALS mortality rate in the Zenvia treatment groups was in line with historical norms and the rate in the placebo group was below historical norms.

Open Label Safety and Efficacy Data from STAR Trial

In November 2009, we reported safety, efficacy and tolerability data from the 12-week open-label extension phase of the STAR trial. The study results demonstrated that patients maintained on Zenvia 30/10 mg demonstrated statistically significant incremental improvement in their CNS-LS scores over the additional 12-week treatment period of the open-label study (p<0.0001). In addition, patients that were titrated from Zenvia 20/10 mg to Zenvia 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores (p<0.0001) and patients originally on placebo that initiated Zenvia 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores as well.

Overall, Zenvia 30/10 mg was generally safe and well tolerated, with 92.9% of patients completing the 12-week treatment period of the open-label study. Reported adverse events were low overall, mild to moderate in nature and consistent with the reported adverse events in the double-blind phase. The overall mortality rate observed in patients with ALS was consistent with historic norms.

Based on the results from the STAR trial, we intend to submit our complete response to the approvable letter early in the second quarter of calendar 2010. The complete response will include the results from the STAR trial, data from the pre-clinical and clinical safety studies we have conducted, and the data from the open-label safety study.

Zenvia — Neuropathic Pain Indications

Diabetic peripheral neuropathic pain (“DPN pain”), which arises from nerve injury, can result in a chronic and debilitating form of pain that has historically been poorly diagnosed and treated. It is often described as burning, tingling, stabbing, or pins and needles in the feet, legs, hands or arms. An estimated 3.5 million people in the United States experience diabetic peripheral neuropathic pain according to the American Diabetes Association. DPN pain currently is most commonly treated with antidepressants, anticonvulsants, opioid analgesics and local anesthetics. Most of these treatments have limited effectiveness or undesirable side effects resulting in a high degree of unmet medical need. The neuropathic pain market is continuing to grow rapidly, and in 2006, was estimated to be worth $2.6 billion in sales among the seven largest markets (i.e. the United States, Japan, France, Germany, Italy, Spain and the United Kingdom.)

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

After receipt of these positive results, we conducted a formal pharmacokinetic (“PK”) study to identify a lower quinidine dose formulation that may have similar efficacy to the doses tested in the Phase III study. In May 2008, we reported a positive outcome of the formal PK study and announced that we identified an alternative lower quinidine dose formulation of Zenvia for DPN pain. The new dose is intended to deliver similar efficacy and improved safety/tolerability versus the formulations previously tested for this indication. In September 2008, we submitted our Phase III protocol and related questions for Zenvia for DPN pain to the FDA under a Special Protocol Assessment (“SPA”). We received the FDA’s initial response to the SPA and are evaluating our options to fund this program, including the potential for a development partner.

In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the Zenvia STAR trial in PBA, including an endpoint measuring reduction of pain in patients with underlying multiple sclerosis (“MS”). Zenvia 30/10 mg demonstrated statistically significant relief of MS-related pain compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these data and the previous proof of concept pain data in MS patients with PBA, we are conducting a strategic assessment of the optimal clinical development path for Zenvia to obtain a pain indication.

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

Xenerex Human Antibody Technology — Anthrax/Other Infectious Diseases

In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of our anthrax antibodies and license to use our proprietary Xenerex Technology platform, which was used to generate fully human antibodies to target antigens. Under the terms of the Agreement, we completed the remaining work under our NIH/NIAID grant (“NIH grant”) and transferred all materials to Emergent. Under the terms of the agreement, we are eligible to receive milestone payments and royalties on any product sales generated from this program. In connection with the sale of the anthrax antibody program, we also ceased all ongoing research and development work related to other infectious diseases on June 30, 2008.

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

Zenvia for Pseudobulbar Affect.  Although we anticipate that Zenvia, if approved, could be the first product to be marketed for the treatment of PBA, we are aware that physicians may prescribe other products in an off-label manner for the treatment of this disorder. For example, Zenvia may face competition from the following products:

•	Antidepressants, including Prozac®, Celexa®, Zoloft®, Paxil®, Elavil® and Pamelor® and others;

•	Atypical antipsychotic agents, including Zyprexa®, Risperdal®, Seroquel, Abilify®, Geodon® and others; and

•	Miscellaneous agents, including Symmetrel®, Lithium and others.

It is also possible that compounding pharmacies could produce Zenvia in an unauthorized fashion.

Zenvia for DPN pain.  We anticipate that Zenvia for the treatment of DPN pain, if further developed by us and approved by the FDA for marketing, would compete with other drug products that are currently prescribed by physicians, including these identified below. Additionally, many other companies are developing drug candidates for this indication and we expect competition for Zenvia, if approved to treat DPN pain, to be intense. Current approved competitors include:

•	Cymbalta®;

•	Lyrica®

•	Narcotic products; and

•	Off-label uses of non-narcotic products, such as the anticonvulsants phenytoin, carbamazepine and topamax, and the antidepressant amitriptyline.

Docosanol 10% cream.  Abreva faces intense competition in the U.S. and Canada from the following established products:

•	Over-the-counter preparations, including Carmex®, Zilactin®, Campho®, Orajel®, Herpecin® and others;

•	Zovirax® acyclovir (oral and topical) and Valtrex® valacyclovir (oral) prescription products marketed by Biovail Corporation and GSK, respectively, and

•	Famvir® famciclovir (oral) and Denavir® penciclovir (topical) prescription products marketed by Novartis.

Manufacturing

We currently have no manufacturing or production facilities and, accordingly, rely on third parties for clinical production of our products and product candidates. We obtain the API for Zenvia from one of several available commercial suppliers. Further, we licensed to various pharmaceutical companies the exclusive rights to manufacture and distribute docosanol 10% cream.

Patents and Proprietary Rights

As of November 1, 2009, we owned or had the rights to 207 issued patents (59 U.S. and 148 foreign) and 213 pending applications (25 U.S. and 188 foreign). Patents and patent applications owned or licensed by the Company include Zenvia and other technologies, including but not limited to docosanol-related products and technologies, MIF inhibitor technologies, and TNF-alpha inhibitor technologies.

	United States			Foreign
Description	Issued	Expiration	Pending	Issued	Expiration	Pending

Zenvia	7	Up to 2025	2	43	Up to 2023	17
Other	52	—	23	105	—	171

Total	59		25	148		188

In June 2008, the European Patent Office granted a new patent which extends the period of commercial exclusivity for Zenvia into 2023. The new European patent expands the available Zenvia dose ranges under prior patent protection and encompasses our current clinical development programs in PBA and DPN pain, as well as other neurologic conditions.

In October 2009, we received a “Notice of Allowance” from the United States Patent and Trademark Office (“USPTO”) announcing that the office intends to grant the Company a new patent, extending the period of commercial exclusivity for Zenvia into 2025. Upon issuance, the patent will provide Avanir with patent protection for low-dose quinidine formulations of Zenvia used to treat PBA.

In addition to this newly allowed U.S. patent, the Company has exclusive rights under a royalty-bearing license to a family of patents and patent applications that claim methods of treating PBA, chronic pain, as well as other neurologic conditions, using combinations of dextromethorphan and quinidine, the two active agents in Zenvia.

Information regarding the status of our various research and development programs, and the amounts spent on major programs through the last two fiscal years, can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

The FDA and comparable regulatory agencies in foreign countries extensively regulate the manufacture and sale of the pharmaceutical products that we have developed or are currently developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining regulatory approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be tested in humans include:

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

Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in a NDA. Although the FDA’s requirements for clinical trials are well established and we believe that we have planned and conducted our clinical trials in accordance with the FDA’s applicable regulations and guidelines, these requirements, including requirements relating to testing the safety of drug candidates, may be subject to change or new interpretation. Additionally, we could be required to conduct additional trials beyond what we had planned due to the FDA’s safety and/or efficacy concerns or due to differing interpretations of the meaning of our clinical data. (See Item 1A, “Risk Factors”).

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

Product Liability Insurance

We maintain product liability insurance on our products and clinical trials that provides coverage in the amount of $10 million per incident and $10 million in the aggregate. We expect that we would increase our product liability insurance coverage if Zenvia is approved and we commence marketing the drug.

Executive Officers and Key Employees of the Registrant

Information concerning our executive officers and key employees, including their names, ages and certain biographical information can be found in Part III, Item 10 under the caption, “Executive Officers and Key Employees of the Registrant.” This information is incorporated by reference into Part I of this report.

Employees

As of November 18, 2009, we employed 20 persons, including 8 engaged in research and development activities, including clinical development, and regulatory affairs, and 12 in general and administrative functions such as human resources, finance, accounting, business development and investor relations.

Financial Information about Segments

We operate in a single accounting segment — the development and commercialization of novel treatments that target the central nervous system. Refer to Note 16, “Segment Information” in the Notes to the Consolidated Financial Statements.

General Information

Our principal executive offices are located at 101 Enterprise, Suite 300, Aliso Viejo, California 92656. Our telephone number is (949) 389-6700 and our e-mail address is info@avanir.com. Our Internet website address is www.avanir.com.

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Avanir) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Relating to Our Business

There can be no assurance that the FDA will approve Zenvia for PBA or any other indication.

In October 2006, we received an “approvable letter” from the FDA for our NDA submission for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation that was tested in earlier clinical trials. However, the safety concerns require additional clinical development to resolve. To address the safety concerns, we re-formulated Zenvia and conducted one additional confirmatory Phase III clinical trial using new lower quinidine dose formulations. Although we believe that the data from the confirmatory trial, combined with additional clinical and pre-clinical data, should be sufficient to address the issues outlined in the FDA approvable letter, it is possible that the FDA will continue to have safety concerns that could prevent or delay approval. Accordingly, there can be no assurance that the FDA will approve Zenvia for commercialization.

Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our recently completed confirmatory Phase III trial for Zenvia in patients with PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement with the FDA on the adequacy of the planned design, conduct and analysis of a clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon SPA and the FDA may have subsequent safety or efficacy concerns that override this agreement. As a result, even with positive data obtained under an SPA, we cannot be certain that the trial results will be found to be adequate to demonstrate a favorable risk-benefit profile required for product approval.

The FDA’s safety concerns regarding Zenvia for the treatment of PBA extend to other clinical indications that we have been pursuing, including DPN pain. Due to these concerns, any future development of Zenvia for other indications is expected to use an alternative lower-dose quinidine formulation, which may negatively affect efficacy.

We have successfully completed a single Phase III trial for Zenvia in the treatment of DPN pain. In communications regarding the continued development of Zenvia for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter necessitate the testing of a low-dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of Zenvia for this indication, it is possible that two large well-controlled Phase III trials would be needed to support an NDA filing for this indication. Due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for Zenvia. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent PK study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

Even if Zenvia receives marketing approval from the FDA, the approval may not be on the terms that we seek and could limit the marketability of the drug.

Even if the FDA approves Zenvia for marketing in one or more indications, approval could be granted on terms less favorable than those we are seeking. This may, in turn, limit our ability to commercialize Zenvia and generate substantial revenues from its sales. In addition to the confirmatory Phase III trial in PBA, we recently completed additional pre-clinical and clinical cardiac safety studies designed to enhance our response to the FDA’s approvable letter and to support planned label discussions with the FDA. Although we believe these studies showed an improvement in the margin of cardiac safety with the new lower dose of quinidine, it did show QTc prolongation of a duration that is above the FDA’s threshold of concern (5 ms mean increase) in approving new drugs. As a result, we could face one or more of the following risks:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, which is the strongest type of warning that the FDA can require for a drug and is generally reserved for warning prescribers about adverse drug reactions that can cause serious injury or death;

•	regulatory authorities may withdraw approval of the product after its initial approval;

•	product labeling may be amended to restrict use in certain populations;

•	physicians may be required to conduct additional tests prior to dispensing product or monitor patients taking Zenvia;

•	we may be required to conduct additional studies either post-marketing or before approval; and

•	Zenvia may not be approved by the FDA for commercialization as the FDA may perceive that the benefit does not outweigh the potential risk.

Additionally, we experienced a total of seven deaths in the double-blind phase of the STAR trial, all among ALS patients. Although the overall mortality rate in the trial is consistent with published mortality rates, it is possible that these deaths may negatively affect the FDA decision on our PBA application. Any of these events could prevent us from achieving or maintaining market acceptance of our product, even if it receives marketing approval, or could substantially increase the cost of commercialization, which in turn could impair our ability to generate revenues from the product candidate.

We have limited capital resources and will need to raise additional funds to support our operations.

We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling $278.0 million as of September 30, 2009, and we expect to continue to incur substantial operating losses for the foreseeable future. As of September 30, 2009, we had approximately $32.0 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow from operations.

In light of our current capital resources, lack of near-term revenue opportunities and substantial long-term capital needs, we will need to raise additional capital in the future to finance our long-term operations, including the planned launch of Zenvia, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels through calendar 2010, which includes the anticipated timing of the FDA approval decision for Zenvia in PBA in the second half of calendar year 2010. Although we expect to be able to raise additional capital, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development plans for Zenvia. This may result in significant delays in the development of Zenvia and may force us to further curtail our operations.

Any transactions that we may engage in to raise capital could dilute our stockholders and diminish certain commercial prospects.

Although we believe that we will have adequate capital reserves to fund operations beyond the anticipated timing of the FDA approval decision for Zenvia in PBA, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing stockholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. In addition, debt financing, to the extent available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or entering into licensing transactions. If we seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.

In July 2009, we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12.5 million shares of our common stock from time to time into the open market at prevailing prices. As of November 1, 2009, we had sold a total of 4.7 million shares under this facility. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia. If we actively sell shares under this facility, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price or cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.

We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.

We have entered into agreements for the licensing out or sale of our non-core assets, including FazaClo, macrophage migration inhibitory factor (“MIF”), our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in major markets worldwide. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for Zenvia for PBA and/or other indications and we may choose to pursue a partnership or license involving Zenvia, if the terms are attractive. However, these transactions involve numerous risks, including:

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

It is unclear whether we would be eligible for patent-term restoration in the U.S. under applicable law and we therefore do not know whether our patent-term can be extended.

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

Once the three-year FDCA exclusivity period has passed and after the patents (including the patent restoration term, if any) that cover Zenvia expire, generic drug companies would be able to introduce competing versions of the drug. If we are unsuccessful in defending our patents against generic competition, our long-term revenues from Zenvia sales may be less than expected and we may have greater difficulty finding a development partner or licensee for Zenvia.

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

Additionally, the FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or draw different conclusions from our clinical trial data or ask for additional information at any time during their review. For example, the use of different statistical methods to analyze the efficacy data from our Phase III trial of Zenvia in DPN pain results in significantly different conclusions about the efficacy of the drug. Although we believe we have legitimate reasons to use the methods that we have adopted as outlined in our SPA with the FDA, the FDA may not agree with these reasons and may disagree with our conclusions regarding the results of these trials.

Although we would work to be able to fully address any such FDA concerns, we may not be able to resolve all such matters favorably, if at all. Disputes that are not resolved favorably could result in one or more of the following:

•	delays in our ability to submit an NDA;

•	the refusal by the FDA to accept for filing any NDA we may submit;

•	requests for additional studies or data;

•	delays in obtaining an approval;

•	the rejection of an application; or

•	the approval of the drug, but with adverse labeling claims that could adversely affect the commercial market.

If we do not receive regulatory approval to sell our product candidates or cannot successfully commercialize our product candidates, we would not be able to generate meaningful levels of sustainable revenues.

The pharmaceutical industry is highly competitive and most of our competitors have larger operations and have greater resources. As a result, we face significant competitive hurdles.

The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in areas similar to those in which we are performing our research. For example, we expect that Zenvia will face competition from antidepressants, atypical anti-psychotic agents and other agents in the treatment of PBA and from a variety of pain medications and narcotic agents for the treatment of DPN pain.

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

The conduct of our business, including the testing, marketing and sale of pharmaceutical products, involves the risk of liability claims by consumers stockholders and other third parties. Although we maintain various types of insurance, including product liability and director and officer liability, claims can be high and our insurance may not sufficiently cover our actual liabilities. If liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products and the imposition of higher insurance requirements could impose additional costs on us. Additionally, we are potentially at risk if our insurance carriers become insolvent. Although we have historically obtained coverage through well rated and capitalized firms, the ongoing financial crisis may affect our ability to obtain coverage under existing policies or purchase insurance under new policies at reasonable rates.

Risks Related to Reliance on Third Parties

Because we depend on clinical research centers and other contractors for clinical testing and for certain research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

The nature of clinical trials and our business strategy of outsourcing a substantial portion of our research require that we rely on clinical research centers and other contractors to assist us with research and development, clinical testing activities, patient enrollment and regulatory submissions to the FDA. As a result, our success depends partially on the success of these third parties in performing their responsibilities. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. Additionally, the current global economic slowdown may affect our development partners and vendors, which could adversely affect their ability to timely perform their tasks. If our contractors do not perform their obligations in an adequate and timely manner, the pace of clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.

We depend on third parties to manufacture, package and distribute compounds for our drugs and drug candidates. The failure of these third parties to perform successfully could harm our business.

We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute Zenvia and the Active Pharmaceutical Ingredient (“API”) for docosanol 10% cream and to provide clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and Zenvia, and a sole manufacturer for the finished form of Zenvia. In addition, these materials are custom and available from only a limited number of sources. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or Zenvia supplier. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing Zenvia could delay our clinical trials of this product candidate for DPN pain. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, the ongoing economic crisis creates risk for us if any of these third parties suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

We generally do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

Under our typical license arrangement, we have no direct control over the development of drug candidates and have only limited, if any, input on the direction of development efforts. These development efforts are made by our licensing partner and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs. We similarly rely on licensing partners to obtain regulatory approval for docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements. If we were to license Zenvia to a third party or a development partner, it is likely that much of the long-term success of that drug will similarly depend on the efforts of the licensee.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:

•	comments made by securities analysts, including changes in their recommendations;

•	short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	announcements by us of financing transactions and/or future sales of equity or debt securities;

•	sales of our common stock by our directors, officers or significant stockholders;

•	lack of volume of stock trading leading to low liquidity;

•	market and economic conditions; and

•	Announcements we may make regarding our compliance with continued listing standards on the NASDAQ Global Market.

If a substantial number of shares is sold into the market at any given time, particularly following any significant announcements or large swings in our stock price (whether sales are through the financing facility with Cantor Fitzgerald & Co. or from an existing stockholder), there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.

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

As a result of these factors, we expect that our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of the Zenvia approvable letter, could give rise to stockholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in favor of the Company. We have, from time to time, been a party to such suits and although none have been material to date, there can be no assurance that any such suit will not have an adverse effect on the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters and commercial and administrative offices are located in Aliso Viejo, California, where we currently occupy 11,319 square feet. The Aliso Viejo office lease expires in June 2011. We lease approximately 30,370 square feet in two buildings in San Diego. The terms of the leases for the San Diego facilities end in January 2013. The San Diego buildings are sublet through January 2013.

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

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales prices for our common stock in each of the quarters over the past two fiscal years, as quoted on the NASDAQ Global Market.

	Common Stock Price
	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$0.70	$0.23	$2.84	$1.25
Second Quarter	$0.68	$0.25	$1.43	$0.94
Third Quarter	$2.62	$0.39	$1.35	$1.00
Fourth Quarter	$4.09	$1.75	$1.04	$0.40

On November 18, 2009, the closing sales price of our Common Stock was $1.84 per share.

As of November 13, 2009, we had approximately 23,023 stockholders, including 366 holders of record and an estimated 22,657 beneficial owners. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

Information About Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30.

In August 2007, we sold our FazaClo business and related support operations to Azur Pharma, Inc. We have reflected the financial results of this business as discontinued operations in the consolidated statements of operations for the year ended September 30, 2008. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates only to financial results from continuing operations.

Executive Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product candidate, Zenviatm (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to our focus on products for the central nervous system, we also have a number of partnered programs in other therapeutic areas which may generate future income for the Company. Our first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, we licensed all of our monoclonal antibodies and we remain eligible to receive milestone payments and royalties related to the sale of these assets. Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

The following is a summary of significant accomplishments in fiscal 2009 and subsequent to the end of fiscal 2009 through the date of this filing that have materially affected our operations, financial condition and prospects:

•	In March 2009, we enrolled the last of 326 patients into the confirmatory Phase III STAR trial. The final number of patients exceeded the original target by approximately 20% allowing a larger safety database and increased statistical power for the study.

•	In April 2009, we completed additional preclinical and clinical studies that were conducted to enhance the complete response to the approvable letter and to assist with planned label discussions with the FDA.

•	In June 2009, we were added to the broad-market Russell 3000® Index, an investment tool comprised of 3,000 of the country’s largest and most liquid stocks.

•	In July 2009, we completed enrollment of the open label extension of the confirmatory Phase III STAR trial. In total, 282 of 326 patients (or 86.5%) completed the 12-week double-blind phase of the study and were eligible to enroll in the open label extension phase. A total of 253 (or 89.7%) of eligible patients chose to enroll in the 12-week open label safety extension.

•	In August 2009, we announced the results of the double-blind phase of the confirmatory Phase III STAR trial which demonstrated that both doses of Zenvia met the primary efficacy endpoint in the treatment of patients with PBA and that Zenvia demonstrated an improved safety and tolerability profile relative to the original formulation.

•	In August 2009, we raised gross proceeds of approximately $10.6 million through the sale of approximately 4.5 million shares of common stock. The shares were sold into the open market at prevailing prices through our financing facility with Cantor Fitzgerald & Co.

•	In October 2009, we received a “Notice of Allowance” from the United States Patent and Trademark Office (“USPTO”) thereby extending the period of commercial exclusivity for Zenvia into 2025. Upon issuance, the patent will provide Avanir with patent protection for low-dose quinidine formulations of Zenvia used to treat patients with PBA.

•	In November 2009, we announced results of the 12-week open label phase of the confirmatory phase III STAR trial which demonstrated that the following patient groups displayed statistically significant improvement in their CNS-LS scores: 1) patients maintained on Zenvia 30/10 mg, 2) patients who titrated from Zenvia 20/10 mg to Zenvia 30/10 mg and 3) patients originally placed on placebo that initiated Zenvia 30/10 mg.

We have historically sought to maintain flexibility in our cost structure by actively managing several outsourced functions, such as clinical trials, legal counsel, documentation and testing of internal controls, pre-clinical development work, and manufacturing, warehousing and distribution services, rather than maintaining all of these functions in house. We believe that at this stage of our development the benefits of outsourcing, which include flexibility and rapid response to program delays or successes, far outweigh the higher costs often associated with outsourcing.

Our principal focus is currently on gaining regulatory approval for Zenvia for the PBA indication. We believe that cash and cash equivalents and restricted investments of approximately $32.0 million at September 30, 2009 will be sufficient to fund our operations for at least the next twelve months and through the date by which we expect that the FDA will render an approval decision with respect to Zenvia for PBA. For additional information about the risks and uncertainties that may affect our business and prospects, please see Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates for Continuing Operations

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make a number of assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates and assumptions are required in the determination of revenue recognition in certain royalties. Significant estimates and assumptions are also required in the appropriateness of amounts recognized for inventories, income taxes, contingencies, estimates on the net working capital adjustment and stock-based compensation. We base our estimates on historical experience and various other assumptions that are available at that time and that we believe to be reasonable under the circumstances. Some of these judgments can be subjective and complex. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Share-Based Compensation

We grant options, restricted stock units and restricted stock awards to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments that we account for using the fair value method.

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

If factors change and we employ different assumptions in calculating the fair value in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Because changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. For awards with a longer vesting period, such as the three-year cliff vesting awards issued to certain officers, the actual forfeiture rate and related expense may not be known for a longer period of time, which can result in more significant accounting adjustments once the awards are either vested or forfeited.

Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is no current market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined using an option-pricing model, the value derived from that model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The application of the fair value method of accounting for share-based compensation may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. In the fourth quarter of fiscal 2009, we reviewed our estimated forfeiture rate considering recent actual data resulting in a reduction to our estimated forfeiture rate from 30.0% to 12.6%. Additionally, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 30.0% to zero percent, as we expect all the awards to vest. These changes in the estimated forfeiture rates resulted in an increase in share-based compensation expense of $935,000 and an increase to the diluted loss per share of $0.01 for fiscal 2009.

Revenue Recognition

General.  We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, we recognize revenue at the time of sale only if (1) our price to the buyer is fixed and determinable; (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on the resale of the product; (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer has economic substance apart form that provided by us; (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated.

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

A delivered product or service (or group of delivered products or services) can be separated from other elements when it meets all of the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. If an element can be separated, we allocate revenue based upon the relative fair values of each element. We determine the fair value of a separate deliverable using the price we charge other customers when we sell that product or service separately; however if we do not sell the product or service separately, we use third-party evidence of fair value. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement.

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

Royalty Revenues.  We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for returned product, pricing allowances, managed care charge backs, cash discounts, freight/warehousing, and miscellaneous write-offs.

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

Research Services Arrangements.  Revenue from research services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred. These arrangements are often multiple element arrangements.

Government Research Grant Revenue.  We recognize revenues from federal research grants during the period in which the related expenditures are incurred.

Product Sales — Active Pharmaceutical Ingredient Docosanol (“API Docosanol”).  Revenue from sales of our API Docosanol is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. We sell the API Docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. Our contracts for sales of the API Docosanol include buyer acceptance provisions that give our buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give us notice within 30 days after receipt of the product.

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

Cost of Revenues

Cost of revenues includes direct and indirect costs to manufacture product sold, including the write-off of obsolete inventory, reserves against inventory and to provide research and development services.

Recognition of Expenses in Outsourced Contracts

Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, we recognize expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of our contracts extend across multiple reporting periods, including our largest contract, representing a $7.1 million Phase III clinical trial contract that was entered into in the first fiscal quarter of fiscal 2008. Management bases its assessments on estimates that it considers reasonable in the circumstances. Other estimates could result in different assessments and different expense recognition.

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

We categorize revenues by type of revenue in five different categories: 1) royalties and royalty rights, 2) licensing, 3) government research grant services, 4) research and development services and 5) product sales.

All long-lived assets for fiscal 2009 and 2008 are located in the United States.

Comparison of Fiscal 2009 and 2008

Revenues and Cost of Revenues

	Year Ended September 30,
	2009	2008	$ Change	% Change

PRODUCT SALES
Net revenues	$—	$129,820	$(129,820)	−100%
Cost of revenues	73,135	21,714	51,421	237%

Product gross (loss) margin	(73,135)	108,106	(181,241)	−168%

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenues from royalties and royalty rights	3,642,675	3,616,102	26,573	1%
Revenues from license agreements	533,834	2,205,724	(1,671,890)	−76%
Revenues from government research grant services	—	1,006,922	(1,006,922)	−100%

Revenues from research services and other	4,176,509	6,828,748	(2,652,239)	−39%

Costs:
Cost of research and development services	10,224	249,281	(239,057)	−96%
Cost of government research grant	—	940,130	(940,130)	−100%

Costs from research services and grants	10,224	1,189,411	(1,179,187)	−99%

Research services and other gross margin	4,166,285	5,639,337	(1,473,052)	−26%

Total gross margin	$4,093,150	$5,747,443	$(1,654,293)	−29%

Revenues

For the fiscal year ended September 30, 2009, we generated no product revenues. In fiscal 2008, we received net product revenues of $130,000. Product revenues for that period were generated from the sale of the active pharmaceutical ingredient docosanol.

Revenues from research services and other were $4.2 million for the fiscal year ended September 30, 2009 compared to $6.8 million for the fiscal year ended September 30, 2008. The decrease in revenues is attributed to a one-time milestone payment received from HBI of $1.5 million in fiscal 2008 that was not repeated in 2009 and a decline in grant revenue received from the NIH grant of $1.0 million due to the termination of the anthrax antibody program which ended in 2008, and accordingly, there are no comparable revenues in fiscal 2009.

Potential revenue-generating contracts that remained active as of September 30, 2009 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies. See Note 13 “Research, License, Supply and other Agreements” and Note 16 “Segment Information” in Notes to Consolidated Financial Statements.

Cost of Revenues

In fiscal 2009, cost of product revenues was $73,000 compared to $22,000 in fiscal 2008. Cost of product revenues in fiscal 2009 was primarily attributed to an inventory reserve amount of $69,000 established for docosanol.

Cost of research services and grants was $10,000 for the fiscal year ended September 30, 2009 compared to $1.2 million for the fiscal year ended September 30, 2008. The decline in cost of revenues is primarily attributable to the completion of the remaining work under the NIH grant and the termination of all future research and development work related to other infectious diseases in June 2008.

	Year Ended September 30,
	2009	2008	$ Change	% Change

OPERATING EXPENSES
Research and development	$15,867,049	$14,110,743	$1,756,306	12%
General and administrative	10,150,766	10,599,158	(448,392)	−4%

Total Operating Expenses	$26,017,815	$24,709,901	$1,307,914	5%

Research and Development Expenses

Research and development expenses increased by approximately $1.8 million or 12% for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008. The increase is primarily due to costs incurred for the confirmatory Phase III trial for the PBA indication of Zenvia. Following the completion of the STAR trial, we expect these expenses to decrease in fiscal 2010.

General and Administrative Expenses

General and administrative expenses decreased by approximately $448,000 or 4% for the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008. The decrease is primarily attributed to a decrease in our overall general and administrative expenses as a result of the restructuring and the significant organizational changes that we made to our infrastructure. In addition, our general and administrative costs have decreased as a result of our focused efforts to contain costs and negotiate discounts with our principal vendors.

Share-Based Compensation

The Company re-examines forfeiture rates as they apply to stock-based compensation on an annual basis. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. In the fourth quarter of fiscal 2009, we reviewed our estimated forfeiture rate considering recent actual data resulting in a reduction to our estimated forfeiture rate from 30.0% to 12.6%. Additionally, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 30.0% to zero percent, as we expect all the awards to vest. These changes in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $935,000 and an increase to the diluted loss per share of $0.01 for fiscal 2009. Future estimates may differ substantially from the Company’s current estimates.

Total compensation expense for our share-based payments in the fiscal year ended September 30, 2009 and 2008 was approximately $2.9 million and $1.6 million (excluding $14,000 included in discontinued operations), respectively. General and administrative expense in the fiscal years ended September 30, 2009 and 2008 includes share-based compensation expense of approximately $2.2 million and $1.1 million, respectively. Research and development expense in the fiscal years ended September 30, 2009 and 2008 includes share-based compensation expense of approximately $664,000 and $491,000, respectively. As of September 30, 2009, approximately $3.0 million of total unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.4 years. See Note 12, “Stockholders’ Equity — Employee Equity Incentive Plans” in the Notes to Consolidated Financial Statements for further discussion.

Interest Expense and Interest Income

For the fiscal year ended September 30, 2009, interest expense was $517, compared to approximately $541,000 for the prior fiscal year. The decrease in interest expense in 2009 is primarily due to a decrease in the balance on notes payable as compared to the prior year, mostly attributed to the accelerated repayment of the remaining outstanding principal in June 2008. The notes payable were issued in connection with the purchase of Alamo Pharmaceuticals, Inc.

For the fiscal year ended September 30, 2009, interest income was approximately $204,000, compared to approximately $1.3 million for the prior fiscal year. The decrease is due to an 18% decrease in the average cash balance of our investment accounts in fiscal 2009 as compared to the prior fiscal year, coupled with a lower investment yield in fiscal 2009.

Other, net

Other, net expense was approximately $272,000 in fiscal 2009 compared to income of approximately $1.2 million in fiscal 2008. In fiscal 2009, the company recognized a loss on disposal of fixed assets of approximately $268,000. In fiscal 2008, the Company received approximately $1.25 million in proceeds resulting from a settlement agreement with a former employee. The proceeds represented court awarded reimbursement of attorney’s fees incurred in connection with the Company’s defense. The proceeds were recorded as other income in the third fiscal quarter of 2008.

Loss from Discontinued Operations

There was no loss from discontinued operations for the fiscal year ended September 30, 2009. For the fiscal year ended September 30, 2008, approximately a $1.6 million loss from discontinued operations was recorded as a result of the final net working capital adjustment of approximately $1.4 million under our FazaClo asset purchase agreement with Azur, as well as additional trailing costs related to the operations of FazaClo.

Net Loss

Net loss was approximately $22.0 million, or $0.28 per share, for the fiscal year ended September 30, 2009, compared to a net loss of approximately $17.5 million, or $0.30 per share for the fiscal year ended September 30, 2008. The increase in net loss is primarily attributed to the following: 1) non-cash expenses of approximately $1.9 million related to share-based compensation expense and other non-cash expenses, 2) increased spending in research and development 3) the presence of two non-recurring revenue sources in 2008 totaling $2.5 million. In addition, in fiscal 2008, we recorded a gain on early extinguishment of debt and other income which together totaled approximately $2.2 million.

Liquidity and Capital Resources

We assess our liquidity based on our ability to generate cash to fund future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of inventories, accounts payable and capital expenditures; the timing and extent of cash received from milestone payments under license agreements; adequate credit facilities; and financial flexibility to attract long-term equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities and used to fund operations, working capital requirements and investing activities.

Cash, cash equivalents and restricted investments, as well as, net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

		Increase
	September 30,	(Decrease)	September 30,
	2009	During Period	2008

Cash, cash equivalents and investments in securities	$31,954,487	$(10,286,040)	$42,240,527

Cash and cash equivalents	$31,486,012	$(9,897,918)	$41,383,930

Net working capital	$26,685,567	$(10,486,069)	$37,171,636

	Year Ended	Change	Year Ended
	September 30,	Between	September 30,
	2009	Periods	2008

Net cash used in operating activities	$(20,290,160)	$(3,611,951)	$(16,678,209)
Net cash provided by investing activities	357,362	(671,629)	1,028,991
Net cash provided by financing activities	10,034,880	(16,510,306)	26,545,186

Net increase (decrease) in cash and cash equivalents	$(9,897,918)	$(20,793,886)	$10,895,968

Operating activities.  Net cash used in operating activities was approximately $20.3 million in fiscal year 2009 compared to approximately $16.7 million in fiscal year 2008. The increase is primarily due to expenses related to the confirmatory Phase III trial and additional pre-clinical and clinical studies in support of the response to the approvable letter.

Investing activities.  Net cash provided by investing activities was approximately $357,000 in fiscal year 2009, compared to approximately $1.0 million in fiscal year 2008. In fiscal year 2009, cash provided by investing activities arose primarily from sales and maturities of investments. In fiscal year 2008, proceeds from sales and maturities of investments of approximately $2.3 million were partially offset by payments of approximately $1.4 million related to the net working capital adjustment from our sale of FazaClo.

Financing activities.  Net cash provided by financing activities was approximately $10.0 million in fiscal year 2009 compared to approximately $26.5 million in fiscal year 2008. In fiscal 2009, we raised approximately $10.8 million in gross proceeds (approximately $10.2 million net of offering costs and commissions) from an open market offering. In fiscal 2008, we raised gross proceeds of approximately $40.0 million from sales of our common stock through a registered common stock offering in April 2008 (approximately $38.0 million net of offering costs and commissions), offset by $11.3 million to reduce long-term debt.

In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of November 1, 2009, 4.7 million shares of common stock had been sold for total gross proceeds of $11.0 million through this facility under our registration statement. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia.

In September 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. No offerings have been made pursuant to this registration statement to date.

As of September 30, 2009, we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows. We have no off-balance sheet arrangements.

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years

Operating lease obligations(1)	$4,587,651	$1,530,249	$2,705,743	$351,659
Purchase obligations(2)	1,038,294	1,038,294	—	—

Total	$5,625,945	$2,568,543	$2,705,743	$351,659

(1)	Operating lease obligations are exclusive of payments we expect to receive under sublease agreements.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at September 30, 2009 which approximates our contractual commitments for goods and services in the normal course of our business.

In connection with the Alamo acquisition, we agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo. These earn-out payments are based on FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”). As previously discussed in this filing, we sold the FazaClo product line to Azur in August 2007. Our future earn-out obligations that would have been payable to the prior owner of Alamo Pharmaceuticals upon the achievement of certain milestones were assumed by Azur, although we may remain liable for these payments if Azur defaults on these obligations.

Zenvia License Milestone Payments.  We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive royalty-bearing license agreement with the Center for Neurologic Study (“CNS”). We will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. The Company will pay a $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses Zenvia to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $2.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.

Management Outlook

We believe that cash, cash equivalents and restricted investments of approximately $32.0 million at September 30, 2009 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our plans will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.

For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see Item 1A, “Risk Factors.”

Recent Authoritative Guidance

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recently issued authoritative guidance and its effect, if any, on the Company.

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

Interest Rate Sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of September 30, 2009 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on the average duration of our investments as of September 30, 2009 and 2008, an increase of one percentage point in the interest rates would have resulted in increases in interest income of approximately $343,000 and $409,000, respectively.

As of September 30, 2009, $31.1 million of our cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $379,000 of our cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits, and at September 30, 2009, such uninsured deposits totaled $31.1 million. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash. Our cash and cash equivalents are placed at various money market mutual funds and financial institutions of high credit standing.

We perform ongoing credit evaluations of our customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually we have required no collateral.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of September 30, 2009. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors that is required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance,” and “Board of Directors and Committees” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Additionally, information relating to reporting of insider transactions in Company securities is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers and Key Employees of the Registrant

The names of our executive officers and key employees and their ages as of November 1, 2009 are set forth below. Officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Executive Officers

Keith A. Katkin	38	President and Chief Executive Officer
Randall E. Kaye, M.D.	47	Senior Vice President, Chief Medical Officer
Christine G. Ocampo	37	Vice President, Finance, Secretary
Key Employees

Eric S. Benevich	44	Vice President, Communications
Gregory J. Flesher	39	Vice President, Business Development

Executive Officers

Keith Katkin.  Mr. Katkin joined Avanir in July of 2005 as Senior Vice President of Sales and Marketing. In March 2007, Mr. Katkin was appointed President and Chief Executive Officer and was elected as a member of the Board of Directors. Prior to joining Avanir, Mr. Katkin previously served as Vice President, Commercial Development for Peninsula Pharmaceuticals, playing a key role in the management and ultimate sale of the company to Johnson & Johnson in 2005. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Amgen and Abbott Laboratories. Mr. Katkin also served as strategic advisor to Cerexa, a pharmaceutical company that was sold to Forest Laboratories in 2007. Mr. Katkin received a B.S. degree in Business and Accounting from Indiana University and an M.B.A. degree in Finance from the Anderson School of Management at UCLA, graduating with honors. Mr. Katkin became a licensed Certified Public Accountant in 1995.

Randall E. Kaye, M.D.  Dr. Kaye joined Avanir in January 2006 as Vice President of Clinical and Medical Affairs and assumed the role of Senior Vice President Clinical Research and Medical Affairs and Chief Medical Officer in February 2007. Immediately prior to joining Avanir, from 2004 to 2006, Dr. Kaye was the Vice President of Medical Affairs for Scios Inc., a division of Johnson & Johnson. From 2002 to 2004, Dr. Kaye recruited and managed the Medical Affairs department for InterMune Inc. Previously, Dr. Kaye served for nearly a decade in a variety of Medical Affairs and Marketing positions for Pfizer Inc. Dr. Kaye earned his Doctor of Medicine, Masters in Public Health and Bachelor of Science degrees at George Washington University in Washington, D.C. and was a Research Fellow in Allergy and Immunology at Harvard Medical School.

Christine G. Ocampo.  Ms. Ocampo joined Avanir in March 2007 as Corporate Controller and was promoted to Vice President, Finance in February 2008. Prior to joining Avanir, Ms. Ocampo served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of Cardiogenesis Corporation from November 2003 until April 2006. From 2001 to November 2003, Ms. Ocampo served in the role of Vice President and Corporate Controller at Cardiogenesis. Prior to first joining Cardiogenesis in April 1997, Ms. Ocampo held a management position in Finance at Mills-Peninsula Health Systems in Burlingame, CA, and spent three years as an auditor for Ernst & Young LLP. Ms. Ocampo graduated with a Bachelors of Science in Accounting from Seattle University and became a licensed Certified Public Accountant in 1996.

Key Employees

Eric S. Benevich.  Mr. Benevich joined Avanir Pharmaceuticals, Inc. in July 2005 as Senior Director of Marketing. In August 2007, he was promoted to Vice President of Communications. Prior to joining Avanir, Mr. Benevich previously served as the Senior Director of Marketing for Peninsula Pharmaceuticals. Prior to his tenure at Peninsula Pharmaceuticals, Mr. Benevich held several Marketing positions with Amgen Inc., a global biotechnology company. In addition, Mr. Benevich held several commercial roles at Astra Merck in Sales, Market Research and Brand Marketing. Mr. Benevich graduated from Washington State University with a degree in International Business and has completed several MBA courses at Villanova University.

Gregory J. Flesher.  Mr. Flesher joined Avanir Pharmaceuticals, Inc. in June 2006 as Senior Director of Commercial Strategy and in November 2006 assumed the additional responsibility for Business Development and Portfolio Planning. In August 2007 he was promoted to Vice President of Business Development. Prior to joining Avanir, he served as a Sales Director from 2004 to 2006 and as Director of Pulmonary & Infectious Disease Marketing from 2002 to 2004 at InterMune, Inc., a biopharmaceutical company. Prior to his tenure at InterMune, Mr. Flesher held Oncology and Nephrology marketing positions with Amgen Inc., a global biotechnology company. Mr. Flesher also held roles in global marketing and clinical development at Eli Lilly and Company. Mr. Flesher graduated from Purdue University with a degree in Biology and has completed his doctorate coursework in Biochemistry and Molecular Biology at Indiana University School of Medicine.

Code of Ethics

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer and controller), and employees. This code of ethics is available on our website at www.avanir.com. Any waivers from or amendments to the code of ethics will be filed with the SEC on Form 8-K. You may also request a printed copy of our Code of Ethics, without charge, by writing to us at 101 Enterprise, Suite 300, Aliso Viejo, California 92656, Attn. Investor Relations.

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

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Fees for Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

Financial statements for the two years ended September 30, 2009 and 2008 are attached. The index to these financial statements appears on page F-1.

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.1	March 25, 2009
3.2	Bylaws of the Registrant	Current Report on Form 8-K, as Exhibit 3.2	March 25, 2009
3.3	Certificate of Ownership and Merger merging Avanir Pharmaceuticals, a California corporation, with and into Avanir Pharmaceuticals, Inc., a Delaware corporation	Current Report on Form 8-K, as Exhibit 3.3	March 25, 2009
3.4	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 3.3	March 25, 2009
4.1	Form of Common Stock Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 25, 2009
4.2	Form of Senior Indenture	Registration Statement on Form S-3 (File No. 333-161789), as Exhibit 4.3	September 8, 2009
4.3	Form of Subordinated Indenture	Registration Statement on Form S-3 (File No. 333-161789), as Exhibit 4.4	September 8, 2009

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

4.4	Form of Common Stock Warrant, issued in connection with the Subscription Agreement dated March 26, 2008	Current Report on Form 8-K, as Exhibit 10.2	March 27, 2008
4.5	Stockholder Rights Agreement, dated as of March 20, 2009, by and between Avanir Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 4.2	March 25, 2009
4.6	Form of Rights Certificate with respect to the Stockholder Rights Agreement, dated as of March 20, 2009	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 4.2	March 25, 2009
10.1	License Agreement, dated as of March 31, 2000, by and between Avanir Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation	Current Report on Form 8-K, as Exhibit 10.1	May 4, 2000
10.2	License Purchase Agreement, dated as of November 22, 2002, by and between Avanir Pharmaceuticals and Drug Royalty USA, Inc.	Current Report on Form 8-K, as Exhibit 99.1	January 7, 2003
10.3	Research, Development and Commercialization Agreement, dated as of April 27, 2005, by and between Avanir Pharmaceuticals and Novartis International Pharmaceutical Ltd.*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as Exhibit 10.1	August 15, 2005
10.4	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and BC Sorrento, LLC, effective as of September 1, 2000	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.1	August 14, 2000
10.5	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and Sorrento Plaza, effective as of May 20, 2002	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as Exhibit 10.1	August 13, 2002
10.6	Office lease agreement, dated as of April 28, 2006, by and between RREEF America REIT II Corp. FFF and Avanir Pharmaceuticals	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.7	December 18, 2006
10.7	License Agreement, dated as of August 1, 2000, by and between Avanir Pharmaceuticals and IriSys Research & Development, LLC*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.2	August 14, 2000
10.8	Sublease agreement, dated as of September 5, 2006, by and between Avanir Pharmaceuticals and Sirion Therapeutics, Inc.	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.9	December 18, 2006
10.9	Exclusive Patent License Agreement, dated as of April 2, 1997, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.1	May 13, 2005

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.10	Amendment to Exclusive Patent License Agreement, dated as of April 11, 2000, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.2	May 13, 2005
10.11	Manufacturing Services Agreement, dated as of January 4, 2006, by and between Patheon Inc. and Avanir Pharmaceuticals*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as Exhibit 10.1	May 10, 2006
10.12	Quality Agreement, dated as of January 4, 2006, by and between Avanir Pharmaceuticals and Patheon Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as Exhibit 10.2	May 10, 2006
10.13	Docosanol License Agreement, dated as of January 5, 2006, by and between Kobayashi Pharmaceutical Co., Ltd. And Avanir Pharmaceuticals*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as Exhibit 10.3	May 10, 2006
10.14	Docosanol Data Transfer and Patent License Agreement, dated as of July 6, 2006, by and between Avanir Pharmaceuticals and Healthcare Brands International Limited*	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.21	December 18, 2006
10.15	Development and License Agreement, dated as of August 7, 2006, by and between Eurand, Inc. and Avanir Pharmaceuticals*	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.22	December 18, 2006
10.16	Amended and Restated 1998 Stock Option Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as Exhibit 10.2	December 21, 2001
10.17	Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as Exhibit 10.4	December 21, 2001
10.18	Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.1	May 14, 2003
10.19	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.2	May 14, 2003
10.20	2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.3	May 14, 2003
10.21	Form of Non-Qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.4	May 14, 2003
10.22	Form of Restricted Stock Grant for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.5	May 14, 2003
10.23	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.6	May 14, 2003

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.24	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 10.1	July 30, 2009
10.25	2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as Exhibit 10.21	December 14, 2005
10.26	Form of Stock Option Agreement for use with 2005 Equity Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	March 23, 2005
10.27	Form of Restricted Stock Unit Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.36	December 21, 2007
10.28	Form of Restricted Stock Purchase Agreement for use with 2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.35	December 18, 2006
10.29	Form of Change of Control Agreement	Current Report on Form 8-K, as Exhibit 10.2	December 10, 2007
10.30	Employment Agreement with Keith Katkin, dated as of June 13, 2005	Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as Exhibit 10.25	December 14, 2005
10.31	Employment Agreement with Randall Kaye, dated as of December 23, 2005	Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as Exhibit 10.1	February 9, 2006
10.32	Amended and Restated Change of Control Agreement, dated as of February 27, 2007, by and between Avanir Pharmaceuticals and Randall Kaye	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.43	December 21, 2007
10.33	Employment Agreement with Keith Katkin, dated as of March 13, 2007	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.44	December 21, 2007
10.34	Bonus Agreement, dated as of September 10, 2007, by and between Avanir Pharmaceuticals and Keith Katkin	Current Report on Form 8-K, as Exhibit 10.1	December 10, 2007
10.35	Asset Purchase Agreement, dated as of July 2, 2007, by and among Avanir Pharmaceuticals, Alamo Pharmaceuticals, LLC and Azur Pharma Inc.*	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.49	December 21, 2007
10.36	Sublease Agreement, dated as of July 2, 2007, by and between Avanir Pharmaceuticals and Halozyme, Inc. (11388 Sorrento Valley Rd., San Diego, CA)	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.51	December 21, 2007
10.37	Sublease Agreement, dated as of July 2, 2007, by and between Avanir Pharmaceuticals and Halozyme, Inc. (11404 Sorrento Valley Rd., San Diego, CA)	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.52	December 21, 2007

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.38	Third Amendment to Lease, dated as of July 19, 2007, by and between Avanir Pharmaceuticals and RREEF America REIT II Corp. FFF	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.53	December 21, 2007
10.39	Asset Purchase and License Agreement, dated as of March 6, 2008, by and among Avanir Pharmaceuticals, Xenerex Biosciences and Emergent Biosolutions, Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as Exhibit 10.1	May 14, 2008
10.40	Payoff Letter, dated as of June 2, 2008, by and between Neal R. Cutler and Avanir Pharmaceuticals	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as Exhibit 10.1	August 8, 2008
10.41	Sublease Agreement, dated as of April 21, 2009, by and between Avanir Pharmaceuticals, Inc. and Halozyme, Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as Exhibit 10.1	May 8, 2009
10.42	Controlled Equity Offeringsm Sales Agreement, dated as of July 30, 2009, by and between Avanir Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 10.2	July 30, 2009
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

*	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avanir Pharmaceuticals, INC.

By:	/s/ Keith A. Katkin
Keith A. Katkin
President and Chief Executive Officer

Date: November 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	November 25, 2009

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial Officer)	November 25, 2009

/s/ Craig A. Wheeler Craig A. Wheeler	Director, Chairman of the Board	November 25, 2009

/s/ Stephen G. Austin, CPA Stephen G. Austin, CPA	Director	November 25, 2009

/s/ Charles A. Mathews Charles A. Mathews	Director	November 25, 2009

/s/ David J. Mazzo, Ph.D. David J. Mazzo, Ph.D.	Director	November 25, 2009

/s/ Dennis G. Podlesak Dennis G. Podlesak	Director	November 25, 2009

/s/ Nicholas Simon Nicholas Simon	Director	November 25, 2009

/s/ Scott M. Whitcup, M.D. Scott M. Whitcup, M.D.	Director	November 25, 2009

Avanir Pharmaceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avanir Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
November 25, 2009

Avanir Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$31,486,012	$41,383,930
Inventories	114,098	17,000
Prepaid expenses	397,100	1,030,630
Other current assets	331,717	237,334
Current portion of restricted investments in marketable securities	200,775	388,122

Total current assets	32,529,702	43,057,016
Restricted investments in marketable securities, net of current portion	267,700	468,475
Property and equipment, net	310,677	806,909
Non-current inventories	710,531	1,316,277
Other assets	249,462	257,484

TOTAL ASSETS	$34,068,072	$45,906,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214,117	$451,846
Accrued expenses and other liabilities	1,001,599	1,881,401
Accrued compensation and payroll taxes	1,345,859	1,192,457
Current portion of deferred revenues	2,282,560	2,333,932
Current portion of notes payable	—	25,744

Total current liabilities	5,844,135	5,885,380
Accrued expenses and other liabilities, net of current portion	652,395	868,517
Deferred revenues, net of current portion	7,629,807	10,152,100

Total liabilities	14,126,337	16,905,997

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2009 and 2008	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 83,084,182 and 78,213,986 shares issued and outstanding as of September 30, 2009 and 2008, respectively	8,308	7,821
Additional paid-in capital	297,923,915	284,986,815
Accumulated deficit	(277,990,488)	(255,994,472)

Total stockholders’ equity	19,941,735	29,000,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,068,072	$45,906,161

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008

REVENUES FROM PRODUCT SALES
Net revenues	$—	$129,820
Cost of revenues	73,135	21,714

Product gross (loss) margin	(73,135)	108,106

REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues from royalties and royalty rights	3,642,675	3,616,102
Revenues from license agreements	533,834	2,205,724
Revenues from government research grant services	—	1,006,922

Revenues from research services and other	4,176,509	6,828,748
Cost of research and development services	10,224	249,281
Cost of government research grant	—	940,130

Research services and other gross margin	4,166,285	5,639,337

Total gross margin	4,093,150	5,747,443

OPERATING EXPENSES
Research and development	15,867,049	14,110,743
General and administrative	10,150,766	10,599,158

Total operating expenses	26,017,815	24,709,901

Operating loss	(21,924,665)	(18,962,458)
OTHER INCOME (EXPENSES)
Interest income	204,190	1,283,302
Interest expense	(517)	(540,618)
Gain on early extinguishment of debt	—	967,547
Gain on sale of Xenerex antibodies	—	120,274
Other, net	(271,824)	1,222,481

Loss from continuing operations before provision for income taxes	(21,992,816)	(15,909,472)
Provision for income taxes	3,200	3,200

Loss from continuing operations	(21,996,016)	(15,912,672)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(231,848)
Loss from sale of discontinued operations	—	(1,351,219)

Loss from discontinued operations	—	(1,583,067)

Net loss	$(21,996,016)	$(17,495,739)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.28)	$(0.27)
Loss from discontinued operations	—	(0.03)

Net loss	$(0.28)	$(0.30)

Basic and diluted weighted average number of common shares outstanding	78,844,251	58,901,030

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss

BALANCE, SEPTEMBER 30, 2007	43,117,358	$4,312	$245,527,400	$(238,498,733)	$(2,745)	$7,030,234
Net loss	—	—	—	(17,495,739)	—	(17,495,739)	$(17,495,739)
Issuance of common stock in connection with:
Sale of stock, net of offering costs	35,007,246	3,500	37,835,342	—	—	37,838,842
Vesting of restricted stock units and awards	113,361	11	260	—	—	271
Common stock surrendered	(21,979)	(2)	(29,848)	—	—	(29,850)
Forfeiture of restricted awards	(2,000)	—	—	—	—	—
Share-based compensation expense	—	—	1,653,661	—	—	1,653,661
Reclassification adjustment for unrealized gains on investments in marketable securities	—	—	—	—	2,745	2,745	2,745

BALANCE, SEPTEMBER 30, 2008	78,213,986	7,821	284,986,815	(255,994,472)	—	29,000,164	$(17,492,994)

Net loss	—	—	—	(21,996,016)	—	(21,996,016)	$(21,996,016)
Issuance of common stock in connection with:
Sale of stock, net of offering costs	4,613,350	461	10,246,419	—	—	10,246,880
Vesting of restricted stock units	346,294	35	(35)	—	—	—
Common stock surrendered	(89,448)	(9)	(186,247)	—	—	(186,256)
Share-based compensation expense	—	—	2,876,963	—	—	2,876,963

BALANCE, SEPTEMBER 30, 2009	83,084,182	$8,308	$297,923,915	$(277,990,488)	$—	$19,941,735	$(21,996,016)

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(21,996,016)	$(17,495,739)
Loss from discontinued operations	—	1,583,067
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	260,780	445,980
Share-based compensation expense	2,876,963	1,639,756
Amortization of debt discount	—	232,776
Gain on extinguishment of debt	—	(967,547)
Gain on sale of Xenerex antibodies	—	(120,274)
Loss on impairment of assets	—	41,048
Loss on disposal of assets	266,212	26,852
Changes in operating assets and liabilities:
Receivables	—	72,000
Inventories	508,648	21,714
Prepaid expenses and other assets	547,169	1,220,915
Accounts payable	762,271	144,146
Accrued expenses and other liabilities	(1,095,924)	(471,342)
Accrued compensation and payroll taxes	153,402	780
Deferred revenues	(2,573,665)	(2,834,398)

Net cash used in operating activities of continuing operations	(20,290,160)	(16,460,266)
Net cash used in operating activities of discontinued operations	—	(217,943)

Net cash used in operating activities	(20,290,160)	(16,678,209)

INVESTING ACTIVITIES:
Investments in securities	—	(527)
Proceeds from sales and maturities of investments in securities	388,122	2,300,111
Purchase of property and equipment	(33,010)	(134,374)
Proceeds from sale of Xenerex antibodies	—	210,000
Proceeds from disposal of assets	2,250	5,000

Net cash provided by investing activities	357,362	2,380,210
Net cash used in investing activities of discontinued operations	—	(1,351,219)

Net cash provided by investing activities	357,362	1,028,991

FINANCING ACTIVITIES:
Proceeds from issuances of common stock and warrants, net of commissions and offering costs	10,246,880	37,838,842
Tax withholding payments reimbursed by surrender of restricted stock	(186,256)	(29,579)
Payments on notes and capital lease obligations	(25,744)	(11,264,077)

Net cash provided by financing activities	10,034,880	26,545,186

Net (decrease) increase in cash and cash equivalents	(9,897,918)	10,895,968
Cash and cash equivalents at beginning of year	41,383,930	30,487,962

Cash and cash equivalents at end of year	$31,486,012	$41,383,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$517	$447,508
Income taxes paid	$6,427	$51,108
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock surrendered	$186,256	$29,850

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Avanir Pharmaceuticals, Inc. and subsidiaries (“AVANIR” or the “Company”) is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product candidate, Zenviatm (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to the Company’s focus on products for the central nervous system, the Company also has a number of partnered programs in other therapeutic areas which may generate future income. The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by their marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, the Company licensed all monoclonal antibodies and remains eligible to receive milestone payments and royalties related to the sale of these assets. Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future will depend on license arrangements, the timing and success of reaching development milestones, and obtaining regulatory approvals and ultimately market acceptance of Zenvia for the treatment of PBA, assuming the FDA approves the Company’s new drug application. The Company’s operating expenses depend substantially on the level of expenditures for clinical development activities for Zenvia for the treatment of PBA and the rate of progress being made on such programs.

2.	Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Avanir Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation, as discussed below. The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2009 and 2008 may be referred to as fiscal 2009 and fiscal 2008, respectively.

The Company has evaluated subsequent events through November 25, 2009, the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

On August 3, 2007, the Company sold its rights to the FazaClo® product and the related assets and operations. The sale was made pursuant to an agreement entered into with Azur Pharma, Inc. (“Azur”) in July 2007. In connection with the sale, the Company transferred certain assets and liabilities related to FazaClo to Azur. The accompanying consolidated financial statements of Avanir include adjustments to reflect the classification of the Company’s FazaClo business as discontinued operations. See Note 3 for information on discontinued operations.

On March 27, 2009, the Company effected a change of domicile from California to Delaware. In the change of domicile, Avanir Pharmaceuticals, a California corporation (“Avanir California”), merged with and into Avanir Pharmaceuticals, Inc., a Delaware corporation (“Avanir Delaware”) and a wholly-owned subsidiary of Avanir California. As a result of the merger, Avanir Delaware succeeded to the assets and liabilities of Avanir California. In the merger, each share of Avanir California Class A common stock, no par value, was converted into one share of Avanir Delaware common stock, $0.0001 par value, and all options, warrants and purchase rights issued by Avanir California and outstanding at the time of the merger were assumed by Avanir Delaware. Due to the change in the par value of the Company’s common stock, the Company attributed $7,824 to stockholders’ equity for common stock as

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 31, 2009, which amount is equal to the aggregate par value of the shares of common stock issued and outstanding on that date, and reclassified the balance of $285,814,402 as additional paid-in capital as of that date. No change was made to stockholders’ equity for preferred stock as no shares were outstanding as of March 31, 2009. Prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on total stockholders’ equity.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management include, among others, valuation of inventories and investments, recoverability of long-lived assets, recognition of deferred revenue, share-based compensation expense, determination of expenses in outsourced contracts and realization of deferred tax assets.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition.

Restricted investments in marketable securities

Restricted investments consist of certificates of deposit and represent amounts pledged to the Company’s bank as collateral for letters of credit issued in connection with certain of the Company’s lease agreements. These investments are classified as held-to-maturity and are stated at the lower of cost or market. The restricted amounts that apply to the terms of the leases, which expire in January 2013, were $468,475 and $856,597 for the years ended September 30, 2009 and 2008, respectively.

Concentrations

As of September 30, 2009, $31.1 million of the Company’s cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $379,000 of the Company’s cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits, and at September 30, 2009, such uninsured deposits totaled $31.1 million. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing.

The Company performs ongoing credit evaluations of customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually has required no collateral.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. The Company evaluates the carrying value of inventories on a regular basis, based on the price expected to be obtained for products in their respective markets compared with historical cost. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also regularly evaluates its inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales or use in production compared to quantities on hand and the remaining shelf life of goods on hand. The Company establishes reserves for excess and obsolete inventory as required based on its analyses.

Property and equipment

Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset. Computer equipment and related software are depreciated over three to five years. Office equipment, furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the remaining lease term. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

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

As a result of our impairment review conducted in fiscal 2008, the Company determined that approximately $41,000 of intangible assets were not recoverable. Accordingly, the Company recorded an impairment loss of approximately $41,000. This impairment loss was included in amortization expense in fiscal 2008. Based on its recent analysis, the Company’s management believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2009.

Deferred rent

The Company accounts for rent expense related to operating leases (excluding leases related to exit activities) by accumulating total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of September 30, 2009 and 2008 was approximately $20,000 and $49,000, respectively, and is included in accrued expenses and other liabilities.

Fair value of financial instruments

At September 30, 2009 and 2008, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, notes payable and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses and other liabilities, notes payable and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short- and long-term restricted investments in marketable securities are carried at fair value based on quoted market prices. The fair value of the Company’s notes payable at September 30, 2008 were estimated based on quoted market prices or

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing models using current market rates. At September 30, 2008, the fair value of the Company’s notes payable and capital lease obligations approximate their carrying value.

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

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate future returns, when it can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired, whichever occurs first.

Product Sales — Active Pharmaceutical Ingredient Docosanol (“API Docosanol”).  Revenue from sales of the Company’s API Docosanol is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells the API Docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than five times a year. The Company’s contracts for sales of the API Docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.

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

A delivered element can be separated from other elements when it meets all of the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. If an element can be separated the Company allocates amounts based upon the relative fair values of each element. The

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.

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

Research Services Arrangements.  Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed-upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred. These arrangements are often multiple element arrangements.

Royalty Arrangements.  The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing. These arrangements are often multiple element arrangements.

Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline, the Company recognizes royalty revenue in the period in which the threshold is exceeded. For royalty revenue generated from the license agreement with Azur Pharma, the Company recognizes revenue when it has confirmed that the threshold has been exceeded.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recognition of expenses in outsourced contracts

Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expense as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of the Company’s contracts extend across multiple reporting periods, including the Company’s largest contract, representing a $7.1 million Phase III clinical trial contract that was entered into in the first quarter of fiscal 2008. A 3% variance in the Company’s estimate of the work completed in the largest contract could increase or decrease quarterly operating expenses by approximately $213,000.

Research and development expenses

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and outsource contracts. Research and development expenses are charged to operations as they are incurred. Up-front payments to collaborators made in exchange for the avoidance of potential future milestone and royalty payments on licensed technology are also charged to research and development expense when the drug is still in the development stage, has not been approved by the FDA for commercialization and currently has no alternative uses.

The Company assesses its obligations to make milestone payments that may become due under licensed or acquired technology to determine whether the payments should be expensed or capitalized. The Company charges milestone payments to research and development expense when:

•	The technology is in the early stage of development and has no alternative uses;

•	There is substantial uncertainty regarding the future success of the technology or product;

•	There will be difficulty in completing the remaining development; and

•	There is substantial cost to complete the work.

Acquired contractual rights.  Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. The Company considers the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.

Share-Based Compensation

The Company grants options, restricted stock units and restricted stock awards to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. In the fourth quarter of fiscal 2009, the Company reviewed the estimated forfeiture rate considering recent actual data which resulted in a reduction to the estimated forfeiture rate from 30.0% to 12.6%. Additionally, the Company reduced the estimated forfeiture rate on certain restricted stock unit awards from 30.0% to zero percent, as the Company expects all these awards to vest. These changes in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $935,000 and an increase to basic and diluted loss per share of $0.01 for fiscal 2009.

Total compensation expense related to all of the Company’s share-based awards for fiscal 2009 and 2008 was comprised of the following:

	Fiscal 2009	Fiscal 2008

From Continuing Operations:
General and administrative expense	$2,213,242	$1,149,018
Research and development expense	663,721	490,738

Share-based compensation expense related to continuing operations	2,876,963	1,639,756
From discontinued operations:	—	13,905

Share-based compensation expense	$2,876,963	$1,653,661

	Fiscal 2009	Fiscal 2008

Share-based compensation expense from:
Stock options	$919,478	$666,129
Restricted stock units	1,957,485	848,535
Restricted stock awards	—	138,997

Total	$2,876,963	$1,653,661

Since the Company has a net operating loss carry-forward as of September 30, 2009 and 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in fiscal 2009 and 2008 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring expense

We record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to a liability are measured using the credit-adjusted risk-free rate applied in the initial period. In fiscal 2009, we recorded costs and liabilities for exit and disposal activities related to a relocation plan that was implemented in 2006. Refer to Note 8, “Accrued Expenses and Other Liabilities” for further information.

Advertising expenses

Advertising costs are expensed as incurred, and these costs are included in both research and development expenses and general and administrative expenses. Advertising costs were approximately $336,000 and $304,000 for fiscal 2009 and 2008, respectively.

Income taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Under Accounting Standards Codification 740-10-50 (“ASC 740-10-50”), Accounting for Uncertain Tax Positions, formerly Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), the Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company adopted the authoritative guidance, ASC 740-10-50, on accounting for uncertain tax positions as of October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3.0 million. The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at September 30, 2009 is $3.3 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at September 30, 2009 and 2008.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1992 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive loss.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. In the loss periods, the shares of common stock issuable upon exercise of stock options and warrants are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive. There were no restricted shares with right of repurchase excluded from the computation of net loss per share in fiscal 2009 and 2008.

For fiscal 2009 and 2008, the following options and warrants to purchase shares of common stock, restricted stock awards and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Fiscal 2009	Fiscal 2008

Stock options	2,185,938	624,027
Performance stock options	2,031,218	2,048,200
Stock warrants	12,240,437	12,509,742
Restricted stock units(1)	2,505,434	2,432,416

(1)	Includes 692,448 and 173,374 shares of restricted stock in fiscal 2009 and 2008, respectively, awarded to directors that have vested but are still restricted until the directors resign.

Recent authoritative guidance

Multiple-Deliverable Revenue Arrangements.  In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

Subsequent Events.  In May 2009, the FASB issued authoritative guidance regarding subsequent events, which establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This guidance also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of this guidance in the third quarter ended June 30, 2009 did not have a material impact on its results of operations, consolidated financial position and cash flows.

Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.  In April 2009, the FASB issued authoritative guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly. This guidance was effective for the Company for the quarterly period beginning April 1, 2009. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FASB provided guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This guidance

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies to all fair value measurements when appropriate. The Company’s adoption of this guidance did not have a material impact on its results of operations, consolidated financial position and cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments.  In April 2009, the FASB issued authoritative guidance regarding the recognition and presentation of other-than-temporary impairments, which was effective for the Company for the quarterly period beginning April 1, 2009. The new guidance amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company’s adoption of this guidance did not have a material impact on its results of operations, consolidated financial position and cash flows.

Interim Disclosures about Fair Value of Financial Instruments.  In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments, which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value and was effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of this guidance in the third quarter ended June 30, 2009 did not have a material impact on its results of operations, consolidated financial position and cash flows.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.  In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance is effective for fiscal years beginning after December 15, 2008. Therefore, the Company will adopt this guidance in the fiscal year beginning October 1, 2009. The Company does not expect the adoption of this guidance to have a material impact on its results of operations, consolidated financial position and cash flows.

Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements, which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. This guidance is effective for fiscal years beginning on or after December 15, 2008. Therefore, the Company will adopt this guidance in the fiscal year beginning October 1, 2009. The Company does not expect the adoption of this guidance to have a material impact on its results of operations, consolidated financial position and cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued authoritative guidance that provided companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting period. The Company adopted this guidance on October 1, 2008. The adoption of this guidance did not have a material impact on its results of operations, consolidated financial position and cash flows.

Fair Value Measurements.  In September 2006, the FASB issued authoritative guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of this guidance effective October 1, 2008 (see Note 4, Fair Value of Financial Instruments). The Company is currently evaluating the effect that the adoption of the deferred provisions will have on its consolidated financial position and results of operations.

3.	Sale of FazaClo

In August 2007, the Company sold FazaClo, which was acquired in conjunction with the acquisition of Alamo Pharmaceuticals, Inc. (“Alamo”) in May 2006, and its related assets and operations to Azur. In connection with the sale, the Company received approximately $43.9 million in upfront consideration. In addition, the Company could receive up to $2 million in royalties, based on 3% of annualized net product revenues in excess of $17 million. During fiscal 2009 and 2008, the Company recorded royalty revenues of approximately $395,000 and $71,000, respectively, for FazaClo royalties. The Company’s earn-out obligations that would have been payable to the prior owner of Alamo upon the achievement of certain milestones were assumed by Azur; however, the Company is contingently liable in the event of default. The Company transferred all FazaClo related business operations to Azur in August 2007.

The financial results relating to FazaClo have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

A summarized statement of operations for the discontinued operations for fiscal 2008 are as follows:

Fiscal 2008

OPERATING AND OTHER EXPENSES
General and administrative expenses	$231,848
Loss on sale of FazaClo	1,351,219

NET LOSS	$1,583,067

No loss or income from discontinued operations was recorded in fiscal 2009.

The Asset Purchase Agreement (the “Agreement”) with Azur provided for an adjustment to the sale price of FazaClo in connection with the final determination of the amount of net working capital (as defined in the Agreement) included as part of the sale (“Net Working Capital Adjustment”). The Agreement also stipulated that an adjustment to net working capital shall only exist if the final Net Working Capital Adjustment is greater than $250,000. As of September 30, 2007, based on the knowledge and information that the Company had at the time, it estimated that the Net Working Capital Adjustment was less than the $250,000 threshold. However, in January 2008, the Company received claims from Azur that the Net Working Capital Adjustment should reduce the sale price of FazaClo by approximately $2.0 million. The Company disputed the amount of Net Working Capital Adjustment claimed by Azur. However, based upon new information and its own analysis, for the quarter ended December 31, 2007, the Company accrued a liability of $868,000 and recognized a charge in its statement of operations as a result of the potential Net Working Capital Adjustment. On August 1, 2008, the independent arbitrator engaged by the Company and Azur determined the Net Working Capital Adjustment to be $1,351,000. As a result, the Company recorded a loss on sale of FazaClo of approximately $1,351,000, which was paid by the Company in the fourth quarter of fiscal 2008, in its statement of operations for the fiscal year ended September 30, 2008. The Net Working Capital Adjustment was considered a change in estimate and represents new information that was not available as of September 30, 2007.

In addition to the loss of $1,351,000 due to the Net Working Capital Adjustment, the Company recognized other costs related to the operations of the FazaClo business of approximately $232,000 during the fiscal year ended September 30, 2008. The Company initially estimated these costs were assumed by Azur.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value of Financial Instruments

As of October 1, 2008, the Company measures the fair value of certain of its financial assets on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1-Quoted prices in active markets for identical assets and liabilities.

•	Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities, quoted prices in the markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2009, the Company’s cash equivalents of approximately $31.1 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 as defined by the fair value hierarchy.

5.	Restricted Investments in Marketable Securities

Restricted investments in marketable securities at September 30, 2009 and 2008 consist of certificates of deposits, which are classified as held-to-maturity. At September 30, 2009 and 2008, the fair value of these investments approximated their cost basis. At September 30, 2009, restricted investments in marketable securities totaling $200,775 and $267,700 are recorded as current and non-current assets, respectively, in the consolidated balance sheet. Of these investments, $200,775 will mature in 2010 and $267,700 will mature throughout 2011 and 2013. Restricted investments of $388,122 matured in fiscal 2009. At September 30, 2008, restricted investments in marketable securities totaling $388,122 and $468,475 were recorded as current and non-current assets, respectively, in the consolidated balance sheet.

6.	Inventories

Inventories are comprised of the active pharmaceutical ingredient (“API”) docosanol and the active pharmaceutical ingredients of Zenvia, dextromethorphan (“DM”) and quinidine (“Q”).

The composition of inventories as of September 30, 2009 and 2008 is as follows:

	September 30,	September 30,
	2009	2008

Raw materials	$824,629	$1,333,277
Less: current portion	(114,098)	(17,000)

Non-current portion	$710,531	$1,316,277

In fiscal 2009 the Company recorded a writedown of inventory of approximately $456,000 of which is primarily comprised of $383,000 which was established for DM and Q supplies that are scheduled to expire in fiscal 2011 and an additional inventory reserve of approximately $69,000 was recorded for Docosanol inventory.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the activity in inventory reserves for the last two fiscal years:

	Balance at		Balance at
	September 30,	Additional	September 30,
	2008	Reserves	2009

Reserve for excess and obsolete inventory
Reserve for docosanol API	$50,000	$68,760	$118,760
Reserve for DM and Q API	—	383,000	383,000

Total	$50,000	$451,760	$501,760

	Balance at		Balance at
	September 30,	Additional	September 30,
	2007	Reserves	2008

Reserve for excess and obsolete inventory
Reserve for docosanol API	$50,000	$—	$50,000
Reserve for DM and Q API	—	—	—

Total	$50,000	$—	$50,000

7.	Property and Equipment

Property and equipment as of September 30, 2009 and 2008 consist of the following:

	As of September 30, 2009			As of September 30, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Depreciation	Net	Value	Depreciation	Net

Computer equipment and related software	$1,330,223	$(1,211,096)	$119,127	$1,319,891	$(1,080,132)	$239,759
Leasehold improvements	37,790	(18,916)	18,874	37,790	(11,362)	26,428
Office equipment furniture and fixtures	756,672	(583,996)	172,676	763,260	(484,257)	279,003
Manufacturing equipment	—	—	—	261,719	—	261,719

Total property and equipment	$2,124,685	$(1,814,008)	$310,677	$2,382,660	$(1,575,751)	$806,909

Depreciation and amortization expense associated with property and equipment was approximately $261,000 and $415,000 for fiscal 2009 and 2008, respectively. In fiscal 2009, manufacturing equipment of approximately $262,000 was disposed as it was determined the equipment was not likely to be used in the packaging process of Zenvia. The loss on disposal is included in other, net on the accompanying consolidated statements of operations.

In fiscal 2008, the Company retired approximately $850,000 of research and development equipment with a net book value of approximately $120,000 resulting in a decrease to accumulated depreciation of approximately $730,000. The related loss on disposal is included in other, net on the accompanying consolidated statements of operations.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2009 and 2008 are as follows:

	September 30,	September 30,
	2009	2008

Accrued research and development expenses	$372,494	$1,404,556
Accrued general and administrative expenses	270,401	160,759
Deferred rent	19,516	48,638
Lease restructuring liability(1)	991,583	1,135,965

Total accrued expenses and other liabilities	1,653,994	2,749,918
Less: current portion	(1,001,599)	(1,881,401)

Accrued expenses and other liabilities, non-current portion	$652,395	$868,517

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease. In September 2009, the Company recognized a loss of approximately $172,000 related to a lease restructuring liability resulting from a sublease entered into in April 2009 for office buildings subleased in San Diego, California. The lease restructuring loss is included in rent expense in fiscal 2009.

The following table presents the restructuring activities in fiscal 2009:

	Balance at		Balance at
	September 30,	Payments/	September 30,
	2008	Reductions	2009

Accrued Restructuring
Lease restructuring liability	$1,135,965	$(144,382)	$991,583

Total	1,135,965	$(144,382)	991,583

Less current portion	(316,086)		(358,704)

Total	$819,879		$632,879

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Revenues/Sale of Licenses

The following table sets forth as of September 30, 2009 and 2008 the net deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and other agreements.

	Drug Royalty
	USA Agreement	Other Agreements	Total

Net deferred revenues as of October 1, 2008	$12,202,198	$283,834	$12,486,032
Changes during the period:
Recognized as revenues during period	(2,289,831)	(283,834)	(2,573,665)

Net deferred revenues as of September 30, 2009	$9,912,367	$—	$9,912,367

Classified and reported as:
Current portion of deferred revenues	$2,282,560	$—	$2,282,560
Deferred revenues, net of current portion	7,629,807	—	7,629,807

Total deferred revenues	$9,912,367	$—	$9,912,367

	Drug Royalty
	USA Agreement	Other Agreements	Total

Net deferred revenues as of October 1, 2007	$14,738,509	$581,921	$15,320,430
Changes during the period:
Additions	—	250,000	250,000
Recognized as revenues during period	(2,536,311)	(548,087)	(3,084,398)

Net deferred revenues as of September 30, 2008	$12,202,198	$283,834	$12,486,032

Classified and reported as:
Current portion of deferred revenues	$2,106,740	$227,192	$2,333,932
Deferred revenues, net of current portion	10,095,458	56,642	10,152,100

Total deferred revenues	$12,202,198	$283,834	$12,486,032

Drug Royalty Agreement — In December 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GlaxoSmithKline for $24.1 million (the “Drug Royalty Agreement” and the “GlaxoSmithKline License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GlaxoSmithKline on sales of Abreva until December 2013. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. In fiscal 2009 and 2008, the Company recognized royalties in the amount of approximately $951,000 and $934,000, respectively, which is included in the consolidated statements of operations as revenues from royalties and royalty rights.

Revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. The Company classified the proceeds received from Drug Royalty USA as deferred revenue, to be recognized as revenue over the life of the license agreement because of the Company’s continuing involvement over the term of the Drug Royalty Agreement. Such continuing involvement includes overseeing the performance of GlaxoSmithKline and its compliance with the covenants in the GlaxoSmithKline License Agreement, monitoring patent infringement, adverse claims or litigation involving Abreva, and undertaking to find a new license partner in the event that GlaxoSmithKline terminates the agreement. The Drug Royalty Agreement contains both covenants

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and events of default that require such performance on the Company’s part. Therefore, nonperformance on the Company’s part could result in default of the arrangement, and could give rise to additional rights in favor of Drug Royalty USA under a separate security agreement with Drug Royalty USA, which could result in loss of the Company’s rights to share in future Abreva royalties if wholesale sales by GlaxoSmithKline exceed $62 million a year. Because of the Company’s continuing involvement, the Company recorded the net proceeds of the transaction as deferred revenue, to be recognized as revenue over the life of the license agreement. Based on a review of the Company’s continuing involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.

Kobayashi Docosanol License Agreement — In January 2006, the Company signed an exclusive license agreement with Kobayashi Pharmaceutical Co., Ltd. (“Kobayashi”), a Japanese corporation, to allow Kobayashi to market in Japan medical products that are curative of episodic outbreaks of herpes simplex or herpes labialis and that contain a therapeutic concentration of the Company’s docosanol 10% cream.

In April 2009, the license agreement with Kobayashi was terminated and no termination fees were incurred. In the third quarter of fiscal 2009, the Company recognized approximately $170,000 in revenue which was previously deferred relating to the approximately $860,000 data transfer fee received in March 2006 upon initiation of the agreement.

During fiscal 2009 and 2008, the Company recognized total revenues of approximately $284,000 and $228,000, respectively, related to the Kobayashi agreement.

HBI Docosanol License Agreement — In July 2006, the Company entered into an exclusive license agreement with Healthcare Brands International (“HBI”), pursuant to which the Company granted to HBI the exclusive rights to develop and commercialize docosanol 10% in the following countries: Austria, Belgium, Czech Republic, Estonia, France, Germany, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Russia, Slovakia, Slovenia, Spain, Ukraine and United Kingdom.

Pursuant to the HBI License Agreement, in fiscal 2008, the Company received £750,000 (or approximately U.S. $1.5 million based on the exchange rate as of September 30, 2008) for each of the first two regulatory approvals for marketing in countries of the Licensed Territory. If there is any subsequent divestiture or sublicense of docosanol by HBI (including through a sale of HBI), or any initial public offering of HBI’s securities, the Company will receive an additional payment related to the future value of docosanol under the Agreement. No revenue was received from this agreement in fiscal 2009.

HBI will bear all expenses related to the regulatory approval and commercialization of docosanol within the Licensed Territory. HBI also has certain financing obligations, pursuant to which it will be obligated to raise a minimum amount of working capital within certain time periods following execution of the HBI License Agreement.

Emergent Biosolutions License Agreement — In March 2008, the Company entered into an Asset Purchase and License Agreement with Emergent Biosolutions (the “Emergent Agreement”) for the sale of the Company’s anthrax antibodies and license to use its proprietary Xenerex Technology platform. Under the terms of the definitive agreement, the Company received upfront payments totaling $500,000, of which $250,000 was deferred and recognized in the fourth quarter of fiscal 2008 upon delivery of all materials to Emergent. The Company has the potential to receive up to $1.25 million in milestone payments, as well as royalties on annual net sales if the product is commercialized. Milestone payments of $250,000 and $500,000 are included in the consolidated statements of operations as revenues from license agreements in fiscal 2009 and 2008, respectively.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Operating lease commitments.  The Company leases 11,319 square feet of office space in Aliso Viejo, California. The lease has scheduled rent increases each year and expires in 2011. As of September 30, 2009, the financial commitment for the remainder of the term of the lease is approximately $700,000.

The Company leases approximately 30,370 square feet of office and lab space in San Diego, California. The lease has scheduled rent increases each year and expires in 2013. All 30,370 square feet of office and lab space is subleased through January 14, 2013. The sublease has scheduled rent increases each year. As of September 30, 2009, the financial commitment for the remainder of the term of the lease is approximately $3.9 million (excluding the benefit of approximately $3.1 million of payments to be received from the subleases). The Company delivered an irrevocable standby letter of credit to the lessor in the amount of approximately $468,000, to secure the Company’s performance under the lease (see Note 5).

Rent expense, excluding common area charges and other costs, was approximately $1.5 million in fiscal 2009 and approximately $2.3 million in fiscal 2008. Sublease rent income totaled approximately $907,000 in fiscal 2009 and $888,000 in fiscal 2008. Future minimum rental payments under non-cancelable operating lease commitments as of September 30, 2009 are as follows:

		Less Payments to be
	Minimum	Received from
Year Ending September 30,	Payments	Subleases	Net Payments

2010	$1,530,249	$888,699	$641,550
2011	1,483,195	961,425	521,770
2012	1,222,548	997,422	225,126
2013	351,659	281,801	69,858

Total	$4,587,651	$3,129,347	$1,458,304

Legal contingencies.  In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of products. Any of these claims could subject us to costly litigation and, while the Company generally believes that the Company has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on consolidated operations or financial position.

In fiscal 2008, the Company received approximately $1.25 million in proceeds resulting from a settlement agreement with a former employee. The proceeds represented court awarded reimbursement of attorney’s fees incurred in connection with the Company’s defense. The proceeds were recorded as other income in the third fiscal quarter of 2008.

In addition, it is possible that the Company could incur termination fees and penalties if it elected to terminate contracts with certain vendors, including clinical research organizations.

Guarantees and Indemnities.  The Company indemnifies directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have Avanir pay for the costs associated with the defense and settlement of

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims, typically in circumstances where Avanir has failed to meet its contractual performance obligations in some fashion.

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 30, 2009 and 2008.

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

11.	Notes Payable

As of September 30, 2008, notes payable consisted of the following:

September 30, 2008

10.43% equipment loan due February 2009	$16,275
10.17% equipment loan due January 2009	9,469

Total	25,744
Less: current portion	(25,744)

Total long-term notes payable	$—

Senior Notes.  In connection with the Alamo Acquisition, the Company issued promissory notes (the “Notes”) totaling $29.1 million. In June 2008, the Company accelerated the repayment of the outstanding principal under the Notes. At the time of repayment, the Notes had an outstanding balance of $12.0 million, which was retired early in consideration for a single payment of $10.9 million in full satisfaction of the Notes. The Company recognized a gain on extinguishment of debt of $968,000 (net of unamortized origination discount of $140,000). The accelerated repayment of the Notes represented an estimated savings of approximately $1.2 million in principal and interest payments through the original maturity date, net of estimated lost earnings on cash balances that would have been held through the maturity date. Interest expense recorded in fiscal 2008 related primarily to the Notes.

Equipment Loans.  In September 2004, the Company entered into a finance agreement with GE Healthcare Financial Services (“GE Capital”) that provides for loans to purchase equipment, secured by the equipment purchased. The net book value of capital equipment financed and subject to lien at September 30, 2008 under the GE Capital finance agreement was approximately $26,000.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Preferred Stock

In March 2009, in connection with our change in domicile, our Board of Directors approved a stockholder rights plan (the “Plan”) that provides for the issuance of Series A junior participating preferred stock to each of our stockholders of record under certain circumstances. None of the Series A junior participating preferred stock was outstanding on September 30, 2009 and 2008. The Plan provided for a dividend distribution of one preferred share purchase right (the “Right”) on each outstanding share of our common stock, payable on shares outstanding as of March 20, 2009 (the “Record Date”). All shares of common stock issued by the Company after the Record Date have been issued with such Rights attached. Subject to limited exceptions, the Rights would become exercisable if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of our common stock (a “Trigger Event”).

If and when the Rights become exercisable, each Right will entitle shareholders, excluding the person or group causing the Trigger Event (an “Acquiring Person”), to buy a fraction of a share of our Series A junior participating preferred stock at a fixed price. In certain circumstances following a Trigger Event, each Right will entitle its owner, who is not an Acquiring Person, to purchase at the Right’s then current exercise price, a number of shares of common stock having a market value equal to twice the Right’s exercise price. Rights held by any Acquiring Person would become void and not be exercisable to purchase shares at the discounted purchase price.

Our Board of Directors may redeem the Rights at $0.0001 per Right at any time before a person has acquired 20% or more of the outstanding common stock. The Rights expire on March 20, 2019, subject to a periodic review of the Plan by a committee of independent directors.

Common stock

Fiscal 2009.  On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. As of September 30, 2009, 4,613,350 shares of common stock were issued under the Sales Agreement at an average price of $2.34 per share raising gross proceeds of $10.8 million ($10.2 million after offering expenses, including commissions).

During fiscal 2009, the Company issued 346,294 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers and three employees exercised their option to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 77,046 and 12,402 shares of common stock, respectively, at an average market price of $2.08 and $2.13 per share, respectively.

Fiscal 2008.  In April 2008, the Company closed a registered securities offering raising $40 million in gross proceeds ($38 million after offering expenses) from a select group of institutional investors led by ProQuest Investments and joined by Clarus Ventures, Vivo Ventures, and OrbiMed Advisors. In connection with the offering, approximately 35 million shares of common stock were issued at a price of $1.14 per share unit. Additionally, the Company issued warrants to acquire up to approximately 12.2 million common shares at $1.43 per share. The warrants have a 5-year exercise term, but can be called for redemption for a nominal price.

During fiscal 2008, the Company issued 113,361 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers exercised their option to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 16,996 shares of common stock at an average market price of $1.42 per share.

Also during fiscal 2008, 2,000 shares of common stock, previously issued as a restricted stock award, were surrendered upon the termination of an employee and 4,983 shares of restricted stock with an average market price

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1.13 per share were surrendered to pay for the minimum required withholding taxes associated with the vesting of restricted stock awards. In addition, the Company issued 20,500 shares of common stock for restricted stock awards which vested in fiscal 2008.

During January 2008, the Company sold and issued a total of 34,568 shares of its Class A common stock for aggregate gross offering proceeds of $44,200 ($42,700 after offering expenses, including underwriting discounts and commissions). In April 2008, the Company notified Brinson Patrick Securities Corporation that it had terminated the outstanding financing facility with the Corporation.

A summary of common stock transactions for fiscal 2009 and 2008 is shown in the table below:

Common Stock Issued and Warrants and		Common Stock	Gross Amount	Average Price
Stock Options Exercised	Date	Shares	Received(1)	per Share(2)

Fiscal year ended September 30, 2009:
Registered offering of common stock	Aug-09	4,613,350	$10,787,907	$2.34
Restricted stock units	Various	346,294	—	$—

Total		4,959,644	$10,787,907

Fiscal year ended September 30, 2008:
Registered offering of common stock	Apr-08	34,972,678	$40,000,000	$1.14
Private placement of common stock	Jan-08	34,568	44,200	$1.28
Restricted stock awards and restricted stock units	Various	113,361	—	$—

Total		35,120,607	$40,044,200

(1)	Amount received represents the amount before the cost of financing and after underwriter’s discount, if any.

(2)	Average price per share has been rounded to two decimal places.

Warrants

In April 2008, in connection with the Company’s registered securities offering, warrants were issued to acquire up to approximately 12,240,437 million shares of common stock at $1.43 per share. The warrants have a 5-year exercise term, but can be called for redemption for a nominal price. As of September 30, 2009, all these warrants are exercisable and remained outstanding.

In July 2003, warrants were issued to acquire up to approximately 269,305 shares of common stock at $8.92 per share. The warrants had a 5-year exercise term. No warrants were exercised prior to their expiration.

The following table summarizes all warrant activity for fiscal 2009 and 2008:

	Shares of	Weighted
	Common Stock	Average
	Purchasable Upon	Exercise Price	Range of
	Exercise of Warrants	per Share	Exercise Prices

Outstanding October 1, 2008	12,509,742	$1.59	$1.43-$8.92
Expired	(269,305)	$8.92	$8.92

Outstanding September 30, 2009	12,240,437	$1.43	$1.43

Employee Equity Incentive Plans

The Company currently has five equity incentive plans (the “Plans”): the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below. The 1998 Plan and the 1994 Plan are expired and the Company no longer grants share-based awards from these plans. All of the Plans were approved by the stockholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.

During fiscal 2009 and 2008, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to employees and consultants. Under the Plans, as of September 30, 2009, the Company had an aggregate of 11,821,730 shares of common stock reserved for issuance. Of those shares, 6,722,591 were subject to outstanding options and other awards and 5,099,140 shares were available for future grants of share-based awards. The Company also issued share-based awards outside of the Plans. As of September 30, 2009, there were no options to purchase shares of common stock that were issued outside of the Plans (inducement option grants). None of the share-based awards is classified as a liability as of September 30, 2009.

2005 Equity Incentive Plan.  On March 17, 2005, the Company’s stockholders approved the adoption of the 2005 Plan that initially provided for the issuance of up to 500,000 shares of common stock, plus an annual increase beginning in fiscal 2006 equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, (b) 325,000 shares of common stock, or (c) such lesser number of shares of common stock as the board of directors shall determine. Pursuant to the provisions of annual increases, the number of authorized shares of common stock for issuance under the 2005 Plan increased by 273,417 shares effective November 16, 2005, 317,084 shares effective November 30, 2006, 325,000 shares effective December 4, 2007, and an additional 325,000 shares effective November 6, 2008 to a total of 1,740,501 shares. In February 2006, the Company’s stockholders eliminated the limitation on the number of shares of common stock that may be issued as restricted stock under the 2005 Plan. The 2005 Plan allows us to grant options, restricted stock awards and stock appreciation rights to directors, officers, employees and consultants. As of September 30, 2009, 440,632 shares of common stock remained available for issuance under the 2005 Plan.

2003 Equity Incentive Plan.  On March 13, 2003, the board of directors approved the adoption of the 2003 Plan that provides for the issuance of up to 625,000 shares of common stock, plus an annual increase beginning January 2004 equal to the lesser of (a) 5% of the number of shares of common stock outstanding on the immediately preceding December 31, or (b) a number of shares of common stock set by the board of directors. Pursuant to the provisions of annual increases, the number of authorized shares of common stock for issuance under the 2003 Plan increased by 1,528,474 shares effective November 30, 2005, 1,857,928 shares effective August 3, 2007, 2,158,220 shares effective February 21, 2008, and an additional 3,911,352 shares effective February 19, 2009 to a total of 10,080,974 shares. Of the additional 3,911,352 shares effective February 19, 2009, the board of directors provided that no more than 2,346,811 shares would be available to grant in calendar 2009. The 2003 Plan allows us to grant options, restricted stock awards and stock appreciation rights to directors, officers, employees and consultants. As of September 30, 2009, 4,110,271 shares of common stock remained available for issuance under the 2003 Plan.

2000 Stock Option Plan.  On March 23, 2000, the Company’s stockholders approved the adoption of the 2000 Plan, pursuant to which an aggregate of 575,000 shares of common stock have been reserved for issuance. On March 14, 2002, the Company’s stockholders approved an amendment to the 2000 Plan to increase the number of shares of common stock issuable under the Plan by 250,000 shares, for an aggregate of 825,000 shares. On March 13, 2003, the Company amended the 2000 Plan to allow for the issuance of restricted stock awards. As of September 30, 2009, 548,237 shares of common stock were available for grant under the 2000 Plan.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

c. 6.25% vest upon obtainment of a performance target and the remaining option shares vest and become exercisable quarterly in equal installments thereafter over 3.75 years; or

d. Options fully vest and become exercisable at the date of grant.

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). Summaries of stock options outstanding and changes during fiscal 2009 and 2008 are presented below.

	Shares of		Weighted Average
	Common Stock	Weighted Average	Remaining	Aggregate
	Purchasable Upon	Exercise Price per	Contractual Term	Intrinsic
	Exercise of Options	Share	(in Years)	Value

Outstanding October 1, 2008	624,027	$6.61
Granted	1,613,110	$0.53
Forfeited	(49,039)	$4.74
Expired	(2,160)	$5.22

Outstanding September 30, 2009	2,185,938	$2.17	8.5	$2,606,644

Vested and expected to vest in the future,
September 30, 2009	1,890,512	$2.40	8.5	$2,179,945

Exercisable, September 30, 2009	302,501	$10.73	5.8	$11,645

The weighted average grant-date fair values of options granted during fiscal 2009 and 2008 were $0.40 and $0.58 per share, respectively. There were no stock options exercised in fiscal 2009 or 2008. As of September 30, 2009, the total unrecognized compensation cost related to options was approximately $831,000, which is expected to be recognized over a weighted-average period of 2.9 years, based on the vesting schedules.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted is based on analyses of

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Assumptions used in the Black-Scholes model for options granted during fiscal 2009 and 2008 were as follows:

	2009	2008

Expected volatility	100.8% — 101.3%	95.8%
Weighted-average volatility	100.8%	95.8%
Average expected term in years	5.0	5.0
Risk-free interest rate (zero coupon U.S. Treasury Note)	1.6% — 2.3%	2.9%
Expected dividend yield	0%	0%

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 0.47-$ 0.53	1,428,010	9.2	$0.53	—	$—
$ 0.54-$ 2.41	448,741	8.3	$1.29	13,000	$1.18
$ 4.60-$ 9.92	87,250	6.1	$6.66	72,251	$6.69
$10.24-$13.60	180,687	5.5	$11.93	180,687	$11.93
$15.84-$19.38	41,250	5.9	$16.16	36,563	$16.20

	2,185,938	8.5	$2.17	302,501	$10.73

Performance Stock Options.  During fiscal 2008, the Company granted stock options to purchase 2,048,000 shares of common stock from the 2003 Stock Option Plan at $0.88 per share, the current market price of the Company’s common stock on the date of grant. The performance stock options are not included in the above outstanding and exercisable stock options table. The contractual terms are ten years. The stock options have a performance goal related to the clinical development of Zenvia that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 115% of target. All performance goals were accomplished in fiscal 2009 and the actual number of shares awarded ranged from 100% to 107.5% of target. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. During fiscal 2009, the performance goals related to 2,031,218 performance options were met and vesting began.

The fair value of each performance option was estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of performance options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for performance options granted in fiscal 2008 were as follows:

2008

Expected volatility	95.4% — 98.9%
Weighted-average volatility	97.8%
Average expected term in years	5.4 — 6.0
Risk-free interest rate (zero coupon U.S. Treasury Note)	3.4% — 3.5%
Expected dividend yield	0%

The following table summarizes information concerning outstanding and exercisable performance stock options as of September 30, 2009:

	Shares of		Weighted Average
	Common Stock	Weighted Average	Remaining	Aggregate
	Purchasable Upon	Exercise Price per	Contractual Term	Intrinsic
	Exercise of Options	Share	(In Years)	Value

Outstanding October 1, 2008	2,048,200	$0.88
Forfeited	(16,982)	$0.88

Outstanding September 30, 2009	2,031,218	$0.88	8.8	$2,437,462

Vested and expected to vest in the future, September 30, 2009	1,699,398	$0.88	8.8	$2,039,277

Exercisable, September 30, 2009	236,300	$0.88	8.8	$283,560

The weighted average grant-date fair value of performance stock options granted during fiscal 2008 was $0.70. The total unrecognized compensation cost related to performance stock options was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 3.5 years at September 30, 2009, based on the vesting schedules.

Restricted stock units.  RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for fiscal 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Unvested, October 1, 2008	2,259,042	$1.85
Granted	420,000	$0.44
Vested	(865,356)	$1.22
Forfeited	(700)	$2.06

Unvested, September 30, 2009	1,812,986	$1.83

The weighted average grant-date fair value of RSUs granted during fiscal 2009 and 2008 was $0.44 and $1.48 per unit, respectively. The fair value of RSUs vested during fiscal 2009 and 2008 was approximately $1.1 million and $763,000, respectively. As of September 30, 2009, the total unrecognized compensation cost related to unvested stock units was approximately $1.1 million, which is expected to be recognized over a weighted-average period of 1.0 year, based on the vesting schedules and assuming no forfeitures.

At September 30, 2009, there were 692,448 shares of restricted stock with a weighted-average grant date fair value of $1.85 per share awarded to directors that have vested but are still restricted until the directors resign. In fiscal 2009, 519,062 shares of restricted stock vested but remain restricted.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the Company’s compensation committee approved a modification to the vesting schedule of RSUs originally granted on March 21, 2007 (“Modified Awards”). The Modified Awards originally were to vest 50% upon the earlier of the completion of a Company milestone or March 21, 2010, and the remaining 50% on March 21, 2010. The awards’ vesting was modified to vest equally over four specified dates through August 31, 2010. The Modified Awards are for an aggregate of 1,200,708 RSUs held by eight grantees, including officers and employees. The modification did not change the probability of vesting and did not result in any incremental share-based compensation. At the date of modification, no RSUs were vested and the remaining unamortized share-based compensation expense will be amortized over the remaining vesting periods of the Modified Awards.

Restricted stock awards.  Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards typically vest on the second or third anniversary of the grant date or on a graded vesting schedule over three years of employment. The fair value of restricted stock awards vested in fiscal 2008 was approximately $253,000. There were no unvested restricted stock awards at September 30, 2008 and no activity during fiscal 2009.

13.	Research, License, Supply and other Agreements

Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does the Company have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, the Company paid $75,000 to CNS under the CNS license agreement, and will need to pay a $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses Zenvia to a third party. Under the Company’s agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $2.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted NDA and a similar amount for each approved NDA. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues. From inception through September 20, 2009, no milestone payments have been made under this agreement.

HBI Docosanol License Agreement — In July 2006, the Company entered into an exclusive license agreement with Healthcare Brands International, pursuant to which the Company granted to HBI the exclusive rights to develop and commercialize docosanol 10% in the following countries: Austria, Belgium, Czech Republic, Estonia, France, Germany, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Russia, Slovakia, Slovenia, Spain, Ukraine and the United Kingdom. The HBI License Agreement automatically expires on a country-by-country basis upon the later to occur of (a) the 15th anniversary of the first commercial sale in each respective country in the Licensed Territory or (b) the date the last claim of any patent licensed under the HBI License Agreement expires or is invalidated that covers sales of licensed products in each such country in the Licensed Territory. In fiscal 2008, the Company received payments of approximately $1.5 million due to HBI’s attainment of European regulatory approvals and clearances to sell docosanol in two countries.

Kobayashi Docosanol License Agreement — In January 2006, the Company signed an exclusive license agreement with Kobayashi Pharmaceutical Co., Ltd. (“Kobayashi”), a Japanese corporation, to allow Kobayashi to

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market in Japan medical products that are curative of episodic outbreaks of herpes simplex or herpes labialis and that contain a therapeutic concentration of the Company’s docosanol 10% cream.

In April 2009, the license agreement with Kobayashi was terminated and no termination fees were incurred. In the third quarter of fiscal 2009, the Company recognized approximately $170,000 in revenue which was previously deferred relating to the $860,000 data transfer fee received in March 2006 upon initiation of the agreement.

During fiscal 2009 and 2008, the Company recognized total revenues of approximately $284,000 and $228,000, respectively, related to the Kobayashi agreement.

GlaxoSmithKline Subsidiary, SB Pharmco Puerto Rico, Inc. (“GlaxoSmithKline”).  On March 31, 2000, the Company signed an exclusive license agreement with GlaxoSmithKline for rights to manufacture and sell Abreva (docosanol 10% cream) as an over-the-counter product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, GlaxoSmithKline Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in the U.S. and Canada. The terms of the license agreement provide for us to earn royalties on product sales. In October 2000 and August 2005, GlaxoSmithKline launched Abreva in the United States and Canada, respectively. All milestones under the agreement were earned and paid prior to fiscal 2003. During fiscal 2003, the Company sold an undivided interest in the GlaxoSmithKline license agreement to Drug Royalty with a term until the later of December 13, 2013 or until the expiration of the patent for Abreva. (See Note 9, “Deferred Revenues/Sale of Licenses.”)

P.N. Gerolymatos SA. (“Gerolymatos”).  In May 2004, the Company signed an exclusive agreement with Gerolymatos giving them the rights to manufacture and sell docosanol 10% cream as a treatment for cold sores in Greece, Cyprus, Turkey and Romania. Under the terms of the agreement, Gerolymatos will be responsible for all sales and marketing activities, as well as manufacturing and distribution of the product. The terms of the agreement provide for us to receive a license fee, royalties on product sales and milestones related to product approvals in Greece, Cyprus, Turkey and Romania. This agreement will continue until the latest of the 12th anniversary of the first commercial sale in each of those respective countries, or the date that the patent expires, or the last date of the expiration of any period of data exclusivity in those countries. Gerolymatos is also responsible for regulatory submissions to obtain marketing approval of the product in the licensed territories. In 2009, the Company recognized royalty revenue from product sales of approximately $6,000. No revenues were recognized from this agreement in fiscal 2008.

ACO HUD.  In September 2004, the Company signed an exclusive agreement with ACO HUD giving them the rights to manufacture and sell docosanol 10% cream as a treatment for cold sores in Sweden, Norway, Denmark and Finland. Stockholm-based ACO HUD is the Scandinavian market leader in sales of cosmetic and medicinal skincare products. ACO HUD launched the product in fiscal 2005. Under the terms of the agreement, ACO HUD will be responsible for all sales and marketing activities, as well as manufacturing and distribution of the product. The terms of the agreement provide for us to receive a license fee, royalties on product sales and milestones related to product approvals in Norway, Denmark and Finland. This agreement will continue until either: 15 years from the anniversary of the first commercial sale in each of those respective countries, or, until the date that the patent expires, or, the last date of the expiration of any period of data exclusivity in those countries, whichever occurs last. ACO HUD is also responsible for regulatory submissions to obtain marketing approval of the product in the licensed territories. Royalties in the amount of approximately $9,000 were recorded in fiscal 2008. No revenue was recognized pursuant to this agreement in fiscal 2009.

In November 2009, the license agreement between ACO HUD and the Company was terminated. The Company retains the right to license docosanol in Sweden, Norway, Denmark and Finland, and to other interested parties.

Emergent Biosolutions.  In March 2008, the Company entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use the Company’s proprietary Xenerex Technology platform which was used to generate fully human antibodies to

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

target antigens. A gain of approximately $120,000 was recorded on the accompanying consolidated statements of operations as a result of this sale. Under the terms of the Agreement, the Company completed the remaining work under an NIH/NIAID grant (“NIH grant”) and transferred all materials to Emergent. Under the terms of the agreement, the Company is eligible to receive milestone payments and royalties on any product sales generated from this program. The Company earned $250,000 and $500,000 in milestone payments in fiscal years 2009 and 2008, respectively.

Non-anthrax related antibodies.  In September 2008, the Company entered into an Asset Purchase Agreement with a San Diego based biotechnology company for the sale of non-anthrax related antibodies as well as the remaining equipment and supplies associated with the Xenerex Technology platform. In connection with this sale, in fiscal 2008 the Company received an upfront payment of $210,000 and is eligible to receive future royalties on potential product sales, if any. No licensing revenue was recorded in fiscal 2009 associated with this agreement.

Government research grants.  Through June 2008, the Company was engaged in various research programs funded by government research grants. The government research grants were used for conducting research on various docosanol-based formulations for a potential genital herpes product and development of antibodies to anthrax toxins. There was no remaining balance under the research grants as of September 30, 2008. In fiscal 2008 the Company recorded government research grant revenue of approximately $1.0 million.

14.	Income Taxes

Components of the income tax provision are as follows for the fiscal years ended September 30, 2009 and 2008:

	2009	2008

Current:
State and foreign	$3,200	$3,200

Deferred:
Federal	(5,948,313)	(5,147,297)
State and foreign	(1,026,174)	(1,115,570)

	(6,974,487)	(6,262,867)

Increase in deferred income tax asset valuation allowance	6,974,487	6,262,867

Total income tax provision	$3,200	$3,200

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax balance were as follows:

	September 30,
	2009	2008

Net operating loss carryforwards	$90,497,829	$83,265,183
Deferred revenue	3,920,337	4,943,699
Research credit carryforwards	11,295,872	10,964,507
Capitalized research and development costs	986,955	1,263,921
Capitalized license fees and patents	3,075,544	3,411,306
Share-based compensation and options	3,449,222	2,584,645
Foreign tax credits	595,912	595,912
Other	750,675	622,961

Deferred income tax assets	114,572,346	107,652,134

Deferred tax liabilities:
Other	(459)	(54,734)

Deferred tax liabilities	(459)	(54,734)

Less valuation allowance for net deferred income tax assets	(114,571,887)	(107,597,400)

Net deferred tax assets / (liabilities)	$—	$—

The Company has provided a full valuation allowance against the net deferred income tax assets recorded as of September 30, 2009 and 2008 as the Company concluded that they are unlikely to be realized. As of September 30, 2009 the Company had federal and state net operating loss carryforwards of $240,000,000 and $163,000,000, respectively. As of September 30, 2009 the Company had federal and California research and development credits of $7,400,000 and $6,000,000, respectively. The net operating loss and research credit carryforwards will expire on various dates through 2028, unless previously utilized. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss and credit carryforwards that the Company may use in any year.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the fiscal years ended September 30:

	2009	2008

Federal statutory rate	(34)%	(34)%
Increase in deferred income tax asset valuation allowance	32	36
State income taxes, net of federal effect	(6)	(6)
Research and development credits	(1)	(4)
Expired net operating loss and other credits	8	7
Other	1	1

Effective income tax rate	0%	0%

15.	Employee Savings Plan

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 50% of their

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

salary, subject to annual limits. The Company is not required to make matching contributions under the plan. However, the Company voluntarily contributed approximately $39,000 in fiscal 2009 and $47,000 in fiscal 2008 to the plan.

16.	Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for fiscal 2009 and 2008 are attributed to the United States. All long-lived assets at September 30, 2009 and 2008 are located in the United States.

Approximately 78% and 50% of the Company’s total revenues in fiscal 2009 and 2008, respectively, are derived from a license agreement with GlaxoSmithKline and the sale of rights to royalties under that agreement. Royalties from Azur totaled approximately 9% of total revenue in fiscal 2009 compared to 1% in fiscal 2008. Approximately 21% of the Company’s total revenues in fiscal 2008 and are derived from a license agreement with HBI and the sale of rights to royalties under that agreement. Revenues derived from the Company’s government grant accounted for 14% of total revenues in fiscal 2008.

17.	Subsequent Event

From October 1, 2009 through November 25, 2009, approximately 85,600 shares of common stock were sold under the financing facility with Cantor Fitzgerald and 56 shares were issued pursuant to the vesting of restricted stock units.

* * * * *