Form 10-Q
period 2009-12-31
AVANIR PHARMACEUTICALS, INC.
filed 2010-02-02
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of January 31, 2010, the registrant had 83,383,455 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,116,320	$31,486,012
Inventories	114,098	114,098
Prepaid expenses	678,349	397,100
Other current assets	934,938	331,717
Current portion of restricted investments in marketable securities	66,925	200,775

Total current assets	26,910,630	32,529,702
Restricted investments in marketable securities, net of current portion	401,550	267,700
Property and equipment, net	290,082	310,677
Non-current inventories	710,531	710,531
Other assets	256,933	249,462

TOTAL ASSETS	$28,569,726	$34,068,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$919,369	$1,214,117
Accrued expenses and other liabilities	1,238,908	1,001,599
Accrued compensation and payroll taxes	530,422	1,345,859
Current portion of deferred revenues	2,392,893	2,282,560

Total current liabilities	5,081,592	5,844,135
Accrued expenses and other liabilities, net of current portion	571,232	652,395
Deferred revenues, net of current portion	6,920,867	7,629,807

Total liabilities	12,573,691	14,126,337

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2009 (unaudited) and September 30, 2009	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 83,178,113 and 83,084,182 shares issued and outstanding as of December 31, 2009 (unaudited) and September 30, 2009, respectively	8,318	8,308
Additional paid-in capital	298,801,162	297,923,915
Accumulated deficit	(282,813,445)	(277,990,488)

Total stockholders’ equity	15,996,035	19,941,735

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,569,726	$34,068,072

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2009	2008
REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenue from royalties and royalty rights	$1,484,934	$1,696,796
Revenues from license agreements	—	57,265

Revenues from research services and other	1,484,934	1,754,061
Cost of research and development services	—	8,051

Research services and other gross profit	1,484,934	1,746,010

OPERATING EXPENSES
Research and development	3,446,890	4,724,914
General and administrative	2,866,478	2,314,312

Total operating expenses	6,313,368	7,039,226

Loss from operations	(4,828,434)	(5,293,216)

OTHER INCOME (EXPENSES)
Interest income	5,804	135,696
Interest expense	—	(480)
Other, net	(327)	(17,516)

Loss before provision for income taxes	(4,822,957)	(5,175,516)

Provision for income taxes	—	3,200

Net loss	$(4,822,957)	$(5,178,716)

Basic and diluted net loss per share	$(0.06)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	83,159,376	78,225,041

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,822,957)	$(5,178,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,181	81,177
Share-based compensation expense	699,072	386,134
Loss on disposal of assets	—	4,792
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(891,941)	(618,992)
Accounts payable	(294,748)	1,611,758
Accrued expenses and other liabilities	156,146	(474,199)
Accrued compensation and payroll taxes	(815,437)	(778,065)
Deferred revenues	(598,607)	(754,969)

Net cash used in operating activities	(6,516,291)	(5,721,080)

INVESTING ACTIVITIES:
Purchase of property and equipment	(31,586)	(19,171)
Proceeds from disposal of assets	—	1,950

Net cash used in investing activities	(31,586)	(17,221)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions	183,044	—
Tax withholding payments reimbursed by restricted stock payments on debt	(4,859)	—
Payments on notes and capital lease obligations	—	(21,622)

Net cash provided by (used in) financing activities	178,185	(21,622)

Net decrease in cash and cash equivalents	(6,369,692)	(5,759,923)
Cash and cash equivalents at beginning of period	31,486,012	41,383,930

Cash and cash equivalents at the end of the period	$25,116,320	$35,624,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$480
Income taxes paid	$3,200	$4,313
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These condensed consolidated financial statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to the Company’s focus on products for the central nervous system, the Company also has partnered programs in other therapeutic areas which may generate future income. The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by its marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, the Company out-licensed its monoclonal antibody program and remains eligible to receive milestone payments and royalties related to the sale of these assets. Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.
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
Significant Accounting Policies
     The following represents an update for the three months ended December 31, 2009 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Concentrations
     As of December 31, 2009, $24.5 million of the Company’s cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $572,000 of the Company’s cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner through January 1, 2014. At December 31, 2009, such uninsured deposits totaled $24.8 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing.
     The Company performs ongoing credit evaluations of its customers’ financial condition and would limit the amount of credit extended if necessary; however the Company has usually required no collateral.
Fair value of financial instruments
     At December 31, 2009 and September 30, 2009, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are carried at fair value based on quoted market prices.
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
Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”). Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells the docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. The Company’s contracts for sales of the docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.
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
Recognition of Expenses in Outsourced Contracts
     Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of the Company’s contracts, including subsequent amendments, extend across multiple reporting periods.
Share-Based Compensation
     The Company grants options, restricted stock units and restricted stock awards to purchase its common stock to its employees, directors and consultants under its stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on its common stock in the foreseeable future, the Company estimated the dividend yield to be 0%.
     Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for periods in fiscal 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical experience.
     Total compensation expense related to all of the Company’s share-based awards for the three month periods ended December 31, 2009 and 2008 was comprised of the following:

	For the three months ended
	December 31,
	2009	2008
Share-based compensation classified as:
General and administrative expense	$516,912	$305,999
Research and development expense	182,160	80,135

Total	$699,072	$386,134

	For the three months ended
	December 31,
	2009	2008
Share-based compensation expense from:
Stock options	$238,950	$178,789
Restricted stock units	460,122	207,345

Total	$699,072	$386,134

     Since the Company has a net operating loss carryforward as of December 31, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended December 31, 2009 and 2008 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by (used in) financing activities. (See Note 10, “Employee Equity Incentive Plans.”)
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
     The Company recognizes any uncertain income tax positions on the income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
     The total amount of unrecognized tax benefits as of the date of adoption was $3.0 million. At December 31, 2009, the total unrecognized tax benefit resulting in a decrease in deferred tax assets, and corresponding decrease in the valuation allowance is $3.3 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at December 31, 2009 and September 30, 2009.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1992 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

     The Company does not foresee material changes to its gross uncertain income tax liability within the next twelve months.
Recent Authoritative Guidance
     Multiple-Deliverable Revenue Arrangements. In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.
     Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The Company adopted this guidance effective October 1, 2009. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations and cash flows.
     Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements, which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. This guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance effective October 1, 2009. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations and cash flows.
     Fair Value Measurements. In September 2006, the FASB issued authoritative guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of this guidance effective October 1, 2008 and the delayed provisions of this guidance effective October 1, 2009. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations and cash flows.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company measures the fair value of certain of its financial assets on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1-Quoted prices in active markets for identical assets and liabilities.

•	Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities, quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     As of December 31, 2009, the Company’s cash equivalents of approximately $24.5 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy.
4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES
     Restricted investments in marketable securities at December 31, 2009 and September 30, 2009 consist of certificates of deposits, which are classified as held-to-maturity. At December 31, 2009 and September 30, 2009, the fair value of these investments approximated their cost basis. At December 31, 2009, restricted investments in marketable securities totaling $66,925 and $401,550 are recorded as current and non-current assets, respectively, in the condensed consolidated balance sheet. Of these investments, $66,925 will mature in 2010 and $401,550 will mature throughout 2011 and 2013. At September 30, 2009, restricted investments in marketable securities totaling $200,775 and $267,700 were recorded as current and non-current assets, respectively, in the consolidated balance sheet.
5. INVENTORIES
     Inventories relate to the active pharmaceutical ingredient docosanol and the active pharmaceutical ingredients of Zenvia, dextromethorphan and quinidine.
     The composition of inventories is as follows:

	December 31,	September 30,
	2009	2009

Raw materials	$824,629	$824,629
Less: current portion	(114,098)	(114,098)

Non-current portion	$710,531	$710,531

     The amount classified as non-current inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	December 31,	September 30,
	2009	2009

Accrued research and development expenses	$270,866	$372,494
Accrued general and administrative expenses	650,598	270,401
Deferred rent	18,410	19,516
Lease restructuring liability (1)	870,266	991,583

Total accrued expenses and other liabilities	1,810,140	1,653,994
Less: current portion	(1,238,908)	(1,001,599)

Accrued expenses and other liabilities, non-current portion	$571,232	$652,395

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
          The following table presents the restructuring activities in fiscal 2010:

	Balance at September 30,	Payments/	Balance at December 31,
	2009	Reductions	2009

Accrued Restructuring
Total lease restructuring liability	$991,583	$(121,317)	$870,266
Less current portion	(358,704)		(317,444)

Non-current portion	$632,879		$552,822

7. DEFERRED REVENUES
     The following table sets forth as of December 31, 2009 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Total
Net deferred revenues as of October 1, 2009	$9,912,367
Changes during the period:
Recognized as revenues during period	(598,607)

Net deferred revenues as of December 31, 2009	$9,313,760

Classified and reported as:
Current portion of deferred revenues	$2,392,893
Deferred revenues, net of current portion	6,920,867

Total deferred revenues	$9,313,760

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
     For the three-month periods ended December 31, 2009 and 2008, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2009	2008
Stock options	5,834,106	4,065,627
Stock warrants	12,240,437	12,509,742
Restricted stock units (1)	2,714,433	2,419,362

(1)	Includes 848,023 and 198,714 shares of restricted stock at December 31, 2009 and 2008, respectively, awarded to directors that have vested but are still restricted until the directors resign.
9. STOCKHOLDERS’ EQUITY
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the three month period ended December 31, 2009, the Company issued 85,600 shares of common stock under the Sales Agreement raising gross proceeds of approximately $189,000 ($183,000 after commissions). As of December 31, 2009, a total of 4,698,950 shares of common stock have been issued under the Sales Agreement at an average price of $2.34 per share raising gross proceeds of approximately $11.0 million ($10.4 million after offering expenses, including commissions).
     During the three-month period ended December 31, 2009, the Company issued 11,001 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers elected to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 2,670 shares of common stock at a market price of $1.82 per share.
     As of December 31, 2009, warrants to purchase 12,240,437 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable.
10. EMPLOYEE EQUITY INCENTIVE PLANS
     The Company currently has five equity incentive plans under which awards are outstanding (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. All of the Plans were approved by the stockholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units/RSUs or purchase of restricted stock.
     During the three-month periods ended December 31, 2009 and 2008, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Under the Plans, as of December 31, 2009, the Company had an aggregate of 11,487,492 shares of its common stock reserved for future issuance. Of those shares, 8,548,539 were subject to outstanding options and other awards and 3,038,953 shares were available for future grants of share-based awards. As of December 31, 2009, 120,000 restricted stock units were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of December 31, 2009, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of December 31, 2009.
     Stock Options. Stock options are granted with an exercise price equal to the current market price of the Company’s common stock at the grant date and have 10-year contractual terms. For option grants to employees in general, 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; for option grants to non-employee directors, one-third of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining two-thirds of the option shares vest and become exercisable daily or quarterly in equal installments thereafter over two years; and for certain option grants to non-employee directors, options have been granted as fully vested and exercisable at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). During fiscal 2008, the Company granted performance stock options to purchase 2,048,000 shares of common stock from the 2003 Equity Incentive Plan at a grant price of $0.88 per share. The grant price represents the market price of the Company’s common stock on the date of grant. During fiscal 2009, 2,031,218 shares of performance stock options granted in fiscal 2008 were met and vesting began. The performance stock options are included in the equity compensation tables below.

     Summaries of stock options outstanding and changes during the three-month period ended December 31, 2009 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2009	4,217,156	$1.55
Granted	1,616,950	$1.75

Outstanding December 31, 2009	5,834,106	$1.60	8.8	$4,613,924

Vested and expected to vest in the future,
December 31, 2009	4,875,857	$1.69	8.8	$3,907,984

Exercisable, December 31, 2009	1,029,845	$3.71	7.8	$869,412

     The weighted average grant-date fair value of options granted during the three-month periods ended December 31, 2009 and 2008 was $1.40 and $0.40 per share, respectively. There were no options exercised in the three month periods ended December 31, 2009 and 2008. As of December 31, 2009, the total unrecognized compensation cost related to unvested options was approximately $3,905,000 which is expected to be recognized over the weighted-average period of 3.2 years, based on the vesting schedules.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes model, which uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
     Assumptions used in the Black-Scholes model for options granted during the three-month period ended December 31, 2009 were as follows:

Expected volatility	105%
Expected term in years	5.6
Risk-fee interest rate (zero coupon U.S. Treasury Note)	2.5%
Expected dividend yield	0%
     The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.79	1,605,010	9.0	$0.53	357,253	$0.53
$0.88	2,031,218	8.6	$0.88	363,248	$0.88
$1.20-$1.74	1,722,910	9.7	$1.70	13,750	$1.20
$2.08-$9.92	253,031	7.4	$3.82	76,000	$6.68
$10.24-$19.38	221,937	5.3	$12.72	219,594	$12.68

	5,834,106	8.8	$1.60	1,029,845	$3.71

     Restricted stock units — service-based (“RSU”). RSUs granted to employees generally vest based on three years of continuous service. RSUs granted to non-employee directors generally either vest over one year from the grant date or vest one-third of the options shares on the first anniversary of the grant date and the remaining two-thirds of the option shares vest in equal monthly installments thereafter or the option shares vest in equal monthly installments over one year. The following table summarizes the RSU activities for the three-months ended December 31, 2009:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2009	1,812,986	$1.83
Granted	240,000	$2.08
Vested	(166,576)	$0.87
Forfeited	(20,000)	$2.08

Unvested, December 31, 2009	1,866,410	$1.93

     The grant-date fair value of RSUs granted during the three month period ended December 31, 2009 was $499,200. As of December 31, 2009, the total unrecognized compensation cost related to unvested shares was approximately $1,223,000 which is expected to be recognized over a weighted-average period of 0.8 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the three-month periods ended December 31, 2009 and 2008. No tax benefit was realized for the tax deductions from option exercise of the share-base payment arrangements in the three month periods ended December 31, 2009 and 2008.
     At December 31, 2009, there were 848,023 shares of restricted stock with a weighted-average grant date fair value of $1.65 per share awarded to directors that have vested but are still restricted until the directors resign.
     During the three-month period ended December 31, 2009, the Company awarded 120,000 shares of restricted stock units to a non-employee. The grant date fair value of this award was $2.08 per share and it is exercisable at a purchase price of $0.0001 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and it is re-measured at each balance sheet date until vested. There were no restricted stock units granted during the three-month period ended December 31, 2008.
     In November 2009, the Company’s compensation committee approved a modification to the vesting schedule of RSUs originally granted on December 4, 2007 (“Modified Awards”). The Modified Awards originally were to vest 50% upon the earlier of the completion of a Company milestone or December 4, 2010, and the remaining 50% on December 4, 2010. The awards’ vesting was modified to vest equally over two specified dates, March 15, 2010 and December 4, 2010. The Modified Awards are for an aggregate of 480,785 RSUs held by eight employees, including officers. The modification did not change the probability of vesting and did not result in any incremental share-based compensation. At the date of modification, no RSUs were vested and the remaining unamortized share-based compensation expense will be amortized over the remaining vesting periods of the Modified Awards.
     Restricted stock units — performance-based (“Performance RSU”). During the three-month period ended December 31, 2009, the Company awarded a Performance RSU to an employee to purchase up to 120,000 shares of the Company’s common stock. The grant date fair value of this award was $2.08 per share and it is exercisable at a price of $0.0001 per share. The RSU has a performance goal that determines when vesting begins and the actual number of shares to be awarded up to 120,000 shares. For every quarter that the performance goal is not achieved, 20,000 RSU shares are forfeited. For the three months ended December 31, 2009, 20,000 performance RSU shares were forfeited. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. At December 31, 2009, the performance goal has not been achieved. As of December 31, 2009, the total unrecognized compensation cost related to the unvested performance RSU was approximately $202,000, which is expected to be recognized over the weighted-average period of 4.0 years, based on the vesting schedules and Company estimates regarding the likelihood of meeting the performance criterion.
11. COMMITMENTS AND CONTINGENCIES
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
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of December 31, 2009.
12. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three-month periods ended December 31, 2009 and 2008 are attributed to the United States. All long-lived assets at December 31, 2009 and September 30, 2009 are located in the United States.

     For the three-month periods ended December 31, 2009 and 2008, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 100% and 97% of total net revenues, respectively.
13. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.
     From January 1, 2010 through January 31, 2010, approximately 205,342 shares of common stock were issued pursuant to the vesting of restricted stock units.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Part II, Item 1A, “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month period ended December 31, 2009 is also referred to as the first quarter of fiscal 2010.
EXECUTIVE OVERVIEW
     We are a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas which may generate future income for us. Our first commercialized product, docosanol 10% cream; (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare), is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, we out-licensed our monoclonal antibody program and we remain eligible to receive milestone payments and royalties related to the sale of these assets.
Zenvia for the treatment of PBA
     Zenvia has successfully completed three Phase III clinical trials in the treatment of patients with PBA, also known as emotional lability, and has successfully completed a Phase III trial for the treatment of patients with DPN pain.
     In August 2009, we reported top line safety and efficacy data from the STAR trial. The STAR trial (Safety, Tolerability and Efficacy Results of AVP-923 in PBA) is a confirmatory Phase III trial of Zenvia in patients with PBA, which was a confirmatory Phase III trial of Zenvia in patients with PBA testing two doses (20/10 mg and 30/10 mg) that what had been previously tested. The study results demonstrated that both doses of Zenvia met the primary efficacy endpoint in the treatment of PBA and were generally safe and well tolerated. Both doses of Zenvia provided a statistically significant reduction in episode rates over the course of the study when compared to placebo

(p<0.0001). In an additional analysis of the primary endpoint, at week twelve (end of study), patients in the Zenvia 30/10 mg group reported a statistically significant mean reduction of 88% from baseline in PBA episode rates (p=0.01).
     In November 2009, we reported safety and efficacy and tolerability data from the 12-week open-label extension phase of the STAR trial. The study results demonstrated that patients maintained on Zenvia 30/10 mg demonstrated statistically significant incremental improvement in their CNS-LS scores over the additional 12-week treatment period of the open-label study (p<0.0001). In addition, patients who were titrated from Zenvia 20/10 mg to Zenvia 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores (p<0.0001) and patients originally on placebo who initiated Zenvia 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores as well.
     The STAR trial was conducted as a result of an approvable letter we received from the FDA for Zenvia in October 2006. The approvable letter raised certain safety and efficacy concerns that have required additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concerns, we agreed to re-formulate Zenvia at a lower dose and and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of this study was to demonstrate improved safety while maintaining significant efficacy at a lower quinidine exposure.
     In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process on the design of the STAR trial. We enrolled our first patient in the STAR trial in December 2007 and in March 2009, we completed enrollment with a total of 326 patients.
     In addition to conducting the STAR trial, we have conducted various pre-clinical and clinical safety studies to enhance our complete response to the 2006 approvable letter and to assist with planned label discussions with the FDA. We expect that the FDA’s approval decision for Zenvia will depend on the agency’s overall assessment of benefits versus potential risks. (See additional information included in this report in Part II, Item 1A, “Risk Factors.”)
     After completion of the STAR trial and pre-clinical and clinical safety studies, we engaged in constructive written communication with the FDA. Based on the feedback we received, we expect to proceed with filing the full response with existing Zenvia data as planned, early in second calendar quarter of 2010.
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
     In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the Zenvia STAR trail in PBA, including an endpoint measuring reduction of pain in patients with underlying multiple sclerosis (“MS”). Zenvia 30/10 mg demonstrated statistically significant relief of MS-related pain compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these data and the previous proof of concept pain data in MS patients with PBA, we are conducting a strategic assessment of the optimal clinical development path for Zenvia to obtain marketing approval for a pain indication.
Docosanol 10% Cream
     Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Canada, Denmark, Finland, Israel, Korea, Norway, Portugal, Spain, Poland, Greece and Sweden and is sold by our marketing partners in these territories. In 2000, we granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. GSK the exclusive rights to market docosanol 10% cream in North America. GSK markets the product under the name Abreva® in the United States and Canada. In fiscal 2003, we sold an undivided interest in our GSK license agreement for docosanol 10% cream to Drug Royalty USA, Inc. (“Drug Royalty USA”) for $24.1 million. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. We also retained the rights to develop and license docosanol 10% cream outside the U.S. and Canada for the treatment of cold sores and other potential indications. We currently have several other collaborations for docosanol around the world. Two of these collaborations currently generate royalty revenue and the others may generate future royalty revenue for us depending on clinical and regulatory success outside of the United States.
     Under the terms of our docosanol license agreements, our partners are generally responsible for all regulatory approvals, sales and marketing activities, and manufacturing and distribution of the product in the licensed territories. The terms of the license agreements typically provide for us to receive a data transfer fee, potential milestone payments and royalties on product sales. We purchase the active pharmaceutical ingredient docosanol, from a large supplier in Western Europe and sell the material to our licensees for commercialization. We currently store our docosanol in the United States. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of amounts recognized for inventories, income taxes, contingencies, and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are also reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions are made. Actual results may differ significantly from our estimates.
     A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009 in the “Critical Accounting Policies and Estimates” section, as updated and amended in Note 2 of the Notes to our Condensed Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
Revenues and Cost of Revenues

	Three months ended
	December 31,
	2009	2008	$ Change	% Change
REVENUES AND COST OF RESEARCH SERVICES AND OTHER
Revenues:
Revenue from royalties and royalty rights	$1,484,934	$1,696,796	$(211,862)	-12%
Revenues from license agreements	—	57,265	(57,265)	-100%

Revenues from research services and other	1,484,934	1,754,061	(269,127)	-15%

Costs:
Cost of research and development services	—	8,051	(8,051)	-100%

Research services and other gross profit	$1,484,934	$1,746,010	$(261,076)	-15%

Revenues
     Revenues from research services and other were $1.5 million for the period ended December 31, 2009 compared to approximately $1.8 million for the period ended December 31, 2008. The decrease in revenues of approximately $269,000, or 15%, is attributed to an approximately $212,000 decrease in revenue related to both deferred revenue and annual royalty revenue from our license agreement with GSK as well as revenue of approximately $57,000 related to the license agreement with Kobayashi Pharmaceutical Co. Ltd. which was terminated in fiscal 2009.
     Potential revenue-generating contracts that remained active as of December 31, 2009 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent

Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     There were no cost of research services and grants for the first quarter of fiscal 2010 compared with approximately $8,000 or 0.5% of revenues from research services and other for the first quarter of fiscal 2009.
Operating Expenses

	Three months ended
	December 31,
	2009	2008	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,446,890	$4,724,914	$(1,278,024)	-27%
General and administrative	2,866,478	2,314,312	552,166	24%

Total operating expenses	$6,313,368	$7,039,226	$(725,858)	-10%

Research and Development Expenses
     Research and development expenses decreased by approximately $1.3 million from approximately $4.7 million in the first quarter of fiscal 2009 to approximately $3.4 million for the first quarter of fiscal 2010. The decrease is primarily due to the STAR trial which was completed in the fourth quarter of fiscal 2009. We expect these expenses to continue to decrease in fiscal 2010 after submission to the FDA of the full response to the Zenvia approvable letter which is anticipated to take place in the second calendar quarter of 2010.
General and Administrative Expenses
     General and administrative expenses increased by approximately $550,000 from approximately $2.3 million for the first quarter of fiscal 2009 compared to approximately $2.8 million for the first quarter of fiscal 2010. The increase is primarily attributed to costs associated with preparation for commercial readiness as well as higher share-based compensation costs.
Share-Based Compensation
     Total share-based compensation expense in the three month periods ended December 31, 2009 and 2008 was approximately $699,000 and $386,000, respectively. General and administrative expense in the three-month periods ended December 31, 2009 and 2008 include share-based compensation expense of approximately $517,000 and $306,000, respectively. Research and development expense in the three-month periods ended December 31, 2009 and 2008 include share-based compensation expense of approximately $182,000 and $80,000, respectively. As of December 31, 2009, approximately $5.3 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.1 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     For the three-month period ended December 31, 2009, interest income decreased to approximately $6,000, compared to approximately $136,000 for the same period in the prior year. The decrease is due to approximately a 27% decrease in the average balance of cash, cash equivalents and investments in securities for the quarter ended December 31, 2009, compared to the same period in the prior year. In addition, our investment accounts earned a lower yield in the first quarter of 2010 as compared to the same period in the prior year.

Net Loss
     Net loss was approximately $4.8 million or $0.06 per share in the three month period ended December 31, 2009 compared to a net loss of approximately $5.2 million, or $0.07 per share, for the three month period ended December 31, 2008.
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
     Cash, cash equivalents and restricted investments, as well as net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Three Months		Three Months
	Ended	Change	Ended
	December 31,	Between	December 31,
	2009	Periods	2008
Net cash used in operating activities	$(6,516,291)	$(795,211)	$(5,721,080)
Net cash used in investing activities	(31,586)	(14,365)	(17,221)
Net cash provided by (used in) financing activities	178,185	199,807	(21,622)

Net decrease in cash and cash equivalents	$(6,369,692)	$(609,769)	$(5,759,923)

     Operating activities. Net cash used in operating activities amounted to approximately $6.5 million in the first three months of fiscal 2010 compared to approximately $5.7 million used in the first three months of fiscal 2009. The increase is primarily due to the following: costs associated with conclusion of the confirmatory Phase III STAR trial for Zenvia, costs associated with the preparation for the full response to the approvable letter and commercial readiness expenses.
     Investing activities. Net cash used in investing activities was approximately $32,000 in the first three months of fiscal 2010, compared to approximately $17,000 used in the first three months of fiscal 2009. The increase in cash used in investing activities is primarily related to capital equipment purchases.
     Financing activities. Net cash provided by financing activities was approximately $178,000 in the first three months of fiscal 2010 compared to net cash used in financing activities of approximately $22,000 in the first three months of fiscal 2009. In the first quarter of fiscal 2010, we raised approximately $189,000 in gross proceeds (approximately $183,000 net of commissions) from our at-the-market offering facility.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of January 31, 2010, 4.7 million shares of common stock had been sold under this facility for total gross proceeds of approximately $11.0 million. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia.

     In September 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. No offerings have been made pursuant to this registration statement to date.
     As of December 31, 2009 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$4,206,767	$1,544,496	$2,616,249	$46,022	$—
Purchase obligations (2)	859,583	859,583	—	—	—

Total	$5,066,350	$2,404,079	$2,616,249	$46,022	$—

(1)	Operating leases obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at December 31, 2009 which approximates our contractual commitments for goods and services in the normal course of our business.
     Zenvia License Milestone Payments. We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”). We will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. We will pay a $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, we are obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense Zenvia to a third party. Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $2.1 million if we pursue the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently plan to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Management Outlook
     We believe that cash and cash equivalents and restricted investments of approximately $25.6 million at December 31, 2009 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our plans will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.
     For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see Part II, Item 1A,“Risk Factors.”

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
Interest rate sensitivity
     Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of December 31, 2009 as held-to-maturity. These held to maturity securities are subject to interest rate risk. Based on the average duration of our investments as of December 31, 2009 and 2008, an increase of one percentage point in the interest rates would have resulted in an annual increase in interest income of approximately $273,000 and $353,000, respectively.
     As of December 31, 2009, approximately $24.5 million of the Company’s cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $572,000 of the Company’s cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage limits up to $250,000 through January 1, 2014. At December 31, 2009, such uninsured deposits totaled approximately $24.8 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
     Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. However, we seek to mitigate this risk by placing our cash and cash equivalents in various money market mutual funds and at financial institutions of high credit standing.
     We perform ongoing credit evaluations of our customers’ financial condition and would limit the amount of credit extended if necessary; however, we have usually required no collateral.
Item 4T. CONTROLS AND PROCEDURES
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
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2009. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
     Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our recently completed confirmatory Phase III trial for Zenvia in patients with PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement with the FDA on the adequacy of the planned design, conduct and analysis of a clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon SPA and the FDA may have subsequent safety or efficacy concerns that override this agreement. As a result, even with positive data obtained under an SPA, we cannot be certain that the trial results will be found to be adequate to demonstrate a favorable risk/benefit profile required for product approval.
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
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling approximately $282.8 million as of December 31, 2009, and we expect to continue to incur substantial operating losses for the foreseeable future. As of December 31, 2009, we had approximately $25.6 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow from operations.
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
     In July 2009, we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12.5 million shares of our common stock from time to time into the open market at prevailing prices. As of January 31, 2010, we had sold a total of approximately 4.7 million shares under this facility. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia. If we actively sell shares under this facility, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price or cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.
     We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
     We have entered into agreements for the licensing out or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in major markets worldwide. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for Zenvia for PBA and/or other indications and we may choose to pursue a partnership or license involving Zenvia, if the terms are attractive. However, these transactions involve numerous risks, including:
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
     Once the three-year FDCA exclusivity period has passed and after the patents (including the patent restoration term, if any) that cover Zenvia expire, generic drug companies would be able to introduce competing versions of the drug. If we are unsuccessful in defending our patents against generic competition, our long-term revenues from Zenvia sales may be less than expected, we may have greater difficulty finding a development partner or licensee for Zenvia and the costs to defend the patents would be significant.

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
     The conduct of our business, including the testing, marketing and sale of pharmaceutical products, involves the risk of liability claims by consumers, stockholders, and other third parties. Although we maintain various types of insurance, including product liability and director and officer liability, claims can be high and our insurance may not sufficiently cover our actual liabilities. If liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products and the imposition of higher insurance requirements could impose additional costs on us. Additionally, we are potentially at risk if our insurance carriers become insolvent. Although we have historically obtained coverage through highly rated and capitalized firms, the ongoing financial crisis may affect our ability to obtain coverage under existing policies or purchase insurance under new policies at reasonable rates.
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
     Under our typical license arrangement we have no direct control over the development of drug candidates and have only limited, if any, input on the direction of development efforts. These development efforts are made by our licensing partner, and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs. We similarly rely on licensing partners to obtain regulatory approval for docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements. If we were to license Zenvia to a third party or a development partner, it is likely that much of the long-term success of that drug will similarly depend on the efforts of the licensee.
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

     If a substantial number of shares are sold into the market at any given time, particularly following any significant announcements or large swings in our stock price (whether sales are through the financing facility with Cantor Fitzgerald & Co. or from an existing stockholder), there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.
     Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to our product candidates, including Zenvia, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter to quarter. Our operating results and prospects may also vary depending on the status of our partnering arrangements.
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

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	February 2, 2010

Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance

Christine G. Ocampo	(Principal Financial and Accounting Officer)	February 2, 2010