Form 10-Q
period 2010-03-31
AVANIR PHARMACEUTICALS, INC.
filed 2010-05-03
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 29, 2010, the registrant had 84,936,410 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,304,807	$31,486,012
Inventories	114,098	114,098
Prepaid expenses	404,861	397,100
Other current assets	957,771	331,717
Current portion of restricted investments in marketable securities	—	200,775

Total current assets	21,781,537	32,529,702
Restricted investments in marketable securities, net of current portion	401,569	267,700
Property and equipment, net	259,870	310,677
Non-current inventories	710,531	710,531
Other assets	356,933	249,462

TOTAL ASSETS	$23,510,440	$34,068,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,858,325	$1,214,117
Accrued expenses and other liabilities	1,486,879	1,001,599
Accrued compensation and payroll taxes	804,526	1,345,859
Current portion of deferred revenues	2,399,849	2,282,560

Total current liabilities	6,549,579	5,844,135
Accrued expenses and other liabilities, net of current portion	494,019	652,395
Deferred revenues, net of current portion	6,436,341	7,629,807

Total liabilities	13,479,939	14,126,337

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2010 (unaudited) and September 30, 2009	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 83,636,178 and 83,084,182 shares issued and outstanding as of March 31, 2010 (unaudited) and September 30, 2009, respectively	8,363	8,308
Additional paid-in capital	299,276,045	297,923,915
Accumulated deficit	(289,253,907)	(277,990,488)

Total stockholders’ equity	10,030,501	19,941,735

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,510,440	$34,068,072

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues from royalties	$994,494	$755,655	$2,479,428	$2,452,451
Revenues from license agreements	—	56,020	—	113,285

Total revenues	994,494	811,675	2,479,428	2,565,736
Cost of revenues	—	1,695	—	9,746

Gross profit	994,494	809,980	2,479,428	2,555,990

OPERATING EXPENSES
Research and development	3,815,613	3,600,400	7,262,503	8,325,314
General and administrative	3,622,704	2,160,280	6,489,182	4,474,592

Total operating expenses	7,438,317	5,760,680	13,751,685	12,799,906

Loss from operations	(6,443,823)	(4,950,700)	(11,272,257)	(10,243,916)

OTHER INCOME (EXPENSES)
Interest income	2,357	45,150	8,161	180,846
Interest expense	—	(36)	—	(516)
Other, net	1,004	(4,385)	677	(21,901)

Loss before provision for income taxes	(6,440,462)	(4,909,971)	(11,263,419)	(10,085,487)

Provision for income taxes	—	—	—	3,200

Net loss	$(6,440,462)	$(4,909,971)	$(11,263,419)	$(10,088,687)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.14)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	83,419,640	78,226,972	83,288,078	78,215,281

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(11,263,419)	$(10,088,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,397	144,625
Share-based compensation expense	1,363,837	828,238
Loss on disposal of assets	—	4,792
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(741,286)	469,167
Accounts payable	644,208	472,588
Accrued expenses and other liabilities	326,904	(1,357,184)
Accrued compensation and payroll taxes	(541,333)	(481,619)
Deferred revenues	(1,076,177)	(1,219,155)

Net cash used in operating activities	(11,187,869)	(11,227,235)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments in securities	66,906	388,122
Purchase of property and equipment	(48,590)	(19,171)
Proceeds from disposal of assets	—	1,950

Net cash provided by investing activities	18,316	370,901

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of offering costs, including commissions	183,044	—
Proceeds from exercise of stock options	2,994	—
Shares surrendered to pay for tax withholding	(197,690)	(648)
Payments on notes and capital lease obligations	—	(25,744)

Net cash used in financing activities	(11,652)	(26,392)

Net decrease in cash and cash equivalents	(11,181,205)	(10,882,726)
Cash and cash equivalents at beginning of period	31,486,012	41,383,930

Cash and cash equivalents at the end of the period	$20,304,807	$30,501,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$516
Income taxes paid	$3,200	$4,963
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
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to the Company’s focus on products for the central nervous system, the Company also has partnered programs in other therapeutic areas which may generate future income. The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by its marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, the Company out-licensed its monoclonal antibody programs and remains eligible to receive milestone payments and royalties related to the sale of these assets. Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.
     The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future will depend on license arrangements, the timing and success of reaching development milestones, and obtaining regulatory approvals and ultimately market acceptance of Zenvia for the treatment of PBA, assuming the FDA approves the Company’s new drug application. The Company’s operating expenses depend substantially on the level of expenditures for clinical development and regulatory activities for Zenvia for the treatment of PBA, expenditures resulting from commercial readiness activities, and the rate of progress being made on such activities.

Significant Accounting Policies
     The following represents an update for the six months ended March 31, 2010 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Concentrations
     As of March 31, 2010, approximately $19.6 million of the Company’s cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $739,000 of the Company’s cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner through January 1, 2014. At March 31, 2010, such uninsured deposits totaled approximately $19.8 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
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
Fair value of financial instruments
     At March 31, 2010 and September 30, 2009, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are valued at quoted prices or other inputs that are observable or can be corroborated by observable market data generated by market transactions involving similar assets.
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
     License Agreements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones. These arrangements are often multiple element arrangements.
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

     Total compensation expense related to all of the Company’s share-based awards for the three and six month periods ended March 31, 2010 and 2009 was comprised of the following:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Share-based compensation classified as:
General and administrative expense	$518,696	$356,457	$1,035,608	$662,456
Research and development expense	146,069	85,647	328,229	165,782

Total	$664,765	$442,104	$1,363,837	$828,238

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Share-based compensation expense from:
Stock options	$336,283	$194,519	$575,233	$373,308
Restricted stock units	328,482	247,585	788,604	454,930

Total	$664,765	$442,104	$1,363,837	$828,238

     Since the Company has a net operating loss carryforward as of March 31, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six month periods ended March 31, 2010 and 2009 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash used in financing activities. (See Note 10, “Employee Equity Incentive Plans.”)
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
     The total amount of unrecognized tax benefits as of the date of adoption was approximately $3.0 million. At March 31, 2010, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.3 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at March 31, 2010 and September 30, 2009.
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

Recent Authoritative Guidance
     Milestone Method of Revenue Recognition. In March 2010, the Financial Accounting Standard Board (“FASB”) ratified a consensus of the Emerging Issues Task Force related to the milestone method of revenue recognition. The consensus will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.
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
     As of March 31, 2010, the Company’s cash equivalents held in money market mutual funds of approximately $19.6 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above. The Company’s restricted investments in marketable securities are all valued using quoted prices or other inputs that are observable or can be corroborated by observable market data generated by market transactions involving similar assets, or Level 2, as defined by the fair value hierarchy noted above.
4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES
     Restricted investments in marketable securities at March 31, 2010 and September 30, 2009 consist of certificates of deposits, which are classified as held-to-maturity. At March 31, 2010 and September 30, 2009, the fair value of these investments approximated their cost basis. At March 31, 2010, restricted investments in marketable securities totaling approximately $402,000 are recorded as non-current assets in the condensed consolidated balance sheet. These investments will mature throughout 2011 and 2013. At September 30, 2009, restricted investments in marketable securities totaling approximately $201,000 and $268,000 were recorded as current and non-current assets, respectively, in the consolidated balance sheet.
5. INVENTORIES
     Inventories relate to the active pharmaceutical ingredient docosanol and the active pharmaceutical ingredients of Zenvia, dextromethorphan and quinidine.
     The composition of inventories is as follows:

	March 31,	September 30,
	2010	2009
Raw materials.	$824,629	$824,629
Less: current portion	(114,098)	(114,098)

Non-current portion	$710,531	$710,531

     The amount classified as non-current inventories is comprised of docosanol and the raw material components for Zenvia, dextromethorphan and quinidine, which will be used in the manufacture of Zenvia capsules in the future.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	March 31,	September 30,
	2010	2009
Accrued research and development expenses	$820,008	$372,494
Accrued sales and marketing expenses	199,187	—
Accrued general and administrative expenses	157,835	270,401
Deferred rent	17,303	19,516
Lease restructuring liability (1)	786,565	991,583

Total accrued expenses and other liabilities	1,980,898	1,653,994
Less: current portion	(1,486,879)	(1,001,599)

Accrued expenses and other liabilities, non-current portion	$494,019	$652,395

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease.
     The following table presents the restructuring activities in fiscal 2010:

	Balance at		Balance at
	September 30,	Payments/	March 31,
	2009	Reductions	2010
Accrued Restructuring
Total lease restructuring liability	$991,583	$(205,018)	$786,565
Less current portion	(358,704)		(309,849)

Non-current portion	$632,879		$476,716

7. DEFERRED REVENUES
     The following table sets forth as of March 31, 2010 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Total
Net deferred revenues as of October 1, 2009	$9,912,367
Changes during the period:
Recognized as revenues during period	(1,076,177)

Net deferred revenues as of March 31, 2010	$8,836,190

Classified and reported as:
Current portion of deferred revenues	$2,399,849
Deferred revenues, net of current portion	6,436,341

Total deferred revenues	$8,836,190

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
     For the six-month periods ended March 31, 2010 and 2009, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2010	2009
Stock options	5,882,458	4,236,296
Stock warrants	12,240,437	12,509,742
Restricted stock units (1)	2,382,857	2,827,721

(1)	Includes 981,228 and 381,293 shares of restricted stock at March 31, 2010 and 2009, respectively, awarded to directors that have vested but are still restricted until the directors resign.
9. STOCKHOLDERS’ EQUITY
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the six month period ended March 31, 2010, the Company issued 85,600 shares of common stock under the Sales Agreement raising proceeds of approximately $183,000, net of offering costs, including commissions. As of March 31, 2010, a total of 4,698,950 shares of common stock have been issued under the Sales Agreement at an average price of $2.34 per share raising gross proceeds of approximately $11.0 million ($10.4 million, net of offering costs, including commissions). No shares have been sold under this facility since October 2009.
     During the six month period ended March 31, 2010, the Company issued 562,577 shares of common stock in connection with the vesting of restricted stock units. During the six months ended March 31, 2010, 288,780 shares of restricted stock units awarded to directors were deferred and restricted until the directors resign. In connection with the vesting, two officers and three employees elected to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 100,329 shares of common stock at an average market price of $1.97 per share. No shares have been sold under this facility since October 2009.
     As of March 31, 2010, warrants to purchase 12,240,437 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable.
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
     During the six month periods ended March 31, 2010 and 2009, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Under the Plans, as of March 31, 2010, the Company had an aggregate of 15,188,173 shares of its common stock reserved for future issuance. Of those shares, 8,265,315 were subject to outstanding options and other awards and 6,922,858 shares were available for future grants of share-based awards. As of March 31, 2010, 120,000 restricted stock units were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of March 31, 2010, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of March 31, 2010.
     Stock Options. Stock options are granted with an exercise price equal to the current market price of the Company’s common stock at the grant date and have 10-year contractual terms. For option grants to employees in general, 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; for option grants to non-employee directors, one-third of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining two-thirds of the option shares vest and become exercisable daily or quarterly in equal installments thereafter over two years; and for certain option grants to non-employee directors, options have been granted as fully vested and exercisable at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). During fiscal 2008, the Company granted performance stock options to purchase 2,048,000 shares of common stock from the 2003 Equity Incentive Plan at a grant price of $0.88 per share. The grant price represents the market price of the Company’s common stock on the date of grant. During fiscal 2009, the performance criteria related to 2,031,218 shares of performance stock options granted in fiscal 2008 were met and vesting began. The performance stock options are included in the equity compensation tables below.
     Summaries of stock options outstanding and changes during the six-month period ended March 31, 2010 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding, October 1, 2009	4,217,156	$1.55
Granted	1,671,950	$1.75
Exercised	(4,148)	$0.72
Forfeited	(2,500)	$11.62

Outstanding, March 31, 2010	5,882,458	$1.60	8.6	$6,894,832

Vested and expected to vest in the future, March 31, 2010	5,038,339	$1.67	8.5	$5,938,065

Exercisable, March 31, 2010	1,421,861	$2.95	7.7	$1,728,621

     The weighted average grant-date fair value of options granted during the six-month periods ended March 31, 2010 and 2009 was $1.40 and $0.40 per share, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2010 was approximately $6,000 based on the differences in market prices on the dates of exercise and the option exercise prices. There were no options exercised in the six month period ended March 31, 2009. As of March 31, 2010, the total unrecognized compensation cost related to unvested options was approximately $3,650,000 which is expected to be recognized over the weighted-average period of 3.1 years, based on the vesting schedules.

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
     Assumptions used in the Black-Scholes model for options granted during the six-month period ended March 31, 2010 were as follows:

Expected volatility	105%
Expected term in years	5.6
Risk-fee interest rate (zero coupon U.S. Treasury Note)	2.5%
Expected dividend yield	0%
     The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.79	1,603,135	8.7	$0.53	488,788	$0.53
$0.88	2,028,945	8.3	$0.88	487,925	$0.88
$1.20-$1.74	1,722,910	9.4	$1.70	145,960	$1.28
$1.80-$9.92	308,031	7.7	$3.46	79,751	$6.67
$10.24-$19.38	219,437	5.2	$12.73	219,437	$12.73

	5,882,458	8.6	$1.60	1,421,861	$2.95

     Restricted stock units (“RSU”). RSUs granted to employees generally vest based on three years of continuous service. RSUs granted to non-employee directors generally vest over the term of one year from the grant date and are not released until the awardee’s termination of service. The following table summarizes the RSU activities for the six-months ended March 31, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2009	1,812,986	$1.83
Granted	480,000	$2.00
Vested	(851,357)	$1.28
Forfeited	(40,000)	$2.08

Unvested, March 31, 2010.	1,401,629	$2.21

     The grant-date fair value of RSUs granted during the six month period ended March 31, 2010 was approximately $960,000. As of March 31, 2010, the total unrecognized compensation cost related to unvested shares was approximately $1,078,000 which is expected to be recognized over a weighted-average period of 0.7 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the six-month periods ended March 31, 2010 and 2009. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the six month periods ended March 31, 2010 and 2009.
     At March 31, 2010, there were 981,228 shares of restricted stock with a weighted-average grant date fair value of $1.55 per share awarded to directors that have vested but are still restricted until the directors resign.

     During the six-month period ended March 31, 2010, the Company awarded 120,000 shares of restricted stock units to a non-employee. The grant date fair value of this award was $2.08 per share and it is exercisable at a purchase price of $0.0001 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and it is re-measured at each balance sheet date until vested. There were no restricted stock units granted during the six-month period ended March 31, 2009.
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
     During the six-month period ended March 31, 2010, the Company awarded performance-based RSUs (“Performance RSUs”) to purchase up to 120,000 shares of the Company’s common stock. The grant date fair value of this award was $2.08 per share and it is exercisable at a price of $0.0001 per share. The RSU has a performance goal that determines when vesting begins and the actual number of shares to be awarded up to 120,000 shares. For every quarter that the performance goal is not achieved, 20,000 RSU shares are forfeited. For the six months ended March 31, 2010, 40,000 Performance RSU shares were forfeited. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. At March 31, 2010, the performance goal has not been achieved. As of March 31, 2010, the total unrecognized compensation cost related to the unvested performance RSU was approximately $166,000, which is expected to be recognized over the weighted-average period of 4.2 years, based on the vesting schedules and Company estimates regarding the likelihood of meeting the performance criterion.
11. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does it have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, the Company paid $75,000 to CNS under the CNS license agreement, and will need to pay an additional $75,000 milestone if the FDA approves Zenvia for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses Zenvia to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $1.1 million if the Company pursued the development of Zenvia for all of the licensed indications. Of the clinical indications that the Company currently plans to pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.
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
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of March 31, 2010.
12. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the six-month periods ended March 31, 2010 and 2009 are attributed to the United States. All long-lived assets at March 31, 2010 and September 30, 2009 are located in the United States.
     For the three-month periods ended March 31, 2010 and 2009, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 48% and 47% of total net revenues, respectively. For the three-month periods ended March 31, 2010 and 2009, royalty revenues from Azur Pharma were 52% and 46% of total net revenues, respectively.
     For the six-month periods ended March 31, 2010 and 2009, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 79% and 80% of total net revenues, respectively. For the six-month periods ended March 31, 2010 and 2009, royalty revenues from Azur Pharma were 21% and 15% of total net revenues, respectively.
     As of March 31, 2010, a royalty receivable of approximately $886,000 related to the GSK license agreement was recorded in other current assets.
13. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as noted below or discussed in the accompanying notes.
     From April 1, 2010 through April 29, 2010, 300,232 shares of common stock were issued pursuant to the vesting of restricted stock units.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Part II, Item 1A. “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month period ended March 31, 2010 is also referred to as the second quarter of fiscal 2010.
EXECUTIVE OVERVIEW
     We are a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product candidate, Zenvia™ (dextromethorphan hydrobromide/quinidine sulfate), has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas which may generate future income for us. Our first commercialized product, docosanol 10% cream; (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare), is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, we out-licensed our monoclonal antibody programs and we remain eligible to receive milestone payments and royalties related to the sale of these assets.
Zenvia for the treatment of PBA
     Zenvia has successfully completed three Phase III clinical trials in the treatment of patients with PBA, also known as emotional lability, and has successfully completed a Phase III trial for the treatment of patients with DPN pain.
     In August 2009, we reported top line safety and efficacy data from the STAR trial. The STAR trial (Safety, Tolerability and Efficacy Results of AVP-923 in PBA) is a confirmatory Phase III trial of Zenvia in patients with PBA, testing two doses (20/10 mg and 30/10 mg). The study results demonstrated that both doses of Zenvia met the primary efficacy endpoint in the treatment of PBA and were generally safe and well tolerated. Both doses of Zenvia provided a statistically significant reduction in episode rates over the course of the study when compared to placebo (p<0.0001). In an additional analysis of the primary endpoint, at week twelve (end of study), patients in the Zenvia 30/10 mg group reported a statistically significant mean reduction of 88% from baseline in PBA episode rates (p=0.01).
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
     The STAR trial was conducted as a result of an approvable letter we received from the FDA for Zenvia in October 2006. The approvable letter raised certain safety and efficacy concerns that have required additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concerns, we agreed to re-formulate Zenvia at a lower quinidine dose and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of this study was to demonstrate improved safety while maintaining significant efficacy at a lower quinidine exposure.
     In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process on the design of the STAR trial. We enrolled our first patient in the STAR trial in December 2007, and in March 2009, we completed enrollment with a total of 326 patients.
     After completion of the STAR trial and pre-clinical and clinical safety studies, we engaged in constructive written communication with the FDA. In the second calendar quarter of 2010, we filed the complete response to the October 30, 2006 NDA Approvable Letter with data from the double blind and open-label phases of the STAR trial as well as previous clinical and non-clinical trials of Zenvia. Following our submission of the response, no additional clinical trial costs are expected to be incurred. Any additional development expenditures for Zenvia for PBA are expected to be related to responding to FDA questions following the submission which, for the year ending September 30, 2010, we estimate to be approximately $2 to $3 million. From October 1, 2007 through March 31, 2010, we have spent a total of approximately $37.3 million in the development of Zenvia for PBA.
     In addition to conducting the STAR trial, we have conducted various pre-clinical and clinical safety studies to enhance our complete response and to assist with planned label discussions with the FDA. We expect that the FDA’s approval decision for Zenvia will depend on the agency’s overall assessment of benefits versus potential risks. (See additional information included in this report in Part II, Item 1A, “Risk Factors.”)
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
     In September 2008, we submitted our Phase III protocol and related program questions for Zenvia in the treatment of patients with DPN pain to the FDA under the SPA process. In recent communications regarding the continued development of Zenvia for DPN pain, the FDA has indicated that the safety concerns and questions raised in the PBA approvable letter would require the testing of a lower quinidine dose formulation in the DPN pain indication, as we had expected. Additionally, based on feedback we have received from the FDA on the proposed continued development of Zenvia for DPN pain, it is possible that two large well controlled Phase III trials utilizing a new lower quinidine dose formulation would be needed to generate substantial evidence supporting a New Drug Application (“NDA”) filing for this indication. Due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to initiate the trials needed for this indication without additional capital or a development partner for Zenvia. Accordingly, we are evaluating our options to fund this program, including the potential for a development partner.
     In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the Zenvia STAR trial in PBA, including an endpoint measuring reduction of pain in patients with underlying multiple sclerosis (“MS”). Zenvia 30/10 mg demonstrated statistically significant relief of MS-related pain compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these data and the previous proof-of-concept pain data in MS patients with PBA, we are conducting a strategic assessment of the optimal clinical development path for Zenvia to obtain marketing approval for a pain indication. From March 2005 through March 31, 2010, we have spent a total of approximately $9 million in the development of Zenvia for DPN pain.

Docosanol 10% Cream
     Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Asia, North America, and Europe. In March 2000, we granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. (“GSK”), the exclusive rights under a license to market docosanol 10% cream in the United States and Canada. GSK markets the product under the name Abreva® in these markets. Under the terms of the GSK license agreement, GSK is responsible for all sales and marketing activities and the manufacturing and distribution of docosanol 10% cream. The Company received a total of $25 million in milestone payments from GSK. Under the GSK license agreement, the Company was entitled to receive an 8% royalty on net sales by GSK. From the effective date of the GSK license agreement up to the sale of the Company’s royalty rights to Drug Royalty USA, Inc. (“DRC”) the Company received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.
     In fiscal 2003, we sold an undivided interest in the GSK license agreement to DRC for $24.1 million. We retained the right to receive 50% of all royalties (i.e., a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. Royalty revenues received from GSK subsequent to the agreement with DRC total approximately $2.1 million. The term of the GSK license agreement expires on the later of December 13, 2013 or the date of expiration or invalidity of U.S. Patent Number 4,874,794, unless earlier terminated. In addition, we currently have several other collaborations for docosanol around the world.
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Revenues and Cost of Revenues

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
Revenues:
Revenue from royalties	$994,494	$755,655	$238,839	32%
Revenues from license agreements	—	56,020	(56,020)	-100%

Total revenues	994,494	811,675	182,819	23%

Costs:
Cost of revenues	—	1,695	(1,695)	-100%

Gross profit	$994,494	$809,980	$184,514	23%

Revenues
     Total revenues were approximately $994,000 for the three months ended March 31, 2010 compared to approximately $812,000 for the three months ended March 31, 2009. The increase in revenues of approximately $183,000, or 23%, is primarily attributed to an increase of approximately $122,000 in non GSK-related royalty revenue, as well as an increase of approximately $117,000 in GSK revenue compared to the same period in the prior year. The increase was offset by approximately $56,000 related to the license agreement with Kobayashi Pharmaceutical Co. Ltd. which was terminated in fiscal 2009.
     Potential revenue-generating contracts that remained active as of March 31, 2010 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     There were no costs of revenues for the second quarter of fiscal 2010 compared with approximately $1,700 or 0.2% of total revenues for the second quarter of fiscal 2009.

Operating Expenses

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,815,613	$3,600,400	$215,213	6%
General and administrative	3,622,704	2,160,280	1,462,424	68%

Total operating expenses	$7,438,317	$5,760,680	$1,677,637	29%

Research and Development Expenses
     Research and development expenses increased by approximately $215,000 from approximately $3.6 million in the second quarter of fiscal 2009 to approximately $3.8 million for the second quarter of fiscal 2010. The increase is primarily due to final wind-down costs incurred related to the STAR trial, as well as regulatory costs related to the submission of the complete response. We expect these expenses to decrease in the second half of fiscal 2010 after submission to the FDA of the complete response to the Zenvia approvable letter. The complete response was submitted to the FDA in the second calendar quarter of 2010.
General and Administrative Expenses
     General and administrative expenses increased by approximately $1.4 million from approximately $2.2 million for the second quarter of fiscal 2009 compared to approximately $3.6 million for the second quarter of fiscal 2010. The increase is primarily attributed to costs associated with preparation for commercial readiness as well as higher share-based compensation costs.
Share-Based Compensation
     Total share-based compensation expense in the three month periods ended March 31, 2010 and 2009 was approximately $665,000 and $442,000, respectively. General and administrative expense in the three-month periods ended March 31, 2010 and 2009 include share-based compensation expense of approximately $519,000 and $356,000, respectively. Research and development expense in the three-month periods ended March 31, 2010 and 2009 include share-based compensation expense of approximately $146,000 and $86,000, respectively. As of March 31, 2010, approximately $4.7 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.1 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     For the three-month period ended March 31, 2010, interest income decreased to approximately $2,000, compared to approximately $45,000 for the same period in the prior year. The decrease is due to an approximate 32% decrease in the average balance of cash, cash equivalents and investments in securities for the quarter ended March 31, 2010, compared to the same period in the prior year. In addition, our investment accounts earned a lower yield in the second quarter of 2010 as compared to the same period in the prior year.
Net Loss
     Net loss was approximately $6.4 million or $0.08 per share in the three month period ended March 31, 2010 compared to a net loss of approximately $4.9 million, or $0.06 per share, for the three month period ended March 31, 2009.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2010 AND 2009
Revenues and Cost of Revenues

	Six months ended
	March 31,
	2010	2009	$ Change	% Change
Revenues:
Revenue from royalties	$2,479,428	$2,452,451	$26,977	1%
Revenues from license agreements	—	113,285	(113,285)	-100%

Total revenues	2,479,428	2,565,736	(86,308)	-3%

Costs:
Cost of revenues	—	9,746	(9,746)	-100%

Gross profit	$2,479,428	$2,555,990	$(76,562)	-3%

Revenues
     Total revenues declined by approximately $86,000 to approximately $2.5 million for the first six months of fiscal 2010 compared to approximately $2.6 million in the first six months of fiscal 2009. The decrease is primarily related to the license agreement with Kobayashi Pharmaceutical Co. Ltd. which was terminated in fiscal 2009.
     Potential revenue-generating contracts that remained active as of March 31, 2010 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     There were no costs of revenues for the first six months of fiscal 2010 compared to approximately $10,000 for the first six months of fiscal 2009.

	Six months ended
	March 31,
	2010	2009	$ Change	% Change
OPERATING EXPENSES
Research and development	$7,262,503	$8,325,314	$(1,062,811)	-13%
General and administrative	6,489,182	4,474,592	2,014,590	45%

Total operating expenses	$13,751,685	$12,799,906	$951,779	7%

Research and Development Expenses
     Research and development expenses decreased by approximately $1.0 million from approximately $8.3 million in the first six months of fiscal 2009 to approximately $7.3 million for the first six months of fiscal 2010. The decrease was primarily due to the STAR trial which was completed in the fourth quarter of fiscal 2009.
General and Administrative Expenses
     General and administrative expenses increased by approximately $2.0 million from approximately $4.5 million for the first six months of fiscal 2009 compared to approximately $6.5 million for the first six months of fiscal 2010. The increase was primarily attributed to costs associated with preparation for commercial readiness as well as higher share-based compensation costs.

Share-Based Compensation
     Compensation expense for our share-based payments in the six month period ended March 31, 2010 and the same period in 2009 was approximately $1.4 million and $828,000, respectively. General and administrative expense in the six month periods ended March 31, 2010 and 2009 include share-based compensation expense of approximately $1.0 million and $662,000, respectively. Research and development expense in the six month periods ended March 31, 2010 and 2009 include share-based compensation expense of approximately $328,000 and $166,000, respectively. As of March 31, 2010, approximately $4.7 million of total unrecognized compensation costs related to unvested options and awards is expected to be recognized over a weighted average period of 2.1 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     For the six month period ended March 31, 2010, interest income decreased to approximately $8,000, compared to approximately $181,000 for the same period in the prior year. The decrease is due to an approximate 29% decrease in the average balance of cash, cash equivalents and investments in securities for the six months ended March 31, 2010, compared to the same period in the prior year. In addition, our investment accounts earned a lower yield as compared to the same period in the prior year.
Net Loss
     Net loss was approximately $11.3 million, or $0.14 per share, in the six months ended March 31, 2010, compared to a net loss of approximately $10.1 million, or $0.13 per share for the six months ended March 31, 2009.
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

	March 31,	Decrease	September 30,
	2010	During Period	2009
Cash, cash equivalents and investment in securities	$20,706,376	$(11,248,111)	$31,954,487
Cash and cash equivalents	$20,304,807	$(11,181,205)	$31,486,012
Net working capital	$15,231,958	$(11,453,609)	$26,685,567

	Six Months		Six Months
	Ended	Change	Ended
	March 31,	Between	March 31,
	2010	Periods	2009
Net cash used in operating activities	$(11,187,869)	$39,366	$(11,227,235)
Net cash provided by investing activities	18,316	(352,585)	370,901
Net cash used in financing activities	(11,652)	14,740	(26,392)

Net decrease in cash and cash equivalents	$(11,181,205)	$(298,479)	$(10,882,726)

     Operating activities. Net cash used in operating activities amounted to approximately $11.2 million in each of the first six months of fiscal 2010 and 2009.
     Investing activities. Net cash provided by investing activities was approximately $18,000 in the first six months of fiscal 2010, compared to net cash provided by investing activities of approximately $371,000 in the first six months of fiscal 2009. The decrease in cash provided by investing activities was primarily related to a decrease in proceeds from sales and maturities of investments in securities.
     Financing activities. Net cash used in financing activities was approximately $12,000 in the first six months of fiscal 2010 compared to net cash used in financing activities of approximately $26,000 in the first six months of fiscal 2009. In the first quarter of fiscal 2010, we raised approximately $183,000 in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. This was offset by approximately $198,000 in tax withholding payments resulting from share exchanges performed by employees in connection with the vesting of restricted stock units that occurred during the second fiscal quarter of 2010.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of April 30, 2010, approximately 4.7 million shares of common stock had been sold under this facility for total gross proceeds of approximately $11.0 million. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia.
     In September 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. No offerings have been made pursuant to this registration statement to date.
     As of March 31, 2010 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$3,825,882	$1,558,743	$2,267,139	$—	$—
Purchase obligations (2)	823,259	823,259	—	—	—

Total	$4,649,141	$2,382,002	$2,267,139	$—	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2010, which approximates our contractual commitments for goods and services in the normal course of our business.
     Zenvia License Milestone Payments. We hold the exclusive worldwide marketing rights to Zenvia for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”). We will be obligated to pay CNS up to $400,000 in the aggregate in milestone payments to continue to develop Zenvia for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. Included in this $400,000 of aggregate milestone payments is a one-time $75,000 milestone payment that will be due to CNS if the FDA approves Zenvia for the treatment of PBA. In addition, as described below, we are obligated to pay CNS a royalty on commercial sales of Zenvia with respect to each indication, if the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense Zenvia to a third party. Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursue the development of Zenvia for all of the licensed indications. Of the clinical indications that we currently believe may be of interest, expected milestone payments could total $800,000. In general, individual milestone payments range from $150,000 to $250,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net revenues.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Management Outlook
     We believe that cash and cash equivalents and restricted investments of approximately $20.7 million at March 31, 2010 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the anticipated FDA approval decision for Zenvia for PBA. However, we cannot provide assurances that our planned level of expenditures will not change, or that changed circumstances or delays in clinical development will not result in the depletion of capital resources more rapidly than anticipated.
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
Interest rate sensitivity
     Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of March 31, 2010 as held-to-maturity. These held to maturity securities are subject to interest rate risk. Based on the average duration of our investments as of March 31, 2010 and 2009, an increase of one percentage point in the interest rates would have resulted in an annual increase in interest income of approximately $204,000 and $303,000, respectively.
     As of March 31, 2010, approximately $19.6 million of the Company’s cash and cash equivalents were maintained in six separate money market mutual funds, and approximately $739,000 of the Company’s cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner through January 1, 2014. At March 31, 2010, such uninsured deposits totaled approximately $19.8 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
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
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2010. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.
Item 1A. RISK FACTORS
Risks Relating to Our Business
     We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future.
     We have experienced significant net losses and negative cash flows from operations. For the years ended September 30, 2009 and 2008, we had net losses of $22.0 million and $17.5 million, respectively. As of September 30, 2009, we had an accumulated deficit of $278.0 million, and as of March 31, 2010, we had an accumulated deficit of approximately $289.3 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates and from our general and administrative expenses. We may continue incurring net losses for the foreseeable future.
     Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully complete the development of Zenvia, obtain the necessary regulatory approvals and, if approved, manufacture and market Zenvia for the treatment of patients with PBA. We are also developing Zenvia for use in other indications, which may or may not lead to obtaining the necessary regulatory approvals to market Zenvia for additional indications. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials and seeking additional regulatory approvals for Zenvia, and preparing for the potential commercial launch of Zenvia. As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.
     There can be no assurance that the FDA will approve Zenvia for PBA or any other indication.
     In October 2006, we received an “approvable letter” from the FDA for our NDA submission for Zenvia in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation that was tested in earlier clinical trials. However, the safety concerns require additional clinical development to resolve. To address the safety concerns, we re-formulated Zenvia and conducted one additional confirmatory Phase III clinical trial using new lower quinidine dose formulations. Although we believe that the data from the confirmatory trial, combined with additional clinical and pre-clinical data, should be sufficient to address the issues outlined in the FDA approvable letter, it is possible that the FDA will continue to have safety or other concerns that could prevent or delay approval. Accordingly, there can be no assurance that the FDA will approve Zenvia for commercialization.

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
     We have successfully completed a single Phase III trial for Zenvia in the treatment of DPN pain. In communications regarding the continued development of Zenvia for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter necessitate the testing of a low-dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of Zenvia for this indication, we believe it is likely that two large well-controlled Phase III trials would be needed to support an NDA filing for this indication. Due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for Zenvia. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent PK study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of Zenvia for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.
     Our near-term prospects are dependent on Zenvia. If we are unable to successfully develop and obtain regulatory approval for Zenvia for the treatment of patients with PBA, or if approved, to commercialize Zenvia, our ability to generate significant revenue or achieve profitability will be adversely affected.
     Zenvia is currently not approved for marketing by the FDA and our ability to generate significant revenue in the near to medium term is entirely dependent upon our ability to receive FDA approval of Zenvia for PBA, and if successful, to commercialize Zenvia. If we are unable to successfully develop, obtain regulatory approval for and commercialize Zenvia for the treatment of patients with PBA, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.
     Even if Zenvia receives marketing approval from the FDA, the approval may not be on the terms that we seek and could limit the marketability of the drug.
     Even if the FDA approves Zenvia for marketing in one or more indications, approval could be granted on terms less favorable than those we are seeking. This may, in turn, limit our ability to commercialize Zenvia and generate substantial revenues from its sales. In addition to the confirmatory Phase III trial in PBA, we completed additional pre-clinical and clinical cardiac safety studies designed to enhance our complete response to the FDA’s approvable letter and to support planned label discussions with the FDA. Although we believe these studies showed an improvement in the margin of cardiac safety with the new lower dose of quinidine, it did show mean QTc prolongation of a duration that is above the FDA’s threshold of concern (5 ms mean increase) in approving new drugs. As a result, we could face one or more of the following risks:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, which is the strongest type of warning that the FDA can require for a drug and is generally reserved for warning prescribers about adverse drug reactions that can cause serious injury or death;

•	regulatory authorities may withdraw approval of the product after its initial approval;

•	product labeling may be amended to restrict use in certain patient populations;

•	physicians may be required to conduct tests prior to dispensing product or monitor patients taking Zenvia;

•	we may be required to conduct additional studies either post-marketing or before approval;

•	we may be subject to an extensive Risk Evaluation Mitigation Strategies (“REMS”) program that includes Elements to Assure Safe Use; and

•	Zenvia may not be approved by the FDA for commercialization as the FDA may perceive that the benefit does not outweigh the potential risk.

     Additionally, a total of seven deaths were reported during the double-blind phase of the STAR trial, all among ALS patients. Although the overall ALS mortality rate in the trial is consistent with published ALS mortality rates, it is possible that these deaths may negatively affect the FDA decision on our PBA application. Any of these events could prevent us from achieving or maintaining market acceptance of our product, even if it receives marketing approval, or could substantially increase the cost of commercialization, which in turn could impair our ability to generate revenues from the product candidate.
     If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize Zenvia effectively.
     If Zenvia is approved for marketing, we may not be able to adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms. Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:
•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel in the benefits of Zenvia;

•	establish and maintain successful sales and marketing and education programs that encourage physicians to recommend Zenvia to their patients; and
•	manage geographically dispersed sales and marketing operations.
     The potential commercialization of Zenvia requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, we may enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments and when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold Zenvia, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to develop and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant product revenue or become profitable.
     We have limited capital resources and will need to raise additional funds to support our operations.
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling approximately $289.3 million as of March 31, 2010, and we expect to continue to incur substantial operating losses for the foreseeable future. As of March 31, 2010, we had approximately $20.7 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow from operations.
     In light of our current capital resources, lack of near-term revenue opportunities and substantial long-term capital needs, including significant costs relating to the expected launch of Zenvia in early 2011 (assuming a favorable approval decision from the FDA), we will need to partner (either in the U.S. or ex-U.S.) or raise additional capital in the future to finance our long-term operations, including the planned launch of Zenvia, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels through calendar 2010, which includes the anticipated timing of the FDA approval decision for Zenvia in PBA in the second half of calendar year 2010. Although we expect to be able to raise additional capital, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development plans for Zenvia. This may result in significant delays in the development of Zenvia and may force us to further curtail our operations.
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
     In July 2009, we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12.5 million shares of our common stock from time to time into the open market at prevailing prices. As of April 30, 2010, we had sold a total of approximately 4.7 million shares under this facility. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for Zenvia. If we actively sell shares under this facility, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price or cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.

     We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
     We have entered into agreements for the licensing out or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in major markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on Zenvia. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for Zenvia for PBA and/or other indications and we may choose to pursue a partnership or license involving Zenvia, if the terms are attractive. However, these transactions involve numerous risks, including:
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
     We may be unable to protect our unpatented proprietary technology and information.
     In addition to our patented intellectual property, we also rely on trade secrets and confidential information. We may be unable to effectively protect our rights to such proprietary technology or information. Other parties may independently develop or gain access to equivalent technologies or information and disclose it for others to use. Disputes may arise about inventorship and corresponding rights to know-how and inventions resulting from the joint creation or use of intellectual property by us and our corporate partners, licensees, scientific and academic collaborators and consultants. In addition, confidentiality agreements and material transfer agreements we have entered into with these parties and with employees and advisors may not provide effective protection of our proprietary technology or information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.
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

     We face uncertainty related tohealthcare reform, pricing and reimbursement which could reduce our revenue.
     The U.S. Congress recently adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
     Sales of Zenvia, if approved for commercialization, will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. If Zenvia is approved for commercialization, pricing and reimbursement may be uncertain. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
     Adoption of Zenvia by the medical community may be limited if third-party payors will not offer coverage. Cost control initiatives may decrease coverage and payment levels for Zenvia and, in turn, the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to Zenvia. Any denial of private or government payor coverage or inadequate reimbursement for procedures performed using Zenvia, if commercialized, could harm our business and reduce our revenue.
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
     If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.
     Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
     Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on your investment.
     We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value after the offering or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.
     Our corporate governance documents, rights agreement and Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of our common stock.
     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents and a classified board of directors. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. We have also adopted a stockholder rights agreement intended to deter hostile or coercive attempts to acquire us. Under the agreement, if a person becomes an “acquiring person,” each holder of a right (other than the acquiring person) will be entitled to purchase, at the then-current exercise price, such number of shares of our preferred stock which are equivalent to shares of common stock having twice the exercise price of the right. If we are acquired in a merger or other business combination transaction after any such event, each holder of a right will then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right. Our stockholder rights agreement could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock without the support of our board of directors. Therefore, the agreement makes an acquisition much more costly to a potential acquirer.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibits
10.1†	Amendment #1 to Manufacturing Services Agreement, dated as of January 19, 2010, by and between the Company and Patheon Inc.

10.2†	Quality Agreement, dated as of January 19, 2010, by and between the Company and Patheon Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

†	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	May 3, 2010

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	May 3, 2010