Form 10-Q
period 2010-06-30
AVANIR PHARMACEUTICALS, INC.
filed 2010-08-05
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 29, 2010, the registrant had 93,968,588 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,324,077	$31,486,012
Inventories	114,098	114,098
Prepaid expenses	316,062	397,100
Other current assets	168,775	331,717
Current portion of restricted investments in marketable securities	—	200,775

Total current assets	41,923,012	32,529,702
Restricted investments in marketable securities, net of current portion	401,550	267,700
Property and equipment, net	315,250	310,677
Non-current inventories	630,531	710,531
Other assets	341,400	249,462

TOTAL ASSETS	$43,611,743	$34,068,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707,225	$1,214,117
Accrued expenses and other liabilities	1,547,677	1,001,599
Accrued compensation and payroll taxes	1,091,185	1,345,859
Current portion of deferred revenues	2,399,849	2,282,560

Total current liabilities	5,745,936	5,844,135
Accrued expenses and other liabilities, net of current portion	418,977	652,395
Deferred revenues, net of current portion	5,976,907	7,629,807

Total liabilities	12,141,820	14,126,337

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2010 (unaudited) and September 30, 2009	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 93,968,532 and 83,084,182 shares issued and outstanding as of June 30, 2010 (unaudited) and September 30, 2009, respectively	9,397	8,308
Additional paid-in capital	326,436,016	297,923,915
Accumulated deficit	(294,975,490)	(277,990,488)

Total stockholders’ equity	31,469,923	19,941,735

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,611,743	$34,068,072

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues from royalties	$487,350	$420,376	$2,966,778	$2,872,827
Revenues from license agreements	—	170,549	—	283,834

Total revenues	487,350	590,925	2,966,778	3,156,661
Cost of revenues	80,000	—	80,000	9,746

Gross profit	407,350	590,925	2,886,778	3,146,915

OPERATING EXPENSES
Research and development	2,788,132	3,358,387	10,050,635	11,683,701
Selling, general and administrative	3,733,151	2,204,435	10,222,333	6,679,027

Total operating expenses	6,521,283	5,562,822	20,272,968	18,362,728

Loss from operations	(6,113,933)	(4,971,897)	(17,386,190)	(15,215,813)
OTHER INCOME (EXPENSES)
Interest income	2,661	15,492	10,822	196,338
Interest expense	—	—	—	(516)
Other, net	389,689	436	390,366	(21,465)

Loss before provision for income taxes	(5,721,583)	(4,955,969)	(16,985,002)	(15,041,456)
Provision for income taxes	—	—	—	3,200

Net loss	$(5,721,583)	$(4,955,969)	$(16,985,002)	$(15,044,656)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.20)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	89,347,783	78,236,153	85,307,980	78,225,891

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(16,985,002)	$(15,044,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,989	203,761
Share-based compensation expense	1,946,706	1,224,182
Loss on disposal of assets	—	4,792
Changes in operating assets and liabilities:
Inventories	80,000	—
Prepaid expenses and other assets	152,042	805,384
Accounts payable	(506,892)	573,244
Accrued expenses and other liabilities	312,660	(1,226,029)
Accrued compensation and payroll taxes	(254,674)	(314,581)
Deferred revenues	(1,535,611)	(1,810,080)

Net cash used in operating activities	(16,642,782)	(15,583,983)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments in securities	66,925	388,122
Purchase of property and equipment	(152,562)	(19,173)
Proceeds from disposal of assets	—	1,950

Net cash (used in) provided by investing activities	(85,637)	370,899

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of offering costs, including commissions	26,748,758	—
Proceeds from exercise of stock options	15,416	—
Shares surrendered to pay for tax withholding	(197,690)	(3,927)
Payments on notes and capital lease obligations	—	(25,744)

Net cash provided by (used in) financing activities	26,566,484	(29,671)

Net increase (decrease) in cash and cash equivalents	9,838,065	(15,242,755)
Cash and cash equivalents at beginning of period	31,486,012	41,383,930

Cash and cash equivalents at the end of the period	$41,324,077	$26,141,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$516
Income taxes paid	$3,200	$6,208
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
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product candidate, AVP-923 (formerly referred to by the proposed trade name Zenvia ™) is a unique proprietary combination of dextromethorphan/quinidine. AVP-923 has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In July 2010, we were informed by the FDA that the proposed trade name Zenvia was not accepted due to promotional reasons, and, as such, we have submitted additional brand names to the FDA for consideration. We will refer to Zenvia as AVP-923 until such time that we receive FDA approval.
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
     The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future will depend on license arrangements, the timing and success of reaching development milestones, and obtaining regulatory approvals and ultimately market acceptance of AVP-923 for the treatment of PBA, assuming the FDA approves the Company’s new drug application. The Company’s operating expenses depend substantially on the level of expenditures for clinical development and regulatory activities for AVP-923 for the treatment of PBA, expenditures resulting from commercial readiness activities, and the rate of progress being made on such activities.

Significant Accounting Policies
     The following represents an update for the nine months ended June 30, 2010 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Concentrations
     As of June 30, 2010, approximately $31.6 million of the Company’s cash and cash equivalents were maintained in four separate money market mutual funds, and approximately $9.8 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At June 30, 2010, such uninsured deposits totaled approximately $40.1 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing.
     The Company performs ongoing credit evaluations of its customers’ financial condition and would limit the amount of credit extended if necessary; however the Company has historically required no collateral.
Fair value of financial instruments
     At June 30, 2010 and September 30, 2009, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are valued at quoted prices or other inputs that are observable or can be corroborated by observable market data generated by market transactions involving similar assets.
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
     A delivered element can be separated from other elements when it meets all of the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
     License Agreements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements are often multiple element arrangements.
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

     Total compensation expense related to all of the Company’s share-based awards for the three and nine month periods ended June 30, 2010 and 2009 was comprised of the following:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Share-based compensation classified as:
Selling, general and administrative expense	$477,537	$311,142	$1,513,145	$973,598
Research and development expense	105,332	84,802	433,561	250,584

Total	$582,869	$395,944	$1,946,706	$1,224,182

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Share-based compensation expense from:
Stock options	$285,179	$184,442	$860,412	$557,750
Restricted stock units	297,690	211,502	1,086,294	666,432

Total	$582,869	$395,944	$1,946,706	$1,224,182

     Since the Company has a net operating loss carryforward as of June 30, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine month periods ended June 30, 2010 and 2009 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash used in financing activities. (See Note 10, “Employee Equity Incentive Plans”)
Income Taxes
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
     At June 30, 2010, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.3 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at June 30, 2010 and September 30, 2009.
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

     In July 2010, the Company applied for the Qualifying Therapeutic Discovery Project tax credit (“Therapeutic Credit”). The Therapeutic Credit allows qualifying business to claim a credit for 50% of their qualified investment in qualifying projects for tax years 2009 and 2010. We expect notification from the Internal Revenue Service of acceptance or denial by October 29, 2010.
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
     Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The Company adopted this guidance effective October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements, which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain required accounting and reporting standards. This guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance effective October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     Fair Value Measurements. In September 2006, the FASB issued authoritative guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of this guidance effective October 1, 2008 and the delayed provisions of this guidance effective October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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
     As of June 30, 2010, the Company’s cash equivalents held in money market mutual funds of approximately $40.7 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above. The Company’s restricted investments in marketable securities of approximately $402,000 are all valued using quoted prices or other inputs that are observable or can be corroborated by observable market data generated by market transactions involving similar assets, or Level 2, as defined by the fair value hierarchy noted above.
4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES
Restricted investments in marketable securities at June 30, 2010 and September 30, 2009 consist of certificates of deposits, which are classified as held-to-maturity. At June 30, 2010 and September 30, 2009, the fair value of these investments approximated their cost basis. At June 30, 2010, restricted investments in marketable securities totaling approximately $402,000 are recorded as non-current assets in the condensed consolidated balance sheet. The restricted investment consists of an investment certificate of deposit (“CD”) that automatically renews every 30 days and is related to a letter of credit connected to an office lease with an expiration date in 2013. At September 30, 2009, restricted investments in marketable securities totaling approximately $201,000 and $268,000 were recorded as current and non-current assets, respectively, in the consolidated balance sheet.
5. INVENTORIES
     Inventories relate to the active pharmaceutical ingredient docosanol and the active pharmaceutical ingredients of AVP-923, dextromethorphan and quinidine.
     The composition of inventories is as follows:

	June 30,	September 30,
	2010	2009
Raw materials	$744,629	$824,629
Less: current portion	(114,098)	(114,098)

Non-current portion	$630,531	$710,531

     The amount classified as non-current inventories is comprised of docosanol and the raw material components for AVP-923, dextromethorphan and quinidine, which will be used in the manufacture of AVP-923 capsules in the future.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	June 30,	September 30,
	2010	2009
Accrued research and development expenses	$667,380	$372,494
Accrued selling, general and administrative expenses	575,738	270,401
Deferred rent	16,198	19,516
Lease restructuring liability (1)	707,338	991,583

Total accrued expenses and other liabilities	1,966,654	1,653,994
Less: current portion	(1,547,677)	(1,001,599)

Accrued expenses and other liabilities, non-current portion	$418,977	$652,395

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease.
     The following table presents the restructuring activities in fiscal 2010:

	Balance at		Balance at
	September 30,	Payments/	June 30,
	2009	Reductions	2010
Accrued Restructuring
Total lease restructuring liability	$991,583	$(284,245)	$707,338
Less current portion	(358,704)		(304,559)

Non-current portion	$632,879		$402,779

7. DEFERRED REVENUES
     The following table sets forth as of June 30, 2010 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Total
Net deferred revenues as of October 1, 2009	$9,912,367
Changes during the period:
Recognized as revenues during period	(1,535,611)

Net deferred revenues as of June 30, 2010	$8,376,756

Classified and reported as:
Current portion of deferred revenues	$2,399,849
Deferred revenues, net of current portion	5,976,907

Total deferred revenues	$8,376,756

8. COMPUTATION OF NET LOSS PER COMMON SHARE
     Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In loss periods, certain of the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive.
     For the nine month periods ended June 30, 2010 and 2009, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2010	2009
Stock options	6,257,087	4,235,656
Stock warrants	12,240,437	12,240,437
Restricted stock units (1)	2,050,644	2,816,780

(1)	Includes 1,069,680 and 536,868 shares of restricted stock at June 30, 2010 and 2009, respectively, awarded to directors that have vested but are still restricted until the directors resign.
9. STOCKHOLDERS’ EQUITY
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the nine month period ended June 30, 2010, the Company issued 85,600 shares of common stock under the Sales Agreement raising proceeds of approximately $183,000, net of offering costs, including commissions. As of June 30, 2010, a total of 4,698,950 shares of common stock have been issued under the Sales Agreement at an average price of $2.34 per share raising gross proceeds of approximately $11.0 million ($10.4 million, net of offering costs, including commissions). No shares have been sold under this facility since October 2009.
     During the nine month period ended June 30, 2010, the Company issued 874,260 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, two officers and three employees elected to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 103,096 shares of common stock at an average market price of $1.99 per share. During the nine months ended June 30, 2010, restricted stock unit awards for a total of 377,231 shares awarded to directors vested, but the issuance and delivery of these share is deferred until the directors resign.
     In May 2010, the Company closed a registered securities offering raising $27.5 million in gross proceeds and approximately $26.6 million in net proceeds to the Company after deducting underwriting discounts, commissions and offering expenses. In connection with the offering, 10 million shares of common stock were sold at a public offering price of $2.75 per share. The Company intends to use the net proceeds for general working capital. In addition, the net proceeds may be used for further clinical, regulatory and commercial development of AVP-923, as well as business development activities.
     As of June 30, 2010, warrants to purchase 12,240,437 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable.

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
     During the nine month periods ended June 30, 2010 and 2009, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Under the Plans, as of June 30, 2010, the Company had an aggregate of 14,913,054 shares of its common stock reserved for future issuance. Of those shares, 8,307,731 were subject to outstanding options and other awards and 6,605,323 shares were available for future grants of share-based awards. As of June 30, 2010, 120,000 restricted stock units were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2010, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of June 30, 2010.
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
     Summaries of stock options outstanding and changes during the nine-month period ended June 30, 2010 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding, October 1, 2009	4,217,156	$1.55
Granted	2,088,950	$1.89
Exercised	(27,586)	$0.56
Forfeited	(21,433)	$2.28

Outstanding, June 30, 2010	6,257,087	$1.66	8.5	$8,265,641

Vested and expected to vest in the future, June 30, 2010	5,435,975	$1.71	8.4	$7,257,329

Exercisable, June 30, 2010	1,629,567	$2.69	7.5	$2,380,183

     The weighted average grant-date fair value of options granted during the nine-month periods ended June 30, 2010 and 2009 was $1.51 and $0.40 per share, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2010 was approximately $58,000 based on the differences in market prices on the dates of exercise and the option exercise prices. There were no options exercised in the nine month period ended June 30, 2009. As of June 30, 2010, the total unrecognized compensation cost related to unvested options was approximately $4.2 million which is expected to be recognized over the weighted-average period of 3.0 years, based on the vesting schedules.

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
     Assumptions used in the Black-Scholes model for options granted during the nine-month period ended June 30, 2010 were as follows:

Expected volatility	105%
Expected term in years	5.6
Risk-fee interest rate (zero coupon U.S. Treasury Note)	2.4%
Expected dividend yield	0%
     The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.79	1,574,541	8.5	$0.53	565,195	$0.53
$0.88	2,021,018	8.1	$0.88	614,225	$0.88
$1.20-$1.74	1,717,060	9.2	$1.70	147,210	$1.28
$1.80-$2.58	637,781	9.3	$2.34	—	$—
$4.60-$19.38	306,687	5.0	$11.00	302,937	$11.05

	6,257,087	8.5	$1.66	1,629,567	$2.69

     Restricted stock units (“RSU”). RSUs granted to employees generally vest based on three years of continuous service. RSUs granted to non-employee directors generally vest over the term of one year from the grant date and are not released until the awardee’s termination of service. The following table summarizes the RSU activities for the nine-months ended June 30, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2009	1,812,986	$1.83
Granted	480,000	$2.00
Vested	(1,251,491)	$1.32
Forfeited	(60,531)	$2.08

Unvested, June 30, 2010	980,964	$2.54

     The grant-date fair value of RSUs granted during the nine month periods ended June 30, 2010 and 2009 was approximately $960,000 and $185,000, respectively. As of June 30, 2010, the total unrecognized compensation cost related to unvested shares was approximately $803,000 which is expected to be recognized over a weighted-average period of 0.5 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the nine-month periods ended June 30, 2010 and 2009. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the nine month periods ended June 30, 2010 and 2009.

     At June 30, 2010, there were 1,069,680 shares of restricted stock with a weighted-average grant date fair value of $1.56 per share awarded to directors that have vested but are still restricted until the directors resign.
     During the nine-month period ended June 30, 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and are re-measured at each balance sheet date until vested. There were no restricted stock units granted during the nine month period ended June 30, 2009.
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
     During the nine-month period ended June 30, 2010, the Company awarded performance-based RSUs (“Performance RSUs”) to purchase up to 120,000 shares of the Company’s common stock. The grant date fair value of this award was $2.08 per share and it is exercisable at a price of $0.0001 per share. The RSU has a performance goal that determines when vesting begins and the actual number of shares to be awarded up to 120,000 shares. For every quarter that the performance goal is not achieved, 20,000 RSU shares are forfeited. For the nine months ended June 30, 2010, 60,000 Performance RSU shares were forfeited. Vesting is over 3.75 years beginning on the date the performance goal is achieved (“Achievement Date”), with 6.25% vesting on the Achievement Date and 6.25% quarterly from the Achievement Date for the following fifteen quarters. At June 30, 2010, the performance goal has not been achieved. As of June 30, 2010, the total unrecognized compensation cost related to the unvested performance RSU was approximately $125,000, which is expected to be recognized over the weighted-average period of 4.0 years, based on the vesting schedules and Company estimates regarding the likelihood of meeting the performance criterion.
11. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to AVP-923 for certain indications pursuant to an exclusive license agreement with CNS. The Company will be obligated to pay CNS up to $400,000 in the aggregate in milestones to continue to develop AVP-923 for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. The Company is not currently developing, nor does it have an obligation to develop, any other indications under the CNS license agreement. In fiscal 2005, the Company paid $75,000 to CNS under the CNS license agreement, and will need to pay an additional $75,000 milestone if the FDA approves AVP-923 for the treatment of PBA. In addition, the Company is obligated to pay CNS a royalty on net GAAP revenue generated by sales of AVP-923 with respect to each indication, if and when the drug is approved by the FDA for commercialization. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses AVP-923 to a third party. Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $1.1 million if the Company pursued the development of AVP-923 for all of the licensed indications. Of the clinical indications that the Company currently expects that it may pursue, expected milestone payments could total $800,000. In general, individual milestones range from $150,000 to $250,000 for each accepted new drug application (“NDA”) filing and a similar amount for each approved NDA. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenues.

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
     In May 2010, the Company received proceeds from a legal settlement in the amount of approximately $390,000. The proceeds were recorded as other, net under Other Income (Expenses) in the condensed consolidated statement of operations in the third fiscal quarter of 2010.
     In addition, it is possible that the Company could incur termination fees and penalties if it elected to terminate contracts with certain vendors.
     Guarantees and Indemnities — The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of certain claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2010.
12. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the nine-month periods ended June 30, 2010 and 2009 are attributed to the United States. All long-lived assets at June 30, 2010 and September 30, 2009 are located in the United States.
     For the three-month periods ended June 30, 2010 and 2009, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 100% and 71% of total net revenues, respectively.
     For the nine-month periods ended June 30, 2010 and 2009, the revenues from prior sale of rights to royalties under the GlaxoSmithKline (“GSK”) license agreement were 83% and 79% of total net revenues, respectively. For the nine-month periods ended June 30, 2010 and 2009, royalty revenues from Azur Pharma were 17% and 13% of total net revenues, respectively.

13. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as noted below or discussed in the accompanying notes.
     From July 1, 2010 through July 29, 2010, 56 shares of common stock were issued pursuant to the vesting of restricted stock units that were outstanding as of June 30, 2010.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Part II, Item 1A. “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three-month period ended June 30, 2010 is also referred to as the third quarter of fiscal 2010.
EXECUTIVE OVERVIEW
     We are a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product candidate, AVP-923 (formerly referred to by the proposed trade name - Zenvia ™), is a unique proprietary combination of dextromethorphan/quinidine. AVP-923 has successfully completed three Phase III clinical trials for the treatment of pseudobulbar affect (“PBA”) and has successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). In July 2010, we were informed by the FDA that the proposed trade name Zenvia was not accepted due to promotional reasons, and, as such, we have submitted additional brand names to the FDA for consideration. We will refer to Zenvia as AVP-923 until such time that we receive FDA approval.
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
AVP-923 for the treatment of PBA
     AVP-923 has successfully completed three Phase III clinical trials in the treatment of patients with PBA, also known as emotional lability, and has successfully completed a Phase III trial for the treatment of patients with DPN pain.
     In August 2009, we reported safety and efficacy data from the STAR trial. The STAR trial (Safety, Tolerability and Efficacy Results of AVP-923 in PBA) is a confirmatory Phase III trial of AVP-923 in patients with PBA, testing two doses (20/10 mg and 30/10 mg). The study results demonstrated that both doses of AVP-923 met the primary efficacy endpoint in the treatment of PBA while offering an improved safety and tolerability profile. Both doses of AVP-923 provided a statistically significant reduction in episode rates over the course of the study when compared to placebo (p<0.0001). In an additional analysis of the primary endpoint, at week twelve (end of study), patients in the AVP-923 30/10 mg group reported a statistically significant mean reduction of 88% from baseline in PBA episode rates (p=0.01).

     In November 2009, we reported top-line safety and efficacy and tolerability data from the 12-week open-label extension phase of the STAR trial. The study results demonstrated that patients maintained on AVP-923 30/10 mg demonstrated statistically significant incremental improvement in their CNS-LS scores over the additional 12-week treatment period of the open-label study (p<0.0001). In addition, patients who were titrated from AVP-923 20/10 mg to AVP-923 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores (p<0.0001) and patients originally on placebo who initiated AVP-923 30/10 mg demonstrated statistically significant improvement in their CNS-LS scores as well.
     The STAR trial was conducted as a result of an approvable letter we received from the FDA for AVP-923 in October 2006. The approvable letter raised certain safety and efficacy concerns that have required additional clinical development to resolve. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern relating to the original dose formulation that was tested in our earlier trials. However, to address the remaining safety concerns, we agreed to re-formulate AVP-923 at a lower quinidine dose and conduct one additional confirmatory Phase III clinical trial using lower quinidine dose formulations. The goal of this study was to demonstrate improved safety while maintaining significant efficacy at a lower quinidine exposure.
     In October 2007, we reached agreement with the FDA under the Special Protocol Assessment (“SPA”) process on the design of the STAR trial. We enrolled our first patient in the STAR trial in December 2007, and in March 2009, we completed enrollment with a total of 326 patients.
     In the second calendar quarter of 2010, we filed the complete response to the October 30, 2006 NDA Approvable Letter with data from the double blind and open-label phases of the STAR trial as well as previous clinical and non-clinical trials of AVP-923. Following our submission of the response, no additional clinical trial costs are expected to be incurred. Any additional development expenditures for AVP-923 for PBA are expected to be related to regulatory activities following the submission which, for the year ending September 30, 2010, we estimate to be approximately $2 to $3 million. From October 1, 2007 through June 30, 2010, we have spent a total of approximately $40.1 million in the development of AVP-923 for PBA.
     In addition to conducting the STAR trial, we have conducted various pre-clinical and clinical safety studies to enhance our complete response and to assist with planned label discussions with the FDA. We expect that the FDA’s approval decision for AVP-923 will depend on the agency’s overall assessment of benefits versus potential risks. (See additional information included in this report in Part II, Item 1A, “Risk Factors.”)
AVP-923 for the treatment of neuropathic pain
     In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for DPN pain. Before discussing a second Phase III trial with the FDA, we made the decision to conduct a formal pharmacokinetic (“PK”) study to identify a lower quinidine dose formulation that may have similar efficacy to the doses tested in the Phase III study, anticipating that some of the concerns with the quinidine component that were raised in the PBA approvable letter could affect the clinical development of this indication as well.
     In May 2008, we reported a positive outcome of the formal PK study and announced that we identified alternative lower quinidine dose formulations of AVP-923 for the subsequent DPN pain phase III clinical trials. The new dose is intended to deliver similar efficacy and improved safety/tolerability versus the formulations previously tested in DPN pain.
     In September 2008, we submitted a Phase III protocol and related program questions for AVP-923 in the treatment of patients with DPN pain to the FDA under the SPA process. In subsequent communications regarding the continued development of AVP-923 for DPN pain, the FDA indicated that the safety concerns and questions raised in the PBA approvable letter would require the testing of a lower quinidine dose formulation in the DPN pain indication, as we had expected. Additionally, based on feedback from the FDA on the proposed continued development of AVP-923 for DPN pain, it is possible that two large well controlled Phase III trials utilizing a new lower quinidine dose formulation would be needed to generate substantial evidence supporting a New Drug Application (“NDA”) filing for this indication. Due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to initiate the trials needed for this indication without additional capital or a development partner for this indication. Accordingly, we are evaluating our options to fund this program, including the potential for a development partner.

     In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the AVP-923 STAR trial in PBA, including an endpoint measuring reduction of pain in patients with underlying multiple sclerosis (“MS”). AVP-923 30/10 mg demonstrated statistically significant relief of MS-related pain compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these data and the previous proof-of-concept pain data in MS patients with PBA, we are conducting a strategic assessment of the optimal clinical development path for AVP-923 to obtain marketing approval for a pain indication. From March 2005 through June 30, 2010, we have spent a total of approximately $9 million in the development of AVP-923 for DPN pain.
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
     In fiscal 2003, we sold an undivided interest in the GSK license agreement to DRC for $24.1 million. We retained the right to receive 50% of all royalties (i.e., a net of 4%) under the GSK license agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. Royalty revenues received from GSK subsequent to the agreement with DRC total approximately $3.0 million. The term of the GSK license agreement expires on the later of December 13, 2013 or the date of expiration or invalidity of U.S. Patent Number 4,874,794, unless earlier terminated. In addition, we currently have several other collaborations for docosanol around the world.
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
Xenerex Human Antibody Technology — Anthrax/Other Infectious Diseases
     In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of our anthrax antibodies and license to use our proprietary Xenerex Technology platform, which was used to generate fully human antibodies to target antigens. Under the terms of the Agreement, we completed the remaining work under our NIH/NIAID grant (“NIH grant”) and transferred all materials to Emergent. Under the terms of the agreement, we are eligible to receive up to $1.75 million in milestone payments and royalties ranging from single digits to low teens on any product sales generated from this program. In connection with the sale of the anthrax antibody program, we also ceased all future research and development work related to other infectious diseases on June 30, 2008.
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 AND 2009
Revenues and Cost of Revenues

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
Revenues:
Revenue from royalties	$487,350	$420,376	$66,974	16%
Revenues from license agreements	—	170,549	(170,549)	-100%

Total revenues	487,350	590,925	(103,575)	-18%

Costs:
Cost of revenues	80,000	—	80,000	100%

Gross profit	$407,350	$590,925	$(183,575)	-31%

Revenues
     Total revenues were approximately $487,000 for the three months ended June 30, 2010 compared to approximately $591,000 for the three months ended June 30, 2009. The decrease in revenues of approximately $104,000, or 18%, was primarily attributed to a decrease in licensing revenue of approximately $171,000 related to the license agreement with Kobayashi Pharmaceutical Co. Ltd. which was terminated in fiscal 2009. The decrease was offset by an increase of approximately $67,000 in GSK royalty revenue compared to the same period in the prior year.

     Potential revenue-generating contracts that remained active as of June 30, 2010 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     Total cost of revenues was approximately $80,000 for the three months ended June 30, 2010. There were no costs of revenues for the three months ended June 30, 2009. The increase in cost of revenues was attributed to an increase in our inventory obsolescence reserve for docosanol.
Operating Expenses

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
OPERATING EXPENSES
Research and development	$2,788,132	$3,358,387	$(570,255)	-17%
Selling, general and administrative	3,733,151	2,204,435	1,528,716	69%

Total operating expenses	$6,521,283	$5,562,822	$958,461	17%

Research and Development Expenses
     Research and development expenses decreased by approximately $570,000 from approximately $3.4 million in the third quarter of fiscal 2009 to approximately $2.8 million for the third quarter of fiscal 2010. The decrease is primarily due to reduction in clinical expenses resulting from the completion of the STAR trial in fiscal 2009 offset by costs incurred in support of the complete response to the approvable letter and other regulatory activities. The complete response was submitted to the FDA in the third fiscal quarter of 2010.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $1.5 million from approximately $2.2 million for the third quarter of fiscal 2009 compared to approximately $3.7 million for the third quarter of fiscal 2010. The increase is primarily attributed to costs associated with preparation for commercial readiness, as well as higher share-based compensation costs.
Share-Based Compensation
     Total share-based compensation expense in the three month periods ended June 30, 2010 and 2009 was approximately $583,000 and $396,000, respectively. Selling, general and administrative expense in the three-month periods ended June 30, 2010 and 2009 include share-based compensation expense of approximately $478,000 and $311,000, respectively. Research and development expense in the three-month periods ended June 30, 2010 and 2009 include share-based compensation expense of approximately $105,000 and $85,000, respectively. As of June 30, 2010, approximately $5.0 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.3 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Other Income (Expenses)
     For the three-month period ended June 30, 2010, interest income decreased to approximately $2,700, compared to approximately $15,000 for the same period in the prior year. Our investment accounts earned a lower yield in the third quarter of 2010 as compared to the same period in the prior year.
     The Company also recorded approximately $390,000 as Other Income during the three months ended June 30, 2010 in connection with a legal settlement. (See Note 11, “Commitments and Contingencies.”)
Net Loss
     Net loss was approximately $5.7 million or $0.06 per share in the three month period ended June 30, 2010 compared to a net loss of approximately $5.0 million, or $0.06 per share, for the three month period ended June 30, 2009.
COMPARISON OF NINE MONTHS ENDED JUNE 30, 2010 AND 2009
Revenues and Cost of Revenues

	Nine months ended
	June 30,
	2010	2009	$ Change	% Change
Revenues:
Revenue from royalties	$2,966,778	$2,872,827	$93,951	3%
Revenues from license agreements	—	283,834	(283,834)	-100%

Total revenues	2,966,778	3,156,661	(189,883)	-6%

Costs:
Cost of revenues	80,000	9,746	70,254	721%

Gross profit	$2,886,778	$3,146,915	$(260,137)	-8%

Revenues
     Total revenues declined by approximately $190,000 to approximately $3.0 million for the first nine months of fiscal 2010 compared to approximately $3.2 million in the first nine months of fiscal 2009. The decrease is primarily related to the license agreement with Kobayashi Pharmaceutical Co. Ltd. which was terminated in fiscal 2009.
     Potential revenue-generating contracts that remained active as of June 30, 2010 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Revenues
     There was $80,000 cost of revenues for the first nine months of fiscal 2010 compared to approximately $10,000 for the first nine months of fiscal 2009. The increase in cost of revenues was attributed to an increase in our inventory obsolescence reserve for docosanol.

	Nine months ended
	June 30,
	2010	2009	$ Change	% Change
OPERATING EXPENSES
Research and development	$10,050,635	$11,683,701	$(1,633,066)	-14%
General and administrative	10,222,333	6,679,027	3,543,306	53%

Total operating expenses	$20,272,968	$18,362,728	$1,910,240	10%

Research and Development Expenses
     Research and development expenses decreased by approximately $1.6 million from approximately $11.7 million in the first nine months of fiscal 2009 to approximately $10.1 million for the first nine months of fiscal 2010. The decrease was primarily due to the STAR trial which was completed in the fourth quarter of fiscal 2009.
Selling, general and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $3.5 million from approximately $6.7 million for the first nine months of fiscal 2009 compared to approximately $10.2 million for the first nine months of fiscal 2010. The increase was primarily attributed to costs associated with preparation for commercial readiness as well as higher share-based compensation costs.
Share-Based Compensation
     Compensation expense for our share-based payments in the nine month period ended June 30, 2010 and the same period in 2009 was approximately $1.9 million and $1.2 million, respectively. Selling, general and administrative expense in the nine month periods ended June 30, 2010 and 2009 include share-based compensation expense of approximately $1.5 million and $974,000, respectively. Research and development expense in the nine month periods ended June 30, 2010 and 2009 include share-based compensation expense of approximately $434,000 and $251,000, respectively. As of June 30, 2010, approximately $5.0 million of total unrecognized compensation costs related to unvested options and awards is expected to be recognized over a weighted average period of 2.3 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     For the nine month period ended June 30, 2010, interest income decreased to approximately $11,000 compared to approximately $196,000 for the same period in the prior year. The decrease is due to a lower yield earned on investment accounts as compared to the prior year. In addition, the average balance of cash, cash equivalents, and investments in securities decreased by approximately 15% for the nine months ended June 30, 2010, compared to the same period in the prior year.
     The Company also recorded approximately $390,000 as Other Income during the nine months ended June 30, 2010 in connection with a legal settlement. (See Note 11, “Commitments and Contingencies.”)
Net Loss
     Net loss was approximately $17.0 million, or $0.20 per share, in the nine months ended June 30, 2010, compared to a net loss of approximately $15.0 million, or $0.19 per share for the nine months ended June 30, 2009.
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

     Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Nine Months		Nine Months
	Ended	Change	Ended
	June 30,	Between	June 30,
	2010	Periods	2009
Net cash used in operating activities	$(16,642,782)	$(1,058,799)	$(15,583,983)
Net cash (used in) provided by investing activities	(85,637)	(456,536)	370,899
Net cash provided by (used in) financing activities	26,566,484	26,596,155	(29,671)

Net increase (decrease) in cash and cash equivalents	$9,838,065	$25,080,820	$(15,242,755)

     Operating activities. Net cash used in operating activities amounted to approximately $16.6 million in the first nine months of fiscal 2010 compared to approximately $15.6 million in the first nine months of fiscal 2009.
     Investing activities. Net cash used in investing activities was approximately $86,000 in the first nine months of fiscal 2010, compared to net cash provided by investing activities of approximately $371,000 in the first nine months of fiscal 2009. The decrease in cash provided by investing activities was primarily related to a decrease in proceeds from sales and maturities of investments in securities, as well as an increase in the purchase of property and equipment.
     Financing activities. Net cash provided by financing activities was approximately $26.6 million in the first nine months of fiscal 2010 compared to net cash used in financing activities of approximately $30,000 in the first nine months of fiscal 2009. In the first quarter of fiscal 2010, we raised approximately $183,000 in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. This was offset by approximately $198,000 in tax withholding payments resulting from share exchanges performed by employees in connection with the vesting of restricted stock units that occurred during the second fiscal quarter of 2010.
     In the third fiscal quarter of 2010, we raised approximately $26.6 million in net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses, from our common stock offering.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. As of June 30, 2010, approximately $24.0 million remains on this shelf. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of June 30, 2010, approximately 4.7 million shares of common stock had been sold under this facility for total gross proceeds of approximately $11.0 million. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for AVP-923.
     In September 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. Approximately $47.5 million remains on this shelf following the offering completed in May 2010 as discussed below.
     In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwriter offering (the “Offering”). The shares in the Offering were sold at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds to the Company, after deducting underwriting discounts, commissions and estimated offering expenses.

     As of June 30, 2010 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$3,727,577	$1,855,569	$1,872,008	$—	$—
Purchase obligations (2)	1,638,376	1,638,376	—	—	—

Total	$5,365,953	$3,493,945	$1,872,008	$—	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of a total of $638,000 of trade accounts payable and trade related accrued expenses at June 30, 2010, and a $1 million contingent contractual commitment for achievement of certain milestones, which approximates our contractual commitments for goods and services in the normal course of our business.
     AVP-923 License Milestone Payments. We hold the exclusive worldwide marketing rights to AVP-923 for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”). We will be obligated to pay CNS up to $400,000 in the aggregate in milestone payments to continue to develop AVP-923 for both PBA and DPN pain, assuming they are both approved for marketing by the FDA. We are not currently developing, nor do we have an obligation to develop, any other indications under the CNS license agreement. Included in this $400,000 of aggregate milestone payments is a one-time $75,000 milestone payment that will be due to CNS if the FDA approves AVP-923 for the treatment of PBA. In addition, as described below, we are obligated to pay CNS a royalty on net GAAP revenue generated by sales of AVP-923 with respect to each indication, if the drug is approved by the FDA for commercialization. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense AVP-923 to a third party. Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursue the development of AVP-923 for all of the licensed indications. Of the clinical indications that we currently believe may be of interest, expected milestone payments could total $800,000. In general, individual milestone payments range from $150,000 to $250,000 for each accepted new drug application submission (“NDA”) and a similar amount for each approved NDA. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenues.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Management Outlook
     We believe that cash and cash equivalents and restricted investments of approximately $41.7 million at June 30, 2010 will be sufficient to sustain our planned level of operations for at least the next twelve months and through the anticipated FDA approval decision for AVP-923 for PBA. However, we cannot provide assurances that our planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated. If AVP-923 is approved by the FDA, we will either need to raise additional capital or partner (either in the U.S. or outside the U.S.) to finance our long-term operations, including the planned launch of AVP-923.
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
Interest rate sensitivity
     The primary objective of our investments in these securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of June 30, 2010 as held-to-maturity. These held to maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to result in a material effect on interest income.
     As of June 30, 2010, approximately $31.6 million of the Company’s cash and cash equivalents were maintained in four separate money market mutual funds, and approximately $9.8 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At June 30, 2010, such uninsured deposits totaled approximately $40.1 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
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
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2010. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.
Item 1A. RISK FACTORS
Risks Relating to Our Business
     There can be no assurance that the FDA will approve AVP-923 for PBA or any other indication.
     In October 2006, we received an “approvable letter” from the FDA for our NDA submission for AVP-923 in the treatment of patients with PBA. The approvable letter raised certain safety and efficacy concerns. Based on discussions with the FDA, we were able to successfully resolve the outstanding efficacy concern of the original dose formulation that was tested in earlier clinical trials. However, the safety concerns require additional clinical development to resolve. To address the safety concerns, we re-formulated AVP-923 and conducted one additional confirmatory Phase III clinical trial using new lower quinidine dose formulations. Although we believe that the data from the confirmatory trial, combined with additional clinical and pre-clinical data, should be sufficient to address the issues outlined in the FDA approvable letter, it is possible that the FDA will continue to have safety or other concerns that could prevent or delay approval. Accordingly, there can be no assurance that the FDA will approve AVP-923 for commercialization.
     Additionally, although we have a Special Protocol Assessment (“SPA”) from the FDA for our recently completed confirmatory Phase III trial for AVP-923 in patients with PBA, there can be no assurance that the terms of the SPA will ultimately be binding on the FDA. An SPA is intended to serve as a binding agreement with the FDA on the adequacy of the planned design, conduct and analysis of a clinical trial. Even where an SPA has been granted, however, additional data may subsequently become available that causes the FDA to reconsider the previously agreed upon SPA and the FDA may have subsequent safety or efficacy concerns that override this agreement. As a result, even with positive data obtained under an SPA, we cannot be certain that the trial results will be found to be adequate to demonstrate a favorable risk/benefit profile required for product approval.
     Even if AVP-923 receives marketing approval from the FDA, the approval may be delayed and/or may not be on the terms that we seek and could limit the marketability of the drug.
     Even if the FDA approves AVP-923 for marketing in one or more indications, approval could be granted on terms less favorable than those we are seeking. This may, in turn, limit our ability to commercialize AVP-923 and generate substantial revenues from its sales. The FDA could also delay the PDUFA date for AVP-923 beyond October 30, 2010 which would result in a delayed commercial launch of AVP-923, if it is ultimately approved by the FDA. In addition to the confirmatory Phase III trial in PBA, we completed additional pre-clinical and clinical cardiac safety studies designed to enhance our complete response to the FDA’s approvable letter and to support planned label discussions with the FDA. Although we believe these studies showed an improvement in the margin of cardiac safety with the new lower dose of quinidine, it did show mean QTc prolongation of a duration that is above the FDA’s threshold of concern (5 ms mean increase) in approving new drugs. As a result, we could face one or more of the following risks:
•	product labeling may restrict use to certain patient populations (e.g. ALS and MS only);

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, which is the strongest type of warning that the FDA can require for a drug and is generally reserved for warning prescribers about adverse drug reactions that can cause serious injury or death;

•	regulatory authorities may withdraw approval of the product after its initial approval;

•	physicians may be required to conduct tests prior to dispensing product or monitor patients taking AVP-923;

•	we may be required to conduct additional studies either post-marketing or before approval;

•	we may be subject to an extensive Risk Evaluation Mitigation Strategies (“REMS”) program that includes Elements to Assure Safe Use; and

•	AVP-923 may not be approved by the FDA for commercialization as the FDA may perceive that the benefit does not outweigh the potential risk.
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
     Our near-term prospects are dependent on AVP-923. If we are unable to successfully develop and obtain regulatory approval for AVP-923 for the treatment of patients with PBA, or if approved, to commercialize AVP-923, our ability to generate significant revenue or achieve profitability will be adversely affected.
     AVP-923 is currently not approved for marketing by the FDA and our ability to generate significant revenue in the near to medium term is entirely dependent upon our ability to receive FDA approval of AVP-923 for PBA, and if successful, to commercialize AVP-923. If we are unable to successfully develop, obtain regulatory approval for and commercialize AVP-923 for the treatment of patients with PBA, our ability to generate revenue from product sales will be significantly delayed and our stock price would likely decline.
     We have a history of net losses and an accumulated deficit, and we may never generate sufficient revenue to achieve or maintain profitability in the future.
     We have experienced significant net losses and negative cash flows from operations. For the years ended September 30, 2009 and 2008, we had net losses of approximately $22.0 million and $17.5 million, respectively. As of September 30, 2009, we had an accumulated deficit of approximately $278.0 million, and as of June 30, 2010, we had an accumulated deficit of approximately $295.0 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates and from our general and administrative expenses. We may continue incurring net losses for the foreseeable future.

     Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully obtain the necessary regulatory approvals for AVP-923 and, if approved, manufacture and market AVP-923 for the treatment of patients with PBA. Although we are developing AVP-923 for use in other indications, we may not obtain the necessary regulatory approvals to market AVP-923 for these additional indications. We expect to continue to spend substantial amounts on seeking regulatory approvals for AVP-923, and preparing for the potential commercial launch of AVP-923 for PBA, if approved. As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.
     The FDA’s safety concerns regarding AVP-923 for the treatment of PBA extend to other clinical indications that we have been pursuing, including DPN pain. Due to these concerns, any future development of AVP-923 for other indications is expected to use an alternative lower-dose quinidine formulation, which may negatively affect efficacy.
     We have successfully completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter necessitate the testing of a low-dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for this indication, we believe it is likely that two large well-controlled Phase III trials would be needed to support an NDA filing for this indication. Due to our limited capital resources and current focus on gaining approval for the PBA indication, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for AVP-923. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent PK study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 for other indications or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

     If we are unable to maintain adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize AVP-923 effectively.
     If AVP-923 is approved for marketing, we may not be able to adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms. Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:
•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel on AVP-923;

•	establish and maintain successful sales and marketing and education programs for our targeted physicians; and

•	manage geographically dispersed sales and marketing operations.
     The potential commercialization of AVP-923 requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, we may enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach foreign market segments and when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold AVP-923, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to develop and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant product revenue or become profitable.
     We have limited capital resources and will need to raise additional funds to support our operations.
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates, accumulating losses totaling approximately $295.0 million as of June 30, 2010, and we expect to continue to incur substantial operating losses for the foreseeable future. As of June 30, 2010, we had approximately $41.7 million in cash and cash equivalents and restricted investments in marketable securities. Additionally, we currently do not have any meaningful sources of recurring revenue or cash flow from operations.
     In light of our current capital resources, lack of near-term revenue opportunities and substantial long-term capital needs, including significant costs relating to the expected launch of AVP-923 in early 2011 (assuming a favorable approval decision from the FDA), we will need to partner (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, including the commercialization of AVP-923, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this filing, we estimate that we have sufficient funds to sustain our operations at their current levels through at least the next 12 months, which includes the initial planned launch of AVP-923 for PBA in 2011, if approved. Although we expect to be able to raise additional capital, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development and commercialization plans for AVP-923. This may result in significant delays or cutbacks in the commercialization of AVP-923, if approved, and may force us to further curtail our operations.

     Any transactions that we may engage in to raise capital could dilute our stockholders and diminish certain commercial prospects.
     Although we believe that we will have adequate capital reserves to fund operations through the initial launch of AVP-923, if approved, we expect that we will need to raise additional capital in the future. We may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing stockholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. In addition, debt financing, to the extent available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or entering into licensing transactions. If we seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.
     In July 2009, we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12.5 million shares of our common stock from time to time into the open market at prevailing prices. As of June 30, 2010, we had sold a total of approximately 4.7 million shares under this facility. In addition, in September 2009, we filed a shelf registration statement on Form S-3 to sell an aggregate of up to $75M shares of common stock. As of July 29, 2010, we have sold a total of approximately $27.5 million under this registration statement. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for AVP-923. If we actively sell shares under this facility, a significant number of shares of common stock could be issued in a short period of time, although we would attempt to structure the volume and price thresholds in a way that minimizes market impact. Notwithstanding these control efforts, these sales, or the perceived risk of dilution from potential sales of stock through this facility, may depress our stock price or cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. A decline in our stock price might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities, and may cause our stockholders to lose part or all of the value of their investment in our stock.
     We have licensed out or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
     We have entered into agreements for the licensing out or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in major markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on AVP-923. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for AVP-923 for PBA and/or other indications and we may choose to pursue a partnership or license involving AVP-923, if the terms are attractive. However, these transactions involve numerous risks, including:
•	diversion of management’s attention from normal daily operations of the business;

•	disputes over earn-outs, working capital adjustments or contingent payment obligations;

•	insufficient proceeds to offset expenses associated with the transactions; and

•	the potential loss of key employees following such a transaction.

     Transactions such as these carry significant risks where a large portion of the total consideration is contingent upon post-closing events, such as commercialization or sales milestones. We may not exercise control over whether these milestones are met and, if they are not met, then a potentially large portion of the value of the transaction may not be realized. Disputes may also develop over these and other terms, such as representations and warranties, indemnities, earn-outs, and other provisions in the transaction agreements. If disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected and we may not realize the anticipated benefits from the transactions.
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
     We have invested in an extensive patent portfolio and we rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. Because of the competitive nature of the biopharmaceutical industry, we cannot assure you that:
•	the claims in any pending patent applications will be allowed or that patents will be granted;

•	competitors will not develop similar or superior technologies independently, duplicate our technologies, or design around the patented aspects of our technologies;

•	our technologies will not infringe on other patents or rights owned by others, including licenses that may not be available to us;

•	any of our issued patents will provide us with significant competitive advantages;

•	challenges will not be instituted against the validity or enforceability of any patent that we own or, if instituted, that these challenges will not be successful; or

•	we will be able to secure additional worldwide intellectual property protection for our AVP-923 patent portfolio.
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
     Depending upon the timing, duration and specifics of FDA approval, if any, of AVP-923, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. If AVP-923 is approved, the Hatch-Waxman Amendments may permit a patent restoration term of up to five years for one of our patents covering AVP-923 as compensation for the patent term lost during product development and the regulatory review process. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application with a maximum of five years. We intend to apply for patent term restoration. However, because AVP-923 is not a new chemical entity, but is a combination of two previously approved products, it is uncertain whether AVP-923 will be granted any patent term restoration under the U.S. Patent and Trademark Office guidelines. In addition, the patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years after the product’s approval date.

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
     Once the three-year FDCA exclusivity period has passed and after the patents (including the patent restoration term, if any) that cover AVP-923 expire, generic drug companies would be able to introduce competing versions of the drug. If we are unsuccessful in defending our patents against generic competition, our long-term revenues from AVP-923 sales may be less than expected, we may have greater difficulty finding a development partner or licensee for AVP-923 and the costs to defend the patents would be significant.
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
     We face challenges recruiting and retaining members of management and other key personnel.
     The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in commercial, clinical and regulatory affairs, research and development and accounting and finance. Because we have a relatively small organization, the loss of any executive officers, including the Chief Executive Officer, key members of senior management or other key employees, could adversely affect our operations. For example, if we were to lose one or more of the senior members of our clinical and regulatory affairs team, the pace of potential FDA approval for AVP-923 could be slowed significantly.

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
     Additionally, the FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or draw different conclusions from our clinical trial data or ask for additional information at any time during their review. For example, the use of different statistical methods to analyze the efficacy data from our Phase III trial of AVP-923 in DPN pain results in significantly different conclusions about the efficacy of the drug. Although we believe we have legitimate reasons to use the methods that we have adopted as outlined in our SPA with the FDA, the FDA may not agree with these reasons and may disagree with our conclusions regarding the results of these trials.

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
     The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in areas similar to those in which we are performing our research. For example, we expect that AVP-923 will face competition from antidepressants, atypical anti-psychotic agents and other agents in the treatment of PBA and from a variety of pain medications and narcotic agents for the treatment of DPN pain.
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

     We face uncertainty related to healthcare reform, pricing and reimbursement which could reduce our revenue.
     The U.S. Congress recently adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
     Sales of AVP-923, if approved for commercialization, will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. If AVP-923 is approved for commercialization, pricing and reimbursement may be uncertain. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
     Adoption of AVP-923 by the medical community may be limited if third-party payors will not offer coverage. Cost control initiatives may decrease coverage and payment levels for AVP-923 and, in turn, the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to AVP-923. Any denial of private or government payor coverage or inadequate reimbursement for procedures performed using AVP-923, if commercialized, could harm our business and reduce our revenue.
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
     We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute AVP-923 and the Active Pharmaceutical Ingredient (“API”) for docosanol 10% cream and to provide clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and AVP-923, and a sole manufacturer for the finished form of AVP-923. In addition, these materials are custom and available from only a limited number of sources. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or AVP-923 supplier. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing AVP-923 could delay our clinical trials of this product candidate for DPN pain. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, the ongoing economic crisis creates risk for us if any of these third parties suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.
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
     Under our typical license arrangement we have no direct control over the development of drug candidates and have only limited, if any, input on the direction of development efforts. These development efforts are made by our licensing partner, and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs. We similarly rely on licensing partners to obtain regulatory approval for docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements. If we were to license AVP-923 to a third party or a development partner, it is likely that much of the long-term success of that drug will similarly depend on the efforts of the licensee.
     We expect to rely entirely on third parties for international registration, sales and marketing efforts.
     In the event that we attempt to enter into international markets, we expect to rely on collaborative partners to obtain regulatory approvals and to market and sell our product(s) in those markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling AVP-923, with the exception of one such agreement relating to Israel. We may be unable to enter into any other arrangements on terms favorable to us, or at all, and even if we are able to enter into sales and marketing arrangements with collaborative partners, we cannot assure you that their sales and marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling AVP-923 in international markets, or if our collaborators’ efforts are unsuccessful, our ability to generate revenues from international product sales will suffer.

Risks Relating to Our Stock
     Our stock price has historically been volatile and we expect that this volatility will continue for the foreseeable future.
     The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	comments made by securities analysts, including changes in their recommendations;

•	short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	announcements by us of financing transactions and/or future sales of equity or debt securities;

•	sales of our common stock by our directors, officers or significant stockholders;

•	regulatory developments in the U.S. and foreign countries;

•	lack of volume of stock trading leading to low liquidity; and

•	market and economic conditions.
     If a substantial number of shares are sold into the market at any given time, particularly following any significant announcements or large swings in our stock price (whether sales are through the financing facility with Cantor Fitzgerald & Co., from an existing stockholder, or the result of warrant or stock options exercised), there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.
     Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to our product candidates, including AVP-923, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter to quarter. Our operating results and prospects may also vary depending on the status of our partnering arrangements.
     As a result of these factors, we expect that our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of the AVP-923 approvable letter, could give rise to stockholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in favor of the Company. We have, from time to time, been a party to such suits and although none have been material to date, there can be no assurance that any such suit will not have an adverse effect on the Company.
     If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting, and we expect that we will again become subject to these requirements starting with the year ending September 30, 2010.

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
     We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS
Exhibits

10.1	Underwriting Agreement, dated May 6, 2010, between Avanir Pharmaceuticals, Inc. and Jefferies & Company, Inc. (1)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

(1)	Incorporated by reference to Current Report on Form 8-K filed on May 6, 2010, as Exhibit 1.1

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	August 5, 2010
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	August 5, 2010