Form 10-Q
period 2010-12-31
AVANIR PHARMACEUTICALS, INC.
filed 2011-02-07
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of January 31, 2011, the registrant had 121,571,574 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$117,664,701	$38,771,469
Stock subscriptions receivable	—	580,910
Royalty receivable	1,430,245	29,471
Inventories	536,599	652,628
Prepaid expenses	500,188	432,705
Other current assets	301,903	23,396
Current portion of restricted investments in marketable securities	466,925	200,000

Total current assets	120,900,561	40,690,579
Restricted investments in marketable securities, net of current portion	884,625	401,550
Property and equipment, net	607,541	449,712
Non-current inventories	228,207	228,207
Other assets	370,025	371,150

TOTAL ASSETS	$122,990,959	$42,141,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$896,955	$2,106,110
Accrued expenses and other liabilities	2,224,924	1,070,061
Accrued compensation and payroll taxes	1,405,870	2,147,371
Current portion of deferred revenues	2,087,226	2,399,849

Total current liabilities	6,614,975	7,723,391
Accrued expenses and other liabilities, net of current portion	340,441	334,269
Deferred revenues, net of current portion	5,972,592	6,076,982

Total liabilities	12,928,008	14,134,642

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2010 and September 30, 2010	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 121,571,517 and 95,965,572 shares issued and outstanding as of December 31, 2010 and September 30, 2010	12,157	9,597
Common stock subscribed but unissued	—	580,910
Additional paid-in capital	426,847,349	332,100,685
Accumulated deficit	(316,796,555)	(304,684,636)

Total stockholders’ equity	110,062,951	28,006,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,990,959	$42,141,198

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2010	2009
REVENUES
Revenues from royalties	$1,818,487	$1,484,934

OPERATING EXPENSES
Research and development	3,843,789	3,446,890
Selling, general and administrative	10,093,438	2,866,478

Total operating expenses	13,937,227	6,313,368

Loss from operations	(12,118,740)	(4,828,434)

OTHER INCOME (EXPENSES)
Interest income	7,132	5,804
Other, net	(311)	(327)

Net loss	$(12,111,919)	$(4,822,957)

Basic and diluted net loss per share	$(0.11)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	108,396,709	83,159,376

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(12,111,919)	$(4,822,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,171	52,181
Share-based compensation expense	833,608	699,072
Changes in operating assets and liabilities:
Royalty receivables	(1,400,774)	(884,265)
Inventories	116,029	—
Prepaid expenses and other assets	(344,865)	(7,676)
Accounts payable	(1,078,533)	(294,748)
Accrued expenses and other liabilities	952,170	156,146
Accrued compensation and payroll taxes	(741,501)	(815,437)
Deferred revenues	(417,013)	(598,607)

Net cash used in operating activities	(14,105,627)	(6,516,291)

INVESTING ACTIVITIES:
Purchase of investments in securities	(750,000)	—
Purchase of property and equipment	(166,757)	(31,586)

Net cash used in investing activities	(916,757)	(31,586)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	87,739,893	183,044
Proceeds from exercise of stock options and warrants	5,594,813	—
Collection of stock subscriptions receivable	580,910	—
Tax withholding payments reimbursed by surrender of restricted stock	—	(4,859)

Net cash provided by financing activities	93,915,616	178,185

Net increase (decrease) in cash and cash equivalents	78,893,232	(6,369,692)
Cash and cash equivalents at beginning of period	38,771,469	31,486,012

Cash and cash equivalents at end of period	$117,664,701	$25,116,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,200	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accrued expenses and other liabilities	$208,865	$—
     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q. These condensed consolidated financial statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the current period presentation.
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA™ (formally referred to as AVP-923 or its previously proposed trade name Zenvia), a unique proprietary combination of dextromethorphan/quinidine, for the treatment of pseudobulbar affect (“PBA”). The Company plans to commence promotion of NUEDEXTA in February 2011.
     AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”).
     In addition to the Company’s focus on products for the central nervous system, the Company also has partnered programs in other therapeutic areas which may generate future income. The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by its marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, the Company licensed all its monoclonal antibodies and remains eligible to receive milestone payments and royalties related to the sale of these assets.
     The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain acceptance by the medical field or that the indicated use may not be clearly understood; our dependence on third parties for manufacturing and distribution of NUEDEXTA; that we may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; timing and uncertainty of achieving milestones in clinical trials; and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for NUEDEXTA (referred to as “AVP-923”). The Company’s operating expenses depend substantially on the level of expenditures for the commercial launch of NUEDEXTA, clinical development activities for NUEDEXTA as well as AVP-923 and the rate of progress being made on such activities.

     Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.
Significant Accounting Policies
     The following represents an update for the three months ended December 31, 2010 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Concentrations
     As of December 31, 2010, approximately $78.5 million of the Company’s cash and cash equivalents were maintained in four separate money market mutual funds, and approximately $39.1 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2010, such uninsured deposits totaled approximately $114.3 million of the $119.0 million of total cash and restricted investments. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing.
     The Company performs ongoing credit evaluations of its customers’ financial condition and would limit the amount of credit extended if necessary; however, the Company has historically required no collateral.
Fair value of financial instruments
     At December 31, 2010 and September 30, 2010, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value.
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
     Multiple Element Arrangements. The Company has, in the past, entered into arrangements whereby it delivers to the customer multiple elements including technology and/or services. Such arrangements have generally included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. At the inception of the arrangement, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.
     A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similar situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
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
     Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline, (“GSK”) the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the three months ended December 31, 2010 and 2009, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million and $886,000, respectively. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), the Company recognizes revenue when it has determined that the threshold has been exceeded. During the three months ended December 31, 2010, sales in excess of the threshold resulted in recognized royalty revenues from Azur of approximately $243,000. No royalty revenue was recognized from Azur for the three months ended December 31, 2009.
     When the Company sells its rights to future royalties under license agreements and also maintains continuing involvement in earning such royalties, it defers recognition of any upfront payments and recognizes them as revenues over the life of the license agreement. The Company recognizes revenues for the sale of an undivided interest of its Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GSK for the period to the total remaining royalties the Company expects GSK will pay Drug Royalty USA over the remaining term of the agreement by the unamortized deferred revenues.
     Cost of revenues
     Cost of revenues includes direct and indirect costs to manufacture product sold, including the write-off of obsolete inventory.
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
     Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for periods in fiscal 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical experience.

     Total compensation expense related to all of the Company’s share-based awards for the three month periods ended December 31, 2010 and 2009 was comprised of the following:.

	For the three months ended
	December 31,
	2010	2009
Share-based compensation classified as:
Selling, general and administrative expense	$686,910	$516,912
Research and development expense	146,698	182,160

Total	$833,608	$699,072

	For the three months ended
	December 31,
	2010	2009
Share-based compensation expense from:
Stock options	$491,353	$238,950
Restricted stock units	342,255	460,122

Total	$833,608	$699,072

     Since the Company provided a full valuation allowance related to its net deferred tax assets as of December 31, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended December 31, 2010 and 2009 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash used in financing activities. (See Note 10, “Employee Equity Incentive Plans”)
Income Taxes
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
     At December 31, 2010, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.4 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at December 31, 2010 and September 30, 2010.
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

     In July 2010, the Company applied for the Qualifying Therapeutic Discovery Project tax credit (“Therapeutic Credit”). The Therapeutic Credit allows qualifying business to claim a credit for 50% of their qualified investment in qualifying projects for tax years 2010 and 2009. In November 2010, the Company received notification from the Internal Revenue Service that it was granted a credit of approximately $244,000 related to the Therapeutic Credit. The Company elected to receive a cash grant in lieu of the credit. The cash grant which will be received by the Company is included in other current assets in the accompanying condensed consolidated balance sheet and is recorded as an offset to research and development expenses in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2010.
Recent Authoritative Guidance
     Fees Paid to the Federal Government by Pharmaceutical Manufacturers. In December 2010, the Financial Accounting Standard Board (“FASB”) ratified a consensus of the Emerging Issues Task Force (“EITF”) related to an annual fee to be paid to the federal government by pharmaceutical manufacturers as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This consensus requires the liability related to the annual fee to be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.
     Milestone Method of Revenue Recognition. In March 2010, the FASB ratified a consensus of the EITF related to the milestone method of revenue recognition. The consensus codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance effective October 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     Multiple-Deliverable Revenue Arrangements. In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance effective October 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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

     As of December 31, 2010, the Company’s cash equivalents held in money market mutual funds of approximately $78.5 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above.
4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES
     Restricted investments in marketable securities at December 31, 2010 and September 30, 2010 consist of certificates of deposit, which are classified as held-to-maturity. At December 31, 2010 and September 30, 2010, the fair value of these investments approximated their cost basis. At December 31, 2010, restricted investments in marketable securities totaling $884,625 consists of two investment certificates of deposit that automatically renew every 30 days and are related to irrevocable standby letters of credit connected to fleet rentals and an office lease with an expiration date in 2013, and are classified as non-current assets. Restricted investments in marketable securities also consists of two certificates of deposit that renew every three months totaling $466,925 and are related to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013, and are classified as a current asset. At September 30, 2010, restricted investments in marketable securities totaling $401,550 consists of an investment certificate of deposit that automatically renews every 30 days and is related to a letter of credit connected to an office lease with an expiration date in 2013 and is classified as a non-current asset. Restricted investments in marketable securities also consists of a $200,000 certificate of deposit that renews every three months and is related to the Company’s corporate credit card agreement and is classified as a current asset.
5. INVENTORIES
     Inventories are comprised of NUEDEXTA product and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan and quinidine, as well as the active pharmaceutical ingredient docosanol.
     The composition of inventories as of December 31, 2010 and September 30, 2010 is as follows:

	December 31,	September 30,
	2010	2010
		(audited)
Raw materials	$645,508	$554,465
Work in progress	5,130	326,370
Finished goods	114,168	—

Total inventory	764,806	880,835
Less: current portion	(536,599)	(652,628)

Non-current portion	$228,207	$228,207

     The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. As of December 31, 2010 and September 30, 2010, raw materials represent gross raw materials of approximately $1.3 million offset by inventory reserves of approximately $699,000.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	December 31,	September 30,
	2010	2010
		(audited)
Accrued research and development expenses	$81,305	$221,956
Accrued selling, general and administrative expenses	1,714,273	537,347
Deferred rent	8,099	12,148
Other liabilities	208,865	—
Lease restructuring liability (1)	552,823	632,879

Total accrued expenses and other liabilities	2,565,365	1,404,330
Less: Current portion	(2,224,924)	(1,070,061)

Non-current total accrued expenses and other liabilities	$340,441	$334,269

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease.
          The following table presents the restructuring activities in fiscal 2011:

	Balance at		Balance at
	September 30,	Payments/	December 31,
	2010	Reductions	2010
	(audited)
Accrued Restructuring
Total lease restructuring liability	$632,879	$(80,056)	$552,823
Less current portion	(298,610)		(292,382)

Non-current portion	$334,269		$260,441

7. DEFERRED REVENUES
     The following table sets forth as of December 31, 2010 the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Net deferred revenues as of October 1, 2010	$8,476,831
Changes during the period:
Recognized as revenues during period	(417,013)

Net deferred revenues as of December 31, 2010	$8,059,818

Classified and reported as:
Current portion of deferred revenues	$2,087,226
Deferred revenues, net of current portion	5,972,592

Total deferred revenues	$8,059,818

8. COMPUTATION OF NET LOSS PER COMMON SHARE
     Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In loss periods, certain of the common equivalent shares are excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive.
     For the three month periods ended December 31, 2010 and 2009, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2010	2009
Stock options	7,452,843	5,834,106
Stock warrants	8,541,212	12,240,437
Restricted stock units (1)	1,594,941	2,714,433

(1)	Includes 1,246,590 and 848,023 shares of restricted stock at December 31, 2010 and 2009, respectively, awarded to directors that have vested but are still restricted until the directors resign.
9. STOCKHOLDERS’ EQUITY
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the three month period ended December 31, 2010, the Company issued 1,235,000 shares of common stock under the Sales Agreement raising proceeds of approximately $5.3 million, net of offering costs, including commissions. As of December 31, 2010, a total of 7,594,510 shares of common stock have been issued under the Sales Agreement at an average price of $2.83 per share raising gross proceeds of approximately $21.5 million ($20.6 million, net of offering costs, including commissions). No shares have been sold under this facility since November 2010.
     In November 2010, the Company completed a common stock offering raising $88.0 million in gross proceeds and approximately $83.0 million in net proceeds to the Company after deducting underwriting discounts, commissions and offering expenses. In connection with the offering, 20 million shares of common stock were sold at a public offering price of $4.40 per share. The Company intends to use the net proceeds for operating expenses. In addition, the net proceeds may be used for further clinical, regulatory and commercial development of AVP-923, as well as business development activities.
     During the three months ended December 31, 2010, the Company received proceeds of approximately $5.3 million from the exercise of warrants to purchase 3,699,225 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share. As of December 31, 2010, warrants to purchase 8,541,212 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants outstanding at December 31, 2010, are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.
     During the three month period ended December 31, 2010, the Company issued 251,213 shares of common stock in connection with the vesting of restricted stock units. During the three months ended December 31, 2010, restricted stock unit awards for a total of 88,452 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

10. EMPLOYEE EQUITY INCENTIVE PLANS
     The Company currently has five equity incentive plans under which awards are outstanding (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. All of the Plans were approved by the stockholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units/RSUs or purchase of restricted stock.
     During the three month period ended December 31, 2010, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. During the three month period ended December 31, 2009, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Under the Plans, as of December 31, 2010, the Company had an aggregate of 14,166,818 shares of its common stock reserved for future issuance. Of those shares, 9,047,784 were subject to outstanding options and other awards and 5,119,034 shares were available for future grants of share-based awards. As of December 31, 2010, 120,000 restricted stock units were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of December 31, 2010, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of December 31, 2010.
     Stock Options. Stock options are granted with an exercise price equal to the current market price of the Company’s common stock at the grant date and have 10-year contractual terms. For option grants to employees, generally 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; for option grants to non-employee directors, one-third of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining two-thirds of the option shares vest and become exercisable daily or quarterly in equal installments thereafter over two years; and for certain option grants to non-employee directors, options have been granted as fully vested and exercisable at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
     Summaries of stock options outstanding and changes during the three-month period ended December 31, 2010 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2010	6,364,265	$1.69
Granted	1,513,700	$4.10
Exercised	(420,507)	$0.73
Forfeited	(4,615)	$4.80

Outstanding December 31, 2010	7,452,843	$2.24	8.4	$15,968,901

Vested and expected to vest in the future, December 31, 2010	6,993,639	$2.20	8.3	$15,352,600

Exercisable, December 31, 2010	2,158,654	$2.49	7.3	$5,544,298

     The weighted average grant-date fair value of options granted during the three-month periods ended December 31, 2010 and 2009 was $3.36 and $1.40 per share, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2010 was approximately $1.5 million based on the differences in market prices on the dates of exercise and the option exercise prices. There were no options exercised in the three month period ended December 31, 2009. As of December 31, 2010, the total unrecognized compensation cost related to unvested options was approximately $8.7 million which is expected to be recognized over the weighted-average period of 3.0 years, based on the vesting schedules.
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
     Assumptions used in the Black-Scholes model for options granted during the three month period ended December 31, 2010 were as follows:

Expected volatility	104% - 108%
Weighted-average volatility	108%
Expected term in years	5.8
Risk-fee interest rate (zero coupon U.S. Treasury Note)	1.5% - 2.2%
Expected dividend yield	0%
     The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.79	1,292,072	8.0	$0.53	483,262	$0.53
$0.88	1,905,343	7.6	$0.88	752,039	$0.88
$1.20-$1.74	1,662,460	8.7	$1.70	486,635	$1.62
$1.80-$4.18	2,288,281	9.6	$3.55	132,031	$2.38
$4.60-$19.38	304,687	4.5	$11.00	304,687	$11.00

	7,452,843	8.4	$2.24	2,158,654	$2.49

     Restricted stock units (“RSU”). RSUs granted to employees generally vest based on three years of continuous service from the date of grant. RSUs granted to non-employee directors generally vest over the term of one year from the grant date and are not released until the awardee’s termination of service. In fiscal 2010, vesting for non-employee director grants was amended to allow for accelerated vesting of RSUs in the case of a non-employee director’s resignation where either: (i) he/she has served for at least four years as a member of the Board and is in good standing at the time of resignation, or (ii) he/she resigns for reasons related to health or family matters and is otherwise in good standing at the time of resignation.
     The following table summarizes the RSU activities for the three months ended December 31, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2010	521,203	$3.46
Granted	166,813	$4.18
Vested	(339,665)	$1.70

Unvested, December 31, 2010	348,351	$5.52

     The grant-date fair value of RSUs granted during the three month periods ended December 31, 2010 and 2009 was approximately $697,000 and $499,000, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested shares was approximately $950,000 which is expected to be recognized over a weighted-average period of 1.1 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the three-month periods ended December 31, 2010 and 2009. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the three month periods ended December 31, 2010 and 2009.
     At December 31, 2010, there were 1,246,590 shares of restricted stock with a weighted-average grant date fair value of $1.58 per share awarded to directors that have vested but are still restricted until the director resigns.
     In December 2010, the Company awarded performance-based RSUs (“Performance RSUs”) to purchase up to 166,813 shares of the Company’s common stock. The grant date fair value of these awards was $4.18 per share. The RSUs have a performance goal that determines the actual number of shares to be awarded up to 166,813 shares. The shares vest 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date. If the goal is met by the target date, no shares are forfeited. If the goal is met within two months after the target date, 25% of the shares will be forfeited and if the goal is not met within two months after the target date, all shares will be forfeited. As of December 31, 2010, the performance goal had not been achieved, but is expected to be achieved by the target date. At December 31, 2010 all shares remain unvested and are included in the RSU activity table above.
     During the three month period ended December 31, 2009, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and are re-measured at each balance sheet date until vested.
     In November 2009, the Company’s compensation committee approved a modification to the vesting schedule of RSUs originally granted on December 4, 2007 (“Modified Awards”). The Modified Awards originally were to vest 50% upon the earlier of the completion of a Company milestone or December 4, 2010, and the remaining 50% on December 4, 2010. The awards’ vesting was modified to vest equally over two specified dates, March 15, 2010 and December 4, 2010. The Modified Awards were for an aggregate of 480,785 RSUs held by eight employees, including officers. The modification did not change the probability of vesting and did not result in any incremental share-based compensation. At the date of modification, no RSUs were vested and the then remaining unamortized share-based compensation expense was amortized over the remaining vesting periods of the Modified Awards.
11. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.
     In fiscal 2005, the Company paid $75,000 to CNS under the agreement for the submission of the new drug application (“NDA”) for the PBA indication. Upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011, the Company paid an additional $75,000 milestone. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses NUEDEXTA to a third party.
     Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $1.1 million if the Company pursued the development of NUEDEXTA for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted NDA filing and a similar amount for each approved NDA in addition to the royalty discussed above on net GAAP revenues. The Company does not have the obligation to develop additional indications under the CNS license agreement.
     Legal Contingencies — In the ordinary course of business, the Company may face various claims brought by third parties and it may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcomes of currently pending claims and lawsuits are not likely to have a material effect on the Company’s operations or financial position.
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
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of December 31, 2010.
12. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three month periods ended December 31, 2010 and 2009 are attributed to the United States. All long-lived assets at December 31, 2010 and September 30, 2010 are located in the United States.
     For the three month periods ended December 31, 2010 and 2009, the revenues from prior sale of rights to royalties under the GSK license agreement were 87% and 100% of total net revenues, respectively. Revenues from Azur totaled approximately 13% of total revenue for the three month period ended December 31, 2010, and there was no revenue from Azur for the three month period ended December 31, 2009.
13. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than discussed in the accompanying notes.
     From January 1, 2011 through January 31, 2011, 57 shares were issued pursuant to the vesting of restricted stock units that were outstanding at December 31, 2010.
     On February 1, 2011, the Company entered into a lease for approximately 30,000 square feet of office space commencing on July 1, 2011, for an initial lease term of 65 months. The lease has scheduled rent increases each year. The aggregate minimum payments over the initial term of the lease are expected to be approximately $3.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Part II, Item 1A. “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended December 31, 2010 is also referred to as the first quarter of fiscal 2011.
EXECUTIVE OVERVIEW
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA™ (formerly referred to as AVP-923 or its previously proposed trade name Zenvia), a unique proprietary combination of dextromethorphan/quinidine, for the treatment of pseudobulbar affect (“PBA”). We plan to commercially launch NUEDEXTA in February 2011.
     We have successfully completed a Phase III clinical trial for AVP-923 in the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). The use of AVP-923 in the treatment of DPN pain will require additional trials before we are able to seek FDA approval.
     In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas which may generate future income for us. Our first commercialized product, docosanol 10% cream; (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare), is the only over-the-counter treatment for cold sores that has been approved by the U.S. Food and Drug Administration (“FDA”). In 2008, we licensed our monoclonal antibody programs and we remain eligible to receive milestone payments and royalties related to the sale of these assets.
     NUEDEXTA for the Treatment of PBA
     NUEDEXTA is the first and only FDA-approved treatment for PBA. PBA occurs secondary to a variety of otherwise unrelated neurological conditions, and is characterized by involuntary, sudden, and frequent episodes of laughing and/or crying. PBA episodes typically occur out of proportion or incongruent to the patient’s underlying emotional state.
     NUEDEXTA is an innovative combination of two well-characterized components: dextromethorphan hydrobromide (20 mg), the active ingredient in the central nervous system, and quinidine sulfate (10 mg), a metabolic inhibitor enabling therapeutic dextromethorphan concentrations. NUEDEXTA acts on sigma-1 and N-Methyl-D-aspartic acid, or NMDA, receptors in the brain, although the mechanism by which NUEDEXTA exerts therapeutic effects in patients with PBA is unknown.
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

AVP-923 for the Potential Treatment of Neuropathic Pain
     AVP-923 for the treatment of MS-related pain
     Multiple Sclerosis (“MS”) is one of the most frequent chronic disease generating neurologic disabilities in young adults. Among the many symptoms and types of disabilities associated with MS, chronic pain has a significant impact on the daily life of patients with this disease.
     According to different studies, the prevalence of chronic pain in the MS population ranges between 30% and 80%. MS-related pain may be induced by different mechanisms including musculoskeletal problems, spasms and trigeminal neuralgia, but central neuropathic pain due to the involvement of the sensory pathways is the most frequent affecting about 50% of patients. This type of MS-related pain is most frequently located in the limbs and lumbar region. Focal lesions of long tracks in the spinal cord and brainstem or axonal lesions of long sensory fibers secondary to MS relapse may affect the sensory pathways.
     In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the AVP-923 STAR trial in PBA, including an endpoint measuring reduction of MS-related pain. AVP-923 30/10 mg demonstrated statistically significant relief of MS-related pain compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these data and the previous proof of concept pain data in MS patients with PBA, we are conducting a strategic assessment of the optimal clinical development path for AVP-923 to obtain an MS-related pain indication.
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
     Avanir has successfully completed a Phase III clinical trial for AVP-923 in the treatment of patients with DPN pain. In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for the treatment of patients with DPN pain. The most commonly reported adverse events from this Phase III study were dizziness, nausea, diarrhea, fatigue and somnolence, which were mild to moderate in nature. Due to safety concerns raised by the FDA in our October 2006 approvable letter for AVP-923, we are continuing to evaluate our options for this program and next steps.
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
     Xenerex Human Antibody Technology — Anthrax/Other Infectious Diseases
     In March 2008, we entered into an Asset Purchase and License Agreement with Emergent Biosolutions (“Emergent”) for the sale of our anthrax antibodies and license to use our proprietary Xenerex Technology platform, which was used to generate fully human antibodies to target antigens. Under the terms of the Agreement, we completed the remaining work under our NIH/NIAID grant (“NIH grant”) and transferred all materials to Emergent. Under the terms of the agreement, we are eligible to receive milestone payments and royalties on any product sales generated from this program. In connection with the sale of the anthrax antibody program, we also ceased all ongoing research and development work related to other infectious diseases on June 30, 2008.
     In September 2008, we entered into an Asset Purchase Agreement with a San Diego based biotechnology company for the sale of our non-anthrax related antibodies as well as the remaining equipment and supplies associated with the Xenerex Technology platform. In connection with this sale, we received an upfront payment and are eligible to receive future royalties on potential product sales, if any.
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

     A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2010 in the “Critical Accounting Policies and Estimates” section, as updated and amended in Note 2 of the Notes to our Condensed Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
Revenues
     Total revenues were approximately $1.8 million for the three months ended December 31, 2010 compared to approximately $1.5 million for the three months ended December 31, 2009. The increase in revenues of approximately $334,000, or 22%, was primarily attributed to an increase in royalty revenue of approximately $243,000 related to an agreement with Azur Pharma and an increase of approximately $91,000 to both deferred revenue recognized and annual royalty revenue from our license agreement with GSK.
     Potential revenue-generating contracts that remained active as of December 31, 2010 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Operating Expenses

	Three months ended
	December 31,
	2010	2009	$ Change
OPERATING EXPENSES
Research and development	$3,843,789	$3,446,890	$396,899
Selling, general and administrative	10,093,438	2,866,478	7,226,960

Total operating expenses	$13,937,227	$6,313,368	$7,623,859

Research and Development Expenses
     Research and development expenses increased by approximately $397,000 from approximately $3.4 million in the first quarter of fiscal 2010 to approximately $3.8 million for the first quarter of fiscal 2011. The increase is primarily due to an increase in costs related to regulatory and medical affairs activities for NUEDEXTA. We expect the quarterly expenditures for research and development expenses to increase from the first quarter of fiscal 2011 level as we develop a regulatory filing plan for NUEDEXTA in Europe and continue development for other formulations of NUEDEXTA. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses and are expected to increase in the coming months.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $7.2 million from approximately $2.9 million for the first quarter of fiscal 2010 compared to approximately $10.1 million for the first quarter of fiscal 2011. The increase is primarily attributed to costs associated with preparation for commercial readiness for the launch of NUEDEXTA, including personnel costs resulting from the hiring of a sales force and marketing program costs. We expect at least the same level of quarterly expenditures for selling, general and administrative expenses during fiscal 2011 as we experienced in the first fiscal quarter of 2011 as a result of the commercial launch of NUEDEXTA.

Share-Based Compensation
     Total share-based compensation expense in the three month periods ended December 31, 2010 and 2009 was approximately $834,000 and $699,000, respectively. Selling, general and administrative expense in the three month periods ended December 31, 2010 and 2009 includes share-based compensation expense of approximately $687,000 and $517,000, respectively. Research and development expense in the three month periods ended December 31, 2010 and 2009 includes share-based compensation expense of approximately $147,000 and $182,000, respectively. As of December 31, 2010, approximately $9.6 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.9 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expenses)
     For the three month period ended December 31, 2010, interest income increased to $7,132, compared to approximately $5,804 for the same period in the prior year.
Net Loss
     Net loss was approximately $12.1 million or $0.11 per share in the three month period ended December 31, 2010 compared to a net loss of approximately $4.8 million, or $0.06 per share, for the three month period ended December 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity by our ability to utilize existing cash and to generate additional cash to fund future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of inventories, accounts payable and capital expenditures; the timing and extent of cash received from milestone payments under license agreements; ability to obtain adequate credit facilities; and financial flexibility to attract long-term equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities and used to fund operations, working capital requirements and investing activities.
Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Three Months		Three Months
	Ended	Change	Ended
	December 31,	Between	December 31,
	2010	Periods	2009
Net cash used in operating activities	$(14,105,627)	$(7,589,336)	$(6,516,291)
Net cash used in investing activities	(916,757)	(885,171)	(31,586)
Net cash provided by financing activities	93,915,616	93,737,431	178,185

Net increase (decrease) in cash and cash equivalents	$78,893,232	$85,262,924	$(6,369,692)

     Operating activities. Net cash used in operating activities amounted to approximately $14.1 million in the first three months of fiscal 2011 compared to approximately $6.5 million in the first three months of fiscal 2010. The increase is primarily due to expenses related to our regulatory and commercial readiness activities.
     Investing activities. Net cash used in investing activities was approximately $917,000 in the first three months of fiscal 2011, compared to net approximately $32,000 in the first three months of fiscal 2010. The increase in cash used in investing activities was primarily related to investments in securities and an increase in the purchase of property and equipment.

     Financing activities. Net cash provided by financing activities was approximately $93.9 million in the first three months of fiscal 2011 compared to approximately $178,000 in the first three months of fiscal 2010. In the first quarter of fiscal 2011, we raised approximately $83.0 million in proceeds, net of offering costs, including commissions, from our public offering and approximately $5.3 million in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. Additionally, we received proceeds of approximately $5.3 million from the exercise of warrants.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. As of December 31, 2010, approximately $13.5 million remains available on this shelf registration statement. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of December 31, 2010, approximately 7.6 million shares of common stock had been sold under this facility for total gross proceeds of approximately $21.5 million. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for AVP-923.
     In September 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. Approximately $34.5 million remains available on this shelf registration statement following the offerings completed in May and November 2010 as discussed below.
     In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds to the Company, after deducting underwriting discounts, commissions and estimated offering expenses.
     In September 2010, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. Following the November 2010 offering discussed below, there were no funds remaining on this shelf registration statement.
     In November 2010, we completed an underwritten public offering of 20,000,000 shares of our common stock offered at a public offering price of $4.40 per share. Gross offering proceeds resulting from the offering were approximately $88.0 million, with net proceeds of approximately $83.0 million, after deducting offering discounts, costs and commissions.
     As of December 31, 2010 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations (1)	$2,751,795	$1,483,225	$1,268,570	$—	$—
Purchase obligations (2)	2,901,536	2,821,536	80,000	—	—

Total	$5,653,331	$4,304,760	$1,348,570	$—	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at December 31, 2010 which approximates our contractual commitments for goods and services in the normal course of our business.

     NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).
     We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.
     Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursued the development of NUEDEXTA for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA in addition to the royalty discussed above on net GAAP revenues. We do not have the obligation to develop additional indications under the CNS license agreement.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Management Outlook
     We believe that cash and cash equivalents and restricted investments of approximately $119.0 million at December 31, 2010 will be sufficient to sustain our planned level of operations through the end of fiscal 2012. However, we cannot provide assurances that our planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.
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
Interest rate sensitivity
     The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of December 31, 2010 as held-to-maturity. These held to maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.
     As of December 31, 2010, approximately $78.5 million of the Company’s cash and cash equivalents were maintained in four separate money market mutual funds, and approximately $39.1 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2010, such uninsured deposits totaled approximately $114.3 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance (our principal financial and accounting officer), of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2010. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. Management believes the outcome of currently identified claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.
Item 1A. RISK FACTORS
     This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, capital resources, commercial market estimates, safety of NUEDEXTA, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. We disclaim any intent to update forward-looking statements to reflect subsequent developments or actual results.
Risks Relating to Our Business
     Our near-term prospects are dependent on NUEDEXTA. If we are unable to successfully commercialize NUEDEXTA, including successfully maintaining adequate sales, marketing or distribution capabilities or entering into agreements with third parties to perform some of these functions, we will not be able to commercialize NUEDEXTA effectively and our ability to generate significant revenue or achieve profitability will be adversely affected. For example, because NUEDEXTA contains quinidine, which is a known pro-arrhythmic drug, it is possible that medical information systems may incorrectly identify NUEDEXTA as contraindicated or otherwise inappropriate for a patient, even in situations where the risks are substantially less than indicated.
     Although NUEDEXTA has been approved for marketing, our ability to generate significant revenue in the near to medium term is entirely dependent upon our ability to commercialize NUEDEXTA. As we commercially launch NUEDEXTA, we may not be able to adequately build or maintain the necessary sales, marketing, supply chain management or reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms. Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:
•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel on NUEDEXTA;

•	establish and maintain successful sales and marketing and education programs for our targeted physicians;

•	manage geographically dispersed sales and marketing operations; and

•	maintain and defend our patent protection and maintain regulatory exclusivity for NUEDEXTA.
          The commercialization of NUEDEXTA requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, pharmacies, institutions and prescribers may rely on third-party medical information systems to interpret the NUEDEXTA approved product label and guide utilization of NUEDEXTA. If these information systems load incorrect information or misinterpret the approved product label, it may result in lower adoption or utilization than expected.
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
     We have a history of net losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve or maintain profitability in the future.
     We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of December 31, 2010, we had an accumulated deficit of approximately $316.8 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates and from our general and administrative expenses. We may continue incurring net losses for the foreseeable future and we expect our operating losses to increase for at least the short term as we increase our total expenditures in preparation for the commercial launch of NUEDEXTA.
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
     Our drug is being made available to patients to treat PBA, an indication for which there is no established pharmaceutical market. Industry sources and equity research analysts have a wide divergence of estimates for the near- and long-term market potential of our product. A variety of assumptions directly impact the estimates for our drug’s market potential, including estimates of underlying neurologic condition prevalence, severity of PBA prevalence among these conditions, rates of physician adoption of our drug for treatment of PBA among these populations, drug pricing assumptions, and patient adherence and compliance rates within each underlying neurologic condition. Small differences in these assumptions can lead to widely divergent estimates of the market potential of our product. Additionally, although our approved product label is indicated to treat PBA, without regard for the underlying neurological condition, it is possible that physicians, Division of Drug Marketing, Advertising and Communication (“DDMAC”) or others may interpret the label more narrowly than the FDA’s approving Division and believe that PBA secondary to certain conditions, such as Alzheimer’s disease, is not an indicated use. If such interpretations are widespread, the actual market size may be smaller than we have estimated. Accordingly, investors are cautioned not to place undue reliance on any particular estimates of equity research analysts or industry sources.
     We have limited capital resources and may need to raise additional funds to support our operations.
     We have experienced significant operating losses in funding the research, development and clinical testing of our drug candidates and we expect to continue to incur substantial operating losses for the foreseeable future as we commence commercial operations. Although we had approximately $119.0 million in cash and cash equivalents and restricted investments in marketable securities as of December 31, 2010, we currently do not have any meaningful sources of recurring revenue or cash flow from operations and may not be able to achieve profitability with our current capital resources.
     In light of our substantial long-term capital needs, we may need to partner (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels through fiscal 2012, which includes the costs associated with the launch of NUEDEXTA for PBA in the first calendar quarter of fiscal 2011. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development and commercialization plans for NUEDEXTA. This may result in significant delays or cutbacks in the commercialization of NUEDEXTA and may force us to further curtail our operations or seek to raise additional capital.
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
     The combination of dextromethorphan and quinidine has never been marketed for the treatment of any condition until the approval of NUEDEXTA. NUEDEXTA has only been studied in a limited number of patients in clinical studies and the data submitted to the FDA as part of our New Drug Application was obtained in controlled clinical trials of limited duration. In connection with the approval of NUEDEXTA, the FDA has required that we conduct certain post-approval studies, which include both non-clinical studies and a pediatric development plan. New safety or drug interaction issues may arise from these studies or as NUEDEXTA is used over longer periods of time by a wider group of patients. In addition, as we conduct other clinical trials for AVP-923 in other indications, new safety problems may be identified which could negatively impact both our ability to successfully complete these studies and the use and/or regulatory status of NUEDEXTA for the treatment of PBA. New safety or drug interaction issues may result in product liability lawsuits and may require us to, among other things, provide additional warnings and/or restrictions on the NUEDEXTA prescribing information, including a boxed warning, directly alert healthcare providers of new safety information, narrow our approved indications, or alter or terminate current or planned trials for additional uses of AVP-923, any of which could have a significant adverse impact on potential sales of NUEDEXTA.
     In addition, if we are required to conduct additional post-approval clinical studies, implement a REMS, or take other similar actions, such requirements or restrictions could have a material adverse impact on our ability to generate revenues from sales of NUEDEXTA, or require us to expend significant additional funds.
     We have licensed or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.
     We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on NUEDEXTA. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for PBA and/or AVP-923 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA, if the terms are attractive. However, these transactions involve numerous risks, including:
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
     The FDA’s safety concerns regarding our prior formulation of NUEDEXTA, known as AVP-923, for the treatment of PBA extend to other clinical indications that we have been pursuing, including DPN pain. Due to these concerns, any future development of AVP-923 for other indications is expected to use an alternative lower-dose quinidine formulation, which may negatively affect efficacy.
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
     Based on the results of our market research, we believe that physicians are likely to support the use and adoption of NUEDEXTA for the treatment of PBA. We conducted market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product, and not actual results from prescription of the product, which could result in different responses from those same or other physicians.
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
     Market exclusivity provisions under the Federal Food, Drug and Cosmetic Act, or the FDCA, may also delay the submission or the approval of certain applications for competing product candidates. The FDCA provides three years of non-patent marketing exclusivity for an NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving abbreviated NDAs (ANDA) for drugs containing the original active agent.
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
     NUEDEXTA is approved under the provisions of the FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product.
     The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of patents listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, on a wide array of innovative therapeutic products. We expect this trend to continue and to implicate drug products with even relatively modest revenues. Because we have method of use patents covering NUEDEXTA, rather than composition of matter patents, we could be particularly susceptible to receiving a generic challenge.
     If we receive a Paragraph IV challenge and file suit for patent infringement within 45 days, the ANDA application will automatically be stayed (suspended) for up to thirty months. The thirty-month stay will expire if a court issues a final order determining that our patents covering NUEDEXTA are invalid, unenforceable or not infringed. If an ANDA filer were to receive approval to sell a generic version of NUEDEXTA and/or prevail in any patent litigation, NUEDEXTA would become subject to increased competition and our revenue would be adversely affected. Additionally, it is possible that compounding pharmacies could formulate a generic version of NUEDEXTA in violation of our patent rights, which could also adversely affect our revenues.
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
     In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payors. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. Some of the specific PPACA provisions, among other things:
•	Establish annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning in 2011;

•	Increase minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;

•	Extend manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	Establish a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	Require manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011; and

•	Increase the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.
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
     Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Therapeutic Products Directorate, or TPD, or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA, TPD and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA, TPD and other regulatory agencies do restrict communications by pharmaceutical companies or their sales representatives on the subject of off-label use. The FDA, TPD and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA, TPD and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. Although we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements, the FDA, TPD or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. Our distribution partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label uses of products we have licensed to them, which may have an adverse impact on sales of such licensed products, which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
On February 1, 2011, the Company entered into a lease for approximately 30,000 square feet of office space commencing on July 1, 2011, for an initial lease term of 65 months. The lease has scheduled rent increases each year. The aggregate minimum payments over the initial term of the lease are expected to be approximately $3.8 million.

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

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	February 4, 2011

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 4, 2011