Form 10-Q
period 2011-03-31
AVANIR PHARMACEUTICALS, INC.
filed 2011-05-10
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 5, 2011, the registrant had 124,095,120 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$103,047,047	$38,771,469
Trade receivables	3,215,758	—
Stock subscriptions receivable	—	580,910
Royalty receivables	—	29,471
Inventories	671,001	652,628
Prepaid expenses	1,217,915	432,705
Other current assets	326,762	23,396
Current portion of restricted investments in marketable securities	467,100	200,000

Total current assets	108,945,583	40,690,579
Restricted investments in marketable securities, net of current portion	1,634,625	401,550
Property and equipment, net	674,436	449,712
Non-current inventories	258,182	228,207
Other assets	795,978	371,150

TOTAL ASSETS	$112,308,804	$42,141,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,327,234	$2,106,110
Accrued expenses and other liabilities	1,679,533	1,070,061
Accrued compensation and payroll taxes	2,336,075	2,147,371
Deferred product revenues, net	2,647,091	—
Current portion of deferred royalty revenues	2,087,226	2,399,849

Total current liabilities	10,077,159	7,723,391
Accrued expenses and other liabilities, net of current portion	241,158	334,269
Deferred royalty revenues, net of current portion	5,274,870	6,076,982

Total liabilities	15,593,187	14,134,642

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2011 and September 30, 2010	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 121,745,120 and 95,965,572 shares issued and outstanding as of March 31, 2011 and September 30, 2010	12,175	9,597
Common stock subscribed but unissued	—	580,910
Additional paid-in capital	427,965,585	332,100,685
Accumulated deficit	(331,262,143)	(304,684,636)

Total stockholders’ equity	96,715,617	28,006,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,308,804	$42,141,198

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
REVENUES FROM PRODUCT SALES
Gross product sales	$504,966	$—	$504,966	$—
Less: discount and allowances	(42,952)	—	(42,952)	—

Net product sales	462,014	—	462,014	—
Cost of product sales (1)	114,327	—	114,327	—

Product gross margin	347,687	—	347,687	—

OTHER REVENUES
Revenues from royalties	974,489	994,494	2,792,976	2,479,428

Total gross margin	1,322,176	994,494	3,140,663	2,479,428

OPERATING EXPENSES
Research and development	2,519,390	3,815,613	6,363,179	7,262,503
Selling, general and administrative	13,278,773	3,622,704	23,372,211	6,489,182

Total operating expenses	15,798,163	7,438,317	29,735,390	13,751,685

Loss from operations	(14,475,987)	(6,443,823)	(26,594,727)	(11,272,257)

OTHER INCOME
Interest income	10,051	2,357	17,183	8,161
Other, net	348	1,004	37	677

Net loss	$(14,465,588)	$(6,440,462)	$(26,577,507)	$(11,263,419)

Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.23)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	121,635,339	83,419,640	114,943,284	83,288,078

(1)	Cost of product sales includes a write-down of inventory of approximately $82,000 as discussed in Note 5.
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(26,577,507)	$(11,263,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,229	99,397
Share-based compensation expense	1,784,816	1,363,837
Changes in operating assets and liabilities:
Trade receivables	(3,215,758)	—
Royalty receivables	29,471	(884,988)
Inventories	(48,348)	—
Prepaid expenses and other assets	(1,513,404)	143,702
Accounts payable	(671,544)	644,208
Accrued expenses and other liabilities	346,361	326,904
Accrued compensation and payroll taxes	188,704	(541,333)
Deferred product revenues, net	2,647,091	—
Deferred royalty revenues	(1,114,735)	(1,076,177)

Net cash used in operating activities	(27,967,624)	(11,187,869)

INVESTING ACTIVITIES:
Purchase of investments in securities	(1,500,175)	—
Proceeds from sales and maturities of investments in securities	—	66,906
Purchase of property and equipment	(339,285)	(48,590)

Net cash (used in) provided by investing activities	(1,839,460)	18,316

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	87,739,859	183,044
Proceeds from exercise of stock options and warrants	5,767,558	2,994
Collection of stock subscriptions receivable	580,910	—
Shares surrendered to pay for tax withholding	(5,665)	(197,690)

Net cash provided by (used in) financing activities	94,082,662	(11,652)

Net increase (decrease) in cash and cash equivalents	64,275,578	(11,181,205)
Cash and cash equivalents at beginning of period	38,771,469	31,486,012

Cash and cash equivalents at end of period	$103,047,047	$20,304,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,200	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses and other liabilities	$193,290	$—
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
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (formally referred to as AVP-923 or its previously proposed trade name Zenvia), a unique proprietary combination of dextromethorphan/quinidine, for the treatment of pseudobulbar affect (“PBA”). The Company commenced promotion of NUEDEXTA in February 2011.
     The Company is also studying AVP-923 for use in different types of neuropathic pain. The Company has filed an Investigational New Drug application (“IND”) with the FDA to begin a large Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with multiple sclerosis. The FDA has acknowledged receipt of the submission and the Company plans to enroll the first patient before the end of calendar 2011.
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
     The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; timing and uncertainty of achieving milestones in clinical trials; the acceptance of the IND application by the FDA; and in obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for NUEDEXTA (referred to as “AVP-923”). The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA as well as AVP-923 and the rate of progress being made on such activities.
     Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.
Significant Accounting Policies
     The following represents an update for the six months ended March 31, 2011 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Concentration of Credit Risk and Sources of Supply
     As of March 31, 2011, approximately $64.3 million of the Company’s cash and cash equivalents were maintained in four separate money market mutual funds, and approximately $38.7 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At March 31, 2011, such uninsured deposits totaled approximately $100.5 million of the $105.1 million of total cash and restricted investments. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing. The Company performs ongoing credit evaluations of its customers’ financial condition and would limit the amount of credit extended if necessary; however, the Company has historically required no collateral.
     The Company currently has sole suppliers for the active pharmaceutical ingredients (“APIs”) for NUEDEXTA and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom and available from only a limited number of sources. Any material disruption in manufacturing could cause a delay in shipments and possible loss of revenue. If the Company is required to change manufacturers, the Company may experience delays associated with finding an alternative manufacturer that is properly qualified to produce NUEDEXTA in accordance with FDA requirements and the Company’s specifications.
Fair value of financial instruments
     At March 31, 2011 and September 30, 2010, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value.
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
     Product Sales — NUEDEXTA. NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, certain medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date.
     At the present time, the Company is unable to reasonably estimate future returns due to the lack of sufficient historical returns data for NUEDEXTA. Accordingly, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and distribution fees, and classifies the inventory shipped as inventories subject to return. The Company currently defers recognition of revenue and the related cost of product sales on shipments of NUEDEXTA until the right of return no longer exists, i.e. when the Company receives evidence that the products have been dispensed to patients. The Company estimates patient prescriptions dispensed using an analysis of third-party information. In the future, the Company plans to recognize product sales upon shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.
     The Company’s net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances are provided by the Company to a customer that is presumed to be a reduction of the selling prices of the Company’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the Company’s statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third party information. Product shipping and handling costs are included in cost of product sales.
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

     Multiple Element Arrangements. The Company has, in the past, entered into arrangements whereby it delivers to the customer multiple elements including technology and/or services. Such arrangements have included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. At the inception of the arrangement, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.
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
     Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the six months ended March 31, 2011 and 2010, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million and $886,000, respectively. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), the Company recognizes revenue when it has determined that the threshold has been exceeded. During the six months ended March 31, 2011 and 2010, sales in excess of the threshold resulted in recognized royalty revenues from Azur of approximately $527,000 and $516,000, respectively.

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
Cost of product revenues
     Cost of product revenues includes third-party royalties and direct and indirect costs to manufacture product sold, including packaging, storage, shipping and handling costs and the write-off of obsolete inventory.
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

     Total compensation expense related to all of the Company’s share-based awards for the three and six month periods ended March 31, 2011 and 2010 was comprised of the following:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Share-based compensation classified as:
Selling, general and administrative expense	$798,723	$518,696	$1,485,633	$1,035,608
Research and development expense	152,485	146,069	299,183	328,229

Total	$951,208	$664,765	$1,784,816	$1,363,837

	For the three months ended		For the six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Share-based compensation expense from:
Stock options	$622,724	$336,283	$1,114,077	$575,233
Restricted stock units	328,484	328,482	670,739	788,604

Total	$951,208	$664,765	$1,784,816	$1,363,837

     Since the Company provided a full valuation allowance related to its net deferred tax assets as of March 31, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six month periods ended March 31, 2011 and 2010 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash used in financing activities. (See Note 10, “Employee Equity Incentive Plans”)
Income Taxes
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
     At March 31, 2011, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.4 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at March 31, 2011 and September 30, 2010.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1994 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
     The Company does not foresee material changes to its gross uncertain income tax liability within the next twelve months.

     In July 2010, the Company applied for the Qualifying Therapeutic Discovery Project tax credit (“Therapeutic Credit”). The Therapeutic Credit allows qualifying business to claim a credit for 50% of their qualified investment in qualifying projects for tax years 2010 and 2009. In November 2010, the Company received notification from the Internal Revenue Service that it was granted a credit of approximately $244,000 related to the Therapeutic Credit. The Company elected to receive a cash grant in lieu of the credit. The cash grant which will be received by the Company is included in other current assets in the accompanying condensed consolidated balance sheet and is recorded as an offset to research and development expenses in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2011.
Recent Authoritative Guidance
     Proposed Amendments to Current Accounting Standards. The Financial Accounting Standard Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition. In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification Topic 605, Revenue Recognition. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in its consolidated financial statements at this time.
     Fees Paid to the Federal Government by Pharmaceutical Manufacturers. In December 2010, the FASB ratified a consensus of the Emerging Issues Task Force (“EITF”) related to an annual fee to be paid to the federal government by pharmaceutical manufacturers as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This consensus requires the liability related to the annual fee to be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The Company adopted this guidance effective January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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

3. FAIR VALUE MEASUREMENTS
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
     As of March 31, 2011, the Company’s cash equivalents held in money market mutual funds of approximately $64.3 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above.
4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES
     Restricted investments in marketable securities at March 31, 2011 and September 30, 2010 consist of certificates of deposit, which are classified as held-to-maturity. At March 31, 2011 and September 30, 2010, the fair value of these investments approximated their cost basis.
     At March 31, 2011, restricted investments in marketable securities totaling approximately $1.6 million consist of three investment certificates of deposit that automatically renew every 30 days and are related to irrevocable standby letters of credit connected to fleet rentals and two office leases with expiration dates in 2013 and 2016, and are classified as non-current assets. Restricted investments in marketable securities also consist of two certificates of deposit that renew every three months totaling $467,100 and are related to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013, and are classified as a current asset.
     At September 30, 2010, restricted investments in marketable securities totaling $401,550 consisted of an investment certificate of deposit that automatically renewed every 30 days and was related to a letter of credit connected to an office lease with an expiration date in 2013 and was classified as a non-current asset. Restricted investments in marketable securities also consisted of a $200,000 certificate of deposit that renewed every three months and was related to the Company’s corporate credit card agreement and was classified as a current asset.
5. INVENTORIES
     Inventories are comprised of NUEDEXTA product and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan and quinidine, as well as the active pharmaceutical ingredient docosanol.

     The composition of inventories as of March 31, 2011 and September 30, 2010 is as follows:

	March 31,	September 30,
	2011	2010
		(audited)
Raw materials	$718,426	$554,465
Work in progress	—	326,370
Finished goods	196,547	—
Inventories subject to return	14,210	—

Total inventory, net	929,183	880,835
Less: current portion	(671,001)	(652,628)

Non-current portion	$258,182	$228,207

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. Included in finished goods inventory is NUEDEXTA that was manufactured in 2010 to obtain FDA approval. This product is currently being sold to wholesalers and is scheduled to expire in 2012. Wholesalers generally will not purchase product that is within 12 months of expiration. As such, the Company recorded an inventory write-down of approximately $82,000 for the quarter ended March 31, 2011, for the estimated amount of product that may not be shipped due to short-dating. As of March 31, 2011 and September 30, 2010, raw materials represent gross raw materials of approximately $1.4 million and $1.3 million, respectively, offset by inventory reserves of approximately $781,000 and $699,000, respectively.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities are as follows:

	March 31,	September 30,
	2011	2010
		(audited)
Accrued royalties, rebates, chargebacks and distribution fees	$156,303	$—
Accrued research and development expenses	437,713	221,956
Accrued selling, general and administrative expenses	675,910	537,347
Deferred rent	4,049	12,148
Other liabilities	170,000	—
Lease restructuring liability (1)	476,716	632,879

Total accrued expenses and other liabilities	1,920,691	1,404,330
Less: Current portion	(1,679,533)	(1,070,061)

Non-current total accrued expenses and other liabilities	$241,158	$334,269

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease.

     The following table presents the restructuring activities in fiscal 2011:

			Balance at
	Balance at		March 31,
	September 30, 2010	Payments/ Reductions	2011
	(audited)
Accrued Restructuring
Total lease restructuring liability	$632,879	$(156,163)	$476,716
Less current portion	(298,610)		(285,558)

Non-current portion	$334,269		$191,158

7. NET DEFERRED REVENUES
     The following table sets forth as of March 31, 2011 the deferred royalty revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and NUEDEXTA product shipments:

	NUEDEXTA
	Product	Drug Royalty
	Shipments, Net	USA Agreement	Total
Net deferred revenues as of October 1, 2010	$—	$8,476,831	$8,476,831
Changes during the period:
Shipments, net	3,121,615	—	3,121,615
Recognized as revenues during the period (1)	(474,524)	(1,114,735)	(1,589,259)

Net deferred revenues as of March 31, 2011	$2,647,091	$7,362,096	$10,009,187

Classified and reported as:
Current portion of deferred revenues	$2,647,091	$2,087,226	$4,734,317
Deferred revenues, net of current portion	—	5,274,870	5,274,870

Total net deferred revenues	$2,647,091	$7,362,096	$10,009,187

(1)	The amount that ultimately will be recognized as net product sales may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance.
     NUEDEXTA Product — The amount of deferred revenue from NUEDEXTA product shipments is shown net of estimated prompt-pay discounts and wholesaler fees based on wholesaler purchases. The amount that ultimately will be recognized as net product sales in the Company’s consolidated financial statements may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance. See Note 2, “Significant Accounting Policies — Revenue recognition — Product Sales — NUEDEXTA” for further discussion.
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
     For the six month periods ended March 31, 2011 and 2010, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2011	2010
Stock options	7,405,242	5,882,458
Stock warrants	8,505,170	12,240,437
Restricted stock units (1)	1,779,410	2,382,857

(1)	Includes 1,320,981 and 981,228 shares of restricted stock at March 31, 2011 and 2010, respectively, awarded to directors that have vested but are still restricted until the directors resign.
9. STOCKHOLDERS’ EQUITY
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the six month period ended March 31, 2011, the Company issued 1,235,000 shares of common stock under the Sales Agreement raising proceeds of approximately $5.3 million, net of offering costs, including commissions. As of March 31, 2011, a total of 7,594,510 shares of common stock have been issued under the Sales Agreement at an average price of $2.83 per share raising gross proceeds of approximately $21.5 million ($20.6 million, net of offering costs, including commissions). No shares have been sold under this facility since November 2010.
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
     During the six months ended March 31, 2011, the Company received proceeds of approximately $5.3 million from the exercise of warrants to purchase 3,735,267 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share. As of March 31, 2011, warrants to purchase 8,505,170 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants outstanding at March 31, 2011, are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.

     During the six month period ended March 31, 2011, the Company issued 251,744 shares of common stock in connection with the vesting of restricted stock units. During the six months ended March 31, 2011, restricted stock unit awards for a total of 162,843 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.
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
     During the six month period ended March 31, 2011, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. During the six month period ended March 31, 2010, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions of annual increases of the 2003 Plan and the 2005 Plan, the number of authorized shares of common stock for issuance under the 2003 Plan and the 2005 Plan increased 4,255,003 effective February 7, 2011 and 325,000 effective November 10, 2010, respectively. Under the Plans, as of March 31, 2011, the Company had an aggregate of 18,282,814 shares of its common stock reserved for future issuance. Of those shares, 9,184,652 were subject to outstanding options and other awards and 9,098,162 shares were available for future grants of share-based awards. As of March 31, 2011, 120,000 restricted stock units were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of March 31, 2011, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of March 31, 2011.
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

     Summaries of stock options outstanding and changes during the six month period ended March 31, 2011 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2010	6,364,265	$1.69
Granted	1,626,075	$4.08
Exercised	(558,983)	$0.76
Forfeited	(26,115)	$3.97

Outstanding March 31, 2011	7,405,242	$2.28	8.2	$15,545,417

Vested and expected to vest in the future, March 31, 2011 (1)	6,917,254	$2.26	8.1	$14,790,371

Exercisable, March 31, 2011	2,361,812	$2.38	7.2	$6,127,242

(1)	Vested and expected to vest consists of exercisable options as of March 31, 2011 and options expected to vest as of March 31, 2011, calculated based on estimated forfeiture rates.
     The weighted average grant-date fair value of options granted during the six month periods ended March 31, 2011 and 2010 was $3.34 and $1.40 per share, respectively. The total intrinsic value of options exercised during the six month periods ended March 31, 2011 and 2010 was approximately $1.9 million and $6,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of March 31, 2011, the total unrecognized compensation cost related to unvested options was approximately $8.3 million which is expected to be recognized over the weighted-average period of 2.8 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the six month periods ended March 31, 2011 and 2010.
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
     Assumptions used in the Black-Scholes model for options granted during the six month period ended March 31, 2011 were as follows:

Expected volatility	104% — 108%
Weighted-average volatility	108%
Expected term in years	5.8
Risk-fee interest rate (zero coupon U.S. Treasury Note)	1.5% — 2.5%
Expected dividend yield	0%

     The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47- $0.79	1,236,909	7.7	$0.53	527,839	$0.53
$0.88	1,843,030	7.3	$0.88	815,924	$0.88
$1.20- $1.74	1,641,460	8.4	$1.70	564,768	$1.63
$1.80- $4.18	2,379,156	9.4	$3.56	148,594	$2.33
$4.60- $19.38	304,687	4.3	$11.00	304,687	$11.00

	7,405,242	8.2	$2.28	2,361,812	$2.38

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
     The following table summarizes the RSU activities for the six months ended March 31, 2011:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2010	521,203	$3.46
Granted	351,813	$4.12
Vested	(414,656)	$1.78

Unvested, March 31, 2011	458,360	$5.48

     The grant-date fair value of RSUs granted during the six month periods ended March 31, 2011 and 2010 was approximately $1.5 million and $960,000, respectively. As of March 31, 2011, the total unrecognized compensation cost related to unvested shares was approximately $1.4 million which is expected to be recognized over a weighted-average period of 1.1 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the six month periods ended March 31, 2011 and 2010.
     At March 31, 2011, there were 1,320,981 shares of restricted stock with a weighted-average grant date fair value of $1.62 per share awarded to directors that have vested but are still restricted until the director resigns.
     In December 2010, the Company awarded performance-based RSUs (“Performance RSUs”) to purchase up to 166,813 shares of the Company’s common stock. The grant date fair value of these awards was $4.18 per share. The RSUs have a performance goal that determines the actual number of shares to be awarded up to 166,813 shares. If the goal is met by the target date, no shares are forfeited. If the goal is met within two months after the target date, 25% of the shares will be forfeited and if the goal is not met within two months after the target date, all shares will be forfeited. As of March 31, 2011, the performance goal had been achieved and no shares were forfeited. The shares vest 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date.
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
     During the six month period ended March 31, 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and are re-measured at each balance sheet date until vested.
     In addition, during the six month period ended March 31, 2010, the Company awarded a Performance RSU to purchase up to 120,000 shares of the Company’s common stock. The grant date fair value of this award was $2.08 per share and it was exercisable at a price of $0.0001 per share. The RSU had a performance goal that determined when vesting began and the actual number of shares to be awarded up to 120,000 shares. For every quarter that the performance goal was not achieved through September 30, 2010, 20,000 RSU shares were forfeited. For the six months ended March 31, 2010, 40,000 Performance RSU shares were forfeited. At September 30, 2010, the performance goal had not been achieved and in accordance with the terms of the award, no shares were issued. For the six months ended March 31, 2010, no share-based compensation expense was recognized related to this award.
11. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.
     In fiscal 2005, the Company paid $75,000 to CNS under the agreement for the submission of the new drug application (“NDA”) for the PBA indication. Upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011, the Company paid an additional $75,000 milestone. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. During the six month period ended March 31, 2011, the Company accrued a royalty of approximately $23,000 related to NUEDEXTA product revenue. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses NUEDEXTA to a third party.
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
     Lease Commitment — On February 1, 2011, the Company entered into a lease agreement for approximately 30,000 square feet of office space commencing on July 1, 2011, for an initial lease term of 65 months. The lease has scheduled increases each year. The aggregate minimum payments over the initial lease term of the lease are expected to be approximately $3.8 million.
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
     Guarantees and Indemnities — The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, wholesale distribution agreements, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of certain claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of March 31, 2011.
12. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three and six month periods ended March 31, 2011 and 2010 are attributed to the United States. All long-lived assets at March 31, 2011 and September 30, 2010 are located in the United States.
     For the three month periods ended March 31, 2011 and 2010, the revenues from prior sale of rights to royalties under the GSK license agreement were 48% of total net revenues in each period. For the three month periods ended March 31, 2011 and 2010, royalty revenues from Azur were approximately 20% and 52% of total revenue, respectively.
     For the six month periods ended March 31, 2011 and 2010, the revenues from prior sale of rights to royalties under the GSK license agreement were 70% and 79% of total net revenues, respectively. For the six month periods ended March 31, 2011 and 2010, royalty revenues from Azur were 16% and 21% of total net revenues, respectively.
13. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than discussed in the accompanying notes.
     From April 1, 2011 through May 5, 2011, 2,350,000 shares were issued pursuant to the exercise of warrants that were outstanding at March 31, 2011, resulting in proceeds of approximately $3.4 million to the Company.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Part II, Item 1A. “Risk Factors” and in Part I, Item1A in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended March 31, 2011 is also referred to as the second quarter of fiscal 2011.
EXECUTIVE OVERVIEW
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (formally referred to as AVP-923 or its previously proposed trade name Zenvia), a unique proprietary combination of dextromethorphan/quinidine, for the treatment of pseudobulbar affect (“PBA”). We commenced promotion of NUEDEXTA in February 2011.
     We have filed an Investigational New Drug application (“IND”) with the FDA to begin a large Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with multiple sclerosis. The FDA has acknowledged receipt of the submission and we plan to enroll the first patient before the end of calendar 2011.
     AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”).
     In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas which may generate future income. Our first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, we licensed all our monoclonal antibodies and remains eligible to receive milestone payments and royalties related to the sale of these assets.
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
     We are also studying AVP-923 for use in different types of neuropathic pain. We filed an IND application with the FDA to begin a Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with MS. The FDA has acknowledged receipt of the submission and we plan to enroll the first patient before the end of calendar 2011.
     The objectives of the study are to evaluate the safety, tolerability, and efficacy of three dose levels of AVP-923 capsules for the treatment of central neuropathic pain in a population of patients with MS. The trial is a multicenter, randomized, double-blind, placebo-controlled, 4-arm parallel group study. Eligible patients will be randomized to receive one of the three dose levels of AVP-923 containing either 45mg DM/10mg Q, 30mg DM/10mg Q, 20mg DM/10mg Q or placebo, daily for 12 weeks. The primary efficacy endpoint is the Pain Rating Scale obtained from daily patient diaries. Secondary endpoints include measure of fatigue, disability, impact of MS on daily life, sleep quality, cognition and depression. Safety will be assessed by monitoring adverse events, clinical laboratory tests, ECGs, physical examinations, and vital signs. We expect to enroll approximately 400 patients at 65 centers both in the U.S. and internationally.
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

Docosanol 10% Cream — Cold Sore Treatment
          Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Asia, North America, and Europe. In March 2000, we granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. (“GSK”), the exclusive rights under a license to market docosanol 10% cream in the United States and Canada (“GSK License Agreement”). GSK markets the product under the name Abreva® in these markets. Under the terms of the GSK License Agreement, GSK is responsible for all sales and marketing activities and the manufacturing and distribution of docosanol 10% cream. Under the GSK license agreement, we received a total of $25 million in milestone payments from GSK and we were entitled to receive an 8% royalty on net sales of Abreva by GSK.
     In November 2002, we sold to Drug Royalty USA an undivided interest in our rights to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until December 2013. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. From the effective date of the GSK License Agreement up to the 2002 sale of our royalty rights to Drug Royalty USA, Inc. (“DRC”) we received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Revenues

	Three months ended
	March 31,
	2011	2010	$ Change
REVENUES
Net product sales	$462,014	$—	$462,014
Revenue from royalties	974,489	994,494	(20,005)

Total revnues	$1,436,503	$994,494	$442,009

     Total revenues were approximately $1.4 million for the three months ended March 31, 2011 compared to approximately $994,000 for the three months ended March 31, 2010. The increase in revenues of approximately $442,000, or 44%, was primarily attributed to the product sales of NUEDEXTA which we began commercial promotion for in February 2011.
     Potential revenue-generating contracts that remained active as of March 31, 2011 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Product Sales
     Cost of product sales were approximately $114,000 for the three months ended March 31, 2011 compared to no cost of product sales in the same period of fiscal 2010. The increase in cost of product sales is primarily attributable to a write-down of finished goods inventory of approximately $82,000 for inventory manufactured as validation batches for FDA approval in fiscal 2010 and is not expected to be shipped prior to its expiration date.

Operating Expenses

	Three months ended
	March 31,
	2011	2010	$ Change
OPERATING EXPENSES
Research and development	$2,519,390	$3,815,613	$(1,296,223)
Selling, general and administrative	13,278,773	3,622,704	9,656,069

Total operating expenses	$15,798,163	$7,438,317	$8,359,846

Research and Development Expenses
          Research and development expenses decreased by approximately $1.3 million from approximately $3.8 million in the second quarter of fiscal 2010 to approximately $2.5 million for the second quarter of fiscal 2011. The decrease is primarily due to a decrease in clinical study costs related to the STAR trial that was completed in fiscal 2010, partially offset by an increase in costs related to medical affairs activities for NUEDEXTA. We expect the quarterly expenditures for research and development expenses to increase from the second quarter of fiscal 2011 level as we develop a regulatory filing plan for NUEDEXTA in Europe and continue development of AVP-923 for treatment of central neuropathic pain in patients with MS. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses and are expected to increase in the coming months.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $9.7 million from approximately $3.6 million for the second quarter of fiscal 2010 compared to approximately $13.3 million for the second quarter of fiscal 2011. The increase is primarily attributed to costs associated with preparation and execution of the commercial launch of NUEDEXTA, including increased personnel costs of approximately $5.6 million resulting from the hiring of a sales force and other key corporate and commercial headcount, which resulted in an increase of approximately 100 employees; increased marketing and market research costs of approximately $3.0 million; and increased other corporate costs of approximately $1.1 million. We expect at least the same level of quarterly expenditures for selling, general and administrative expenses for the remainder of fiscal 2011 as we incurred in the second fiscal quarter of 2011 as a result of the ongoing marketing of NUEDEXTA.
Share-Based Compensation
     Total share-based compensation expense in the three month periods ended March 31, 2011 and 2010 was approximately $951,000 and $665,000, respectively. Selling, general and administrative expense in the three month periods ended March 31, 2011 and 2010 includes share-based compensation expense of approximately $799,000 and $519,000, respectively. Research and development expense in the three month periods ended March 31, 2011 and 2010 includes share-based compensation expense of approximately $152,000 and $146,000, respectively. As of March 31, 2011, approximately $9.7 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.6 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income
     For the three month period ended March 31, 2011, interest income increased to approximately $10,000, compared to approximately $2,000 for the same period in the prior year.
Net Loss
     Net loss was approximately $14.5 million, or $0.12 per share, in the three month period ended March 31, 2011 compared to a net loss of approximately $6.4 million, or $0.08 per share, for the three month period ended March 31, 2010.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2011 AND 2010
Revenues

	Six months ended
	March 31,
	2011	2010	$ Change
REVENUES
Net product sales	$462,014	$—	$462,014
Revenue from royalties	2,792,976	2,479,428	313,548

Total revnues	$3,254,990	$2,479,428	$775,562

     Total revenues were approximately $3.3 million for the six months ended March 31, 2011 compared to approximately $2.5 million for the six months ended March 31, 2010. The increase in revenues of approximately $776,000, or 31%, was primarily attributed to NUEDEXTA product sales of $462,000, which we commenced promotion for in February 2011. In addition, annual royalty revenue from our license agreement with GSK increased approximately $273,000.
Cost of Product Sales
     Cost of product sales were approximately $114,000 for the six months ended March 31, 2011 compared to no cost of product sales in the same period of fiscal 2010. The increase in cost of product sales is primarily attributable to a write-down of finished goods inventory of approximately $82,000 for inventory manufactured as validation batches for FDA approval in fiscal 2010 and is not expected to be shipped prior to its expiration date.
Operating Expenses

	Six months ended
	March 31,
	2011	2010	$ Change
OPERATING EXPENSES
Research and development	$6,363,179	$7,262,503	$(899,324)
Selling, general and administrative	23,372,211	6,489,182	16,883,029

Total operating expenses	$29,735,390	$13,751,685	$15,983,705

Research and Development Expenses
     Research and development expenses decreased by approximately $899,000 from approximately $7.3 million in the first half of fiscal 2010 to approximately $6.4 million for the first half of fiscal 2011. The decrease is primarily due to a decrease in clinical study costs related to the STAR trial that was completed in fiscal 2010, partially offset by an increase in costs related to regulatory and medical affairs activities for NUEDEXTA.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $16.9 million from approximately $6.5 million for the first half of fiscal 2010 compared to approximately $23.4 million for the first half of fiscal 2011. The increase is primarily attributed to costs associated with preparation and execution of the commercial launch of NUEDEXTA, including increased personnel costs of approximately $9.1 million resulting from the hiring of a sales force and other key corporate and commercial headcount resulting in an increase of approximately 100 employees; increased marketing and market research costs of approximately $5.5 million; and increased other corporate costs of approximately $2.3 million.

Share-Based Compensation
     Total share-based compensation expense in the six month periods ended March 31, 2011 and 2010 was approximately $1.8 million and $1.4 million, respectively. Selling, general and administrative expense in the six month periods ended March 31, 2011 and 2010 includes share-based compensation expense of approximately $1.5 million and $1.0 million, respectively. Research and development expense in the six month periods ended March 31, 2011 and 2010 includes share-based compensation expense of approximately $299,000 and $328,000, respectively.
Other Income
     For the six month period ended March 31, 2011, interest income increased to approximately $17,000, compared to approximately $8,000 for the same period in the prior year.
Net Loss
     Net loss was approximately $26.6 million, or $0.23 per share, in the six month period ended March 31, 2011 compared to a net loss of approximately $11.3 million, or $0.14 per share, for the six month period ended March 31, 2010.
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
Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Six months ended
	March 31,
	2011	2010	$ Change
Net cash used in operating activities	$(27,967,624)	$(11,187,869)	$(16,779,755)
Net cash (used in) provided by investing activities	(1,839,460)	18,316	(1,857,776)
Net cash provided by (used in) financing activities	94,082,662	(11,652)	94,094,314

Net increase (decrease) in cash and cash equivalents	$64,275,578	$(11,181,205)	$75,456,783

     Operating activities. Net cash used in operating activities was approximately $28.0 million in the first six months of fiscal 2011 compared to approximately $11.2 million in the first six months of fiscal 2010. The increase is primarily due to expenses related to our regulatory and commercial readiness activities.
     Investing activities. Net cash used in investing activities was approximately $1.8 million in the first six months of fiscal 2011, compared to net cash provided by investing activities of approximately $18,000 in the first six months of fiscal 2010. The increase in cash used in investing activities was primarily related to investments in securities and an increase in the purchase of property and equipment.
     Financing activities. Net cash provided by financing activities was approximately $94.1 million in the first six months of fiscal 2011 compared to net cash used in financing activities of approximately $12,000 in the first six months of fiscal 2010. In the first quarter of fiscal 2011, we raised approximately $83.0 million in proceeds, net of offering costs, including commissions, from our public offering and approximately $5.3 million in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. Additionally, we received proceeds of approximately $5.3 million from the exercise of warrants.

     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. As of March 31, 2011, approximately $13.5 million remains available on this shelf registration statement. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of March 31, 2011, approximately 7.6 million shares of common stock had been sold under this facility for total gross proceeds of approximately $21.5 million. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for AVP-923.
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
     In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses.
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
     As of March 31, 2011 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$6,110,772	$1,574,907	$2,426,708	$1,617,707	$491,450
Purchase obligations (2)	2,440,995	2,440,995	—	—	—

Total	$8,551,767	$4,015,902	$2,426,708	$1,617,707	$491,450

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2011 which approximates our contractual commitments for goods and services in the normal course of our business.
     NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).
     We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. During the six month period ended March 31, 2011, we accrued a royalty of approximately $23,000 related to NUEDEXTA product revenue. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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
Management Outlook
     We believe that cash and cash equivalents and restricted investments of approximately $105.1 million at March 31, 2011 will be sufficient to sustain our planned level of operations through the end of fiscal 2012. However, we cannot provide assurances that our planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.
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
Interest rate sensitivity
     The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of March 31, 2011 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.
     As of March 31, 2011, approximately $64.3 million of our cash and cash equivalents were maintained in four separate money market mutual funds, and approximately $38.7 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At March 31, 2011, such uninsured deposits totaled approximately $100.5 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
     Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. However, we seek to mitigate the risk related to cash and cash equivalents by placing our cash and cash equivalents in various money market mutual funds and at financial institutions of high credit standing. To mitigate the risk related to trade receivables, we perform ongoing credit evaluations of our customers’ financial condition and would limit the amount of credit extended if necessary; however, we have usually required no collateral.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance (our principal financial and accounting officer), of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended.
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2011. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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

     Although NUEDEXTA has been approved for marketing, our ability to generate significant revenue in the near to medium term is entirely dependent upon our ability to commercialize NUEDEXTA. As we continue to market NUEDEXTA, we may not be able to adequately build or maintain the necessary sales, marketing, supply chain management or reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms. Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must continue to:
•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel on NUEDEXTA;

•	establish and maintain successful sales and marketing and education programs for our targeted physicians;

•	manage geographically dispersed sales and marketing operations

•	obtain adequate reimbursement for NUEDEXTA from a broad range of payors; and

•	maintain and defend our patent protection and maintain regulatory exclusivity for NUEDEXTA.
          Supplying the market for NUEDEXTA requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, pharmacies, institutions and prescribers may rely on third-party medical information systems to interpret the NUEDEXTA approved product label and guide utilization of NUEDEXTA. If these information systems load incorrect information or misinterpret the approved product label, it may result in lower adoption or utilization than expected.
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
     We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of March 31, 2011, we had an accumulated deficit of approximately $331.3 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our efforts to commercialize NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to market NUEDEXTA.
     Our ability to generate revenue and achieve profitability is dependent on our ability, alone or with partners, to successfully manufacture and market NUEDEXTA for the treatment of patients with PBA. We expect to continue to spend substantial amounts on the ongoing marketing of NUEDEXTA for PBA domestically, as well as seeking regulatory approvals for use of NUEDEXTA in other geographic markets and indications. As a result, we may never generate sufficient revenue from product sales to become profitable or generate positive cash flows.

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
     Discovery of previously unknown safety or drug interaction problems with an approved product may result in a variety of adverse regulatory actions. This risk may be increased as physicians, at their own discretion, may prescribe NUEDEXTA for off-label uses which may result in unknown safety or drug interactions. Under the Food and Drug Administration Amendments Act of 2007, the FDA has broad authority to force drug manufacturers to take any number of actions if previously unknown safety or drug interaction problems arise, including, but not limited to: (i) requiring manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandating labeling changes to a product based on new safety information; or (iii) requiring manufacturers to implement a Risk Evaluation Mitigation Strategy, or REMS, where necessary to assure safe use of the drug. In addition, previously unknown safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, or withdrawal of the product from the market.
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
     We have experienced significant operating losses in funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we commence commercial operations. Although we had approximately $105.1 million in cash and cash equivalents and restricted investments in marketable securities as of March 31, 2011, we currently do not have any meaningful sources of recurring revenue or cash flow from operations and may not be able to achieve profitability with our current capital resources.
     In light of our substantial long-term capital needs, we may need to partner (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels through fiscal 2012, which includes the costs associated with the ongoing marketing of NUEDEXTA for PBA. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development and commercialization plans for NUEDEXTA. This may result in significant delays or cutbacks in the commercialization of NUEDEXTA and may force us to further curtail our operations or seek to raise additional capital.
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
     The FDA’s safety concerns regarding our prior formulation of NUEDEXTA, known as AVP-923, for the treatment of PBA extend to other clinical indications that we have been pursuing, including DPN pain. Due to these concerns, any future development of AVP-923 for other indications, including central neuropathic pain in patients with MS, is expected to use an alternative lower-dose quinidine formulation, which may negatively affect efficacy.
     We have successfully completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter necessitate the testing of a low-dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for this indication, we believe it is likely that two large well-controlled Phase III trials would be needed to support a supplemental NDA filing for this indication. Due to our limited capital resources, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for NUEDEXTA. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent pharmacokinetic study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo or an active comparator. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 for other indications, including central neuropathic pain in patients with MS, or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.
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
     The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in commercial, clinical and regulatory affairs, research and development and accounting and finance. Because we have a relatively small management team, the loss of any executive officers, including the Chief Executive Officer, key members of senior management or other key employees, could adversely affect our operations. For example, if we were to lose one or more of the senior members of our sales and marketing team, the success of the ongoing marketing of NUEDEXTA could be adversely affected.
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
     Future business development activity could disrupt our business and harm our financial condition.
     In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•	we may have to issue convertible debt or equity securities to complete business development activities, which would dilute our stockholders and could adversely affect the market price of our common stock;

•	business development activity may negatively impact our results of operations because it may require us to amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;

•	certain business development activities may impact our relationship with existing or potential partners who are competitive with the acquired business, products or technologies;

•	business development activities may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;

•	business development activity may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	business development activities may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.
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
     In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payors. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes, as well as other changes that may be made as part of deficit and debt reduction efforts in Congress, could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. Some of the specific PPACA provisions, among other things:

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
     We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute NUEDEXTA and the API for docosanol 10% cream and to provide clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and NUEDEXTA, and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom and available from only a limited number of sources. In particular, there may be a limited supply source for APIs in NUEDEXTA. Although we maintain a significantly supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations and revenues. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or NUEDEXTA API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing NUEDEXTA could negatively affect our sales revenues, as well as delay our clinical trials of this product candidate for DPN pain, MS-related pain or other potential indications. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, the ongoing economic crisis creates risk for us if any of these third parties suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

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
     Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to NUEDEXTA, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter to quarter, particularly as we continue to market NUEDEXTA and report initial sales results. Our operating results and prospects may also vary depending on the status of our partnering arrangements.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibits
10.1	Summit Office Lease, dated as of February 1, 2011, by and between Aliso Viejo RP-V1, LLC and AVANIR Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	May 9, 2011
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	May 9, 2011