Form 10-Q
period 2011-06-30
AVANIR PHARMACEUTICALS, INC.
filed 2011-08-09
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File No. 1-15803
AVANIR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Enterprise Suite 200, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 3, 2011, the registrant had 124,186,087 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$91,297,019	$38,771,469
Trade receivables	562,916	—
Stock subscriptions receivable	—	580,910
Royalty receivables	—	29,471
Inventories	700,562	652,628
Prepaid expenses	3,026,503	432,705
Other current assets	184,325	23,396
Current portion of restricted investments in marketable securities	617,100	200,000

Total current assets	96,388,425	40,690,579
Restricted investments in marketable securities, net of current portion	1,634,625	401,550
Property and equipment, net	1,015,030	449,712
Non-current inventories	365,886	228,207
Other assets	1,013,864	371,150

TOTAL ASSETS	$100,417,830	$42,141,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,412,964	$2,106,110
Accrued expenses and other liabilities	2,607,241	1,070,061
Accrued compensation and payroll taxes	2,831,227	2,147,371
Deferred product revenues, net	1,583,890	—
Current portion of deferred royalty revenues	2,087,226	2,399,849

Total current liabilities	10,522,548	7,723,391
Accrued expenses and other liabilities, net of current portion	144,667	334,269
Deferred royalty revenues, net of current portion	4,727,213	6,076,982

Total liabilities	15,394,428	14,134,642

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2011 and September 30, 2010	—	—
Common stock — $ 0.0001 par value, 200,000,000 shares authorized; 124,186,031 and 95,965,572 shares issued and outstanding as of June 30, 2011 and September 30, 2010	12,419	9,597

Common stock subscribed but unissued	—	580,910
Additional paid-in capital	432,338,686	332,100,685
Accumulated deficit	(347,327,703)	(304,684,636)

Total stockholders’ equity	85,023,402	28,006,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,417,830	$42,141,198

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
REVENUES FROM PRODUCT SALES
Gross product sales	$2,187,124	$—	$2,692,090	$—
Less: discount and allowances	(254,889)	—	(297,841)	—

Net product sales	1,932,235	—	2,394,249	—
Cost of product sales	119,208	80,000	233,535	80,000

Product gross margin (deficit)	1,813,027	(80,000)	2,160,714	(80,000)

OTHER REVENUES
Revenues from royalties	547,900	487,350	3,340,876	2,966,778

Total gross margin	2,360,927	407,350	5,501,590	2,886,778

OPERATING EXPENSES
Research and development	3,258,950	2,788,132	9,622,129	10,050,635
Selling, general and administrative	15,150,053	3,733,151	38,522,264	10,222,333

Total operating expenses	18,409,003	6,521,283	48,144,393	20,272,968

Loss from operations	(16,048,076)	(6,113,933)	(42,642,803)	(17,386,190)

OTHER INCOME (EXPENSE)
Interest income	10,848	2,661	28,031	10,822
Other, net	(28,332)	389,689	(28,295)	390,366

Net loss	$(16,065,560)	$(5,721,583)	$(42,643,067)	$(16,985,002)

Basic and diluted net loss per share	$(0.13)	$(0.06)	$(0.36)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	123,354,986	89,347,783	117,747,185	85,307,980

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(42,643,067)	$(16,985,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294,660	147,989
Share-based compensation expense	2,741,451	1,946,706
Changes in operating assets and liabilities:
Trade receivables	(562,916)	—
Royalty receivables	29,471	—
Inventories	(185,613)	80,000
Prepaid expenses and other assets	(3,397,441)	152,042
Accounts payable	(562,524)	(506,892)
Accrued expenses and other liabilities	1,207,578	312,660
Accrued compensation and payroll taxes	683,856	(254,674)
Deferred product revenues, net	1,583,890	—
Deferred royalty revenues	(1,662,392)	(1,535,611)

Net cash used in operating activities	(42,473,047)	(16,642,782)

INVESTING ACTIVITIES:
Purchase of investments in securities	(1,650,175)	—
Proceeds from sales and maturities of investments in securities	—	66,925
Purchase of property and equipment	(850,600)	(152,562)

Net cash used in investing activities	(2,500,775)	(85,637)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	87,739,859	26,748,758
Proceeds from exercise of stock options and warrants	9,184,268	15,416
Collection of stock subscriptions receivable	580,910	—
Shares surrendered to pay for tax withholding	(5,665)	(197,690)

Net cash provided by financing activities	97,499,372	26,566,484

Net increase in cash and cash equivalents	52,525,550	9,838,065
Cash and cash equivalents at beginning of period	38,771,469	31,486,012

Cash and cash equivalents at end of period	$91,297,019	$41,324,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,200	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses and other liabilities	$140,000	$—
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
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (formally referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan/quinidine, for the treatment of pseudobulbar affect (“PBA”). The Company commenced promotion of NUEDEXTA in the United States in February 2011 and is currently pursuing approval of NUEDEXTA in Europe.
     The Company is also studying AVP-923 for use in different types of neuropathic pain. The Company has filed an Investigational New Drug application (“IND”) with the FDA to begin a large Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with multiple sclerosis. The FDA has accepted the proposed clinical investigational plan included in the submission and the Company plans to enroll the first patient before the end of calendar 2011.
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
     The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with

NUEDEXTA; that NUEDEXTA may not gain acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; the ability to successfully defend our intellectual property rights relating to NUEDEXTA; timing and uncertainty of achieving milestones in clinical trials; the acceptance of the IND application by the FDA; and obtaining approvals by the FDA and regulatory agencies in other countries. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for NUEDEXTA (referred to as “AVP-923”). The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA as well as AVP-923 and the rate of progress being made on such activities.
     Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.
Significant Accounting Policies
     The following represents an update for the nine months ended June 30, 2011 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Concentration of Credit Risk and Sources of Supply
     As of June 30, 2011, approximately $54.2 million of the Company’s cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $37.0 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At June 30, 2011, such uninsured deposits totaled approximately $90.7 million of the $93.5 million of total cash and cash equivalents and restricted investments. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
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
Fair value of financial instruments
     At June 30, 2011 and September 30, 2010, the Company’s financial instruments included cash and cash equivalents, restricted investments in marketable securities, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value.

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
     The Company’s net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by the Company to a customer are presumed to be a reduction of the selling prices of the Company’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the Company’s statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third party information. Product shipping and handling costs are included in cost of product sales.
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
     A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similar situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangement during fiscal 2011 or 2010, which required the Company to estimate selling prices.
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
     Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the nine months ended June 30, 2011 and 2010, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million and $914,000, respectively. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), the Company recognizes revenue when it has determined that the threshold has been exceeded. During the nine months ended June 30, 2011 and 2010, sales in excess of the threshold resulted in recognized royalty revenues from Azur of approximately $527,000 and $516,000, respectively.
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

     Total compensation expense related to all of the Company’s share-based awards for the three and nine month periods ended June 30, 2011 and 2010 was comprised of the following:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Share-based compensation classified as:
Research and development expense	$164,191	$105,332	$463,374	$433,561
Selling, general and administrative expense	792,444	477,537	2,278,077	1,513,145

Total	$956,635	$582,869	$2,741,451	$1,946,706

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Share-based compensation expense from:
Stock options	$697,654	$285,179	$1,811,731	$860,412
Restricted stock units	258,981	297,690	929,720	1,086,294

Total	$956,635	$582,869	$2,741,451	$1,946,706

     Since the Company provided a full valuation allowance related to its net deferred tax assets as of June 30, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine month periods ended June 30, 2011 and 2010 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities (See Note 10, “Employee Equity Incentive Plans”).
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
     At June 30, 2011, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.4 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at June 30, 2011 and September 30, 2010.
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

     In July 2010, the Company applied for the Qualifying Therapeutic Discovery Project tax credit (“Therapeutic Credit”). The Therapeutic Credit allows qualifying business to claim a credit for 50% of their qualified investment in qualifying projects for tax years 2010 and 2009. In November 2010, the Company received notification from the Internal Revenue Service that it was granted a credit of approximately $244,000 related to the Therapeutic Credit. The Company elected to receive a cash grant in lieu of the credit which it received in May 2011. The cash grant is recorded as an offset to research and development expenses in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2011.
Recent Authoritative Guidance
     Proposed Amendments to Current Accounting Standards. The Financial Accounting Standard Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition. In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification Topic 605, Revenue Recognition. The FASB is going to re-expose this draft later this year. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.
     Fair Value Measurement. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company is required to adopt ASU No. 2011-04 effective its second quarter fiscal 2012. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.
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
3. FAIR VALUE OF MEASUREMENTS
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
     As of June 30, 2011 and September 30, 2010, the Company’s cash equivalents held in money market mutual funds of approximately $54.2 million and $25.2 million, respectively, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above.
4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES
     Restricted investments in marketable securities at June 30, 2011 and September 30, 2010 consist of certificates of deposit, which are classified as held-to-maturity. At June 30, 2011 and September 30, 2010, the fair value of these investments approximated their cost basis.
     At June 30, 2011, restricted investments in marketable securities totaling approximately $1.6 million consist of three certificates of deposit and are related to irrevocable standby letters of credit connected to fleet rentals and two office leases with expiration dates in 2013 and 2016, and are classified as non-current assets. The certificates of deposit related to fleet rentals and the office lease expiring in 2016 automatically renew annually and the certificate of deposit related to the office lease that expires in 2013 renews automatically every 30 days.
     Restricted investments in marketable securities also consist of two certificates of deposit totaling $617,100 and are related to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013, and are classified as current assets. The certificate of deposit related to the Company’s credit card agreement automatically renews every three months and the certificate of deposit related to the office lease renews automatically every 30 days.
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
     The composition of inventories as of June 30, 2011 and September 30, 2010 is as follows:

	June 30,	September 30,
	2011	2010
		(audited)
Raw materials	$866,754	$554,465
Work in progress	—	326,370
Finished goods	191,457	—
Inventories subject to return	8,237	—

Total inventory, net	1,066,448	880,835
Less: current portion	(700,562)	(652,628)

Non-current portion	$365,886	$228,207

     The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. Included in finished goods inventory is NUEDEXTA that was manufactured in 2010 to obtain FDA approval. This product is currently being sold to wholesalers and is scheduled to expire in 2012. Wholesalers generally will not purchase product that is within 12 months of expiration. As such, the Company recorded an inventory write-down of approximately $82,000 for the nine months ended June 30, 2011, for the estimated amount of product that may not be shipped due to short-dating. Included in the three and nine months ended June 30, 2010 is a write-down of docosanol inventory of $80,000.
     As of June 30, 2011 and September 30, 2010, raw materials represent gross raw materials of approximately $1.6 million and $1.3 million, respectively, offset by inventory reserves of approximately $699,000 for each period. Inventory write-downs may be taken in the future as the Company continues to assess inventory on a periodic basis or due to potential changes in the operating procedures of our contract manufacturers.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities are as follows:

	June 30,	September 30,
	2011	2010
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees	$236,411	$—
Accrued research and development expenses	261,256	221,956
Accrued selling, general and administrative expenses	1,711,462	537,347
Deferred rent	—	12,148
Other liabilities	140,000	—
Lease restructuring liability (1)	402,779	632,879

Total accrued expenses and other liabilities	2,751,908	1,404,330
Less: current portion	(2,607,241)	(1,070,061)

Non-current total accrued expenses and other liabilities	$144,667	$334,269

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
     The following table presents the restructuring activities in fiscal 2011:

			Balance at
	Balance at		June 30,
	September 30, 2010	Payments/ Reductions	2011
	(audited)
Accrued Restructuring
Total lease restructuring liability	$632,879	$(230,100)	$402,779
Less current portion	(298,610)		(278,112)

Non-current portion	$334,269		$124,667

7. NET DEFERRED REVENUES
     The following table sets forth as of June 30, 2011 the deferred royalty revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and NUEDEXTA product shipments:

	NUEDEXTA
	Product	Drug Royalty
	Shipments, Net	USA Agreement	Total
Net deferred revenues as of October 1, 2010	$—	$8,476,831	$8,476,831
Changes during the period:
Shipments, net.	4,065,512	—	4,065,512
Recognized as revenues during the period	(2,481,622)	(1,662,392)	(4,144,014)

Net deferred revenues as of June 30, 2011 (1)	$1,583,890	$6,814,439	$8,398,329

Classified and reported as:
Current portion of deferred revenues	$1,583,890	$2,087,226	$3,671,116
Deferred revenues, net of current portion	—	4,727,213	4,727,213

Total net deferred revenues	$1,583,890	$6,814,439	$8,398,329

(1)	The amount that ultimately will be recognized as net product sales may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance.
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
     Revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. The Company classified the proceeds received from Drug Royalty USA as deferred revenue, to be recognized as revenue over the life of the license agreement, because of the Company’s continuing involvement over the term of the Drug Royalty Agreement. Such continuing involvement includes overseeing the performance of

GlaxoSmithKline and its compliance with the covenants in the GSK License Agreement, monitoring patent infringement, adverse claims or litigation involving Abreva, and undertaking to find a new license partner in the event that GlaxoSmithKline terminates the agreement. The Drug Royalty Agreement contains both covenants and events of default that require such performance on the Company’s part. Therefore, nonperformance on the Company’s part could result in default of the arrangement, and could give rise to additional rights in favor of Drug Royalty USA under a separate security agreement with Drug Royalty USA, which could result in loss of the Company’s rights to share in future Abreva royalties if wholesale sales by GlaxoSmithKline exceed $62 million a year. Because of the Company’s continuing involvement, the Company recorded the net proceeds of the transaction as deferred revenue, which is being recognized as revenue using the “units-of-revenue method” over the life of the license agreement. Based on a review of the Company’s continuing involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.
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
     For the nine month periods ended June 30, 2011 and 2010, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2011	2010
Stock options	7,908,679	6,257,087
Stock warrants	6,155,170	12,240,437
Restricted stock units (1)	1,798,812	2,050,644

(1)	Includes 1,367,231 and 1,069,680 shares of restricted stock at June 30, 2011 and 2010, respectively, awarded to directors that have vested but are still restricted until the directors resign.
9. STOCKHOLDERS’ EQUITY
     On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the nine month period ended June 30, 2011, the Company issued 1,235,000 shares of common stock under the Sales Agreement raising proceeds of approximately $5.3 million, net of offering costs, including commissions. As of June 30, 2011, a total of 7,594,510 shares of common stock have been issued under the Sales Agreement at an average price of $2.83 per share raising gross proceeds of approximately $21.5 million ($20.6 million, net of offering costs, including commissions). No shares have been sold under this facility since November 2010.
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

     During the nine months ended June 30, 2011, the Company received proceeds of approximately $8.7 million from the exercise of warrants to purchase 6,085,267 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share. As of June 30, 2011, warrants to purchase 6,155,170 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants outstanding at June 30, 2011, are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.
     During the nine month period ended June 30, 2011, the Company issued 252,342 shares of common stock in connection with the vesting of restricted stock units. During the nine months ended June 30, 2011, restricted stock unit awards for a total of 209,093 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.
10. EMPLOYEE EQUITY INCENTIVE PLANS
     The Company currently has five equity incentive plans under which awards are outstanding (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. All of the Plans were approved by the stockholders, except for the 2003 Equity Incentive Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of restricted share units or purchase of restricted stock.
     During the nine month period ended June 30, 2011, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. During the nine month period ended June 30, 2010, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions of annual increases of the 2003 Plan and the 2005 Plan, the number of authorized shares of common stock for issuance under the 2003 Plan and the 2005 Plan increased 4,255,003 effective February 7, 2011 and 325,000 effective November 10, 2010, respectively. Under the Plans, as of June 30, 2011, the Company had an aggregate of 18,190,028 shares of its common stock reserved for future issuance. Of those shares, 9,707,491 were subject to outstanding options and other awards and 8,482,537 shares were available for future grants of share-based awards. As of June 30, 2011, 120,000 restricted stock units were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2011, there were no options to purchase shares of the Company’s common stock that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of June 30, 2011.
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

     Summaries of stock options outstanding and changes during the nine month period ended June 30, 2011 are presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price per	Contractual Term	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding October 1, 2010	6,364,265	$1.69
Granted	2,247,700	$4.06
Exercised	(649,296)	$0.74
Forfeited	(53,990)	$4.30

Outstanding June 30, 2011	7,908,679	$2.43	8.1	$11,238,525

Vested and expected to vest in the future, June 30, 2011 (1)	7,417,938	$2.40	8.0	$10,811,714

Exercisable, June 30, 2011	2,703,944	$2.27	7.1	$5,259,731

(1)	Vested and expected to vest consists of exercisable options as of June 30, 2011 and options expected to vest as of June 30, 2011, calculated based on estimated forfeiture rates.
     The weighted average grant-date fair value of options granted during the nine month periods ended June 30, 2011 and 2010 was $3.32 and $1.51 per share, respectively. The total intrinsic value of options exercised during the nine month periods ended June 30, 2011 and 2010 was approximately $2.2 million and $58,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2011, the total unrecognized compensation cost related to unvested options was approximately $9.6 million which is expected to be recognized over the weighted-average period of 2.7 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the nine month periods ended June 30, 2011 and 2010.
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
     Assumptions used in the Black-Scholes model for options granted during the nine month period ended June 30, 2011 were as follows:

Expected volatility	104% - 108%
Weighted-average volatility	108%
Expected term in years	5.8
Risk-fee interest rate (zero coupon U.S. Treasury Note)	1.5% - 2.5%
Expected dividend yield	0%

     The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.47-$0.79	1,169,721	7.5	$0.53	560,390	$0.53
$0.88	1,819,905	7.1	$0.88	918,997	$0.88
$1.20-$1.74	1,641,460	8.2	$1.70	662,651	$1.65
$1.80-$4.18	2,974,781	9.3	$3.65	259,094	$2.35
$4.60-$19.38	302,812	4.1	$10.98	302,812	$10.98

	7,908,679	8.1	$2.43	2,703,944	$2.27

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
     The following table summarizes the RSU activities for the nine months ended June 30, 2011:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested, October 1, 2010	521,203	$1.78
Granted	371,813	$4.12
Vested	(461,504)	$2.01

Unvested, June 30, 2011.	431,512	$3.56

     The grant-date fair value of RSUs granted during the nine month periods ended June 30, 2011 and 2010 was approximately $1.5 million and $960,000, respectively. As of June 30, 2011, the total unrecognized compensation cost related to unvested shares was approximately $1.1 million which is expected to be recognized over a weighted-average period of 1.0 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the nine month periods ended June 30, 2011 and 2010.
     At June 30, 2011, there were 1,367,231 shares of restricted stock with a weighted-average grant date fair value of $1.70 per share awarded to directors that have vested but are still restricted until the director resigns.
     In December 2010, the Company awarded performance-based RSUs (“Performance RSUs”) to purchase up to 166,813 shares of the Company’s common stock. The grant date fair value of these awards was $4.18 per share. The RSUs have a performance goal that determines the actual number of shares to be awarded up to 166,813 shares. If the goal is met by the target date, no shares are forfeited. If the goal is met within two months after the target date, 25% of the shares will be forfeited and if the goal is not met within two months after the target date, all shares will be forfeited. As of June 30, 2011, the performance goal had been achieved and no shares were forfeited. The shares vest 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date.
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
     During the nine month period ended June 30, 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and are re-measured at each balance sheet date until vested.
11. COMMITMENTS AND CONTINGENCIES
     Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.
     In fiscal 2005, the Company paid $75,000 to CNS under the agreement for the submission of the new drug application (“NDA”) for the PBA indication. Upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011, the Company paid an additional $75,000 milestone. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. During the nine month period ended June 30, 2011, the Company recorded royalties of approximately $199,000 related to NUEDEXTA product shipments. Of this amount, approximately $122,000 is recorded to cost of product sales in the condensed consolidated statements of operations for the nine months ended June 30, 2011, and the remaining $77,000 represents deferred cost of product sales and is recorded to other current assets in the condensed consolidated balance sheet at June 30, 2011. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if it sublicenses NUEDEXTA to a third party.
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
     Legal Contingencies — In June 2011, the FDA reported that an Abbreviated New Drug Application (ANDA) for a generic version of NUEDEXTA capsules was submitted on March 7, 2011. The Company has since received Paragraph IV certification notices from four separate companies contending that the Company’s patents listed in the Orange Book (U.S. Patents 7,659,282 and RE 38,115, which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA.
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

     In May 2010, the Company received proceeds from a legal settlement in the amount of approximately $390,000. The proceeds were recorded as Other, net under Other Income (Expense) in the condensed consolidated statement of operations in the third quarter of fiscal 2010.
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
     The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2011.
12. SEGMENT INFORMATION
     The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
     The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three and nine month periods ended June 30, 2011 and 2010 are attributed to the United States. All long-lived assets at June 30, 2011 and September 30, 2010 are located in the United States.
     For the three month periods ended June 30, 2011 and 2010, the revenues from prior sale of rights to royalties under the GSK license agreement were 22% and 100% of total net revenues, respectively.
     For the nine month periods ended June 30, 2011 and 2010, the revenues from prior sale of rights to royalties under the GSK license agreement were 49% and 83% of total net revenues, respectively. For the nine month periods ended June 30, 2011 and 2010, royalty revenues from Azur were 9% and 17% of total net revenues, respectively.
13. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than discussed in the accompanying notes.
     From July 1, 2011 through August 3, 2011, 56 shares were issued pursuant to the vesting of restricted stock units that were outstanding at June 30, 2011.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this report in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three month period ended June 30, 2011 is also referred to as the third quarter of fiscal 2011.
EXECUTIVE OVERVIEW
     Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (formally referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan (“DM”)/quinidine (“Q”), for the treatment of pseudobulbar affect (“PBA”). We commenced promotion of NUEDEXTA in the United States in February 2011 and we are currently pursuing approval of NUEDEXTA in Europe.
     We are also studying AVP-923 for use in different types of neuropathic pain. We have filed an Investigational New Drug application (“IND”) with the FDA to begin a large Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with multiple sclerosis. The FDA has accepted the proposed clinical investigational plan included in the submission and we plan to enroll the first patient before the end of calendar 2011.
     AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”).
     In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas which may generate future income. Our first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, we licensed all our monoclonal antibodies and remain eligible to receive milestone payments and royalties related to the sale of these assets.
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
     Several distinct pain conditions associated with multiple sclerosis (MS) have been characterized in various literature, including optic neuritis, headache, musculoskeletal pain (which includes painful tonic spasms, back pain and muscle spasms) and central neuropathic pain (which includes extremity pain, trigeminal neuralgia and Lhermitte’s sign). While the specific pain mechanisms associated with each condition have not been fully identified, it is believed that neuropathic pain results from neurologic damage caused by demyelinating lesions. Pain is a common symptom experienced by many MS patients and, in particular, approximately 30% of MS patients experience central neuropathic pain during the course of the disease.
     In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the AVP-923 STAR trial in PBA, including an endpoint measuring reduction of MS-related pain. AVP-923 30/10 mg demonstrated statistically significant decrease in pain scores compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these results, we filed an IND application with the FDA to begin a Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS. The FDA has accepted the proposed clinical investigational plan included in the submission and we plan to enroll the first patient before the end of calendar 2011.
     The objectives of the study are to evaluate the safety, tolerability, and efficacy of three dose levels of AVP-923 capsules for the treatment of central neuropathic pain in a population of patients with MS. The trial is a multicenter, randomized, double-blind, placebo-controlled, 4-arm parallel group study. Eligible patients will be randomized to receive one of the three dose levels of AVP-923 containing either 45mg DM/10mg Q, 30mg DM/10mg Q, 20mg DM/10mg Q or placebo, daily for 12 weeks. The primary efficacy endpoint is the Pain Rating Scale obtained from daily patient diaries. Secondary endpoints include measure of fatigue, impact of MS on daily life, sleep quality, cognition and depression. Safety will be assessed by monitoring adverse events, clinical laboratory tests, ECGs, physical examinations, and vital signs. We expect to enroll approximately 400 patients at 65 centers both in the U.S. and internationally.
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
General Information
     Our principal executive offices are located at 20 Enterprise, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 389-6700 and our e-mail address is info@avanir.com. Our Internet website address is www.avanir.com. We make our periodic and current reports available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Quarterly Report on Form 10-Q. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also read and copy the materials we file with the SEC by visiting the SEC’s website, www.sec.gov.
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
RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2011 AND 2010
Revenues

	Three months ended
	June 30,
	2011	2010	$ Change
REVENUES
Net product sales	$1,932,235	$—	$1,932,235
Revenue from royalties	547,900	487,350	60,550

Total revenues	$2,480,135	$487,350	$1,992,785

     Total net revenues were approximately $2.5 million for the three months ended June 30, 2011 compared to approximately $487,000 for the three months ended June 30, 2010. The increase in net revenues of approximately $2.0 million, or 409%, was primarily attributed to the product sales of NUEDEXTA which we began commercial promotion for in February 2011.
     Potential revenue-generating contracts that remained active as of June 30, 2011 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.
Cost of Product Sales
     Cost of product sales were approximately $119,000 for the three months ended June 30, 2011 compared to $80,000 in the same period of fiscal 2010. The increase in cost of product sales is attributable to the sales of NUEDEXTA which we began commercial promotion for in February 2011, partially offset by a write-down of docosanol finished goods inventory of $80,000 in the three months ended June 30, 2010.

Operating Expenses

	Three months ended
	June 30,
	2011	2010	$ Change
OPERATING EXPENSES
Research and development	$3,258,950	$2,788,132	$470,818
Selling, general and administrative	15,150,053	3,733,151	11,416,902

Total operating expenses	$18,409,003	$6,521,283	$11,887,720

Research and Development Expenses
     Research and development expenses increased by approximately $471,000 from approximately $2.8 million in the third quarter of fiscal 2010 to approximately $3.3 million for the third quarter of fiscal 2011. The increase is primarily due to an increase in costs related to medical affairs activities for NUEDEXTA, partially offset by a decrease in clinical study costs related to the STAR trial that was completed in the third quarter fiscal 2010. We expect the quarterly expenditures for research and development expenses to increase from the third quarter of fiscal 2011 level as we continue to execute on our regulatory filing plan for NUEDEXTA in Europe and continue development of AVP-923 for treatment of central neuropathic pain in patients with MS. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses and are expected to increase in the coming months.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $11.4 million from approximately $3.7 million for the third quarter of fiscal 2010 compared to approximately $15.2 million for the third quarter of fiscal 2011. The increase is primarily attributed to costs associated with preparation and execution of the commercial launch of NUEDEXTA, including increased personnel costs of approximately $6.1 million resulting from the hiring of a sales force and other key corporate and commercial headcount, which resulted in an increase of approximately 100 employees; increased marketing and market research costs of approximately $3.7 million; and increased other corporate costs of approximately $1.6 million. We expect an increase from third quarter fiscal 2011 levels in expenditures for selling, general and administrative expenses for the remainder of fiscal 2011 with our continued investments in the commercial launch of NUEDEXTA. Additionally, selling, general and administrative expense are expected to increase as we enforce our intellectual property rights relating to NUEDEXTA and continue the ongoing marketing of NUEDEXTA.
Share-Based Compensation
     Total share-based compensation expense in the three month periods ended June 30, 2011 and 2010 was approximately $957,000 and $583,000, respectively. Selling, general and administrative expense in the three month periods ended June 30, 2011 and 2010 includes share-based compensation expense of approximately $792,000 and $478,000, respectively. Research and development expense in the three month periods ended June 30, 2011 and 2010 includes share-based compensation expense of approximately $164,000 and $105,000, respectively. As of June 30, 2011, approximately $10.7 million of total unrecognized compensation costs related to nonvested options and awards is expected to be recognized over a weighted average period of 2.6 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
Other Income (Expense)
     For the three month period ended June 30, 2011, other income (expense) was approximately $17,000 expense, compared to approximately $392,000 income for the same period in the prior year. The Company recorded approximately $390,000 as Other Income in the three months ended June 30, 2010 in connection with a legal settlement. (See Note 11, “Commitments and Contingencies.”)

Net Loss
     Net loss was approximately $16.1 million, or $0.13 per share, in the three month period ended June 30, 2011 compared to a net loss of approximately $5.7 million, or $0.06 per share, for the three month period ended June 30, 2010.
COMPARISON OF NINE MONTHS ENDED JUNE 30, 2011 AND 2010
Revenues

	Nine months ended
	June 30,
	2011	2010	$ Change
REVENUES
Net product sales	$2,394,249	$—	$2,394,249
Revenue from royalties	3,340,876	2,966,778	374,098

Total revenues	$5,735,125	$2,966,778	$2,768,347

     Total net revenues were approximately $5.7 million for the first nine months of fiscal 2011 compared to approximately $3.0 million for the first nine months of fiscal 2010. The increase in net revenues of approximately $2.8 million, or 93%, was primarily attributed to NUEDEXTA product sales of $2.4 million, which we commenced promotion for in February 2011. In addition, annual royalty revenue from our license agreement with GSK increased approximately $238,000.
Cost of Product Sales
     Cost of product sales were approximately $234,000 for the first nine months of fiscal 2011 compared to $80,000 in the same period of fiscal 2010. The increase in cost of product sales is attributable to the sales of NUEDEXTA which we began commercial promotion for in February 2011.
Operating Expenses

	Nine months ended
	June 30,
	2011	2010	$ Change
OPERATING EXPENSES
Research and development	$9,622,129	$10,050,635	$(428,506)
Selling, general and administrative	38,522,264	10,222,333	28,299,931

Total operating expenses	$48,144,393	$20,272,968	$27,871,425

Research and Development Expenses
     Research and development expenses decreased by approximately $429,000 from approximately $10.1 million in the first nine months of fiscal 2010 to approximately $9.6 million for the first nine months of fiscal 2011. The decrease is primarily due to a decrease in clinical study costs related to the STAR trial that was completed in fiscal 2010, partially offset by an increase in costs related to regulatory and medical affairs activities for NUEDEXTA. We expect the quarterly expenditures for research and development expenses to increase from the third quarter of fiscal 2011 level as we continue to execute on our regulatory filing plan for NUEDEXTA in Europe and continue development of AVP-923 for treatment of central neuropathic pain in patients with MS. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses and are expected to increase in the coming months.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by approximately $28.3 million from approximately $10.2 million for the first nine months of fiscal 2010 compared to approximately $38.5 million for the first nine months of fiscal 2011. The increase is primarily attributed to costs associated with preparation and execution of the commercial launch of NUEDEXTA, including increased personnel costs of approximately $15.4 million resulting from the hiring of a sales force and other key corporate and commercial headcount resulting in an increase of approximately 100 employees; increased marketing and market research costs of approximately $9.0 million; and increased other corporate costs of approximately $3.9 million. We expect an increase from third quarter fiscal 2011 levels in expenditures for selling, general and administrative expenses for the remainder of fiscal 2011 with our continued investments in the commercial launch of NUEDEXTA. Additionally, selling, general and administrative expense are expected to increase as we enforce our intellectual property rights relating to NUEDEXTA and continue the ongoing marketing of NUEDEXTA.
Share-Based Compensation
     Total share-based compensation expense in the nine month periods ended June 30, 2011 and 2010 was approximately $2.7 million and $1.9 million, respectively. Selling, general and administrative expense in the nine month periods ended June 30, 2011 and 2010 includes share-based compensation expense of approximately $2.3 million and $1.5 million, respectively. Research and development expense in the nine month periods ended June 30, 2011 and 2010 includes share-based compensation expense of approximately $463,000 and $434,000, respectively.
Other Income (Expense)
     For the nine month period ended June 30, 2011, other income (expense) was less than $1,000 expense, compared to approximately $401,000 income for the same period in the prior year. The Company recorded approximately $390,000 as Other Income in the nine months ended June 30, 2010 in connection with a legal settlement. (See Note 11, “Commitments and Contingencies.”)
Net Loss
     Net loss was approximately $42.6 million, or $0.36 per share, in the nine month period ended June 30, 2011 compared to a net loss of approximately $17.0 million, or $0.20 per share, for the nine month period ended June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity by our ability to fund current and future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of inventories, accounts payable and capital expenditures; the timing and extent of cash received from milestone payments under license agreements; ability to obtain adequate credit facilities; and financial flexibility to attract long-term equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities and used to fund operations, working capital requirements and investing activities.
Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Nine months ended
	June 30,
	2011	2010	$ Change
Net cash used in operating activities	$(42,473,047)	$(16,642,782)	$(25,830,265)
Net cash used in investing activities	(2,500,775)	(85,637)	(2,415,138)
Net cash provided by financing activities	97,499,372	26,566,484	70,932,888

Net increase in cash and cash equivalents	$52,525,550	$9,838,065	$42,687,485

     Operating activities. Net cash used in operating activities was approximately $42.5 million for the nine months ended June 30, 2011 compared to approximately $16.6 million for the nine months ended June 30, 2010. The increase is primarily due to expenses related to our regulatory and commercial readiness activities including approximately $2.5 million of prepayments required for some large programs related to clinical trial costs and marketing activities.
     Investing activities. Net cash used in investing activities was approximately $2.5 million for the nine months ended June 30, 2011, compared to approximately $86,000 for the nine months ended June 30, 2010. The increase in cash used in investing activities was primarily related to investments in securities and an increase in the purchase of property and equipment to support the build-out of our commercial infrastructure and systems and general office needs.
     Financing activities. Net cash provided by financing activities was approximately $97.5 million for the nine months ended June 30, 2011 compared to approximately $26.6 million for the nine months ended June 30, 2010. In the first quarter of fiscal 2011, we raised approximately $83.0 million in proceeds, net of offering costs, including commissions, from our public offering and approximately $5.3 million in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. Additionally, in the first nine months of fiscal 2011, we received proceeds of approximately $8.7 million from the exercise of warrants.
     In April 2009, we filed a shelf registration statement on Form S-3 with the SEC to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. As of June 30, 2011, approximately $13.5 million remains available on this shelf registration statement.
     On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of June 30, 2011, approximately 7.6 million shares of common stock had been sold under this facility for total gross proceeds of approximately $21.5 million. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for AVP-923.
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
     In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds us, after deducting underwriting discounts, commissions and offering expenses.
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

     As of June 30, 2011 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$5,640,124	$1,470,966	$2,189,578	$1,625,599	$353,981
Purchase obligations (2)	3,385,821	3,385,821	—	—	—

Total	$9,025,945	$4,856,787	$2,189,578	$1,625,599	$353,981

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2011 which approximates our contractual commitments for goods and services in the normal course of our business.
     NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).
     We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. During the nine month period ended June 30, 2011, we recorded royalties of approximately $199,000 related to NUEDEXTA product shipments. Of this amount, approximately $122,000 is recorded to cost of product sales in the condensed consolidated statements of operations for the nine months ended June 30, 2011, and the remaining $77,000 represents deferred cost of product sales and is recorded to other current assets in the condensed consolidated balance sheet at June 30, 2011. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.
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
Management Outlook
     We believe that cash and cash equivalents and restricted investments of approximately $93.5 million at June 30, 2011 will be sufficient to sustain our planned level of operations into the fourth quarter of calendar 2012. However, we cannot provide assurances that our planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.
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
Interest rate sensitivity
     The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of June 30, 2011 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.
     As of June 30, 2011, approximately $54.2 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $37.0 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At June 30, 2011, such uninsured deposits totaled approximately $90.7 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.
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
     In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2011. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In June 2011, the FDA reported that an Abbreviated New Drug Application (ANDA) for a generic version of NUEDEXTA capsules was submitted on March 7, 2011.We have since received Paragraph IV certification notices from four separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282 and RE 38,115, which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA.
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
     Supplying the market for NUEDEXTA requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, pharmacies, institutions and prescribers may rely on third-party medical information systems to interpret the NUEDEXTA approved product label and guide utilization of NUEDEXTA. If these information systems load incorrect information or misinterpret the approved product label, it may result in lower adoption or utilization than expected. For example, because NUEDEXTA contains quinidine, which is a known pro-arrhythmic drug at antiarrhythmic doses exceeding 600 mg per day, it is possible that medical information systems may incorrectly identify NUEDEXTA as contraindicated or otherwise inappropriate for a patient, even in situations where the risks are substantially less than indicated perceived.
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
     We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of June 30, 2011, we had an accumulated deficit of approximately $347.3 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our efforts to commercialize NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to market NUEDEXTA.
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

     Certain of our key issued patents are currently being challenged and our pending patent applications may be denied. An adverse outcome in either case would adversely affect our ability to generate significant product revenue or become profitable.
     We have invested in an extensive patent portfolio and we rely substantially on the protection of our intellectual property through our ownership or control of issued patents and patent applications. The degree of patent protection that will ultimately be afforded to us in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. If we cannot prevent others from exploiting claims in our patent portfolio, we will not derive the benefit from it that we currently expect. Further, we may incur substantial expense from litigation to protect our patent portfolio.
     The validity, enforceability and scope of our core patents covering NUEDEXTA is currently being challenged as a result of recent ANDA filings from generic drug companies. The outcome of the current or any future challenges to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from NUEDEXTA and any future products. More broadly speaking, investors should be aware that the biopharmaceutical industry is highly competitive. Our ability to compete in this space involves various risks relating to our intellectual property, including:
•	our patents covering NUEDEXTA may be found to be invalid and unenforceable or insufficiently broad to block the introduction of a generic form of NUEDEXTA;

•	the claims in any of our pending patent applications may not be allowed and our patent applications may not be granted;

•	competitors may develop similar or superior technologies independently, duplicate our technologies, or design around the patented aspects of our technologies;

•	any of our issued patents may not provide us with significant competitive advantages; and

•	we may not be able to secure additional worldwide intellectual property protection for our NUEDEXTA patent portfolio.
      An adverse outcome with respect to any of these risks could adversely affect our ability to generate significant product revenue or become profitable.
      If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license.
      Even if we successfully secure our intellectual property rights, third parties, including other biotechnology or pharmaceutical companies, may allege that our technology infringes on their rights Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation could adversely affect our business, financial condition, and results of operations. Litigation is also time consuming and could divert management's attention and resources away from our operations and other activities. If we were to lose any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms, or at all. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor's patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.
     We have received notice of four ANDA filings for NUEDEXTA submitted by generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe on our valid patent rights. As a result of these filings, we expect to be involved in costly and time consuming patent litigation against all four generic drug companies and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.
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
     We have received Paragraph IV certification notices from four separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282 and RE 38,115, which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. Although we intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, there can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of NUEDEXTA.
     If an ANDA filer were to receive approval to sell a generic version of NUEDEXTA and/or prevail in any patent litigation, NUEDEXTA would become subject to increased competition and our revenue would be adversely affected.
     PBA is a new market and estimates vary significantly over the potential market size and our anticipated revenues over the near and long term.
     Our drug is being made available to patients to treat PBA, an indication for which there is no established pharmaceutical market. Industry sources and equity research analysts have a wide divergence of estimates for the near- and long-term market potential of our product. A variety of assumptions directly impact the estimates for our drug’s market potential, including estimates of underlying neurologic condition prevalence, severity of PBA prevalence among these conditions, and rates of physician adoption of our drug for treatment of PBA among these populations, drug pricing assumptions, and patient adherence and compliance rates within each underlying neurologic condition. Small differences in these assumptions can lead to widely divergent estimates of the market potential of our product. Additionally, although our approved product label is indicated to treat PBA, without regard for the underlying neurological condition, it is possible that physicians, the FDA’s Division of Drug Marketing, Advertising and Communication (“DDMAC”) or others may interpret the label more narrowly than the FDA’s approving division’s approval for a broad PBA label and believe that PBA secondary to certain conditions, such as Alzheimer’s disease, is not an indicated use. If such interpretations are widespread, the actual market size may be smaller than we have estimated. Accordingly, investors are cautioned not to place undue reliance on any particular estimates of equity research analysts or industry sources.
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
     In addition, if we are required to conduct additional post-approval clinical studies, implement a REMS, or take other similar actions, such requirements or restrictions could have a material adverse impact on our ability to generate revenues from sales of NUEDEXTA, and/or require us to expend significant additional funds.
     We have limited capital resources and may need to raise additional funds to support our operations.
     We have experienced significant operating losses in funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue the commercial launch of NUEDEXTA. Although we had approximately $93.5 million in cash and cash equivalents and restricted investments in marketable securities as of June 30, 2011, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations on a profitable basis and it is possible that we may not be able to achieve profitability with our current capital resources.
     In light of our substantial long-term capital needs, we may need to partner (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels into the fourth quarter of calendar 2012, which includes the costs associated with the ongoing marketing of NUEDEXTA for PBA. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development and commercialization plans for NUEDEXTA. This may result in significant delays or cutbacks in the commercialization of NUEDEXTA and may force us to further curtail our operations or seek to raise additional capital.
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
     Based on the results of our market research, we believe that physicians are likely to support the use and adoption of NUEDEXTA for the treatment of PBA. We conducted market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product, and not actual results from having prescribed the product, which could result in different responses from those same or other physicians.
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
     We may seek to have our products or product candidates marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all, and may not qualify or be accepted for accelerated review in foreign countries. For example, our development partner in Japan encountered significant difficulty in seeking approval of docosanol in that country and was forced to abandon efforts to seek approval in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
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
     In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•	we may have to issue debt or equity securities to complete business development activities, which would dilute our stockholders and could adversely affect the market price of our common stock;

•	business development activity may negatively impact our results of operations because it may require us to amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;

•	certain business development activities may impact our relationship with existing or potential partners who are competitive with the acquired business, products or technologies;

•	business development activities may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;

•	business development activity may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	business development activities may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.
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
     The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in areas similar to those in which we are performing our research. For example, we expect that NUEDEXTA will face competition from antidepressants, atypical anti-psychotic agents and other agents in the treatment of PBA. Additionally, NUEDEXTA is currently facing challenges from “generic” drug companies, as described above.
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
     In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care, as well as hold public hearings on these matters, which has resulted in certain private companies dropping the prices of their drugs. In May 2011, we received a letter from four members of the 112th Congress of the United States requesting certain information relating to the Company, FDA interactions, and the pricing of NUEDEXTA. The materials we provided in response to this letter were discussed in a report issued by the Senate Special Committee on Aging and we believe this matter to be closed. However, we cannot be certain the matter is closed or whether there will be future inquiries on the subject of NUEDEXTA pricing or what the impact might be of any such future inquiries. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
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
     Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Therapeutic Products Directorate, or TPD, or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA, TPD and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA, TPD and other regulatory agencies do restrict communications by pharmaceutical companies or their sales representatives on the subject of off-label use. The FDA, TPD and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA, TPD and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. The Company has taken numerous steps to ensure compliance is a high priority thoughout the organization and we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements, however, the FDA, TPD or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. Our distribution partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label uses of products we have licensed to them, which may have an adverse impact on sales of such licensed products, which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.
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
     We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute NUEDEXTA and the API for docosanol 10% cream and to provide clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and NUEDEXTA, and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom and available from only a limited number of sources. In particular, there may be a limited supply source for APIs in NUEDEXTA. Although we maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations and revenues. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or NUEDEXTA API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing NUEDEXTA could negatively affect our sales revenues, as well as delay our clinical trials of this product candidate for DPN pain, MS-related pain or other potential indications. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, the ongoing economic crisis creates risk for us if any of these third parties suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.
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
     The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to many factors independent of our operating results, including the following:
•	comments made by securities analysts, including changes in their recommendations;

•	short selling activity by certain investors, including any failures to timely settle short sale transactions;

•	announcements by us of financing transactions and/or future sales of equity or debt securities;

•	sales of our common stock by our directors, officers or significant stockholders, including sales effected pursuant to predetermined trading plans adopted under the safe-harbor afforded by Rule 10b5-1;

•	regulatory developments in the U.S. and foreign countries, including the passage of laws, rules or regulations relating to healthcare and reimbursement or the public announcement of inquiries relating to these subjects;

•	lack of volume of stock trading leading to low liquidity; and

•	market and economic conditions.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION
On August 8, 2011, the Company entered into an amendment to the Company’s change of control agreement with Christine Ocampo, the Company’s Vice President, Finance. The amendment provides for an increase to 18 months of severance benefits following a change of control termination.
Item 6. EXHIBITS
Exhibits

10.1	Amended and Restated Change of Control Agreement, dated August 8, 2011, by and between Avanir Pharmaceuticals, Inc. and Christine Ocampo

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	August 9, 2011
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	August 9, 2011