Form 10-K
period 2011-09-30
AVANIR PHARMACEUTICALS, INC.
filed 2011-12-13
CIK 858803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-15803

Avanir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Enterprise Suite 200, Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 389-6700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Preferred Share Purchase Rights	N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011 was approximately $496.7 million, based upon the closing price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 2011, the registrant had 126,959,119 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be held on February 16, 2012 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

References in this report to Avanir, the Company, we, our and us refer to Avanir Pharmaceuticals, Inc. and its subsidiaries, on a consolidated basis. “Avanir” and “NUEDEXTA” are registered trademarks of Avanir Pharmaceuticals, Inc. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

EXECUTIVE OVERVIEW

Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan (“DM”) and low-dose quinidine (“Q”), for the treatment of pseudobulbar affect (“PBA”). We commenced promotion of NUEDEXTA in the United States in February 2011 and we are currently pursuing approval of NUEDEXTA in Europe.

We are also studying AVP-923 for use in different types of neuropathic pain. We have filed an Investigational New Drug application (“IND”) with the FDA and have initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, we are pursuing planned studies to assess behavioral disturbances related to emotional lability, such as agitation, in patients with Alzheimer’s disease.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain. Additional phase III trials with a modified formulation would need to be completed for approval of this indication.

In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas that may generate future revenue for us. Our first commercialized product, docosanol 10% cream (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare), is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, we out-licensed all of our monoclonal antibodies and we remain eligible to receive milestone payments and royalties related to the sale of these assets.

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

NUEDEXTA is an innovative combination of two well-characterized components: dextromethorphan hydrobromide (20 mg), the ingredient that is pharmacologically active in the central nervous system, and quinidine sulfate (10 mg), a metabolic inhibitor enabling dextromethorphan to reach therapeutic plasma concentrations. NUEDEXTA acts on sigma-1 and N-Methyl-D-aspartic acid, or NMDA, receptors in the brain, although the mechanism by which NUEDEXTA exerts therapeutic effects in patients with PBA is unknown.

Studies to support the effectiveness of NUEDEXTA were performed in patients with PBA and underlying amyotrophic lateral sclerosis, or ALS, and multiple sclerosis. The primary outcome measure, the number of laughing and crying episodes, was significantly lower in the NUEDEXTA cohort compared with placebo. The secondary outcome measure, the Center for Neurologic Studies Lability Scale (CNS-LS), demonstrated a significantly greater mean decrease in CNS-LS score from baseline for the NUEDEXTA cohort compared with placebo. NUEDEXTA has not been shown to be safe and effective in other types of emotional lability that can commonly occur, for example, in Alzheimer’s disease and other dementias.

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

Patients should take NUEDEXTA exactly as prescribed. Patients should not take more than 2 capsules in a 24-hour period, make sure that there is an approximate 12-hour interval between doses, and not take a double dose after they miss a dose.

These are not all the risks from use of NUEDEXTA. For additional important safety information about NUEDEXTA, please see the full Prescribing Information at www.NUEDEXTA.com.

PBA indication and market

PBA is a distinct neurologic syndrome that is characterized by a loss of control of emotional expression, typically involving episodes of involuntary or exaggerated motor expression of emotion such as laughing, crying or other emotional displays.

There are an estimated 18 to 20 million people in the United States who suffer from the underlying neurologic conditions that can give rise to PBA. These underlying neurologic conditions include but are not limited to ALS, MS, Alzheimer’s disease, Parkinson’s disease, stroke and traumatic brain injury. Extrapolating from the epidemiologic medical literature, physician estimates and an Avanir-sponsored patient survey, which surveyed a total of 2,464 patients and caregivers of patients with underlying neurologic conditions associated with PBA (including ALS, Alzheimer’s disease/dementias, MS, Parkinson’s disease, stroke and traumatic brain injury), we estimate that approximately 10% of people in the United States who suffer from neurological disease or injury suffer from moderate to severe PBA, with many more suffering from mild PBA.

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

We believe that NUEDEXTA represents a more attractive treatment option for patients suffering from PBA. In our Phase III STAR trial that was completed in 2009, patients treated with NUEDEXTA reported an average 80% reduction in episodes at the end of the 12-week study compared to baseline, with an average 50% reduction in episodes in the first week of treatment. Over the course of the 12-week study, patients receiving NUEDEXTA experienced significantly lower PBA episode rates versus placebo (P<0.0001). Over the final two weeks of the STAR trial, one-half of patients treated with NUEDEXTA achieved episode-free remission.

NUEDEXTA Commercialization Strategy

We currently market NUEDEXTA to approximately 10,000 physicians and other healthcare providers who specialize in psychiatry, neurology or geriatric medicine and practice in outpatient or long-term care settings. Our commercial strategy for NUEDEXTA includes the following objectives: increase awareness and diagnosis of PBA, expand adoption of NUEDEXTA, minimize barriers to patient access, and motivate patients and caregivers to request and adhere to NUEDEXTA therapy.

AVP-923 for the Potential Treatment of Neuropathic Pain

AVP-923 for the Treatment of MS Pain

Multiple Sclerosis (“MS”) is one of the most frequent chronic neurologic disease causing significant disability in young adults. Among the many neurological complications of MS, chronic pain has a significant impact on the daily life of patients with this disease.

Several distinct pain conditions associated with MS have been characterized in various literature, including optic neuritis, headache, musculoskeletal pain (which includes painful tonic spasms, back pain and muscle spasms) and central neuropathic pain (which includes extremity pain, trigeminal neuralgia and Lhermitte’s sign). While the specific pain mechanisms associated with each condition have not been fully identified, it is believed that neuropathic pain results from neurologic damage caused by demyelinating lesions. Pain is a common symptom experienced by many MS patients and, in particular, approximately 30% of MS patients experience central neuropathic pain during the course of the disease.

In September 2009, we reported on secondary efficacy endpoints from the double-blind phase of the AVP-923 STAR trial in PBA, including an endpoint measuring reduction of MS-related pain. AVP-923 30/10 mg demonstrated statistically significant decrease in pain scores compared to placebo in the subset of MS patients with moderate-to-severe pain. Based on these results, we filed an IND application with the FDA to begin a Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS. The FDA accepted the proposed clinical investigational plan included in the submission and we enrolled the first patient in November 2011.

The objectives of the study are to evaluate the safety, tolerability, and efficacy of three dose levels of AVP-923 capsules for the treatment of central neuropathic pain in a population of patients with MS. The trial is a multicenter, randomized, double-blind, placebo-controlled, 4-arm parallel group study. Eligible patients will be randomized to receive one of the three dose levels of AVP-923 containing either 45mg DM/10mg Q, 30mg DM/10mg Q, 20mg DM/10mg Q or placebo, daily for 12 weeks. The primary efficacy endpoint is the Pain Rating Scale obtained from daily patient diaries. Secondary endpoints include measure of fatigue, impact of MS on daily life, sleep quality, cognition and depression. Safety will be assessed by monitoring adverse events, clinical laboratory tests, electrocardiograms, physical examinations, and vital signs. We expect to enroll approximately 400 patients both in the U.S. and internationally.

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

In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until December 2013. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. From the effective date of the GSK License Agreement up to the 2002 sale of the Company’s royalty rights to Drug Royalty USA, Inc., the Company received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.

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

While it is also possible that compounding pharmacies could combine the components of NUEDEXTA in an unauthorized fashion that is in violation of our patents, it is inconsistent with the policies of the Pharmacy Compounding Accreditation Board.

Manufacturing

We currently have no manufacturing or production facilities and, accordingly, rely on third parties for clinical production of our products and product candidates. We obtain the API for NUEDEXTA from a sole supplier who is one of several available commercial suppliers. (See Item 1A, “Risk Factors”). Further, we licensed to various pharmaceutical companies the exclusive rights to manufacture and distribute docosanol 10% cream.

Intellectual Property Rights

Patents

We own and have licensed a number of our patents relating to our products, which in the aggregate are believed to be of material importance to us in the operation of our business. See Item 1A, “Risk Factors.”

In December 2010, we filed applications for patent term extension for NUEDEXTA under the Hatch-Waxman law that allows for up to five additional years of patent protection based on the development timeline of a drug. Although we applied to extend two Nuedexta patents listed in the FDA Orange Book, if both are granted extensions, we will need to select only one patent for extension. Without extension, these patents currently expire on March 27, 2012 and January 26, 2016, respectively.

Trademarks and Other Intellectual Property Rights

We have made a practice of selling our products under trademarks and of obtaining protection for these trademarks by all available means. These trademarks are protected by registration in the United States and other countries where such products are marketed. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

Our intellectual property also includes copyrights, confidential and trade secret information.

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

Employees

As of December 1, 2011, we employed 188 persons, including 25 engaged in research and development activities, including clinical development, medical and regulatory affairs, and 163 in selling, general and administrative functions such as human resources, finance, accounting, business development, sales, marketing, and investor relations. Of the selling, general and administrative positions, approximately 129 are field based.

Financial Information about Segments

We operate in a single accounting segment — the development and commercialization of novel treatments that target the central nervous system. Refer to Note 14, “Segment Information” in the Notes to the Consolidated Financial Statements.

General Information

Our principal executive offices are located at 20 Enterprise, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 389-6700 and our e-mail address is info@avanir.com. Our Internet website address is www.avanir.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2012 Annual Meeting of Stockholders, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Avanir) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Risks Relating to Our Business

Our near-term prospects are dependent on NUEDEXTA. If we are unable to successfully commercialize NUEDEXTA, including raising PBA awareness, driving higher rates of physician adoption and obtaining reimbursement and third party payor coverage, we will not be able to commercialize NUEDEXTA effectively and our ability to generate significant revenue or achieve profitability will be adversely affected.

Although NUEDEXTA has been approved for marketing, our current ability to generate significant revenue is entirely dependent upon our ability to successfully commercialize NUEDEXTA. To be successful we must continue to:

•	establish and maintain successful sales, marketing and education programs for our targeted physicians;

•	raise physician awareness of PBA and encourage physicians to screen patients for the condition;

•	obtain adequate reimbursement for NUEDEXTA from a broad range of payors; and

•	maintain and defend our patent protection and maintain regulatory exclusivity for NUEDEXTA.

Supplying the market for NUEDEXTA requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required sales and marketing infrastructure, as well as successfully manage an increasing number of relationships, including with suppliers, manufacturers, distributors, insurance carriers and prescribers, we will have difficulty growing our business. In addition, pharmacies, institutions and prescribers may rely on third-party medical information systems to interpret the NUEDEXTA approved product label and guide utilization of NUEDEXTA. If these information systems load incorrect information or misinterpret the approved product label, it may result in lower adoption or utilization than expected. For example, because NUEDEXTA contains quinidine, which is a known pro-arrhythmic drug at antiarrhythmic doses exceeding 600 mg per day, it is possible that medical information systems may incorrectly identify NUEDEXTA as contraindicated or otherwise inappropriate for a patient, even in situations where the risks are substantially less than perceived.

In addition, we may enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach customers in domestic or foreign market segments and when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold NUEDEXTA, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to accomplish any of these key objectives, we may not be able to generate significant product revenue or become profitable.

We have a history of net losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve or maintain profitability in the future.

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of September 30, 2011, we had an accumulated deficit of approximately $365.3 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our efforts to commercialize NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to market NUEDEXTA.

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

The validity, enforceability and scope of our core patents covering NUEDEXTA are currently being challenged as a result of recent abbreviated new drug application (“ANDA”) filings from generic drug companies. The outcome of the current or any future challenges to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from NUEDEXTA and any future products. More broadly speaking, investors should be aware that the biopharmaceutical industry is highly competitive. Our ability to compete in this space involves various risks relating to our intellectual property, including:

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

We have received notice of four ANDA filings for NUEDEXTA submitted by generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe on our issued patents. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

NUEDEXTA is approved under the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”), which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

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

We have received Paragraph IV certification notices from four separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282 and RE 38,115, which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. In response to these notices, we have filed suit against all four of the generic drug companies to defend our patent rights.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the ’282 and ‘115 patents are not infringed and/or are invalid.

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

NUEDEXTA is being made available to patients to treat PBA, an indication for which there is no established pharmaceutical market. Industry sources and equity research analysts have a wide divergence of estimates for the near- and long-term market potential of our product. A variety of assumptions directly impact the estimates for our drug’s market potential, including estimates of underlying neurologic condition prevalence, severity of PBA prevalence among these conditions, and rates of physician adoption of our drug for treatment of PBA among these populations, drug pricing assumptions, and patient adherence and compliance rates within each underlying neurologic condition. Small differences in these assumptions can lead to widely divergent estimates of the market potential of our product. Additionally, although our approved product label is indicated to treat PBA, without regard for the underlying neurological condition, it is possible that physicians, the FDA’s Office of Prescription Drug Promotion (“OPDP”) or others may interpret the label more narrowly than the FDA’s approving division’s approval for a broad PBA label and believe that PBA secondary to certain conditions, such as Alzheimer’s disease, is not an indicated use. If such interpretations are widespread, the actual market size may be smaller than we have estimated. Accordingly, investors are cautioned not to place undue reliance on any particular estimates of equity research analysts or industry sources.

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

We have experienced significant operating losses in funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue the commercial launch of NUEDEXTA. Although we had approximately $81.8 million in cash and cash equivalents and restricted investments in marketable securities as of September 30, 2011, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations on a profitable basis and it is possible that we may not be able to achieve profitability with our current capital resources.

In light of our substantial long-term capital needs, we may need to partner our rights to NUEDEXTA (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we expect to be able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels into the fourth quarter of calendar 2012, which includes the costs associated with the ongoing marketing of NUEDEXTA for PBA. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development and commercialization plans for NUEDEXTA. This may result in significant delays or cutbacks in the commercialization of NUEDEXTA and may force us to further curtail our operations or seek to raise additional capital.

If we raise additional capital, we may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt securities. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing stockholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater. In addition, debt financing, to the extent available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or entering into licensing transactions. If we seek to raise capital through licensing transactions or sales of one or more of our technologies, drugs or drug candidates, as we have previously done with certain investigational compounds and docosanol 10% cream, then we will likely need to share a significant portion of future revenues from these drug candidates with our licensees. Additionally, the development of any drug candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such relationships.

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

Disputes relating to these transactions can lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses. See Item 3 “Legal Proceedings” for further discussion relating to a lawsuit filed by Neal R. Cutler, M.D., founder of Alamo Pharmaceuticals, LLC.

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

We have successfully completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter necessitate the testing of a low-dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for this indication, we believe it is likely that two large well-controlled Phase III trials would be needed to support a supplemental NDA filing for this indication. Due to our limited capital resources, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for NUEDEXTA. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent pharmacokinetic study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo or an active comparator. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 for other indications, including central neuropathic pain in patients with MS, behavioral disturbances related to emotional lability in patients with Alzheimer’s disease, or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license.

Even if we successfully secure our intellectual property rights, third parties, including other biotechnology or pharmaceutical companies, may allege that our technology infringes on their rights. Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation could adversely affect our business, financial condition, and results of operations. Litigation is also time consuming and could divert management’s attention and resources away from our operations and other activities. If we were to lose any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms, or at all. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor’s patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.

We rely on market research to evaluate the potential commercial acceptance of NUEDEXTA.

Based on the results of our market research, we believe that physicians are likely to continue to support the use and adoption of NUEDEXTA for the treatment of PBA. We conduct market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product, and not actual results from having prescribed the product, which could result in different responses from those same or other physicians.

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

Market exclusivity provisions under the FDCA, may also delay the submission or the approval of certain applications for competing product candidates. The FDCA provides three years of non-patent marketing exclusivity for an NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving abbreviated NDAs (ANDA) for drugs containing the original active agent.

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

We are seeking to have our products or product candidates, including NUEDEXTA, marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all, and may not qualify or be accepted for accelerated review in foreign countries. For example, our development partner in Japan encountered significant difficulty in seeking approval of docosanol in that country and was forced to abandon efforts to seek approval in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

•

we may have to issue debt or equity securities to complete business development activities, which would dilute our stockholders and could adversely affect the market price of our common stock, and we may issue securities or rights with contingent payment obligations, which could have variable accounting treatment and negative accounting consequences;

•

business development activity may negatively impact our results of operations because it may require us to amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax or accounting consequences, substantial depreciation or deferred compensation charges;

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

Our principal operations are located in Aliso Viejo, California. We depend on our facilities and on our partners, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our partners, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. However, we have a disaster recovery plan in place for our information technology infrastructure that generally allows us to have our systems operational in as little as four hours of triggering the disaster recovery plan, depending on the severity of the disaster. Moreover, any such event could impact the commercialization of NUEDEXTA and our research and development programs.

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

•	Establish annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics;

•	Increase minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;

•	Extend manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	Establish a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

Require manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	Increase the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

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

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 31, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians.

We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs.

Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Therapeutic Products Directorate, or TPD, or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA, TPD and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA, TPD and other regulatory agencies do restrict communications by pharmaceutical companies or their sales representatives on the subject of off-label use. The FDA, TPD and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA, TPD and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. The Company has taken numerous steps to ensure compliance is a high priority throughout the organization and we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements, however, the FDA, TPD or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. Our distribution partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label uses of products we have licensed to them, which may have an adverse impact on sales of such licensed products, which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

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

In the event that we attempt to enter into international markets, in some instances we expect to rely on collaborative partners to obtain regulatory approvals and to market and sell our product(s) in those markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling NUEDEXTA, with the exception of one such agreement relating to Israel. We may be unable to enter into any other arrangements on terms favorable to us, or at all, and even if we are able to enter into sales and marketing arrangements with collaborative partners, we cannot assure you that their sales and marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling NUEDEXTA in international markets, or if our collaborators’ efforts are unsuccessful, our ability to generate revenues from international product sales will suffer.

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

Our headquarters and commercial and administrative offices are located in Aliso Viejo, California, where we currently occupy approximately 30,000 square feet. The Aliso Viejo office lease expires in November 2016.

We lease approximately 30,370 square feet in two buildings in San Diego. The terms of the leases for the San Diego facilities end in January 2013. The San Diego buildings are sublet through January 2013.

Item 3.	Legal Proceedings

NUEDEXTA ANDA Litigation

In June and July 2011, we received Paragraph IV certification notices from four separate companies contending that certain of our patents listed in the FDA Orange Book (U.S. Patents 7,659,282 (“’282 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. In August 2011, we filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), and Impax Laboratories, Inc. (“Impax”) (Par, Actavis, Wockhardt and Impax, collectively the “Defendants”). All four lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the

Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the ‘282 and ‘115 patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against AzurPharma International III Limited and AzurPharma Limited (collectively, “Azur”) and Avanir (the “Cutler Action”). We purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, we agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, we sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although we may remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges that Azur has failed to make certain sales information available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. We maintain that we have not acquiesced. Dr. Cutler is seeking damages in an amount that may exceed $35 million, as well as attorneys’ fees. As of September 30, 2011, we believe there is a low likelihood of an outcome adverse to us, and as such, we have not recorded any liability related to any potential legal settlement that may be assessed against us. However, we will continue to evaluate the need for any such liability in the future.

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

	Common Stock Price
	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$5.80	$1.31	$2.68	$1.65
Second Quarter	$4.53	$3.35	$2.72	$1.67
Third Quarter	$4.80	$3.00	$3.45	$2.20
Fourth Quarter	$4.18	$2.46	$3.73	$2.63

On December 1, 2011, the closing sales price of our common stock was $2.33 per share.

As of December 5, 2011, we had approximately 27,738 stockholders, including 373 holders of record and an estimated 27,365 beneficial owners. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following graph compares the cumulative 5-year return provided stockholders on Avanir Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on October 1, 2006 and its relative performance is tracked through September 30, 2011.

Information About Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12 of Part III of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below at September 30, 2011 and 2010, and for the fiscal years ended September 30, 2011, 2010, and 2009, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 2009, 2008 and 2007, and for the years ended September 30, 2008 and 2007, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein. The quarterly consolidated financial data are derived from unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The following tables include selected consolidated financial data for each of our last five fiscal years and quarterly data for the last two fiscal years and include adjustments to reflect the classification of our FazaClo Business as discontinued operations.

Summary Financial Information

	Fiscal Years Ended September 30,
Statement of operations data:	2011	2010	2009	2008	2007
Net revenues	$10,495,895	$2,895,474	$4,176,509	$6,958,568	$9,224,561
Operating expenses	$70,679,330	$29,794,558	$26,017,815	$24,709,901	$33,945,900
Loss from operations	$(60,629,415)	$(27,096,724)	$(21,924,665)	$(18,962,458)	$(29,368,855)
Loss before discontinued operations	$(60,631,563)	$(26,694,148)	$(21,996,016)	$(15,912,672)	$(28,381,724)
(Loss) income from discontinued operations	$—	$—	$—	$(1,583,067)	$7,448,271
Net loss	$(60,631,563)	$(26,694,148)	$(21,996,016)	$(17,495,739)	$(20,933,453)
Basic and diluted loss per share:
Loss before discontinued operations	$(0.51)	$(0.30)	$(0.28)	$(0.27)	$(0.72)
(Loss) income from discontinued operations	$—	$—	$—	$(0.03)	$0.19
Net loss	$(0.51)	$(0.30)	$(0.28)	$(0.30)	$(0.53)
Basic and diluted weighted average number of shares of common stock outstanding	119,405,230	87,614,420	78,844,251	58,901,030	39,643,876

	Fiscal Years Ended September 30,
Balance sheet data:	2011	2010	2009	2008	2007
Cash and cash equivalents	$79,542,564	$38,771,469	$31,486,012	$41,383,930	$30,487,962
Investments in marketable securities	$2,252,939	$601,550	$468,475	$856,597	$3,153,436
Total cash, cash equivalents and investments in marketable securities	$81,795,503	$39,373,019	$31,954,487	$42,240,527	$33,641,398
Working capital	$70,200,594	$32,967,188	$26,685,567	$37,171,636	$29,336,776
Total assets	$89,648,994	$42,141,198	$34,068,072	$45,906,161	$39,095,893
Deferred revenues	$7,791,416	$8,476,831	$9,912,367	$12,486,032	$15,320,430
Notes payable and capital lease obligations	$—	$—	$—	$25,744	$12,024,592
Total liabilities	$18,309,330	$14,134,642	$14,126,337	$16,905,997	$32,065,659
Stockholders’ equity	$71,339,664	$28,006,556	$19,941,735	$29,000,164	$7,030,234

Quarterly statement of operations data for fiscal 2011 (Unaudited):	Fiscal Quarters Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net revenues	$1,818,487	$1,436,503	$2,480,135	$4,760,770
Gross profit	$1,818,487	$1,322,176	$2,360,927	$4,548,325
Operating expenses	$13,937,227	$15,798,163	$18,409,003	$22,534,937
Loss from operations	$(12,118,740)	$(14,475,987)	$(16,048,076)	$(17,986,612)
Net loss	$(12,111,919)	$(14,465,588)	$(16,065,560)	$(17,988,496)
Basic and diluted net loss per share	$(0.11)	$(0.12)	$(0.13)	$(0.14)
Basic and diluted weighted average number of common shares outstanding	108,396,709	121,635,339	123,354,986	124,325,299

Quarterly statement of operations data for fiscal 2010 (Unaudited):	Fiscal Quarters Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net revenues	$1,484,934	$994,494	$487,350	$(71,304	)(1)
Gross profit (loss)	$1,484,934	$994,494	$407,350	$(188,944)
Operating expenses	$6,313,368	$7,438,317	$6,521,283	$9,521,590
Loss from operations	$(4,828,434)	$(6,443,823)	$(6,113,933)	$(9,710,534)
Net loss	$(4,822,957)	$(6,440,462)	$(5,721,583)	$(9,709,146)
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.06)	$(0.10)
Basic and diluted weighted average number of common shares outstanding	83,159,376	83,419,640	89,347,783	94,458,530

(1)	In accordance with Staff Accounting Bulletin 108, in the fourth quarter of fiscal 2010, the Company recorded a cumulative non-cash adjustment to correct an immaterial error related to previously recorded deferred royalty revenue related to the GSK license agreement. The total cumulative non-cash adjustment recorded in the fourth quarter was a decrease in revenue of $797,000 which resulted in net revenues of ($71,000) in the fourth fiscal quarter of 2010 and $2.9 million for fiscal 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA (referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan and low-dose quinidine, for the treatment of pseudobulbar affect (“PBA”). We commenced promotion of NUEDEXTA in the United States in February 2011 and are currently pursuing approval of NUEDEXTA in Europe.

We are also studying AVP-923 for use in different types of neuropathic pain. We have filed an Investigational New Drug application (“IND”) with the FDA and have initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). Additional phase III trials with a modified formulation would need to be completed for approval of this indication.

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

The following is a summary of significant accomplishments in fiscal 2011 and subsequent to the end of fiscal 2011 through the date of this filing that have materially affected our operations, financial condition and prospects:

•	On October 29, 2010, we announced that the FDA approved NUEDEXTA as the first treatment for PBA.

•

On November 22, 2010, we completed an underwritten public offering of 20,000,000 shares of our common stock. Gross offering proceeds resulting from the offering were approximately $88,000,000, before deducting underwriting discounts, commissions and offering expenses.

•	On January 31, 2011, we announced that NUEDEXTA was available by prescription in the United States and we commenced promotion of NUEDEXTA in February 2011.

•

On April 4, 2011, we filed an Investigational New Drug application with the FDA to begin a large Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with multiple sclerosis.

•

On May 4, 2011, we announced the PRISM registry, the first patient registry to further quantify the prevalence and quality of life impact of PBA in patients with a variety of underlying neurologic conditions.

•	In November 2011, we enrolled the first patient in our Phase II clinical trial of AVP-923, an investigational drug for the treatment of central neuropathic pain in patients with multiple sclerosis.

•

In November 2011, the European Medicines Agency (“EMA”) accepted the filing of the Marketing Authorization Application (MAA) for NUEDEXTA for the treatment of PBA. The MAA acceptance triggers the initiation of the EMA’s scientific assessment and opinion review period which will take a minimum of 210 calendar days.

Our principal focus is on the commercialization of NUEDEXTA for the PBA indication. We believe that cash and cash equivalents and restricted investments of approximately $81.8 million at September 30, 2011, together with funds generated from sales of NUEDEXTA, will be sufficient to fund our operations, for at least the next 15 months. In addition, we received approximately $7.8 million from the exercise of approximately 5.4 million warrants in December 2011. For additional information about the risks and uncertainties that may affect our business and prospects, please see Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates and assumptions are required in the determination of revenue recognition in certain royalties. Significant estimates and assumptions are also required in the appropriateness of amounts recognized for inventories, income taxes, contingencies and stock-based compensation. We base our estimates on historical experience and various other assumptions that are available at that time and that we believe to be reasonable under the circumstances. Some of these judgments can be subjective and complex. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

We have historically generated revenues from product sales, collaborative research and development arrangements, and other commercial arrangements such as royalties, the sale of royalty rights and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the sale of rights to future royalties.

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, we recognize revenue at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize such product revenues on the earlier of when we have met all the above criteria, including the ability to reasonably estimate future returns, when we can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired.

Product Sales — NUEDEXTA.    NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. We have entered into agreements with wholesale customers, certain medical institutions and third-party payors throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date.

At the present time, we are unable to reasonably estimate future returns due to the lack of sufficient historical returns data for NUEDEXTA. Accordingly, we invoice the wholesaler, record deferred revenue at gross invoice sales price less estimated cash discounts and distribution fees, and classify the inventory shipped as inventories subject to return. We currently defer recognition of revenue and the related cost of product sales on shipments of NUEDEXTA until the right of return no longer exists, i.e. when we receive evidence that the products have been dispensed to patients. We estimate patient prescriptions dispensed using an analysis of third-party information. In the future, we plan to recognize product sales upon shipment to the customer when we believe we have sufficient data to develop reasonable estimates of expected returns based upon historical returns.

Our net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by us to a customer are presumed to be a reduction of the selling prices of our products or services and, therefore, are characterized as a reduction of revenue when recognized in our statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”).    Revenue from sales of docosanol is recorded when title and risk of loss have passed to the buyer provided that the criteria for revenue recognition are met. We sell docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. Our contracts for sales of docosanol include buyer acceptance provisions that give buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give us notice within 30 days after receipt of the product. We have the option to refund or replace any such defective materials; however, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot to date. Therefore, we recognize revenue at the time of delivery without providing any returns reserve.

Multiple Element Arrangements.    We have, in the past, entered into arrangements whereby we deliver to the customer multiple elements including technology and/or services. Such arrangements have included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. At the inception of the arrangement, we analyze the multiple element arrangements to determine whether the elements can be separated. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If an element can be separated, we allocate amounts based upon the selling price of each element. We determine the selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use third-party evidence of selling price of a similar product or service to a similar situated customer. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement. We have not entered into any multiple element arrangements during fiscal 2011, 2010 or 2009, that require us to estimate selling prices.

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

Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), we recognize royalty revenue in the period in which the threshold is exceeded.

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

Cost of Product Sales

Cost of revenues includes third-party royalties, costs to provide research and development services, and direct and indirect costs to manufacture product sold, including packaging, storage, shipping and handling costs and the write-off of obsolete inventory.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized using the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2011, 2010, and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. During fiscal 2011, we reduced our estimated forfeitures from 12.6% to 7.0% resulting in an increase in share-based compensation expense of approximately $40,000. During fiscal 2010, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 12.6% to zero percent, as we expect all the awards to vest. This change in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $93,000 with no effect on loss per share for fiscal 2010. In the fourth quarter of fiscal 2009, we reviewed our estimated forfeiture rate considering then recent actual data resulting in a reduction to our estimated forfeiture rate from 30.0% to 12.6% in fiscal 2009. Additionally, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 30.0% to zero percent, as we expected all the awards to vest. These changes in the estimated forfeiture rates during fiscal 2009 resulted in an increase in share-based compensation expense of $935,000 and an increase to the diluted loss per share of $0.01 for fiscal 2009.

Recognition of Expenses in Outsourced Contracts

Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize expense as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of our contracts extend across multiple reporting periods, including our largest contract, representing an $11.9 million Phase II clinical trial contract that was entered into during fiscal 2011.

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

We categorize revenues by type of revenue in five different categories: 1) product sales, 2) royalties and royalty rights, 3) licensing, 4) government research grant services and 5) research and development services.

All long-lived assets for fiscal 2011 and 2010 are located in the United States.

Comparison of Fiscal 2011 and 2010

Revenues

	Year ended September 30,
	2011	2010	$ Change	% Change
REVENUES
Net product sales	$6,089,306	$—	$6,089,306	N/A
Revenues from royalties and royalty rights	4,406,589	2,895,474	1,511,115	52%

Total revenues	$10,495,895	$2,895,474	$7,600,421	262%

Total net revenues were $10.5 million for the fiscal year ended September 30, 2011 compared to $2.9 million for the fiscal year ended September 30, 2010. The increase in net revenues of approximately $7.6 million was primarily attributed to NUEDEXTA product sales of $6.1 million, for which we began commercial promotion in February 2011. In addition, annual royalty revenue from our license agreement with GSK increased approximately $599,000 and in fiscal 2010, we recorded a non-recurring non-cash adjustment that reduced GSK royalty revenue by $797,000.

Potential revenue-generating contracts that remained active as of September 30, 2011 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies. See Note 11, “Research, License, Supply and other Agreements,” and Note 14, “Segment Information,” in the Notes to Consolidated Financial Statements.

Cost of Product Sales

In fiscal 2011, cost of product sales was $446,000 compared to $198,000 in fiscal 2010. The increase in cost of product sales is attributable to the sales of NUEDEXTA for which we began commercial promotion in February 2011.

Operating Expenses

	Year ended September 30,
	2011	2010	$ Change	% Change
OPERATING EXPENSES
Research and development	$15,253,739	$13,322,040	$1,931,699	15%
Selling and marketing	38,140,558	5,719,819	32,420,739	567%
General and administrative	17,285,033	10,752,699	6,532,334	61%

Total operating expenses	$70,679,330	$29,794,558	$40,884,772	137%

Research and Development Expenses

Research and development expenses increased by approximately $1.9 million for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010. The increase is primarily due to increased spending of $3.6 million in medical affairs activities and $1.6 million in expense related to the clinical study for the treatment of central neuropathic pain in patients with MS which started in fiscal 2011, partially offset by a $3.1 million reduction in clinical expenses resulting from costs incurred in support of the complete response to the FDA approvable letter in fiscal 2010. We expect expenditures for research and development expenses to increase from fiscal 2011 levels as we continue to execute on our regulatory filing plan for NUEDEXTA in Europe and continue development of AVP-923 for treatment of central neuropathic pain in patients with MS and planned studies to assess behavioral disturbances related to emotional lability, such as agitation, in patients with Alzheimer’s disease.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $32.4 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. The increase is primarily attributed to costs associated with preparation and execution of the commercial launch of NUEDEXTA, including increased personnel costs of approximately $18.9 million resulting from the hiring of a sales force and other key corporate and commercial headcount resulting in an increase of over 100 employees; increased marketing and market research costs of approximately $12.5 million; and increased other costs of approximately $1.0 million. Selling and marketing expenses are expected to increase as we continue the ongoing marketing of NUEDEXTA.

General and Administrative Expenses

General and administrative expenses increased by approximately $6.5 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. The increase is primarily attributed to increased personnel costs of approximately $3.5 million resulting from the hiring of key corporate headcount to support the commercialization of NUEDEXTA; increased legal expense of approximately $1.1 million primarily due to the enforcement of our intellectual property rights; and increased other corporate costs of approximately $1.9 million. General and administrative expenses are expected to increase as we enforce our intellectual property rights relating to NUEDEXTA.

Share-Based Compensation

The Company re-examines forfeiture rates as they apply to stock-based compensation on an annual basis. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. During fiscal 2010, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 12.6% to zero percent, as we expected all the awards to vest. This change in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $93,000 with no effect on loss per share for fiscal 2010. Future estimates may differ substantially from management’s current estimates.

Total compensation expense for our share-based payments in the fiscal years ended September 30, 2011 and 2010 was approximately $3.8 million and $2.7 million, respectively. Research and development expense in the fiscal years ended September 30, 2011 and 2010 includes share-based compensation expense of approximately $644,000 and $578,000, respectively. Selling and marketing expense in the fiscal years ended September 30, 2011 and 2010 includes share-based compensation expense of approximately $600,000 and $58,000, respectively. General and administrative expense in the fiscal years ended September 30, 2011 and 2010 includes share-based compensation expense of approximately $2.5 million and $2.1 million, respectively. As of September 30, 2011, approximately $10.4 million of total unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.5 years. See Note 10, “Stockholders’ Equity — Employee Equity Incentive Plans,” in the Notes to Consolidated Financial Statements for further discussion.

Interest Income

For the fiscal year ended September 30, 2011, interest income was approximately $39,000, compared to approximately $15,000 for the prior fiscal year. The increase is due to a higher average cash balance in fiscal 2011 as compared to the prior fiscal year.

Other, net

Other, net was approximately $38,000 of expense in fiscal 2011 compared to income of approximately $391,000 in fiscal 2010. In fiscal year 2010, the Company recorded approximately $390,000 as Other, net under Other Income (Expense) in connection with a legal settlement. (See Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements).

Net Loss

Net loss was approximately $60.6 million, or $0.51 per share, for the fiscal year ended September 30, 2011, compared to a net loss of approximately $26.7 million, or $0.30 per share for the fiscal year ended September 30, 2010. The increase in net loss is primarily attributed to costs incurred for the commercial launch of NUEDEXTA.

Comparison of Fiscal 2010 and 2009

Revenues and Cost of Revenues

	Year ended September 30,
	2010	2009	$ Change	% Change
REVENUES
Revenues from royalties and royalty rights	$2,895,474	$3,642,675	$(747,201)	–21%
Revenues from license agreements	—	533,834	(533,834)	–100%
Total revenues	$2,895,474	$4,176,509	$(1,281,035)	–31%

Revenues

Revenues were $2.9 million for the fiscal year ended September 30, 2010 compared to $4.2 million for the fiscal year ended September 30, 2009. The decrease in revenues of approximately $1.3 million was primarily attributed to a decrease in the recognition of deferred royalty revenue, as well as a decrease in licensing revenue related to the license agreement with Kobayashi Pharmaceutical Co. Ltd. which was terminated in fiscal 2009.

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

Operating Expenses

	Year ended September 30,
	2010	2009	$ Change	% Change
OPERATING EXPENSES
Research and development	$13,322,040	$15,867,049	$(2,545,009)	–16%
Selling, general and administrative	16,472,518	10,150,766	6,321,752	62%

Total operating expenses	$29,794,558	$26,017,815	$3,776,743	15%

Research and Development Expenses

Research and development expenses decreased by approximately $2.5 million for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009. The decrease is primarily due to a reduction in clinical expenses resulting from the completion of the STAR trial in fiscal 2009, partially offset by costs incurred in support of the complete response to the FDA approvable letter for NUEDEXTA and other regulatory activities. The complete response was submitted to the FDA in the third fiscal quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $6.3 million for the fiscal year ended September 30, 2010, compared to the fiscal year ended September 30, 2009. The increase is primarily attributed to costs associated with preparation for commercial readiness for the launch of NUEDEXTA.

Share-Based Compensation

The Company re-examines forfeiture rates as they apply to stock-based compensation on an annual basis. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. During fiscal 2010, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 12.6% to zero percent, as we expect all the awards to vest. This change in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $93,000 with no effect on loss per share for fiscal 2010. In the fourth quarter of fiscal 2009, we reviewed our estimated forfeiture rate considering then recent actual data resulting in a reduction to our estimated forfeiture rate from 30.0% to 12.6% in fiscal 2009. Additionally, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 30.0% to zero percent, as we expected all the awards to vest. These changes in the estimated forfeiture rates during fiscal 2009 resulted in an increase in share-based compensation expense of $935,000 and an increase to loss per share of $0.01 for fiscal 2009. Future estimates may differ substantially from management’s current estimates.

Total compensation expense for our share-based payments in the fiscal years ended September 30, 2010 and 2009 was approximately $2.7 million and $2.9 million, respectively. Selling, general and administrative expense in the fiscal years ended September 30, 2010 and 2009 includes share-based compensation expense of approximately $2.2 million for each period. Research and development expense in the fiscal years ended September 30, 2010 and 2009 includes share-based compensation expense of approximately $578,000 and $664,000, respectively. See Note 11, “Stockholders’ Equity — Employee Equity Incentive Plans,” in the Notes to Consolidated Financial Statements for further discussion.

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

Other, net

Other, net was approximately $391,000 of income in fiscal 2010 compared to expense of approximately $272,000 in fiscal 2009. In fiscal 2010, the Company recorded approximately $390,000 as Other, net under Other Income (Expense) in connection with a legal settlement. (See Note 9, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements). In fiscal 2009, the Company recognized a loss on disposal of fixed assets of approximately $266,000.

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

	September 30, 2011	Increase During	September 30, 2010	Increase During Period	September 30, 2009
Cash, cash equivalents and investment in marketable securities	$81,795,503	$42,422,484	$39,373,019	$7,418,532	$31,954,487
Cash and cash equivalents	$79,542,564	$40,771,095	$38,771,469	$7,285,457	$31,486,012
Net working capital	$70,200,594	$37,233,406	$32,967,188	$6,281,621	$26,685,567

	Year Ended September 30, 2011	Change Between Periods	Year Ended September 30, 2010	Change Between Periods	Year Ended September 30, 2009
Net cash used in operating activities	$(56,521,289)	$(32,722,034)	$(23,799,255)	$(3,509,095)	$(20,290,160)
Net cash (used in) provided by investing activities	(3,474,744)	(3,128,258)	(346,486)	(703,848)	357,362
Net cash provided by financing activities	100,767,128	69,335,930	31,431,198	21,396,318	10,034,880

Net increase (decrease) in cash and cash equivalents	$40,771,095	$33,485,638	$7,285,457	$17,183,375	$(9,897,918)

Operating activities.    Net cash used in operating activities was approximately $56.5 million in fiscal 2011 compared to approximately $23.8 million in fiscal 2010. The increase is primarily due to expenses related to the commercial launch of NUEDEXTA and the Company’s regulatory activities. Net cash used in operating activities was approximately $20.3 million in fiscal 2009. The increase from fiscal 2009 to fiscal 2010 was primarily due to expenses related to the Company’s regulatory and commercial readiness activities.

Investing activities.    Net cash used in investing activities was approximately $3.5 million in fiscal 2011, compared to approximately $346,000 in fiscal 2010. The increase is primarily related to the increase in purchases of property and equipment in support of our commercial launch of NUEDEXTA and investments in securities. In fiscal 2010, cash used in investing activities was primarily due to the purchase of property and equipment in support of our commercial readiness activities and investments in securities. Net cash provided by investing activities in fiscal 2009 was approximately $357,000. In fiscal 2009, cash provided by investing activities arose primarily from sales and maturities of investments.

Financing activities.    Net cash provided by financing activities was approximately $100.8 million in fiscal 2011 compared to approximately $31.4 million in fiscal 2010. In fiscal 2011, we raised approximately $96.7 million in gross proceeds (approximately $91.4 million net of offering costs and commissions) from the sale of common stock and approximately $9.3 million from the exercise of warrants and stock options. In fiscal 2010, we raised approximately $32.7 million in gross proceeds (approximately $31.6 million net of offering costs and commissions) from sales of common stock. Net cash provided by financing activities was approximately $10.0 million in fiscal year 2009. In fiscal 2009, we raised approximately $10.8 million in gross proceeds (approximately $10.2 million net of offering costs and commissions) from sale of common stock.

In April 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of December 1, 2011, 9.8 million shares of common stock had been sold for total gross proceeds of $27.9 million through this facility under our registration statement. Approximately $7.1 million remains on this shelf registration statement. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for NUEDEXTA.

In September 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwritten offering at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds to us, after deducting underwriting discounts, commissions and estimated offering expenses.

In September 2010, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. In November 2010, we completed an underwritten public offering of 20,000,000 shares of our common stock offered at a public offering price of $4.40 per share. Gross offering proceeds resulting from the offering were approximately $88,000,000, with net proceeds of approximately $83.0 million, after deducting offering discounts, costs and commissions.

As of December 1, 2011, approximately $34.5 million of the September 2009 shelf registration statement remains available and there are no funds remaining on the September 2010 shelf registration statement.

As of September 30, 2011, we have contractual obligations for trade expenses and operating lease obligations, as summarized in the table that follows. We have no off-balance sheet arrangements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$5,473,954	$1,709,902	$1,984,668	$1,637,791	$141,593
Purchase obligations(2)	5,140,581	5,140,581	—	—	—

Total	$10,614,535	$6,850,483	$1,984,668	$1,637,791	$141,593

(1)	Operating lease obligations are exclusive of payments we expect to receive under sublease agreements.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at September 30, 2011, which approximates our contractual commitments for goods and services in the normal course of our business.

In connection with our acquisition of Alamo in May 2006, we agreed to pay up to an additional $39,450,000 in revenue-based earn-out payments, based on future sales of FazaClo. These earn-out payments are based on FazaClo sales in the U.S. from the closing date of the acquisition through December 31, 2018 (the “Contingent Payment Period”). We sold the FazaClo product line to Azur in August 2007. Our future earn-out obligations that would have been payable to the prior owner of Alamo Pharmaceuticals upon the achievement of certain milestones were assumed by Azur, although we may remain liable for these payments if Azur defaults on these obligations. See Item 3, “Legal Proceedings — Alamo and Azur Litigation.”

NUEDEXTA License Milestone Payments.    We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. During fiscal 2011, we recorded royalties of approximately $389,000 related to NUEDEXTA product shipments. Of this amount, approximately $309,000 is recorded to cost of product sales in the consolidated statements of operations for fiscal 2011, and the remaining $80,000 represents deferred cost of product sales and is recorded to other current assets in the consolidated balance sheet at September 30, 2011. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursued the development of NUEDEXTA for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA in addition to the royalty discussed above on net GAAP revenues. We are not obligated to develop additional indications under the CNS license agreement.

Management Outlook

We believe that cash, cash equivalents and restricted investments of approximately $81.8 million at September 30, 2011, together with funds generated from sales of NUEDEXTA, will be sufficient to sustain our planned level of operations for at least the next 15 months. In addition, we received approximately $7.8 million from the exercise of approximately 5.4 million warrants in December 2011. However, we cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated.

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

As described below, we are exposed to market risks related to changes in interest rates. Because substantially all of our revenue, expenses, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates if we obtain EMA approval to market NUEDEXTA and distribute internationally, expand international distribution of docosanol 10% cream and purchase additional services from outside the U.S. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Interest Rate Sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of September 30, 2011 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on the average duration of our investments in interest-bearing accounts as of September 30, 2011, an increase of one percentage point in the interest rates for these interest-bearing accounts would have resulted in increases in interest income of approximately $22,000.

As of September 30, 2011, $38.4 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $41.1 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. At September 30, 2011, such uninsured deposits totaled approximately $78.0 million. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are placed at various money market mutual funds and financial institutions of high credit standing.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of September 30, 2011. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report, which is set forth at F-3.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors that is required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Executive Officers” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

Additionally, information relating to reporting of insider transactions in Company securities is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers and Key Employees of the Registrant

The names of our executive officers and other key employees and their ages as of December 1, 2011 are set forth below. Officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Keith A. Katkin	40	President and Chief Executive Officer
Gregory J. Flesher	41	Senior Vice President and Chief Business Officer
Randall E. Kaye, M.D.	49	Senior Vice President, Chief Medical Officer
Joao Siffert, M.D.	48	Senior Vice President, Research and Development
Eric S. Benevich	46	Vice President, Marketing
Adrian Hepner, M.D.	50	Vice President, Clinical Research
Elona Kogan	42	Vice President, Legal
Michael McFadden	44	Vice President, U.S. Sales and Managed Markets
Christine G. Ocampo, CPA	39	Vice President, Finance, Secretary

Keith Katkin.    Mr. Katkin joined Avanir in July of 2005 as Senior Vice President of Sales and Marketing. In March 2007, Mr. Katkin was appointed President and Chief Executive Officer and was elected as a member of the Board of Directors. Prior to joining Avanir, Mr. Katkin previously served as Vice President, Commercial Development for Peninsula Pharmaceuticals, playing a key role in the management and sale of the company to Johnson & Johnson in 2005. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Inc., Amgen, Inc., and Abbott Laboratories. Mr. Katkin also served as strategic advisor to Cerexa, a pharmaceutical company that was sold to Forest Laboratories in 2007. Mr. Katkin received a B.S. degree in Business and Accounting from Indiana University and an M.B.A. degree in Finance from the Anderson School of Management at UCLA, graduating with honors. Mr. Katkin became a licensed Certified Public Accountant in 1995.

Gregory J. Flesher.    Mr. Flesher joined Avanir in June 2006 as Senior Director of Commercial Strategy and in November 2006 assumed the additional responsibility for Business Development and Portfolio Planning. In August 2007 he was promoted to Vice President of Business Development and in February 2011 he was promoted to Senior Vice President and Chief Business Officer. Prior to joining Avanir, he served as a Sales Director from 2004 to 2006 and as Director of Pulmonary & Infectious Disease Marketing from 2002 to 2004 at InterMune, Inc., a biopharmaceutical company. Prior to his tenure at InterMune, Mr. Flesher held Oncology and Nephrology marketing positions with Amgen Inc., a global biotechnology company. Mr. Flesher also held roles in global marketing and clinical development at Eli Lilly and Company. Mr. Flesher graduated from Purdue University with a degree in Biology and has completed his doctorate coursework in Biochemistry and Molecular Biology at Indiana University School of Medicine.

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

Joao Siffert, M.D.    Dr. Siffert joined Avanir in August 2011 as Senior Vice President, Research and Development. Dr. Siffert previously served as Vice President and Chief Medical Officer at Ceregene, Inc., a biotechnology company focused on the development of neurotrophic gene therapies for Alzheimer’s and Parkinson’s diseases, from September 2007 to August 2011. Prior to his work at Ceregene, Dr. Siffert served as the Chief Medical Officer at Avera Pharmaceuticals, a CNS specialty pharmaceutical company, from May 2005 to September 2007. Prior to joining Avera, Dr. Siffert held positions with Pfizer from February 2002 to May 2005, first as a medical director for Relpax and subsequently as the worldwide medical team leader of Lyrica and

Neurontin focusing in areas of pain and epilepsy. Prior to Pfizer, Dr. Siffert held academic positions at Beth Israel Medical Center, where he served as director of the Adult Neuro-Oncology program, and Albert Einstein College of Medicine, where he was assistant professor of neurology. Dr. Siffert completed residencies in pediatrics at New York University School of Medicine and in neurology at Harvard Medical School. Dr. Siffert was certified by the American Board of Neurology and Psychiatry in 1996. He holds an M.D. degree from the University of Sao Paulo School of Medicine as well as an M.B.A. degree from Columbia University Business School.

Eric S. Benevich.    Mr. Benevich joined Avanir in July 2005 as Senior Director of Marketing. In August 2007, he was promoted to Vice President of Marketing. Prior to joining Avanir, Mr. Benevich previously served as the Senior Director of Marketing for Peninsula Pharmaceuticals. Prior to his tenure at Peninsula Pharmaceuticals, Mr. Benevich held several Marketing positions with Amgen Inc., a global biotechnology company. In addition, Mr. Benevich held several commercial roles at Astra Merck in Sales, Market Research and Brand Marketing. Mr. Benevich graduated from Washington State University with a degree in International Business.

Adrian Hepner, M.D.    Dr. Hepner joined Avanir in 2006 as Senior Director of Clinical Research and Medical Affairs. Dr. Hepner has over 20 years of U.S. and international experience in clinical studies and has been involved in filing of multiple INDs and NDAs. Dr. Hepner trained first as a physician and later as a neuropsychiatrist at the University of Buenos Aires School of Medicine. He also spent a number of years as a post-doctoral fellow in neuropsychopharmacology at the University of Ottawa. Following his post-doctoral fellowship Dr. Hepner was a clinical consultant to a number of pharmaceutical companies and a leading clinical investigator in Latin America. In 2001, he joined IVAX Research where he was director of new drug development. Prior to joining Avanir he was director of innovative R&D at TEVA Pharmaceuticals. Dr. Hepner has over 30 published papers and has also received an award from the National Academy of Medicine in Argentina for his research work in dementias.

Elona Kogan.    Ms. Kogan joined Avanir in the role of Vice President of the Legal Affairs Department in May 2011. Ms. Kogan is responsible for Avanir’s legal affairs, as well as providing counsel to the chairman and chief executive officer and its Board of Directors. Prior to joining Avanir, Ms. Kogan was Associate General Counsel and Privacy Officer at King Pharmaceuticals, Inc., a publicly traded pharmaceutical company. In addition to providing counsel to the chief commercial officer, and helping shape company commercial strategy, Ms. Kogan worked on a variety of legal issues, including, regulatory compliance, patient assistance programs, privacy issues, contracting, litigation and corporate governance. Prior to joining King Pharmaceuticals, Ms. Kogan worked at Bristol-Myers Squibb, Bergen Brunswick, and Epstein, Becker & Green. Ms. Kogan earned a B.A. degree, cum laude from Columbia University, and a Juris Doctor degree from the Southwestern University School of Law.

Michael McFadden.    Mr. McFadden joined Avanir in May 2010 as Vice President of U.S. Sales and Managed Markets. Mr. McFadden’s 20 years of pharmaceutical commercial experience includes the selling and marketing of several successful prescription products. Prior to joining Avanir, Mr. McFadden served in various leadership roles in sales and managed care at Amylin Pharmaceuticals where he was responsible for building and leading sales and managed markets teams and launching two first-in-class diabetes products. Prior to his tenure at Amylin, Mr. McFadden held commercial roles at Pharmacia and Eli Lilly and Company. Mr. McFadden graduated from University of Louisiana at Monroe with a degree in Business Administration.

Christine G. Ocampo, CPA.    Ms. Ocampo joined Avanir in March 2007 as Corporate Controller and was promoted to Vice President, Finance in February 2008. Prior to joining Avanir, Ms. Ocampo served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of Cardiogenesis Corporation from November 2003 until April 2006. From 2001 to November 2003, Ms. Ocampo served in the role of Vice President and Corporate Controller at Cardiogenesis. Prior to first joining Cardiogenesis in April 1997, Ms. Ocampo held a management position in Finance at Mills-Peninsula Health Systems in Burlingame, CA, and spent three years as an auditor for Ernst & Young LLP. Ms. Ocampo graduated with a Bachelors of Science degree in Accounting from Seattle University and became a licensed Certified Public Accountant in 1996.

Code of Ethics

We have adopted a code of Business Conduct and Ethics for directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer and controller), and employees. This code is available on our website at www.avanir.com. Any waivers from or amendments to the code of ethics will be filed with the SEC on Form 8-K. You may also request a printed copy of our code of ethics, without charge, by writing to us at 20 Enterprise, Suite 200, Aliso Viejo, California 92656, Attn: Investor Relations.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” contained in the Proxy Statement.

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

(a) Financial Statements and Schedules

See index to the financial statements on page F-1.

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

3.1	Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.1	March 25, 2009

3.2	Bylaws of the Registrant	Current Report on Form 8-K, as Exhibit 3.2	March 25, 2009

3.3	Certificate of Ownership and Merger merging Avanir Pharmaceuticals, a California corporation, with and into Avanir Pharmaceuticals, Inc., a Delaware corporation	Current Report on Form 8-K, as Exhibit 3.3	March 25, 2009

3.4	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 3.3	March 25, 2009

4.1	Form of Common Stock Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 25, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

4.2	Form of Senior Indenture	Registration Statement on Form S-3 (File No. 333-169175), as Exhibit 4.3	September 8, 2009

4.3	Form of Subordinated Indenture	Registration Statement on Form S-3 (File No. 333-169175), as Exhibit 4.4	September 8, 2009

4.4	Form of Common Stock Warrant, issued in connection with the Subscription Agreement dated March 26, 2008	Current Report on Form 8-K, as Exhibit 10.2	March 27, 2008

4.5	Stockholder Rights Agreement, dated as of March 20, 2009, by and between Avanir Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 4.2	March 25, 2009

4.6	Form of Rights Certificate with respect to the Stockholder Rights Agreement, dated as of March 20, 2009	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 4.2	March 25, 2009

10.1	License Agreement, dated as of March 31, 2000, by and between Avanir Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation	Current Report on Form 8-K, as Exhibit 10.1	May 4, 2000

10.2	License Purchase Agreement, dated as of November 22, 2002, by and between Avanir Pharmaceuticals and Drug Royalty USA, Inc.	Current Report on Form 8-K, as Exhibit 99.1	January 7, 2003

10.3	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and BC Sorrento, LLC, effective as of September 1, 2000	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.1	August 14, 2000

10.4	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and Sorrento Plaza, effective as of May 20, 2002	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as Exhibit 10.1	August 13, 2002

10.5	Office lease agreement, dated as of April 28, 2006, by and between RREEF America REIT II Corp. FFF and Avanir Pharmaceuticals	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.7	December 18, 2006

10.6	License Agreement, dated as of August 1, 2000, by and between Avanir Pharmaceuticals and IriSys Research & Development, LLC*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.2	August 14, 2000

10.7	Exclusive Patent License Agreement, dated as of April 2, 1997, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.1	May 13, 2005

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.8	Amendment to Exclusive Patent License Agreement, dated as of April 11, 2000, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.2	May 13, 2005

10.9	Manufacturing Services Agreement, dated as of January 4, 2006, by and between Patheon Inc. and Avanir Pharmaceuticals*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as Exhibit 10.1	May 10, 2006

10.10	Amended and Restated 1998 Stock Option Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as Exhibit 10.2	December 21, 2001

10.11	Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as Exhibit 10.4	December 21, 2001

10.12	Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.1	May 14, 2003

10.13	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.2	May 14, 2003

10.14	2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.3	May 14, 2003

10.15	Form of Non-Qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.4	May 14, 2003

10.16	Form of Restricted Stock Grant for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.5	May 14, 2003

10.17	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.6	May 14, 2003

10.18	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as Exhibit 10.1	July 30, 2009

10.19	2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as Exhibit 10.21	December 14, 2005

10.20	Form of Stock Option Agreement for use with 2005 Equity Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	March 23, 2005

10.21	Form of Restricted Stock Unit Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.21	December 8, 2010

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.22	Form of Restricted Stock Unit Director Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.22	December 8, 2010

10.23	Form of Restricted Stock Purchase Agreement for use with 2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.35	December 18, 2006

10.24	Form of Change of Control Agreement	Filed herewith

10.25	Employment Agreement with Randall Kaye, dated as of December 23, 2005	Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as Exhibit 10.1	February 9, 2006

10.26	Employment Agreement with Keith Katkin, dated as of March 13, 2007	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.44	December 21, 2007

10.27	Sublease Agreement, dated as of July 2, 2007, by and between Avanir Pharmaceuticals and Halozyme, Inc. (11388 Sorrento Valley Rd., San Diego, CA)	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.51	December 21, 2007

10.28	Sublease Agreement, dated as of July 2, 2007, by and between Avanir Pharmaceuticals and Halozyme, Inc. (11404 Sorrento Valley Rd., San Diego, CA)	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.52	December 21, 2007

10.29	Third Amendment to Lease, dated as of July 19, 2007, by and between Avanir Pharmaceuticals and RREEF America REIT II Corp. FFF	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.53	December 21, 2007

10.30	Asset Purchase and License Agreement, dated as of March 6, 2008, by and among Avanir Pharmaceuticals, Xenerex Biosciences and Emergent Biosolutions, Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as Exhibit 10.1	May 14, 2008

10.31	Sublease Agreement, dated as of April 21, 2009, by and between Avanir Pharmaceuticals, Inc. and Halozyme, Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as Exhibit 10.1	May 8, 2009

10.32	Controlled Equity OfferingSM Sales Agreement, dated as of July 30, 2009, by and between Avanir Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 10.2	July 30, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.33	Amendment #1 to Manufacturing Services Agreement, dated as of January 19, 2010, by and between Avanir Pharmaceuticals, Inc. and Patheon Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as Exhibit 10.1	May 3, 2010

10.34	Quality Agreement, dated as of January 19, 2010, by and between Avanir Pharmaceuticals, Inc. and Patheon Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as Exhibit 10.2	May 3, 2010

10.35	First Amendment to Offer of Employment, dated as of December 31, 2008, by and between Keith A. Katkin and Avanir Pharmaceuticals, Inc.	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.37	December 8, 2010

10.36	Summit Office Lease, dated as of February 1, 2011, by and between Aliso Viejo RO-V1, LLC and Avanir Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as Exhibit 10.1	May 10, 2011

21.1	List of Subsidiaries	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 21.1	December 8, 2010

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document†	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document†	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document†	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†	Filed herewith

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document †	Filed herewith

*	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

†	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANIR PHARMACEUTICALS, INC.

By:	/S/ KEITH A. KATKIN
Keith A. Katkin
President and Chief Executive Officer

Date: December 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KEITH A. KATKIN Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	December 13, 2011

/S/ CHRISTINE G. OCAMPO, CPA Christine G. Ocampo, CPA	Vice President, Finance (Principal Financial and Accounting Officer)	December 13, 2011

/S/ CRAIG A. WHEELER Craig A. Wheeler	Director, Chairman of the Board	December 13, 2011

/S/ STEPHEN G. AUSTIN, CPA Stephen G. Austin, CPA	Director	December 13, 2011

/S/ CHARLES A. MATHEWS Charles A. Mathews	Director	December 13, 2011

/S/ DAVID J. MAZZO, PH.D. David J. Mazzo, Ph.D.	Director	December 13, 2011

/S/ DENNIS G. PODLESAK Dennis G. Podlesak	Director	December 13, 2011

/S/ SCOTT M. WHITCUP, M.D. Scott M. Whitcup, M.D.	Director	December 13, 2011

Avanir Pharmaceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Financial Statements:
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avanir Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

December 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Avanir Pharmaceuticals, Inc.

We have audited the internal control over financial reporting of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Avanir Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011 and our report dated December 13, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

December 13, 2011

Avanir Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$79,542,564	$38,771,469
Trade receivables	2,011,165	—
Stock subscriptions receivable	—	580,910
Inventories, net	252,244	652,628
Prepaid expenses	1,445,256	432,705
Other current assets	520,492	52,867
Current portion of restricted investments in marketable securities	618,314	200,000

Total current assets	84,390,035	40,690,579
Restricted investments in marketable securities, net of current portion	1,634,625	401,550
Property and equipment, net	1,695,329	449,712
Non-current inventories, net	792,933	228,207
Other assets	1,136,072	371,150

TOTAL ASSETS	$89,648,994	$42,141,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,260,588	$2,106,110
Accrued expenses and other liabilities	2,936,973	1,070,061
Accrued compensation and payroll taxes	4,251,866	2,147,371
Deferred product revenues, net	1,652,788	—
Current portion of deferred royalty revenues	2,087,226	2,399,849

Total current liabilities	14,189,441	7,723,391
Accrued expenses and other liabilities, net of current portion	68,487	334,269
Deferred royalty revenues, net of current portion	4,051,402	6,076,982

Total liabilities	18,309,330	14,134,642

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011 and 2010	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 125,443,788 and 95,965,572 shares issued and outstanding as of September 30, 2011 and 2010, respectively	12,544	9,597
Common stock subscribed but unissued	—	580,910
Additional paid-in capital	436,643,319	332,100,685
Accumulated deficit	(365,316,199)	(304,684,636)

Total stockholders’ equity	71,339,664	28,006,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,648,994	$42,141,198

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010	2009
REVENUES FROM PRODUCT SALES
Gross product sales	$7,014,778	$—	$—
Less: discount and allowances	925,472	—	—

Net product sales	6,089,306	—	—
Cost of product sales	445,980	197,640	73,135

Product gross margin (loss)	5,643,326	(197,640)	(73,135)

OTHER REVENUES
Revenues from royalties and royalty rights	4,406,589	2,895,474	3,642,675
Revenues from license agreements	—	—	533,834

Other revenues	4,406,589	2,895,474	4,176,509
Cost of research and development services	—	—	10,224

Other revenue gross margin	4,406,589	2,895,474	4,166,285

Total gross margin	10,049,915	2,697,834	4,093,150

OPERATING EXPENSES
Research and development	15,253,739	13,322,040	15,867,049
Selling, general and administrative	55,425,591	16,472,518	10,150,766

Total operating expenses	70,679,330	29,794,558	26,017,815

Loss from operations	(60,629,415)	(27,096,724)	(21,924,665)
OTHER INCOME (EXPENSE)
Interest income	38,785	15,021	204,190
Interest expense	—	—	(517)
Other, net	(37,733)	390,755	(271,824)

Loss before provision for income taxes	(60,628,363)	(26,690,948)	(21,992,816)
Provision for income taxes	3,200	3,200	3,200

Net loss	$(60,631,563)	$(26,694,148)	$(21,996,016)

Basic and diluted net loss per share	$(0.51)	$(0.30)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	119,405,230	87,614,420	78,844,251

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Subscribed but Unissued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, OCTOBER 1, 2008	78,213,986	$7,821	—	$—	$284,986,815	$(255,994,472)	$29,000,164
Net loss	—	—	—	—	—	(21,996,016)	(21,996,016)
Issuance of common stock in connection with:
Sale of stock, net of offering costs	4,613,350	461	—	—	10,246,419	—	10,246,880
Vesting of restricted stock units	346,294	35	—	—	(35)	—	—
Common stock surrendered	(89,448)	(9)	—	—	(186,247)	—	(186,256)
Share-based compensation expense	—	—	—	—	2,876,963	—	2,876,963

BALANCE, SEPTEMBER 30, 2009	83,084,182	8,308	—	—	297,923,915	(277,990,488)	19,941,735
Net loss	—	—	—	—	—	(26,694,148)	(26,694,148)
Issuance of common stock in connection with:
Exercise of stock options	55,836	5	—	—	45,471	—	45,476
Sale of stock, net of offering costs	11,746,160	1,175	180,000	580,910	31,597,209	—	32,179,294
Vesting of restricted stock units	1,185,258	119	—	—	(119)	—	—
Common stock surrendered	(105,864)	(10)	—	—	(212,652)	—	(212,662)
Share-based compensation expense	—	—	—	—	2,746,861	—	2,746,861

BALANCE, SEPTEMBER 30, 2010	95,965,572	9,597	180,000	580,910	332,100,685	(304,684,636)	28,006,556
Net loss						(60,631,563)	(60,631,563)
Issuance of common stock in connection with:
Exercise of stock options	814,454	81	—	—	637,995	—	638,076
Exercise of warrants	6,085,267	608	—	—	8,701,323	—	8,701,931
Sale of stock, net of offering costs	22,327,000	2,233	(180,000)	(580,910)	91,430,553	—	90,851,876
Vesting of restricted stock units	252,941	25	—	—	(25)	—	—
Common stock surrendered	(1,446)	—	—	—	(5,665)	—	(5,665)
Share-based compensation expense	—	—	—	—	3,778,453	—	3,778,453

BALANCE, SEPTEMBER 30, 2011	125,443,788	$12,544	—	$—	$436,643,319	$(365,316,199)	$71,339,664

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(60,631,563)	$(26,694,148)	$(21,996,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	437,845	204,998	260,780
Share-based compensation expense	3,778,453	2,746,861	2,876,963
Loss on disposal of assets	9,271	—	266,212
Changes in operating assets and liabilities:
Trade receivables	(2,011,165)	—	—
Inventories, net	(164,342)	(56,206)	508,648
Prepaid expenses and other assets	(2,245,098)	121,557	547,169
Accounts payable	1,285,100	761,371	762,271
Accrued expenses and other liabilities	1,601,130	(249,664)	(1,095,924)
Accrued compensation and payroll taxes	2,104,495	801,512	153,402
Deferred product revenues, net	1,652,788	—	—
Deferred royalty revenues	(2,338,203)	(1,435,536)	(2,573,665)

Net cash used in operating activities	(56,521,289)	(23,799,255)	(20,290,160)

INVESTING ACTIVITIES:
Purchase of investments in securities	(1,651,389)	(200,000)	—
Proceeds from sales and maturities of investments in securities	—	66,925	388,122
Purchase of property and equipment	(1,823,355)	(213,411)	(33,010)
Proceeds from disposal of assets	—	—	2,250

Net cash (used in) provided by investing activities	(3,474,744)	(346,486)	357,362

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	90,851,876	31,598,384	10,246,880
Collection of stock subscriptions receivable	580,910	—	—
Proceeds from exercise of stock options and warrants	9,340,007	45,476	—
Shares surrendered to pay for tax withholding	(5,665)	(212,662)	(186,256)
Payments on notes and capital lease obligations	—	—	(25,744)

Net cash provided by financing activities	100,767,128	31,431,198	10,034,880

Net increase (decrease) in cash and cash equivalents	40,771,095	7,285,457	(9,897,918)
Cash and cash equivalents at beginning of year	38,771,469	31,486,012	41,383,930

Cash and cash equivalents at end of year	$79,542,564	$38,771,469	$31,486,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$517
Income taxes paid	$3,200	$4,539	$6,427
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of common stock, net of offering costs, for stock subscriptions receivable	$—	$580,910	$—
Purchase of property and equipment in accounts payable	$—	$130,622	$—

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Avanir Pharmaceuticals, Inc. and subsidiaries (“Avanir”, the “Company” or “we”) is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan and low-dose quinidine, for the treatment of pseudobulbar affect (“PBA”). The Company commenced promotion of NUEDEXTA in the United States in February 2011 and is currently pursuing approval of NUEDEXTA in Europe.

The Company is also studying AVP-923 for use in different types of neuropathic pain. The Company has filed an Investigational New Drug application (“IND”) with the FDA and has initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). Additional phase III trials with a modified formulation would need to be completed for approval of this indication.

In addition to the Company’s focus on products for the central nervous system, the Company also has partnered programs in other therapeutic areas which may generate future income. The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, the Company licensed all of our monoclonal antibodies and remains eligible to receive milestone payments and royalties related to the sale of these assets.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Avanir Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2011, 2010, and 2009 are herein referred to as fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes. See Note 15, “Subsequent Events” and Note 9, “Commitments and Contingencies — Alamo and Azur litigation”.

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

Concentration of credit risk and sources of supply

As of September 30, 2011, $38.4 million of the Company’s cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $41.1 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with financial institutions often exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At September 30, 2011, such uninsured deposits totaled approximately $78.0 million of the $81.8 million of total cash and cash equivalents and restricted investments. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing. The Company performs ongoing credit evaluations of customers’ financial condition and would limit the amount of credit extended if necessary; however, the Company has historically required no collateral.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2011 or 2010.

Deferred rent

The Company accounts for rent expense related to operating leases (excluding leases related to exit activities) by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of September 30, 2011 and 2010 was $173,360 and $12,148, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments

At September 30, 2011 and 2010, the Company’s financial instruments include cash and cash equivalents, trade receivables, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short- and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value.

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

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate future returns, when it can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired, whichever occurs first.

Product Sales — NUEDEXTA.    NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, certain medical institutions and third-party payors throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date.

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

The Company’s net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by the Company to a

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer are presumed to be a reduction of the selling prices of the Company’s products or services and, therefore, are characterized as a reduction of revenue when recognized in the Company’s statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similar situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements during fiscal 2011, 2010 or 2009, which required the Company to estimate selling prices.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2011, 2010, and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

During fiscal 2011, the Company reduced the estimated forfeiture rate from 12.6% to 7.0%. This change in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $40,000 with no effect on loss per share for fiscal 2011.

During fiscal 2010, the Company reduced the estimated forfeiture rate on certain restricted stock unit awards from 12.6% to zero percent, as management expected all the awards to vest. This change in the estimated forfeiture rate resulted in an increase in share-based compensation expense of approximately $93,000 with no effect on loss per share for fiscal 2010.

In the fourth quarter of fiscal 2009, the Company reviewed the estimated forfeiture rate considering then recent actual data resulting in a reduction to our estimated forfeiture rate from 30.0% to 12.6% in fiscal 2009. Additionally, the Company reduced the estimated forfeiture rate on certain restricted stock unit awards from 30.0% to zero

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percent, as management expected all the awards to vest. These changes in the estimated forfeiture rates during fiscal 2009 resulted in an increase in share-based compensation expense of $935,000 and an increase to loss per share of $0.01 for fiscal 2009.

Total compensation expense related to all of the Company’s share-based awards for fiscal 2011, 2010 and 2009 was comprised of the following:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Share-based compensation classified as:
Selling, general and administrative expense	$3,134,396	$2,168,795	$2,213,242
Research and development expense	644,057	578,066	663,721

Total	$3,778,453	$2,746,861	$2,876,963

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Share-based compensation expense from:
Stock options	$2,580,836	$1,265,945	$919,478
Restricted stock units	1,197,617	1,480,916	1,957,485

Total	$3,778,453	$2,746,861	$2,876,963

Since the Company has a net operating loss carry-forward as of September 30, 2011, 2010, and 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in fiscal 2011, 2010, and 2009 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Restructuring expense

The Company records costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to a liability are measured using the credit-adjusted risk-free rate applied in the initial period. In fiscal 2009, the Company recorded costs and liabilities for exit and disposal activities related to a relocation plan that was implemented in 2006. Refer to Note 7, “Accrued Expenses and Other Liabilities,” for further information.

Advertising expenses

Advertising costs are expensed as incurred, and these costs are included in both research and development expenses as related to clinical trials, and selling, general and administrative expenses, which include promotional materials for physicians. Advertising costs were approximately $5.7 million, $1.2 million and $336,000 for fiscal 2011, 2010, and 2009, respectively.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at September 30, 2011 is $3.3 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at September 30, 2011 and 2010.

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

In July 2010, the Company applied for the Qualifying Therapeutic Discovery Project tax credit (“Therapeutic Credit”). The Therapeutic Credit allows qualifying businesses to claim a credit for 50% of their qualified investment in qualifying projects for tax years 2010 and 2009. In November 2010, the Company received notification from the Internal Revenue Service that it was granted a credit of approximately $244,000 related to the Therapeutic Credit. The Company elected to receive a cash grant in lieu of the credit which it received in May 2011. The cash grant is recorded as an offset to research and development expenses in the accompanying consolidated statement of operations for fiscal 2011.

Comprehensive Gain (Loss)

Comprehensive gain (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company has incurred no comprehensive gains or losses during fiscal years 2011, 2010 and 2009.

Computation of net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. In the loss periods, the shares of common stock issuable upon exercise of stock options and warrants are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive. There were no restricted shares with right of repurchase excluded from the computation of net loss per share in fiscal 2011, 2010, and 2009.

For fiscal 2011, 2010, and 2009, the following options and warrants to purchase shares of common stock, restricted stock awards and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Stock options	8,083,896	6,364,265	4,217,156
Stock warrants	6,155,170	12,240,437	12,240,437
Restricted stock units(1)	1,798,213	1,679,341	2,505,434

(1)	Includes 1,413,481, 1,158,138, and 692,448 shares of restricted stock in fiscal 2011, 2010, and 2009, respectively, awarded to directors that have vested but are still restricted until the directors resign.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent authoritative guidance

Proposed Amendments to Current Accounting Standards.    The Financial Accounting Standard Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled to re-expose in the first half of 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2011 and 2010, the Company’s cash equivalents held in money market mutual funds of approximately $38.4 million and $25.2 million, respectively, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 as defined by the fair value hierarchy noted above.

4.	Restricted Investments in Marketable Securities

Restricted investments in marketable securities at September 30, 2011 and 2010 consist of certificates of deposit, which are classified as held-to-maturity. At September 30, 2011 and 2010, the fair value of these investments approximated their cost basis.

At September 30, 2011, restricted investments in marketable securities totaling approximately $1.6 million, classified as non-current assets, consist of three certificates of deposit that relate to irrevocable standby letters of credit connected to fleet rentals and two office leases with expiration dates in 2013 and 2016. The certificates of deposit related to fleet rentals and the office lease expiring in 2016 automatically renew annually and the certificate of deposit related to the office lease that expires in 2013 renews automatically every 30 days.

Restricted investments in marketable securities also consist of two certificates of deposit totaling approximately $618,300, classified as current assets, that relate to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013. The certificate of deposit related to the Company’s credit card agreement automatically renews every three months and the certificate of deposit related to the office lease renews automatically every 30 days.

At September 30, 2010, restricted investments in marketable securities totaling $401,550, classified as a non-current asset, consisted of an investment certificate of deposit that automatically renewed every 30 days that related to a letter of credit connected to an office lease with an expiration date in 2013 and was classified as a non-current asset. Restricted investments in marketable securities also consisted of a $200,000 certificate of deposit that renewed every three months and was related to the Company’s corporate credit card agreement and was classified as a current asset.

Restricted investments of $66,925 matured in fiscal 2010. No restricted investments matured in fiscal 2011.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories are comprised of NUEDEXTA finished goods and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan (“DM”) and quinidine (“Q”), as well as the active pharmaceutical ingredient docosanol.

The composition of inventories as of September 30, 2011 and 2010 is as follows:

	September 30, 2011	September 30, 2010
Raw materials	$834,049	$554,465
Work in progress	32,328	326,370
Finished goods	178,800	—

Total inventory	1,045,177	880,835
Less: current portion	(252,244)	(652,628)

Non-current portion	$792,933	$228,207

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. Included in finished goods inventory is NUEDEXTA that was manufactured in 2010 to obtain FDA approval. This product is currently being sold to wholesalers and is scheduled to expire in 2012. Wholesalers generally will not purchase product that is within 12 months of expiration. As such, the Company recorded an inventory write-down of approximately $82,000 in fiscal 2011 for the estimated amount of NUEDEXTA that may not be shipped due to short-dating. In fiscal 2010, the Company recorded an inventory reserve of approximately $198,000 for docosanol inventory based on estimated usage. In fiscal 2009, the Company recorded an inventory reserve of approximately $456,000 which is primarily comprised of $383,000 for DM and Q supplies that were scheduled to expire in fiscal 2011 and an additional inventory reserve of approximately $69,000 for docosanol inventory.

As of September 30, 2011 and 2010, raw materials represent gross raw materials of approximately $1.5 million and $1.3 million, respectively, offset by inventory reserves of approximately $695,000 and $699,000, respectively. Inventory write-downs may be taken in the future as the Company continues to assess inventory on a periodic basis and due to potential changes in the operating procedures of our contract manufacturers.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the activity in inventory reserves for the last three fiscal years:

	Balance at September 30, 2010	Additional Reserves	Usage	Balance at September 30, 2011
Reserve for excess and obsolete inventory
Reserve for NUEDEXTA	$—	$82,363	$—	$82,363
Reserve for docosanol	316,400	—	—	316,400
Reserve for DM and Q	383,000	—	(4,171)	378,829

Total	$699,400	$82,363	$(4,171)	$777,592

	Balance at September 30, 2009	Additional Reserves	Balance at September 30, 2010
Reserve for excess and obsolete inventory
Reserve for docosanol	$118,760	$197,640	$316,400
Reserve for DM and Q	383,000	—	383,000

Total	$501,760	$197,640	$699,400

	Balance at September 30, 2008	Additional Reserves	Balance at September 30, 2009
Reserve for excess and obsolete inventory
Reserve for docosanol	$50,000	$68,760	$118,760
Reserve for DM and Q	—	383,000	383,000

Total	$50,000	$451,760	$501,760

6.	Property and Equipment

Property and equipment as of September 30, 2011 and 2010 consist of the following:

	September 30, 2011			September 30, 2010
	Gross Carrying Value	Accumulated Depreciation	Net	Gross Carrying Value	Accumulated Depreciation	Net
Computer equipment and related software	$2,053,552	$(1,292,892)	$760,660	$1,659,196	$(1,291,068)	$368,128
Leasehold improvements	109,348	(6,687)	102,661	37,790	(26,470)	11,320
Office equipment furniture and fixtures	1,409,065	(577,057)	832,008	756,672	(686,408)	70,264

Total property and equipment	$3,571,965	$(1,876,636)	$1,695,329	$2,453,658	$(2,003,946)	$449,712

Depreciation and amortization expense associated with property and equipment was approximately $438,000, $205,000, and $261,000 for fiscal 2011, 2010, and 2009, respectively. In fiscal 2011, approximately $574,426 of

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

office equipment was disposed of as it was determined to no longer be in use. The loss on disposal related to the net book value of approximately $9,000 is included in “other, net” on the accompanying consolidated statements of operations. In fiscal 2009, manufacturing equipment with a net book value of approximately $262,000 was disposed as it was determined the equipment was not likely to be used in the packaging process of NUEDEXTA.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2011 and 2010 are as follows:

	September, 2011	September 30, 2010
Accrued royalties, rebates, chargebacks, and distribution fees	$595,595	$—
Accrued research and development expenses	901,252	221,956
Accrued selling, general and administrative expenses	978,605	537,347
Other liabilities	195,739	12,148
Lease restructuring liability(1)	334,269	632,879

Total accrued expenses and other liabilities	3,005,460	1,404,330
Less: Current portion	(2,936,973)	(1,070,061)

Non-current total accrued expenses and other liabilities	$68,487	$334,269

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease. In September 2009, the Company recognized a loss of approximately $172,000 related to a lease restructuring liability resulting from a sublease entered into in April 2009 for office buildings subleased in San Diego, California. The lease restructuring loss is included in rent expense in fiscal 2009.

The following table presents the restructuring activities in fiscal 2011:

	Balance at September 30, 2010	Payments/ Reductions	Balance at September 30, 2011
Accrued Restructuring
Total lease restructuring liability	$632,879	$(298,610)	$334,269
Less current portion	(298,610)		(265,782)

Non-current portion	$334,269		$68,487

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the restructuring activities in fiscal 2010:

	Balance at September 30, 2009	Payments/ Reductions	Balance at September 30, 2010
Accrued Restructuring
Total lease restructuring liability	$991,583	$(358,704)	$632,879
Less current portion	(358,704)		(298,610)

Non-current portion	$632,879		$334,269

8.	Deferred Revenues/Sale of Licenses

The following table sets forth as of September 30, 2011 and 2010 the net deferred revenue balances for NUEDEXTA product shipments and the Company’s sale of future Abreva® royalty rights to Drug Royalty USA.

	NUEDEXTA Product Shipments, Net	Drug Royalty USA Agreement	Total
Net deferred revenues as of October 1, 2010	$—	$8,476,831	$8,476,831
Changes during the period:
Shipments, net	8,098,750	—	8,098,750
Recognized as revenues during period	(6,445,962)	(2,338,203)	(8,784,165)

Net deferred revenues as of September 30, 2011(1)	$1,652,788	$6,138,628	$7,791,416

Classified and reported as:
Current portion of deferred revenues	$1,652,788	$2,087,226	$3,740,014
Deferred revenues, net of current portion	—	4,051,402	4,051,402

Total deferred revenues	$1,652,788	$6,138,628	$7,791,416

Net deferred revenues as of October 1, 2009	$—	$9,912,367	$9,912,367
Changes during the period:
Recognized as revenues during period	—	(1,435,536)	(1,435,536)

Net deferred revenues as of September 30, 2010	$—	$8,476,831	$8,476,831

Classified and reported as:
Current portion of deferred revenues	$—	$2,399,849	$2,399,849
Deferred revenues, net of current portion	—	6,076,982	6,076,982

Total deferred revenues	$—	$8,476,831	$8,476,831

(1)	The amount that ultimately will be recognized as net product sales may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance.

NUEDEXTA Product — The amount of deferred revenue from NUEDEXTA product shipments is shown net of estimated prompt-pay discounts and wholesaler fees based on wholesaler purchases. The amount that ultimately will be recognized as net product sales in the Company’s consolidated financial statements may be different due to other

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance. See Note 2, “Summary of Significant Accounting Policies — Revenue recognition — Product Sales — NUEDEXTA,” for further discussion.

Drug Royalty Agreement — In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GlaxoSmithKline for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GlaxoSmithKline on sales of Abreva until December 2013. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. In fiscal 2011, 2010, and 2009, the Company recognized royalties related to the annual net Abreva sales in excess of $62 million in the amount of approximately $1.5 million, $942,000 and $951,000, respectively, which is included in the consolidated statements of operations as revenues from royalties and royalty rights.

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

Revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. The Company classified the proceeds received from Drug Royalty USA as deferred revenue, and is recognizing the revenue over the life of the license agreement because of the Company’s continuing involvement over the term of the Drug Royalty Agreement. Such continuing involvement includes overseeing the performance of GlaxoSmithKline and its compliance with the covenants in the GSK License Agreement, monitoring patent infringement, adverse claims or litigation involving Abreva, and undertaking to find a new license partner in the event that GlaxoSmithKline terminates the agreement. The Drug Royalty Agreement contains both covenants and events of default that require such performance on the Company’s part. Therefore, nonperformance on the Company’s part could result in default of the arrangement, and could give rise to additional rights in favor of Drug Royalty USA under a separate security agreement with Drug Royalty USA, which could result in loss of the Company’s rights to share in future Abreva royalties if wholesale sales by GlaxoSmithKline exceed $62 million a year. The deferred revenue is being recognized as revenue using the “units-of-revenue method” over the life of the license agreement. Based on a review of the Company’s continuing involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.

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

During fiscal 2009, the Company recognized total revenues of approximately $284,000 related to the Kobayashi agreement.

Emergent Biosolutions License Agreement — In March 2008, the Company entered into an Asset Purchase and License Agreement with Emergent Biosolutions (“Emergent”) for the sale of the Company’s anthrax antibodies and license to use its proprietary Xenerex Technology platform. Under the terms of the definitive agreement, the Company received upfront payments totaling $500,000, of which $250,000 was deferred and recognized in the

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of fiscal 2008 upon delivery of all materials to Emergent. The Company has the potential to receive up to $1.25 million in milestone payments, as well as royalties on annual net sales if the product is commercialized. Milestone payments of $250,000 are included in the consolidated statements of operations as revenues from license agreements in fiscal 2009. No revenue was received from this agreement in fiscal 2011 and 2010.

In October 2010, AVP-21D9 for the treatment of inhalation anthrax was granted Orphan Drug Designation and Fast Track Designation. Emergent has initiated a Phase I clinical trial for AVP-21D9.

9.	Commitments and Contingencies

Operating lease commitments.    The Company leases approximately 30,000 square feet of office space in Aliso Viejo, California. The lease has scheduled rent increases each year and expires in 2016. As of September 30, 2011, the financial commitment for the remainder of the term of the lease is approximately $3.8 million.

The Company leases approximately 30,370 square feet of office and lab space in San Diego, California. The lease has scheduled rent increases each year and expires in 2013. All 30,370 square feet of office and lab space is subleased through January 14, 2013. The sublease has scheduled rent increases each year. As of September 30, 2011, the financial commitment for the remainder of the term of the lease is approximately $1.6 million (excluding the benefit of approximately $1.3 million of payments to be received from the subleases). The Company delivered an irrevocable standby letter of credit to the lessor in the amount of approximately $402,000, to secure the Company’s performance under the lease (see Note 4).

Rent expense, excluding common area charges and other costs, was approximately $1.9 million, $1.6 million and $1.5 million in fiscal 2011, 2010, and 2009, respectively. Sublease rent income totaled approximately $961,000, $889,000 and $907,000 in fiscal 2011, 2010 and 2009, respectively. Future minimum rental payments under non-cancelable operating lease commitments as of September 30, 2011 areas follows:

Year Ending September 30,	Minimum Payments	Less Payments to be Received from Subleases	Net Payments
2012	$1,709,902	$997,422	$712,480
2013	1,168,141	281,801	886,340
2014	816,527	—	816,527
2015	806,794	—	806,794
2016	830,997	—	830,997
Thereafter	141,593	—	141,593

Total	$5,473,954	$1,279,223	$4,194,731

Legal contingencies.

NUEDEXTA ANDA Litigation

In June and July 2011, the Company received Paragraph IV certification notices from four separate companies contending that certain of its patents listed in the FDA Orange Book (U.S. Patents 7,659,282 (“’282 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug applications (“ANDA”). In August 2011, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), and Impax Laboratories, Inc. (“Impax”) (Par, Actavis, Wockhardt and Impax, collectively the “Defendants”). All four lawsuits (collectively, the

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the ‘282 and ‘115 patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against AzurPharma International III Limited and AzurPharma Limited (collectively, “Azur”) and Avanir (the “Cutler Action”). The Company purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, the Company agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, the Company sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although the Company may remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges that Azur has failed to make certain information reasonably available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. Dr. Cutler is seeking damages in an amount that may exceed $35.0 million, as well as attorneys’ fees. As of September 30, 2011, the Company has not recorded any liability related to any potential legal settlement that may be assessed against it. However, the Company will continue to evaluate the need for any such liability in the future.

General and Other

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that the Company has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcomes of currently pending claims and lawsuits will not likely have a material effect on the Company’s consolidated operations or financial position.

In May 2010, the Company received proceeds from a legal settlement in the amount of approximately $390,000. The proceeds were recorded as Other, net under Other Income (Expense) in the consolidated statement of operations in fiscal 2010.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 30, 2011 and 2010.

Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

10.	Stockholders’ Equity

Preferred Stock

In March 2009, the Board of Directors approved a stockholder rights plan (the “Plan”) that provides for the issuance of Series A junior participating preferred stock to each stockholder of record under certain circumstances. None of the Series A junior participating preferred stock was outstanding on September 30, 2011 and 2010. The Plan provided for a dividend distribution of one preferred share purchase right (the “Right”) on each outstanding share of common stock, payable on shares outstanding as of March 20, 2009 (the “Record Date”). All shares of common stock issued by the Company after the Record Date have been issued with such Rights attached. Subject to limited exceptions, the Rights would become exercisable if a person or group acquires 20% or more of the Company’s common stock or announces a tender offer for 20% or more of the Company’s common stock (a “Trigger Event”).

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock

Fiscal 2011.    In November 2010, the Company completed a common stock offering raising $88.0 million in gross proceeds and approximately $83.0 million in net proceeds to the Company after deducting underwriting discounts, commissions and offering expenses. In connection with the offering, 20 million shares of common stock were sold at a public offering price of $4.40 per share. The Company intends to use the net proceeds for operating expenses. In addition, the net proceeds may be used for further clinical, regulatory and commercial development of AVP-923, as well as business development activities.

On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock are made in such quantities and on such minimum price terms as the Company may set from time to time. During fiscal 2011, 2,147,000 shares of common stock were sold under the Sales Agreement at an average price of $3.78 per share raising proceeds of $8.1 million ($7.9 million after offering expenses, including commissions). The Company issued an additional 180,000 shares, in connection with the Sales Agreement, that were recorded as a stock subscription receivable at September 30, 2010. The proceeds were received in fiscal 2011. As of September 30, 2011, a total of 8,686,510 shares of common stock were sold under the Sales Agreement at an average price of $2.84 per share raising gross proceeds of $24.7 million ($23.7 million after offering expenses, including commissions).

During fiscal 2011, the Company issued 252,941 shares of common stock in connection with the vesting of restricted stock units. In connection with the vesting, an officer exercised his option to pay for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 1,446 shares of common stock at an average market price of $3.92 per share.

Also during fiscal 2011, the Company issued 814,454 shares of common stock upon the exercise of outstanding options.

Fiscal 2010.    In May 2010, the Company closed an underwritten securities offering raising $27.5 million in gross proceeds and approximately $26.6 million in net proceeds to the Company after deducting underwriting discounts, commissions and offering expenses. In connection with the offering, 10 million shares of common stock were sold at a public offering price of $2.75 per share.

During fiscal 2010, 1,926,160 shares of common stock were sold under the Sales Agreement at an average price of $3.00 per share raising proceeds of $5.8 million ($5.6 million after offering expenses, including commissions). At September 30, 2010, the Company had not issued 180,000 shares sold in connection with the Sales Agreement. The Company recorded a stock subscription receivable of approximately $581,000 at September 30, 2010 related to the net proceeds in consideration for the 180,000 shares sold.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for minimum required withholding taxes associated with the vesting of restricted stock by surrendering 77,046 and 12,402 shares of common stock, respectively, at an average market price of $2.08 and $2.13 per share, respectively.

Warrants

During fiscal 2011, the Company received proceeds of approximately $8.7 million from the exercise of warrants to purchase 6,085,267 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share. As of September 30, 2011, warrants to purchase 6,155,170 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants expire in April 2013. The warrants outstanding at September 30, 2011 are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.

A summary of common stock issued for fiscal 2011, 2010, and 2009 is shown in the table below:

Common Stock Issued and Stock Options and Warrants Exercised	Date	Common Stock Shares	Gross Amount Received(1)	Average Price per Share(2)
Fiscal year ended September 30, 2011:
Registered offering of common stock	Sept. 2011	1,092,000	$3,218,780	$2.95
Registered offering of common stock	Nov. 2010	20,000,000	88,000,000	$4.40
Registered offering of common stock	Various	1,235,000	5,489,893	$4.45
Warrant exercises	Various	6,085,267	8,701,931	$1.43
Restricted stock units	Various	252,941	—	$—
Stock option exercises	Various	814,454	638,076	$0.78

Total		29,479,662	$106,048,680

Fiscal year ended September 30, 2010:
Registered offering of common stock	May 2010	10,000,000	$27,500,000	$2.75
Registered offering of common stock	Various	1,746,160	5,188,704	$2.97
Restricted stock units	Various	1,185,258	—	$—
Stock option exercises	Various	55,836	45,476	$0.81

Total		12,987,254	$32,734,180

Fiscal year ended September 30, 2009:
Registered offering of common stock	Aug. 2009	4,613,350	$10,787,907	$2.34
Restricted stock units	Various	346,294	—	$—

Total		4,959,644	$10,787,907

(1)	Amount received represents the amount before the cost of financing and underwriter’s discount.

(2)	Average price per share has been rounded to two decimal places.

Employee Equity Incentive Plans

The Company currently has five equity incentive plans (the “Plans”): the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below. The 1994 Plan, 1998 Plan and 2000 Plan are expired and the Company no longer grants share-based awards from these plans. All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.

During fiscal 2011, 2010, and 2009, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Under the Plans, as of September 30, 2011, the Company had an aggregate of 18,014,271 shares of common stock reserved for issuance. Of those shares, 9,882,109 were subject to outstanding options and other awards and 8,132,162 shares were available for future grants of share-based awards. The Company may also issue share-based awards outside of the Plans. As of September 30, 2011, there were no options to purchase shares of common stock that were issued outside of the Plans (inducement option grants). None of the share-based awards is classified as a liability as of September 30, 2011.

2005 Equity Incentive Plan.    On March 17, 2005, the Company’s stockholders approved the adoption of the 2005 Plan that initially provided for the issuance of up to 500,000 shares of common stock, plus an annual increase beginning in fiscal 2006 equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, (b) 325,000 shares of common stock, or (c) such lesser number of shares of common stock as the Board of Directors shall determine. Pursuant to the provisions of annual increases, the number of authorized shares of common stock for issuance under the 2005 Plan increased by 273,417 shares effective November 16, 2005, 317,084 shares effective November 30, 2006, and an additional 325,000 shares effective for each date of December 4, 2007, November 6, 2008, November 11, 2009 and November 10, 2010 to a total of 2,390,501 shares. In February 2006, the Company’s stockholders eliminated the limitation on the number of shares of common stock that may be issued as restricted stock under the 2005 Plan. The 2005 Plan allows the Company to grant options, restricted stock awards and stock appreciation rights to the Company’s directors, officers, employees and consultants. As of September 30, 2011, 574,382 shares of common stock remained available for issuance under the 2005 Plan.

2003 Equity Incentive Plan.    On March 13, 2003, the Board of Directors approved the adoption of the 2003 Plan that provides for the issuance of up to 625,000 shares of common stock, plus an annual increase beginning January 2004 equal to the lesser of (a) 5% of the number of shares of common stock outstanding on the immediately preceding December 31, or (b) a number of shares of common stock set by the board of directors. Pursuant to the provisions of annual increases, the number of authorized shares of common stock for issuance under the 2003 Plan increased by 1,528,474 shares effective November 30, 2005, 1,857,928 shares effective August 3, 2007, 2,158,220 shares effective February 21, 2008, 3,911,352 shares effective February 19, 2009, 4,158,905 shares effective February 18, 2010, and an additional 4,255,003 shares effective February 7, 2011 to a total of 18,494,882 shares. Of the additional 3,911,352 shares effective February 19, 2009, the Board of Directors provided that no more than 2,346,811 shares would be available to grant in calendar 2009. The 2003 Plan allows the Company to grant options, restricted stock awards and stock appreciation rights to the Company’s directors, officers, employees and consultants. As of September 30, 2011, 7,557,780 shares of common stock remained available for issuance under the 2003 Plan.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). Summaries of stock options outstanding and changes during fiscal 2011 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding September 30, 2010	6,364,265	$1.69
Granted	2,622,075	$3.89
Exercised	(814,454)	$0.78
Forfeited	(74,000)	$3.88
Expired	(13,990)	$13.89

Outstanding September 30, 2011	8,083,896	$2.46	7.9	$8,254,167

Vested and expected to vest in the future, September 30, 2011	7,626,638	$2.43	7.9	$8,009,184

Exercisable, September 30, 2011	2,919,749	$2.17	6.9	$4,339,493

The weighted average grant-date fair values of options granted during fiscal 2011, 2010, and 2009 were $3.18, $1.56 and $0.40 per share, respectively. The total intrinsic value of options exercised during fiscal 2011 and 2010 was $2.5 million and $116,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. There were no stock options exercised in fiscal 2009. As of September 30, 2011, the total unrecognized compensation cost related to options was approximately $9.6 million, which is expected to be recognized over a weighted-average period of 2.6 years, based on the vesting schedules.

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

Assumptions used in the Black-Scholes model for options granted during fiscal 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Expected volatility	103.7% — 108.0%	104.6% — 105.3%	100.8% — 101.3%
Weighted-average volatility	107.7%	105.0%	100.8%
Average expected term in years	5.8	5.6	5.0
Risk-free interest rate (zero coupon U.S. Treasury Note)	1.1% — 2.5%	1.7% — 2.7%	1.6% — 2.3%
Expected dividend yield	0%	0%	0%

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2011:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Range of Exercise Prices				Number Exercisable	Weighted Average Exercise Price
$0.47-$0.79	1,105,970	7.2	$0.53	596,379	$0.53
$0.88	1,755,904	6.8	$0.88	981,201	$0.88
$1.20-$1.74	1,604,054	7.9	$1.70	723,124	$1.66
$1.80-$3.67	1,215,831	8.8	$2.66	326,233	$2.42
$3.87-$4.18	2,109,325	9.3	$4.08	—	$—
$4.60-$19.38	292,812	3.9	$10.82	292,812	$10.82

	8,083,896	7.9	$2.46	2,919,749	$2.17

Restricted stock units (“RSU”).    RSUs generally vest based on three years of continuous service and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for fiscal 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, October 1, 2010	521,203	$1.78
Granted	371,813	$4.12
Vested	(508,353)	$2.20

Unvested, September 30, 2011	384,663	$3.50

The weighted average grant-date fair value of RSUs granted during fiscal 2011, 2010, and 2009 was $4.12, $2.00 and $0.44 per unit, respectively. The fair value of RSUs vested during fiscal 2011, 2010, and 2009 was approximately $1.1 million, $2.2 million and $1.1 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to unvested stock units was approximately $784,000, which is expected to be recognized over a weighted-average period of 0.8 years, based on the vesting schedules and assuming no forfeitures.

At September 30, 2011, there were 1,413,481 shares of restricted stock with a weighted-average grant date fair value of $1.78 per share awarded to directors that have vested but are still restricted until the directors resign. In fiscal 2011, 2010, and 2009, 255,343, 465,689 and 519,062 shares of restricted stock, respectively, vested but remained restricted.

During fiscal 2011, the Company awarded performance-based RSUs (“Performance RSUs”) to purchase up to 166,813 shares of the Company’s common stock. The grant date fair value of these awards was $4.18 per share. The RSUs have a performance goal that determines the actual number of shares to be awarded. If the goal is met by the target date, no shares are forfeited. If the goal is met within two months after the target date, 25% of the shares will be forfeited and if the goal is not met within two months after the target date, all shares will be forfeited. As of September 30, 2011, the performance goal had been achieved and no shares were forfeited. The shares vest 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date.

During fiscal 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vest on the earlier of October 15, 2011 or the completion of a performance target, and are re-measured at each balance sheet date until vested.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2009, the Company’s compensation committee approved a modification to the vesting schedule of RSUs originally granted on December 4, 2007 (“12/4/2007 Modified Awards”). The 12/4/2007 Modified Awards originally were to vest 50% upon the earlier of the completion of a Company milestone or December 4, 2010, and the remaining 50% on December 4, 2010. The awards’ vesting was modified to vest equally over two specified dates, March 15, 2010 and December 4, 2010. The 12/4/2007 Modified Awards are for an aggregate of 480,785 RSUs held by eight employees, including officers. The modification did not change the probability of vesting and did not result in any incremental share-based compensation. At the date of modification, no RSUs were vested and the remaining unamortized share-based compensation expense was amortized over the remaining vesting periods of the 12/4/2007 Modified Awards.

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

11.	Research, License, Supply and other Agreements

Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net GAAP revenue generated by sales of NUEDEXTA. During fiscal 2011, we recorded royalties of approximately $389,000 related to NUEDEXTA product shipments. Of this amount, approximately $309,000 is recorded to cost of product sales in the condensed consolidated statements of operations for fiscal 2011, and the remaining $80,000 represents deferred cost of product sales and is recorded in other current assets in the consolidated balance sheet at September 30, 2011. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursued the development of NUEDEXTA for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted NDA and a similar amount for each approved NDA in addition to the royalty discussed above on net GAAP revenues. We do not have the obligation to develop additional indications under the CNS license agreement.

HBI Docosanol License Agreement — In July 2006, the Company entered into an exclusive license agreement with Healthcare Brands International, pursuant to which the Company granted to HBI the exclusive rights to develop and commercialize docosanol 10% in the following countries: Austria, Belgium, Czech Republic, Estonia, France, Germany, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Russia, Slovakia, Slovenia, Spain, Ukraine and the United Kingdom. The HBI License Agreement automatically expires on a country-by-country basis upon the later to occur of (a) the 15th anniversary of the first commercial sale in each respective country in the Licensed Territory or (b) the date the last claim of any patent licensed under the HBI License Agreement expires or is invalidated that covers sales of licensed products in each such country in the Licensed Territory. The Company did not receive any payments under the HBI License Agreement during fiscal 2011, 2010 or 2009.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2009, the license agreement with Kobayashi was terminated and no termination fees were incurred. In fiscal 2009, the Company recognized approximately $170,000 in revenue which was previously deferred relating to the $860,000 data transfer fee received in March 2006 upon initiation of the agreement.

During fiscal 2009, the Company recognized total revenues of approximately $284,000 related to the Kobayashi agreement. The Company did not recognize any revenue related to the Kobayashi agreement during fiscal 2011 or 2010.

GlaxoSmithKline Subsidiary, SB Pharmco Puerto Rico, Inc. (“GSK”).    On March 31, 2000, the Company signed an exclusive license agreement with GSK for rights to manufacture and sell Abreva (docosanol 10% cream) as an over-the-counter product in the United States and Canada as a treatment for recurrent oral-facial herpes. Under the terms of the license agreement, GSK Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in the U.S. and Canada. The terms of the license agreement provide for the Company to earn royalties on product sales. In October 2000 and August 2005, GSK launched Abreva in the United States and Canada, respectively. All milestones under the agreement were earned and paid prior to fiscal 2003. During fiscal 2003, the Company sold an undivided interest in the GSK license agreement to Drug Royalty with a term until the later of December 13, 2013 or until the expiration of the patent for Abreva. (See Note 8, “Deferred Revenues/Sale of Licenses.”)

Azur Pharma.     In August 2007, the Company entered into a license agreement with Azur Pharma , where the Company could receive up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. During fiscal 2011, 2010 and 2009, the Company recorded royalty revenues of approximately $527,000, $516,000 and $395,000 in connection with this agreement.

P.N. Gerolymatos SA. (“Gerolymatos”).    In May 2004, the Company signed an exclusive agreement with Gerolymatos giving them the rights to manufacture and sell docosanol 10% cream as a treatment for cold sores in Greece, Cyprus, Turkey and Romania. Under the terms of the agreement, Gerolymatos will be responsible for all sales and marketing activities, as well as manufacturing and distribution of the product. The terms of the agreement provide for the Company to receive a license fee, royalties on product sales and milestones related to product approvals in Greece, Cyprus, Turkey and Romania. This agreement will continue until the latest of the 12th anniversary of the first commercial sale in each of those respective countries, or the date that the patent expires, or the last date of the expiration of any period of data exclusivity in those countries. Gerolymatos is also responsible for regulatory submissions to obtain marketing approval of the product in the licensed territories. Less than $1,000 was recognized in royalty revenue from this agreement in fiscal 2011. In fiscal 2010 and 2009, the Company recognized royalty revenue from product sales of approximately $1,800 and $6,000, respectively.

Emergent Biosolutions.    In March 2008, the Company entered into an Asset Purchase and License Agreement with Emergent Biosolutions for the sale of the Company’s anthrax antibodies and license to use the Company’s proprietary Xenerex Technology platform which was used to generate fully human antibodies to target antigens. Under the terms of the Agreement, the Company completed the remaining work under an NIH/NIAID grant and transferred all materials to Emergent. Under the terms of the agreement, the Company is eligible to receive milestone payments and royalties on any product sales generated from this program. The Company did not earn anything in milestone payments in fiscal 2011 and 2010. The Company earned $250,000 in milestone payments in fiscal 2009.

Non-anthrax related antibodies.    In September 2008, the Company entered into an Asset Purchase Agreement with a San Diego based biotechnology company for the sale of non-anthrax related antibodies as well as the remaining equipment and supplies associated with the Xenerex Technology platform. No licensing revenue was recorded in fiscal 2011, 2010 and 2009 associated with this agreement.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Components of the income tax provision are as follows for the fiscal years ended September 30, 2011, 2010 and 2009:

	2011	2010	2009
Current:
State	$3,200	$3,200	$3,200

Deferred:
Federal	(18,297,582)	(4,744,248)	(5,948,313)
State	(2,020,800)	(1,703,786)	(1,026,174)

	(20,318,382)	(6,448,034)	(6,974,487)

Increase in deferred income tax asset valuation allowance	20,318,382	6,448,034	6,974,487

Total income tax provision	$3,200	$3,200	$3,200

Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax balance are as follows:

	September 30,
	2011	2010	2009
Net operating loss carryforwards	$117,027,433	$97,127,486	$90,497,829
Deferred revenue	2,960,454	3,336,963	3,920,337
Research credit carryforwards	11,560,603	11,283,223	11,295,872
Capitalized research and development costs	263,942	714,010	986,955
Capitalized license fees and patents	2,342,589	2,744,311	3,075,544
Share-based compensation and options	5,586,697	4,514,473	3,449,222
Foreign tax credits	595,912	595,912	595,912
Other	1,480,613	703,544	750,675

Deferred income tax assets	141,818,243	121,019,922	114,572,346

Deferred tax liabilities:
Other	(479,941)	(2)	(459)

Deferred tax liabilities	(479,941)	(2)	(459)

Less valuation allowance for net deferred income tax assets	(141,338,302)	(121,019,920)	(114,571,887)

Net deferred tax assets / (liabilities)	$—	$—	$—

The Company has provided a full valuation allowance against the net deferred income tax assets recorded as of September 30, 2011, 2010 and 2009 as the Company concluded that they are unlikely to be realized. As of September 30, 2011 the Company had federal and state net operating loss carryforwards of $307,000,000 and $242,800,000, respectively. As of September 30, 2011 the Company had federal and California research and development credits of $7,300,000 and $6,400,000, respectively. The net operating loss and research credit carryforwards will expire on various dates through 2029, unless previously utilized. We also have foreign tax credit

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards of $600,000 which begin to expire in 2011, unless previously utilized. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss and credit carryforwards that the Company may use in any year.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the fiscal years ended September 30:

	2011	2010	2009
Federal statutory rate	(34)%	(34)%	(34)%
Increase in deferred income tax asset valuation allowance	34	24	32
State income taxes, net of federal effect	(4)	(5)	(6)
Research and development credits	0	0	(1)
Expired net operating loss and other credits	4	15	8
Other	0	0	1

Effective income tax rate	0%	0%	0%

13.	Employee Savings Plan

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 50% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan. However, the Company voluntarily contributed approximately $204,000, $58,000 and $39,000 in fiscal 2011, 2010, and 2009, respectively, to the plan.

14.	Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for fiscal 2011, 2010, and 2009 are attributed to the United States. All long-lived assets at September 30, 2011 and 2010 are located in the United States.

Approximately 37%, 82%, and 78% of the Company’s total revenues in fiscal 2011, 2010, and 2009, respectively, were derived from a license agreement with GSK and the sale of rights to royalties under that agreement. Royalties from Azur totaled approximately 18% of total revenue in fiscal 2010 and were less than 10% of total revenues in fiscal 2011 and 2009.

15.	Subsequent Events

From October 1, 2011 through December 9, 2011, 5,445,061 shares were issued pursuant to the exercise of warrants that were outstanding at September 30, 2011, resulting in proceeds of approximately $7.8 million to the Company.

From October 1, 2011 through December 9, 2011, 1,085,000 shares of common stock were sold under the at-the-market facility with Cantor at an average price of $2.94 per share, resulting in net proceeds of $3.1 million.

From October 1, 2011 through December 9, 2011, 310,275 shares were issued pursuant to exercises of stock options that were outstanding at September 30, 2011, resulting in proceeds of approximately $235,000 to the Company.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From October 1, 2011 through December 9, 2011, 164,688 shares were issued pursuant to the vesting of restricted stock units that were outstanding at September 30, 2011.

* * * * *