Form 10-Q
period 2011-12-31
AVANIR PHARMACEUTICALS, INC.
filed 2012-02-08
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 3, 2012, the registrant had 132,694,956 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$73,168,207	$79,542,564
Trade receivables	2,504,246	2,011,165
Royalty receivables	1,309,348	389,902
Inventories, net	408,598	252,244
Prepaid expenses	1,912,226	1,445,256
Other current assets	181,299	130,590
Current portion of restricted investments in marketable securities	618,795	618,314

Total current assets	80,102,719	84,390,035
Restricted investments in marketable securities, net of current portion	1,636,761	1,634,625
Property and equipment, net	1,603,332	1,695,329
Non-current inventories, net	890,202	792,933
Other assets	1,121,282	1,136,072

TOTAL ASSETS	$85,354,296	$89,648,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,913,806	$3,260,588
Accrued expenses and other liabilities	3,978,254	2,936,973
Accrued compensation and payroll taxes	2,958,282	4,251,866
Deferred product revenues, net	1,854,844	1,652,788
Current portion of deferred royalty revenues	2,021,189	2,087,226

Total current liabilities	13,726,375	14,189,441
Accrued expenses and other liabilities, net of current portion	17,041	68,487
Deferred royalty revenues, net of current portion	3,750,025	4,051,402

Total liabilities	17,493,441	18,309,330

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2011 and September 30, 2011	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 132,649,256 and 125,443,788 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	13,265	12,544
Additional paid-in capital	449,109,946	436,643,319
Accumulated deficit	(381,262,356)	(365,316,199)

Total stockholders’ equity	67,860,855	71,339,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,354,296	$89,648,994

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2011	2010
REVENUES FROM PRODUCT SALES
Gross product sales	$6,285,631	$—
Less: discount and allowances	796,868	—

Net product sales	5,488,763	—
Cost of product sales	309,803	—

Product gross margin	5,178,960	—

OTHER REVENUES
Revenues from royalties	1,676,120	1,818,487

Total other revenues	1,676,120	1,818,487

Total gross margin	6,855,080	1,818,487

OPERATING EXPENSES
Research and development	3,744,515	3,843,789
Selling, general and administrative	19,075,019	10,093,438

Total operating expenses	22,819,534	13,937,227

Loss from operations	(15,964,454)	(12,118,740)

OTHER INCOME (EXPENSE)
Interest income	14,291	7,132
Other, net	4,006	(311)

Net loss	$(15,946,157)	$(12,111,919)

Basic and diluted net loss per share	$(0.12)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	127,934,257	108,396,709

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(15,946,157)	$(12,111,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,010	87,171
Share-based compensation expense	1,162,037	833,608
Changes in operating assets and liabilities:
Trade receivables	(493,081)	—
Royalty receivables	(919,446)	(1,400,774)
Inventories, net	(253,623)	116,029
Prepaid expenses and other assets	(502,889)	(344,865)
Accounts payable	(346,782)	(1,078,533)
Accrued expenses and other liabilities	989,835	952,170
Accrued compensation and payroll taxes	(1,293,584)	(741,501)
Deferred product revenues, net	202,056	—
Deferred royalty revenues	(367,414)	(417,013)

Net cash used in operating activities	(17,627,038)	(14,105,627)

INVESTING ACTIVITIES:
Purchase of property and equipment	(50,013)	(166,757)
Purchase of investments in securities	(2,617)	(750,000)

Net cash used in investing activities	(52,630)	(916,757)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	3,097,324	87,739,893
Collection of stock subscriptions receivable	—	580,910
Proceeds from exercise of stock options and warrants	8,207,987	5,594,813

Net cash provided by financing activities	11,305,311	93,915,616

Net (decrease) increase in cash and cash equivalents	(6,374,357)	78,893,232
Cash and cash equivalents at beginning of period	79,542,564	38,771,469

Cash and cash equivalents at end of period	$73,168,207	$117,664,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable	$—	$208,865

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q. These condensed consolidated financial statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

The Company is also studying AVP-923 for use in different types of neuropathic pain. The Company has filed an Investigational New Drug application (“IND”) with the FDA and has initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, the Company is pursuing planned studies to assess AVP-923’s effect on behavioral disturbances, such as agitation, in patients with Alzheimer’s disease.

AVP-923 has also completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”) with positive results. Additional phase III trials would need to be completed for approval of this indication.

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

Significant Accounting Policies

The following represents an update for the three months ended December 31, 2011 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Concentration of Credit Risk and Sources of Supply

As of December 31, 2011, $24.3 million of the Company’s cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $48.9 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with financial institutions exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2011, such uninsured deposits totaled approximately $66.9 million of the $75.4 million of total cash and cash equivalents and restricted investments. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Fair value of financial instruments

At December 31, 2011 and September 30, 2011, the Company’s financial instruments include cash and cash equivalents, trade receivables, royalty receivables, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, trade receivables, royalty receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value.

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

At the present time, the Company is unable to reasonably estimate future returns due to the lack of sufficient historical return data for NUEDEXTA. Accordingly, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and distribution fees, and classifies the inventory shipped as finished goods. The Company currently defers recognition of revenue and the related cost of product sales on shipments of NUEDEXTA until the right of return no longer exists, i.e. when the Company receives evidence that the products have been dispensed to patients. The Company estimates patient prescriptions dispensed using an analysis of third-party information. In the future, the Company plans to recognize product sales upon shipment to the customer when it believes it has sufficient data to develop reasonable estimates of expected returns based upon historical returns.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements during the first quarter of fiscal 2012 or during fiscal 2011, which required the Company to estimate selling prices.

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

Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the three months ended December 31, 2011 and 2010, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million in each period. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), the Company recognizes revenue when it has determined that the threshold has been exceeded. During the three months ended December 31, 2011 and 2010, sales in excess of the threshold resulted in recognized royalty revenues from Azur of approximately $149,000 and $243,000, respectively.

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

Share-Based Compensation

The Company grants options, restricted stock units and restricted stock awards to purchase its common stock to employees, directors and consultants under its equity incentive plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The expected risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on its common stock in the foreseeable future, the Company estimated the dividend yield to be 0%.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for periods in fiscal 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical experience.

Total compensation expense related to all of the Company’s share-based awards for the three month periods ended December 31, 2011 and 2010, was comprised of the following:

	For the three months ended December 31,
	2011	2010
Share-based compensation classified as:
Selling, general and administrative expense	$921,235	$686,910
Research and development expense	240,802	146,698

Total	$1,162,037	$833,608

	For the three months ended December 31,
	2011	2010
Share-based compensation expense from:
Stock options	$810,535	$491,353
Restricted stock units	351,502	342,255

Total	$1,162,037	$833,608

Since the Company provided a full valuation allowance related to its net deferred tax assets as of December 31, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended December 31, 2011 and 2010 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities (See Note 10, “Employee Equity Incentive Plans”).

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the condensed consolidated financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes any uncertain income tax positions on the income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

At December 31, 2011, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.3 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at December 31, 2011 and September 30, 2011.

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

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled for the first half of 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

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

As of December 31, 2011 and September 30, 2011, the Company’s cash equivalents held in money market mutual funds of approximately $24.3 million and $38.4 million, respectively, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above.

4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES

Restricted investments in marketable securities at December 31, 2011 and September 30, 2011 consist of certificates of deposit, which are classified as held-to-maturity. At December 31, 2011 and September 30, 2011, the fair value of these investments approximated their cost basis.

At December 31, 2011 and September 30, 2011, restricted investments in marketable securities totaling approximately $1.6 million consist of three certificates of deposit and are related to irrevocable standby letters of credit connected to fleet rentals and two office leases with expiration dates in 2013 and 2016, and are classified as non-current assets. The certificates of deposit related to fleet rentals and the office lease expiring in 2016 automatically renew annually and the certificate of deposit related to the office lease that expires in 2013 renews automatically every 30 days.

Restricted investments in marketable securities also consist of two certificates of deposit totaling approximately $619,000 and are related to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013, and are classified as current assets. The certificate of deposit related to the Company’s credit card agreement automatically renews every three months and the certificate of deposit related to the office lease renews automatically every 30 days.

5. INVENTORIES

Inventories are comprised of NUEDEXTA product and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan and quinidine, as well as the active pharmaceutical ingredient docosanol.

The composition of inventories as of December 31, 2011 and September 30, 2011 is as follows:

	December 31, 2011	September 30, 2011
		(audited)
Raw materials	$929,819	$834,049
Work in progress	73,851	32,328
Finished goods	295,130	178,800

Total inventory, net	1,298,800	1,045,177
Less: current portion	(408,598)	(252,244)

Non-current portion	$890,202	$792,933

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. As of December 31, 2011 and September 30, 2011, raw materials represent gross raw materials of approximately $1.6 million and $1.5 million, respectively, offset by permanent inventory write-downs of approximately $695,000 for each period.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011	September 30, 2011
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees	$827,565	$595,595
Accrued research and development expenses	957,780	901,252
Accrued selling, general and administrative expenses	1,641,478	978,605
Other liabilities	308,031	195,739
Lease restructuring liability (1)	260,441	334,269

Total accrued expenses and other liabilities	3,995,295	3,005,460
Less: Current portion	(3,978,254)	(2,936,973)

Non-current total accrued expenses and other liabilities	$17,041	$68,487

(1)	In fiscal 2006, the Company relocated all operations other than research and development from San Diego, California to Aliso Viejo, California. In fiscal 2007, the Company subleased a total of approximately 49,000 square feet of laboratory and office space in San Diego and relocated remaining personnel and clinical trial support functions to the Company’s offices in Aliso Viejo, California. Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million. No further costs were incurred related to these restructuring events in fiscal 2008. In April 2009, the Company entered into a sublease for office space in San Diego, California. Sublease rental payments commenced in September 2009 pursuant to this sublease.

The following table presents the restructuring activities in fiscal 2012:

	Balance at September 30, 2011	Payments/ Reductions	Balance at December 31, 2011
	(audited)
Accrued Restructuring
Total lease restructuring liability	$334,269	$(73,828)	$260,441
Less current portion	(265,782)		(243,400)

Non-current portion	$68,487		$17,041

7. NET DEFERRED REVENUES

The following table sets forth as of December 31, 2011 the deferred royalty revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and NUEDEXTA product shipments:

	NUEDEXTA Product Shipments, Net	Drug Royalty USA Agreement	Total
Net deferred revenues as of October 1, 2011	$1,652,788	$6,138,628	$7,791,416
Changes during the period:
Shipments, net	5,968,371	—	5,968,371
Recognized as revenues during period	(5,766,315)	(367,414)	(6,133,729)

Net deferred revenues as of December 31, 2011 (1)	$1,854,844	$5,771,214	$7,626,058

Classified and reported as:
Current portion of deferred revenues	$1,854,844	$2,021,189	$3,876,033
Deferred revenues, net of current portion	—	3,750,025	3,750,025

Total deferred revenues	$1,854,844	$5,771,214	$7,626,058

(1)	The amount that ultimately will be recognized as net product sales may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance.

NUEDEXTA Product — The amount of deferred revenue from NUEDEXTA product shipments is shown net of estimated prompt-pay discounts and wholesaler fees based on wholesaler purchases. The amount that ultimately will be recognized as net product sales in the Company’s condensed consolidated financial statements may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance. See Note 2, “Description of Business and Summary of Significant Accounting Policies – Revenue recognition – Product Sales – NUEDEXTA” for further discussion.

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

Revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. The Company classified the proceeds received from Drug Royalty USA as deferred revenue and is recognizing the revenue over the life of the license agreement because of the Company’s continuing involvement over the term of the Drug Royalty Agreement. Such continuing involvement includes overseeing the performance of GlaxoSmithKline and its compliance with the covenants in the GSK License Agreement, monitoring patent infringement, adverse claims or litigation involving Abreva, and undertaking to find a new license partner in the event that GlaxoSmithKline terminates the agreement. The Drug Royalty Agreement contains both covenants and events of default that require such performance on the Company’s part. Therefore, nonperformance on the Company’s part could result in default of the arrangement, and could give rise to additional rights in favor of Drug Royalty USA under a separate security agreement with Drug Royalty USA, which could result in loss of the Company’s rights to share in future Abreva royalties if wholesale sales by GlaxoSmithKline exceed $62 million a year. The deferred revenue is being recognized as revenue using the “units-of-revenue method” over the life of the license agreement. Based on a review of the Company’s continuing involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.

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

For the three month periods ended December 31, 2011 and 2010, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2011	2010
Stock options	9,034,988	7,452,843
Stock warrants	710,109	8,541,212
Restricted stock units (1)	2,403,862	1,594,941

(1)	Includes 1,459,731 and 1,246,590 shares of restricted stock at December 31, 2011 and 2010, respectively, awarded to directors that have vested but are still restricted until the directors resign.

9. STOCKHOLDERS’ EQUITY

On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as the Company may set from time to time. During the three months ended December 31, 2011, the Company issued 1,085,000 shares of common stock under the Sales Agreement raising proceeds of approximately $3.1 million, net of offering costs, including commissions. As of December 31, 2011, a total of 9,771,510 shares of common stock have been issued under the Sales Agreement at an average price of $2.85 per share raising gross proceeds of approximately $27.9 million ($26.8 million, net of offering costs, including commissions).

During the three months ended December 31, 2011, the Company received proceeds of approximately $7.8 million from the exercise of warrants to purchase 5,445,061 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share. As of December 31, 2011, warrants to purchase 710,109 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants expire in April 2013. The warrants outstanding at December 31, 2011, are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.

During the three months ended December 31, 2011, the Company issued 204,007 shares of common stock in connection with the vesting of restricted stock units and 471,400 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $422,000. During the three months ended December 31, 2011, restricted stock unit awards for a total of 46,250 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

10. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has five equity incentive plans under which awards are outstanding (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of restricted share units or purchase of restricted stock.

During the three months ended December 31, 2011, the Company granted share-based awards under the 2003 Plan. During the three months ended December 31, 2010, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions of annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance under the 2005 Plan increased by 325,000 effective November 10, 2011. Under the Plans, as of December 31, 2011, the Company had an aggregate of 17,663,864 shares of its common stock reserved for future issuance. Of those shares, 11,438,919 were subject to outstanding options and other awards and 6,224,945 shares were available for future grants of share-based awards. As of December 31, 2011, no equity awards were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of December 31, 2011, there were no equity awards that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of December 31, 2011.

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

Summaries of stock options outstanding and changes during the three months ended December 31, 2011 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding September 30, 2011	8,083,896	$2.46
Granted	1,688,617	$1.92
Exercised	(471,400)	$0.89
Forfeited	(266,125)	$4.14

Outstanding December 31, 2011	9,034,988	$2.39	8.1	$4,069,016

Vested and expected to vest in the future, December 31, 2011	8,069,952	$2.38	8.1	$3,979,623

Exercisable, December 31, 2011	3,173,982	$2.47	6.9	$2,129,053

The weighted average grant-date fair value of options granted during the three month periods ended December 31, 2011 and 2010 was $1.57 and $3.36 per share, respectively. The total intrinsic value of options exercised during the three month periods ended December 31, 2011 and 2010 was approximately $676,000 and $1.5 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of December 31, 2011, the total unrecognized compensation cost related to unvested options was approximately $10.5 million which is expected to be recognized over the weighted-average period of 2.8 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the three month periods ended December 31, 2011 and 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model, which uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Assumptions used in the Black-Scholes model for options granted during the three months ended December 31, 2011 were as follows:

Expected volatility	108%
Expected term in years	5.8
Expected risk-fee interest rate (zero coupon U.S. Treasury Note)	1.1% - 1.3%
Expected dividend yield	0%

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.47-$0.79	949,245	7.0	$0.53	539,387	$0.53
$0.88	1,515,179	6.6	$0.88	866,674	$0.88
$1.29-$1.74	1,530,104	7.7	$1.70	747,054	$1.66
$1.80-$2.08	1,649,417	9.8	$1.86	46,563	$1.96
$2.41-$4.18	3,098,231	8.9	$3.53	681,492	$3.35
$4.60-$15.84	292,812	3.7	$10.82	292,812	$10.82

	9,034,988	8.1	$2.39	3,173,982	$2.47

Restricted stock units (“RSU”). RSUs granted to employees generally vest based on three or four years of continuous service from the date of grant. RSUs granted to non-employee directors generally vest over the term of one year from the grant date and are not released until the awardee’s termination of service. In fiscal 2010, vesting for non-employee director grants was amended to allow for accelerated vesting of RSUs in the case of a non-employee director’s resignation where either: (i) he/she has served for at least four years as a member of the Board and is in good standing at the time of resignation, or (ii) he/she resigns for reasons related to health or family matters and is otherwise in good standing at the time of resignation.

The following table summarizes the RSU activities for the three months ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, October 1, 2011	384,663	$3.50
Granted	829,725	$1.85
Vested	(250,257)	$3.15
Forfeited	(20,000)	$4.17

Unvested, December 31, 2011	944,131	$2.13

The grant-date fair value of RSUs granted during the three month periods ended December 31, 2011 and 2010 was approximately $1.5 million and $697,000, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested shares was approximately $1.9 million which is expected to be recognized over a weighted-average period of 3.7 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the three month periods ended December 31, 2011 and 2010.

At December 31, 2011, there were 1,459,731 shares of restricted stock with a weighted-average grant date fair value of $1.85 per share awarded to directors that have vested but are still restricted until the director resigns.

In fiscal 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vested on October 15, 2011, and were remeasured at each balance sheet date and remeasured on the date vested at $3.22 per share.

Performance RSUs. During the three months ended December 31, 2011, the Company granted RSUs to purchase 612,042 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2012 revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the date the performance goal is achieved (“Achievement Date”), with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At December 31, 2011, the performance goal had not been met and all performance RSUs were outstanding.

11. COMMITMENTS AND CONTINGENCIES

Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the three months ended December 31, 2011, royalties of approximately $275,000 are recorded to cost of product sales in the condensed consolidated statements of operations. At December 31, 2011 royalties of approximately $88,000 represent deferred cost of product sales and is recorded in other current assets in the condensed consolidated balance sheet. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific medical indications. Maximum payments for these milestone payments could total approximately $1.1 million if the Company pursued the development of NUEDEXTA for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA in addition to the royalty discussed above on net U. S. GAAP revenues. The Company does not have the obligation to develop additional indications under the CNS license agreement.

Legal Contingencies –

NUEDEXTA ANDA Litigation

In June and July 2011, the Company received Paragraph IV certification notices from four separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug applications (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In January 2012, the Company received a Paragraph IV certification notice from Watson Pharmaceuticals, Inc. In August 2011, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), and Impax Laboratories, Inc. (“Impax”) (Par, Actavis, Wockhardt and Impax, collectively the “Defendants”). All four lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent and the ’115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the ’282 and ’115 patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against Azur Pharma International III Limited and Azur Pharma Limited (collectively, “Azur”) and Avanir (the “Cutler Action”). The Company purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, the Company agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, the Company sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although the Company may remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges that Azur has failed to make certain information reasonably available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. Dr. Cutler is seeking damages in an amount that may exceed $35.0 million, as well as attorneys’ fees. As of December 31, 2011, the Company believes there is a low likelihood of an outcome adverse to the Company and as such, the Company has not recorded any liability related to any potential legal settlement that may be assessed against it. However, the Company will continue to evaluate the need for any such liability in the future.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of December 31, 2011.

12. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three month periods ended December 31, 2011 and 2010 are attributed to the United States. All long-lived assets at December 31, 2011 and September 30, 2011 are located in the United States.

For the three month periods ended December 31, 2011 and 2010, the revenues from prior sale of rights to royalties under the GSK license agreement were 21% and 87% of total net revenues, respectively. For the three month periods ended December 31, 2011 and 2010, royalty revenues from Azur were less than 10% and 13% of total net revenues, respectively.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than discussed in the accompanying notes.

From January 1, 2012 through February 3, 2012, 45,700 shares were issued pursuant to the exercise of stock options that were outstanding at December 31, 2011, resulting in net proceeds of approximately $45,000.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended December 31, 2011 are also referred to as the first quarter of fiscal 2012.

EXECUTIVE OVERVIEW

Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA® (referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan (“DM”) and low –dose quinidine (“Q”), for the treatment of pseudobulbar affect (“PBA”). We commenced promotion of NUEDEXTA in the United States in February 2011 and we are currently pursuing approval of NUEDEXTA in Europe.

We are also studying AVP-923 for use in different types of neuropathic pain. We have filed an Investigational New Drug application (“IND”) with the FDA and have initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, we are pursuing planned studies to assess AVP-923’s effect on behavioral disturbances, such as agitation, in patients with Alzheimer’s disease.

AVP-923 has also completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain with positive results. Additional phase III trials would need to be completed for approval of this indication.

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

Avanir has completed a Phase III clinical trial for AVP-923 in the treatment of patients with DPN pain. In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for the treatment of patients with DPN pain. The most commonly reported adverse events from this Phase III study were dizziness, nausea, diarrhea, fatigue and somnolence, which were mild to moderate in nature. We are continuing to evaluate our options for this program and next steps.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2011 in the “Critical Accounting Policies and Estimates” section, as updated and amended in Note 2 of the Notes to our Condensed Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

Revenues

	Three months ended December 31,
	2011	2010	$ Change	% Change
REVENUES
Net product sales	$5,488,763	$—	$5,488,763	N/A
Revenues from royalties	1,676,120	1,818,487	(142,367)	-8%

Total net revenues	$7,164,883	$1,818,487	$5,346,396	294%

Total net revenues were approximately $7.2 million for the three months ended December 31, 2011 compared to approximately $1.8 million for the three months ended December 31, 2010. The increase in net revenues of approximately $5.3 million was primarily attributed to the product sales of NUEDEXTA which we began promoting commercially in February 2011.

Potential revenue-generating contracts that remained active as of December 31, 2011 include licensing revenue from our agreement with GSK, potential royalties from our agreements with Azur Pharma and Emergent Biosolutions, Inc. and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Cost of Product Sales

Cost of product sales were approximately $310,000 for the three months ended December 31, 2011 compared to no cost of product sales in the same period of fiscal 2010. The increase in cost of product sales is attributable to the sales of NUEDEXTA which we began promoting commercially in February 2011.

Operating Expenses

	Three months ended December 31,
	2011	2010	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,744,515	$3,843,789	$(99,274)	-3%
Selling and marketing	13,782,836	6,262,732	7,520,104	120%
General and administrative	5,292,183	3,830,706	1,461,477	38%

Total operating expenses	$22,819,534	$13,937,227	$8,882,307	64%

Research and Development Expenses

Research and development expenses decreased by approximately $99,000 from approximately $3.8 million in the first quarter of fiscal 2011 to approximately $3.7 million for the first quarter of fiscal 2012. The decrease is primarily due to a decrease in regulatory activities for NUEDEXTA, partially offset by costs associated with the Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS that began in the third quarter of fiscal 2011. We expect the quarterly expenditures for research and development expenses to increase from the first quarter of fiscal 2012 level as we continue to execute on our regulatory filing plan for NUEDEXTA in Europe and continue development of AVP-923 for treatment of central neuropathic pain in patients with MS. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses and are expected to increase in the coming months.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $7.5 million from approximately $6.3 million for the first quarter of fiscal 2011 compared to approximately $13.8 million for the first quarter of fiscal 2012. The increase is primarily attributed to costs associated with the commercial launch of NUEDEXTA, including increased personnel costs of approximately $4.3 million resulting from the hiring of a sales force and other key commercial headcount; increased marketing and market research costs of approximately $2.8 million; and increased other costs of approximately $443,000. Selling and marketing expenses are expected to remain at the same level as the first quarter of fiscal 2012 through fiscal 2012.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.5 million from approximately $3.8 million for the first quarter of fiscal 2011 compared to approximately $5.3 million for the first quarter of fiscal 2012. The increase is primarily attributed to increased personnel costs of approximately $706,000 resulting from the hiring of key corporate headcount to support the commercialization of NUEDEXTA; increased legal expense of approximately $572,000 primarily due to the enforcement of our intellectual property rights; and increased other corporate costs of approximately $183,000. General and administrative expenses are expected to increase as we enforce our intellectual property rights related to NUEDEXTA.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended December 31, 2011 and 2010 was approximately $1.2 million and $834,000, respectively. Selling and marketing expense in the three month periods ended December 31, 2011 and 2010 includes share-based compensation expense of approximately $130,000 and $81,000, respectively. General and administrative expense in the three month periods ended December 31, 2011 and 2010 includes share-based compensation expense of approximately $791,000 and $606,000, respectively. Research and development expense in the three month periods ended December 31, 2011 and 2010 includes share-based compensation expense of approximately $241,000 and $147,000, respectively. As of December 31, 2011, approximately $12.5 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.9 years. See Note 10, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Other Income (Expense)

For the three months ended December 31, 2011, other income (expense) was approximately $18,000, compared to approximately $7,000 for the same period in the prior year.

Net Loss

Net loss was approximately $15.9 million, or $0.12 per share, in the three months ended December 31, 2011 compared to a net loss of approximately $12.1 million, or $0.11 per share, for the three months ended December 31, 2010.

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

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Three Months Ended December 31, 2011	Change Between Periods	Three Months Ended December 31, 2010
Net cash used in operating activities	$(17,627,038)	$(3,521,411)	$(14,105,627)
Net cash used in investing activities	(52,630)	864,127	(916,757)
Net cash provided by financing activities	11,305,311	(82,610,305)	93,915,616

Net (decrease) increase in cash and cash equivalents	$(6,374,357)	$(85,267,589)	$78,893,232

Operating activities. Net cash used in operating activities was approximately $17.6 million for the three months ended December 31, 2011 compared to approximately $14.1 million for the three months ended December 31, 2010. The increase is due to increased expenses of $8.9 million, primarily due to commercial activities, partially offset by increased gross margin of approximately $5.1 million and an increase in non-cash and changes in operating assets and liabilities of approximately $300,000.

Investing activities. Net cash used in investing activities was approximately $53,000 for the three months ended December 31, 2011, compared to approximately $917,000 for the three months ended December 31, 2010. The decrease in cash used in investing activities was primarily related to our investments in securities of $750,000 in the first quarter of fiscal 2011 that was required to support our commercial activities. No such investments were required in the first quarter of fiscal 2012.

Financing activities. Net cash provided by financing activities was approximately $11.3 million for the three months ended December 31, 2011 compared to approximately $93.9 million for the three months ended December 31, 2010. In the first quarter of fiscal 2012, we raised approximately $3.1 million from the sale of our common stock, received proceeds of approximately $7.8 million from the exercise of warrants and approximately $422,000 from the exercise of stock options. In the first quarter of fiscal 2011, we raised approximately $83.0 million in proceeds, net of offering costs, including commissions, from our public offering and approximately $5.3 million in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. Additionally, we received proceeds of approximately $5.3 million from the exercise of warrants.

In April 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of February 3, 2012, 9.8 million shares of common stock had been sold for total gross proceeds of $27.9 million through this facility under our registration statement. Approximately $7.1 million remains on this shelf registration statement. We may or may not sell additional shares under this facility, depending on the volume and price of our common stock, as well as our capital needs and potential alternative sources of capital, such as a development partner for NUEDEXTA.

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

As of February 3, 2012, approximately $34.5 million of the September 2009 shelf registration statement remains available and there are no funds remaining on the September 2010 shelf registration statement.

As of December 31, 2011 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations (1)	$5,093,822	$1,837,940	$1,676,695	$1,579,187	$—
Purchase obligations (2)	5,513,203	5,513,203	—	—	—

Total	$10,607,025	$7,351,143	$1,676,695	$1,579,187	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.
(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at December 31, 2011 which approximates our contractual commitments for goods and services in the normal course of our business.

NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the three months ended December 31, 2011, royalties of approximately $275,000 are recorded to cost of product sales in the condensed consolidated statements of operations. At December 31, 2011, royalties of approximately $88,000 represent deferred cost of product sales and is recorded to other current assets in the condensed consolidated balance sheet. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursued the development of NUEDEXTA for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA in addition to the royalty discussed above on net U.S. GAAP revenues. We do not have the obligation to develop additional indications under the CNS license agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Outlook

We believe that cash and cash equivalents and restricted investments of approximately $75.4 million at December 31, 2011 will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of December 31, 2011 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of December 31, 2011, approximately $24.3 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $48.9 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2011, such uninsured deposits totaled approximately $66.9 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2011. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our first quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NUEDEXTA ANDA Litigation

In June and July 2011, we received Paragraph IV certification notices from four separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In January 2012, we received a Paragraph IV certification notice from Watson Pharmaceuticals, Inc. In August 2011, we filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), and Impax Laboratories, Inc. (“Impax”) (Par, Actavis, Wockhardt and Impax, collectively the “Defendants”). All four lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents.

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

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against Azur Pharma International III Limited and Azur Pharma Limited (collectively, “Azur”) and Avanir (the “Cutler Action”). We purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, we agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, we sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although we may remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges that Azur has failed to make certain sales information available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. We maintain that we have not acquiesced. Dr. Cutler is seeking damages in an amount that may exceed $35 million, as well as attorneys’ fees. As of December 31, 2011, we believe there is a low likelihood of an outcome adverse to us, and as such, we have not recorded any liability related to any potential legal settlement that may be assessed against us. However, we will continue to evaluate the need for any such liability in the future.

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

Risks Relating to Our Business

Our prospects depend on reaching profitability from the commercialization of NUEDEXTA. If we are unable to continue to effectively commercialize NUEDEXTA, including raising PBA awareness among patients and physicians, driving higher rates of physician adoption and obtaining reimbursement and third party payer coverage, we will not be able to commercialize NUEDEXTA successfully and our ability to generate significant revenue or achieve profitability will be adversely affected.

Although NUEDEXTA has been approved for marketing, our current ability to generate significant revenue is entirely dependent upon our ability to continue the successful commercialization of NUEDEXTA. To continue to be successful we must:

•	maintain successful sales, marketing and educational programs for our targeted physicians and other health care providers;

•	raise patient and physician awareness of PBA and encourage physicians to screen patients for the condition;

•	obtain adequate reimbursement for NUEDEXTA from a broad range of payers; and

•	maintain and defend our patent protection and maintain regulatory exclusivity for NUEDEXTA.

Supplying the market for NUEDEXTA requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully maintain the required sales and marketing infrastructure, as well as successfully manage an increasing number of relationships, including with suppliers, manufacturers, distributors, insurance carriers and prescribers, we will have difficulty growing our business. In addition, pharmacies, institutions and prescribers may rely on third-party medical information systems to interpret the NUEDEXTA approved product label and guide utilization of NUEDEXTA. If these information systems load incorrect information or misinterpret the approved product label, it may result in lower adoption or utilization than expected. For example, because NUEDEXTA contains quinidine, which is a known pro-arrhythmic drug at antiarrhythmic doses exceeding 600 mg per day, it is possible that medical information systems may incorrectly identify NUEDEXTA as contraindicated or otherwise inappropriate for a patient, even in situations where the risks are substantially less than perceived.

In addition, we may enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach customers in domestic or foreign market segments and when deemed strategically and economically advantageous. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold NUEDEXTA, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to accomplish any of these key objectives, we may not be able to generate significant product revenue or become profitable.

We have a history of net losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve or maintain profitability in the future.

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of December 31, 2011, we had an accumulated deficit of approximately $381.3 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to expand NUEDEXTA sales.

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

The validity, enforceability and scope of our core patents covering NUEDEXTA are currently being challenged as a result of recent abbreviated new drug application (“ANDA”) filings from generic drug companies. The outcome of the current or any future challenges to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from NUEDEXTA and any future products. More broadly, investors should be aware that the biopharmaceutical industry is highly competitive. Our ability to compete in this space involves various risks relating to our intellectual property, including:

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

We have received notice of five ANDA filings for NUEDEXTA submitted by generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe on our issued patents. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

NUEDEXTA is approved under the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”), which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payers to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

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

We have received Paragraph IV certification notices from five separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282 and RE 38,115, which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. In response to these notices, we have filed suit against four of the generic drug companies to defend our patent rights.

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

NUEDEXTA is being made available to patients to treat PBA, an indication for which there is no established pharmaceutical market. Industry sources and equity research analysts have a wide divergence of estimates for the near- and long-term market potential of our product. A variety of assumptions directly impact the estimates for our drug’s market potential, including estimates of underlying neurologic condition prevalence, severity of PBA prevalence among these conditions, rates of physician adoption of our drug for treatment of PBA among these populations, health plan reimbursement rates, and patient adherence and compliance rates within each underlying neurological condition. Small differences in these assumptions can lead to widely divergent estimates of the market potential of our product. Additionally, although our approved product label is indicated to treat PBA, without regard to the underlying neurological condition, it is possible that physicians, the FDA’s Office of Prescription Drug Promotion (“OPDP”) or others may interpret the label more narrowly than the FDA’s Division of Neurology

Products approval for a broad PBA label and believe that PBA secondary to certain conditions, such as Alzheimer’s disease, is not an indicated use. If such interpretations are widespread, the actual market size may be smaller than we have estimated. Accordingly, investors are cautioned not to place undue reliance on any particular estimates of equity research analysts or industry sources.

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

Discovery of previously unknown safety or drug interaction problems with an approved product may result in a variety of adverse regulatory actions. This risk may be increased as physicians, at their own discretion, may prescribe NUEDEXTA for off-label uses, which may result in unknown safety or drug interactions. Under the Food and Drug Administration Amendments Act of 2007, the FDA has broad authority to force drug manufacturers to take any number of actions if previously unknown safety or drug interaction problems arise, including, but not limited to: (i) requiring manufacturers to conduct post-approval clinical studies to assess known risks or signals of serious risks, or to identify unexpected serious risks; (ii) mandating labeling changes to a product based on new safety information; or (iii) requiring manufacturers to implement a Risk Evaluation Mitigation Strategy, or REMS, where necessary to assure safe use of the drug. In addition, previously unknown safety or drug interaction problems could result in product recalls, restrictions on the product’s permissible uses, or withdrawal of the product from the market.

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

We have experienced significant operating losses in funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue the commercial launch of NUEDEXTA. Although we had approximately $75.4 million in cash and cash equivalents and restricted investments in marketable securities as of December 31, 2011, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

In light of our substantial long-term capital needs, we may need to partner our rights to NUEDEXTA (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we are able to generate meaningful amounts of revenue from product sales. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels into the fourth quarter of calendar 2012, which includes the costs associated with the ongoing marketing of NUEDEXTA for PBA. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, then we may be unable to fully execute our development and commercialization plans for NUEDEXTA. This may result in significant delays or cutbacks in the commercialization of NUEDEXTA and may force us to further curtail our operations or seek to raise additional capital.

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

We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on NUEDEXTA. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for PBA and/or AVP-923 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA, if the terms are attractive. Additionally, we may seek to acquire rights to other drugs or technologies. However, all of these transactions involve numerous risks, including:

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

Disputes relating to these transactions can lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses. See Item 1. “Legal Proceedings” for further discussion relating to a lawsuit filed by Neal R. Cutler, M.D., founder of Alamo Pharmaceuticals, LLC.

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

We have completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has expressed that the safety concerns and questions raised in the PBA approvable letter issued in 2006 necessitate the testing of a low-dose quinidine formulation in the DPN pain indication as well. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for this indication, we believe it is likely that two large well-controlled Phase III trials would be needed to support a supplemental NDA filing for this indication. Due to our limited capital resources, we do not expect that we will be able to conduct the trials needed for this indication without additional capital or a development partner for NUEDEXTA. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent pharmacokinetic study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo or an active comparator. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 for other indications, including central neuropathic pain in patients with MS, behavioral disturbances related to emotional lability in patients with Alzheimer’s disease, or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

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

Based on the results of our market research, we believe that physicians are likely to continue to support the use and adoption of NUEDEXTA for the treatment of PBA. We conduct market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product, and not actual experience from having prescribed the product, which could result in different responses from those same or other physicians.

It is unclear whether we would be eligible for patent-term restoration in the U.S. under applicable law and we therefore do not know whether our patent-term can be extended.

Some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. Due to receipt of approval for NUEDEXTA, the Hatch-Waxman Amendments permit a patent restoration term of up to five years for one of our patents covering NUEDEXTA as compensation for the patent term lost during product development and the regulatory review process. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application with a maximum of five years. In addition, the patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years after the product’s approval date. In December 2011, the U.S. Patent and Trademark Office (“USPTO”) denied our application for patent term extension. We have requested reconsideration of this denial at the USPTO and, concurrently, have initiated an action in the United States District Court for the Easter District of Virginia seeking to set aside the denial of our application for patent term extension. It is unclear whether certain patents covering the Nuedexta product will be deemed eligible for patent term extension.

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

The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in areas similar to those in which we are performing our research. For example, we expect that NUEDEXTA will face competition from antidepressants, atypical anti-psychotic agents and other agents in the treatment of PBA. Additionally, NUEDEXTA may face direct competition from a generic form of NUEDEXTA, if approved, as described above.

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

In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payers. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes, as well as other changes that may be made as part of deficit and debt reduction efforts in Congress, could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. Some of the specific PPACA provisions, among other things:

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

Sales of NUEDEXTA for treatment of patients with PBA will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. Accordingly, coverage and reimbursement may be uncertain. Adoption of NUEDEXTA by the medical community may be limited if third-party payers will not offer coverage. Cost control initiatives may decrease coverage and payment levels for NUEDEXTA and, in turn, the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers to NUEDEXTA. Any denial of private or government payer coverage of NUEDEXTA could harm our business and reduce our revenue.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

The Company has taken numerous steps to ensure compliance is a high priority throughout the organization and we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements, however, the FDA or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. Our distribution and contracting partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of products we have licensed to them, or for which they provide vendor support services, which may have an adverse impact on sales of such licensed products, or indemnification obligations. which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications by pharmaceutical companies and their sales representatives regarding dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of product for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted product for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products.

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

Additionally, our stock price has been volatile as a result of announcements of regulatory actions and decisions relating to NUEDEXTA, and periodic variations in our operating results. We expect that our operating results will continue to vary from quarter to quarter, particularly as we continue to market NUEDEXTA and report sales results. Our operating results and prospects may also vary depending on the status of our partnering arrangements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION

None.

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

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	February 8, 2012
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	February 8, 2012