Form 10-Q
period 2012-06-30
AVANIR PHARMACEUTICALS, INC.
filed 2012-08-09
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, the registrant had 136,181,391 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$81,726,922	$79,542,564
Trade receivables, net	4,968,315	2,011,165
Royalty receivables	—	389,902
Inventories, net	371,475	252,244
Prepaid expenses	1,203,405	1,445,256
Other current assets	239,844	130,590
Current portion of restricted investments in marketable securities	1,054,463	618,314

Total current assets	89,564,424	84,390,035
Restricted investments in marketable securities, net of current portion	1,302,136	1,634,625
Property and equipment, net	1,939,244	1,695,329
Non-current inventories, net	937,577	792,933
Other assets	1,117,973	1,136,072

TOTAL ASSETS	$94,861,354	$89,648,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,067,187	$3,260,588
Accrued expenses and other liabilities	6,634,436	2,936,973
Accrued compensation and payroll taxes	4,556,475	4,251,866
Deferred product revenues, net	—	1,652,788
Current portion of deferred royalty revenues	2,021,189	2,087,226

Total current liabilities	16,279,287	14,189,441
Accrued expenses and other liabilities, net of current portion	74,850	68,487
Notes payable, net of debt discount	28,722,254	—
Deferred royalty revenues, net of current portion	2,693,387	4,051,402

Total liabilities	47,769,778	18,309,330

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2012 and September 30, 2011	—	—
Common stock—$0.0001 par value, 200,000,000 shares authorized; 136,181,335 and 125,443,788 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	13,618	12,544
Additional paid-in capital	460,412,687	436,643,319
Accumulated deficit	(413,334,729)	(365,316,199)

Total stockholders’ equity	47,091,576	71,339,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,861,354	$89,648,994

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
REVENUES AND COSTS FROM PRODUCT SALES
Gross product sales	$12,205,811	$2,187,124	$29,676,740	$2,692,090
Less: discounts and allowances	2,155,238	254,889	4,995,531	297,841

Net product sales	10,050,573	1,932,235	24,681,209	2,394,249
Cost of product sales	563,527	119,208	1,407,675	233,535

Product gross margin	9,487,046	1,813,027	23,273,534	2,160,714

OTHER REVENUES
Revenues from royalties	487,423	547,900	3,062,058	3,340,876

Total gross margin	9,974,469	2,360,927	26,335,592	5,501,590

OPERATING EXPENSES
Research and development	6,831,206	3,258,950	16,970,876	9,622,129
Selling, general and administrative	17,855,269	15,150,053	57,091,292	38,522,264

Total operating expenses	24,686,475	18,409,003	74,062,168	48,144,393

Loss from operations	(14,712,006)	(16,048,076)	(47,726,576)	(42,642,803)

OTHER INCOME (EXPENSE)
Interest income	7,890	10,848	30,063	28,031
Interest expense	(326,098)	—	(326,098)	—
Other, net	—	(28,332)	4,081	(28,295)

Net loss and comprehensive loss	$(15,030,214)	$(16,065,560)	$(48,018,530)	$(42,643,067)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.36)	$(0.36)

Basic and diluted weighted average number of common shares outstanding	135,825,005	123,354,986	132,391,195	117,747,185

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(48,018,530)	$(42,643,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510,558	294,660
Amortization of debt discount and debt issuance costs	49,873	—
Share-based compensation expense	3,614,709	2,741,451
Changes in operating assets and liabilities:
Trade receivables, net	(2,957,150)	(562,916)
Royalty receivables	389,902	29,471
Inventories, net	(263,875)	(185,613)
Prepaid expenses and other assets	377,740	(3,397,441)
Accounts payable	(193,401)	(562,524)
Accrued expenses and other liabilities	3,703,826	1,207,578
Accrued compensation and payroll taxes	304,609	683,856
Deferred product revenues, net	(1,652,788)	1,583,890
Deferred royalty revenues	(1,424,052)	(1,662,392)

Net cash used in operating activities	(45,558,579)	(42,473,047)

INVESTING ACTIVITIES:
Purchase of property and equipment	(754,473)	(850,600)
Purchase of investments in securities	(103,660)	(1,650,175)

Net cash used in investing activities	(858,133)	(2,500,775)

FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs	29,614,564	—
Proceeds from issuances of common stock, net of commissions and offering costs	10,062,996	87,739,859
Proceeds from exercise of stock options and warrants	8,923,510	9,184,268
Collection of stock subscriptions receivable	—	580,910
Shares surrendered to pay for tax withholding	—	(5,665)

Net cash provided by financing activities	48,601,070	97,499,372

Net increase in cash and cash equivalents	2,184,358	52,525,550
Cash and cash equivalents at beginning of period	79,542,564	38,771,469

Cash and cash equivalents at end of period	$81,726,922	$91,297,019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,200	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses and other liabilities	$—	$140,000
Issuance of warrants for common stock in connection with notes payable	$1,169,227	$—

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

The Company is also studying AVP-923 for use in other potential indications including pain and agitation. The Company has initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, the Company has filed an IND with the FDA and plans to initiate a Phase II study evaluating AVP-923 for treatment of agitation in patients with Alzheimer’s disease during the fourth quarter of fiscal 2012.

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

The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain broader acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; the ability to successfully defend our intellectual property rights relating to NUEDEXTA; timing and uncertainty of achieving milestones in clinical trials; obtaining approvals by the FDA, European Medicines Agency (“EMA”) and regulatory agencies in other countries; and the progress of the Company’s d-DM development program. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for NUEDEXTA (referred to as “AVP-923”). The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA as well as AVP-923 and the rate of progress being made on such activities.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

Significant Accounting Policies

The following represents an update for the nine months ended June 30, 2012 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Concentration of credit risk and sources of supply

As of June 30, 2012, $36.3 million of the Company’s cash and cash equivalents were maintained in two separate money market mutual funds, and approximately $45.4 million of the Company’s cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with financial institutions exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At June 30, 2012, such uninsured deposits totaled approximately $74.7 million of the $84.1 million of total cash and cash equivalents and restricted investments. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Fair value of financial instruments

At June 30, 2012 and September 30, 2011, the Company’s financial instruments include cash and cash equivalents, trade receivables, royalty receivables, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, accrued compensation and payroll taxes, and notes payable. The carrying amount of cash and cash equivalents, trade receivables, royalty receivables, accounts payable, accrued expenses and other liabilities, accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

Debt issuance costs and debt discount

Debt issuance costs are stated at cost, net of accumulated amortization in Other Assets in the accompanying condensed consolidated balance sheets. Debt discount is recorded within Notes Payable in the accompanying condensed consolidated balance sheets. Amortization expense of debt issuance cost and the debt discount is calculated using the interest method over the term of the debt and is recorded in Interest Expense in the accompanying condensed consolidated statements of operations.

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

Product Sales—NUEDEXTA. NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, certain medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date.

The Company’s gross product sales are recorded net of returns. The Company’s net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by the Company to a customer are presumed to be a reduction of the selling prices of the Company’s products or services and, therefore, are characterized as a reduction of revenue when recognized in the Company’s condensed consolidated statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

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

Change in Accounting Estimate

Based on historical data gathered from January 2011 through the end of the second quarter of fiscal 2012, the Company has developed a methodology to reasonably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment. Historically, NUEDEXTA product returns have been immaterial and the Company is not accruing for product returns. The Company analyzed many factors including the sell-down of launch inventory, actual experience of returned NUEDEXTA product, taking into account expiration dating at the time of shipment, levels of inventory in the wholesaler channel in relation to prescription units dispensed, and retail pharmacy reorder activity. Accordingly, beginning in the quarter ended March 31, 2012, the Company began to recognize revenue upon shipment of NUEDEXTA to its wholesalers and other customers to provide a more accurate estimate of product sales activity.

As a result of recognizing revenue upon shipment of NUEDEXTA to its wholesalers and other customers, the Company recognized as a one-time adjustment to net product revenue of approximately $1.9 million in the second quarter of fiscal 2012, which was recorded as deferred revenue at December 31, 2011. This increase in net product revenue resulted in a reduction to net loss for the nine months ended June 30, 2012, of approximately $1.7 million, or a reduction to net loss per share of $0.01.

Product Sales—Active Pharmaceutical Ingredient docosanol (“docosanol”). Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer, provided the criteria for revenue recognition has been met. The Company sells the docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. The Company’s contracts for sales of the docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which required the Company to estimate selling prices during the first nine months of fiscal 2012 or during fiscal 2011.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the nine months ended June 30, 2012 and 2011, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million in each period. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), the Company recognizes revenue when it has determined that the threshold has been exceeded. During the nine months ended June 30, 2012 and 2011, sales in excess of the threshold resulted in recognized royalty revenues from Azur of approximately $492,000 and $527,000, respectively.

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

Total compensation expense related to all of the Company’s share-based awards for the three and nine month periods ended June 30, 2012 and 2011, was comprised of the following:

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Share-based compensation classified as:
Selling, general and administrative expense	$1,009,161	$792,444	$2,897,513	$2,278,077
Research and development expense	209,261	164,191	717,196	463,374

Total	$1,218,422	$956,635	$3,614,709	$2,741,451

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Share-based compensation expense from:
Stock options	$938,550	$697,654	$2,679,515	$1,811,731
Restricted stock units	279,872	258,981	935,194	929,720

Total	$1,218,422	$956,635	$3,614,709	$2,741,451

Since the Company provided a full valuation allowance related to its net deferred tax assets as of June 30, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine month periods ended June 30, 2012 and 2011 that would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities (See Note 11, “Employee Equity Incentive Plans”).

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

At June 30, 2012, the total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance is approximately $3.3 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at June 30, 2012 and September 30, 2011.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1995 and forward for federal purposes and 1989 and forward for California purposes are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in early calendar 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled for the fourth quarter of calendar 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

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

3. FAIR VALUE MEASUREMENTS

The Company measures the fair value of certain of its financial assets on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets and liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2012 and September 30, 2011, the Company’s cash equivalents held in money market mutual funds of approximately $36.3 million and $38.4 million, respectively, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above.

4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES

Restricted investments in marketable securities at June 30, 2012 and September 30, 2011 consist of certificates of deposit, which are classified as held-to-maturity. At June 30, 2012 and September 30, 2011, the fair value of these investments approximated their cost basis.

At June 30, 2012 and September 30, 2011, restricted investments in marketable securities, classified as current assets, of $1.1 million and $618,300, respectively, consist of two certificates of deposit. The certificates of deposit relate to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013. The certificate of deposit related to the Company’s credit card agreement automatically renews every three months and the certificate of deposit related to the office lease renews automatically every 30 days.

At June 30, 2012, restricted investments in marketable securities, classified as non-current assets, consist of two certificates of deposit totaling approximately $1.3 million, and are related to irrevocable standby letters of credit connected to fleet rentals and an office lease with an expiration date in 2016. These certificates of deposit automatically renew annually.

At September 30, 2011, restricted investments in marketable securities, classified as non-current assets, consist of three certificates of deposit totaling approximately $1.6 million, and relate to irrevocable standby letters of credit connected to fleet rentals and two office leases with expiration dates in 2013 and 2016. The certificates of deposit related to fleet rentals and the office lease expiring in 2016 automatically renew annually and the certificate of deposit related to the office lease that expires in 2013 renews automatically every 30 days.

5. INVENTORIES

Inventories are comprised of NUEDEXTA product and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan and quinidine, as well as the active pharmaceutical ingredient docosanol.

The composition of inventories as of June 30, 2012 and September 30, 2011 is as follows:

	June 30, 2012	September 30, 2011
		(audited)
Raw materials	$1,060,280	$834,049
Work in progress	22,295	32,328
Finished goods	226,477	178,800

Total inventory, net	1,309,052	1,045,177
Less: current portion	(371,475)	(252,244)

Non-current portion	$937,577	$792,933

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. As of June 30, 2012 and September 30, 2011, raw materials represent gross raw materials of approximately $1.8 million and $1.5 million, respectively, offset by previously recorded permanent inventory write-downs of approximately $695,000 as of June 30, 2012 and September 30, 2011.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012	September 30, 2011
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$2,108,871	$595,595
Accrued research and development expenses	1,526,793	901,252
Accrued selling, general and administrative expenses	1,799,579	978,605
Other liabilities	1,149,377	195,739
Lease restructuring liability (2)	124,666	334,269

Total accrued expenses and other liabilities	6,709,286	3,005,460
Less: Current portion	(6,634,436)	(2,936,973)

Non-current total accrued expenses and other liabilities	$74,850	$68,487

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenues and will fluctuate over time in relation to the change in product revenue.
(2)	Restructuring expenses included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million.

The following table presents the restructuring activities in fiscal 2012:

	Balance at September 30, 2011	Payments/ Reductions	Balance at June 30, 2012
	(audited)
Accrued Restructuring
Total lease restructuring liability	$334,269	$(209,603)	$124,666
Less current portion	(265,782)		(124,666)

Non-current portion	$68,487		$—

7. NET DEFERRED REVENUES

The following table sets forth as of June 30, 2012 the deferred royalty revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA and NUEDEXTA product shipments:

	NUEDEXTA Product Shipments, Net	Drug Royalty USA Agreement	Total
Net deferred revenues as of October 1, 2011	$1,652,788	$6,138,628	$7,791,416
Changes during the period:
Shipments, net	5,968,371	—	5,968,371
Recognized as revenues during period	(5,766,315)	(1,424,052)	(7,190,367)
Recognized as a result of a change in accounting estimate (1)	(1,854,844)	—	(1,854,844)

Net deferred revenues as of June 30, 2012	$—	$4,714,576	$4,714,576

Classified and reported as:
Current portion of deferred revenues	$—	$2,021,189	$2,021,189
Deferred revenues, net of current portion	—	2,693,387	2,693,387

Total deferred revenues	$—	$4,714,576	$4,714,576

(1)	The amount ultimately recognized as net product sales was approximately $1.7 million due to other discounts and allowances recognized, including, but not limited to, rebates, chargebacks and co-pay assistance totaling approximately $191,000.

NUEDEXTA Product—The amount of deferred revenue from NUEDEXTA product shipments is shown net of estimated prompt-pay discounts and wholesaler fees based on wholesaler purchases. The amount that ultimately will be recognized as net product sales in the Company’s condensed consolidated financial statements may be different due to other discounts and allowances, including, but not limited to, wholesaler fees based on wholesaler shipments, rebates, chargebacks and co-pay assistance. See Note 2, “Description of Business and Summary of Significant Accounting Policies—Revenue recognition—Product Sales—NUEDEXTA” for further discussion.

Drug Royalty Agreement—In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GlaxoSmithKline for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GlaxoSmithKline on sales of Abreva until December 2013. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million.

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

8. NOTES PAYABLE

On May 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. The Company will make monthly payments of interest only until July 1, 2013, or upon meeting certain conditions, until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted to interest expense over the term of the debt using the interest method and the related liability is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The relative fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The relative fair value of the warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the occurrence of certain material adverse changes, and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of June 30, 2012, the Company was in compliance with all the covenants in the Loan Agreement.

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

For the nine month periods ended June 30, 2012 and 2011, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2012	2011
Stock options	8,290,730	7,908,679
Stock warrants	1,201,116	6,155,170
Restricted stock units (1)	2,628,844	1,798,812

(1)	Includes 1,551,814 and 1,367,231 shares of restricted stock at June 30, 2012 and 2011, respectively, awarded to directors that have vested but are still restricted until the directors resign.

10. STOCKHOLDERS’ EQUITY

Common Stock

On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock could be made in such quantities and on such minimum price terms as the Company may set from time to time. During the nine months ended June 30, 2012, the Company issued 3,668,656 shares of common stock under the Sales Agreement raising proceeds of approximately $10.1 million, net of offering costs, including commissions. As of June 30, 2012, a total of 12,355,166 shares of common stock have been issued under the Sales Agreement at an average price of $2.83 per share raising gross proceeds of approximately $35.0 million ($33.8 million, net of offering costs, including commissions).

During the nine months ended June 30, 2012, the Company received proceeds of approximately $7.8 million from the exercise of warrants to purchase 5,445,061 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share.

During the nine months ended June 30, 2012, the Company issued 204,120 shares of common stock in connection with the vesting of restricted stock units and 1,419,710 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $1.1 million. During the nine months ended June 30, 2012, restricted stock unit awards for a total of 138,333 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Warrants

In May 2012, the Company issued warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share in connection with the financing transaction in May 2012. (See Note 8, “Notes Payable”). All of the warrants are outstanding and exercisable at June 30, 2012. The warrants expire on the tenth anniversary of their issuance date.

As of June 30, 2012, warrants to purchase 710,109 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants were issued in connection with the Company’s registered securities offering in April 2008 and expire in April 2013. The warrants outstanding at June 30, 2012, are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.

11. EMPLOYEE EQUITY INCENTIVE PLANS

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

During the nine month periods ended June 30, 2012 and 2011, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions of annual increases of the 2003 Plan and 2005 Plan, the number of authorized shares of common stock for issuance under the 2003 Plan and the 2005 Plan increased by 4,642,723 effective February 16, 2012 and 325,000 effective November 10, 2011, respectively. Under the Plans, as of June 30, 2012, the Company had an aggregate of 21,353,789 shares of its common stock reserved for future issuance. Of those shares, 10,919,574 were related to outstanding options and other awards and 10,434,215 shares were available for future grants of share-based awards. As of June 30, 2012, no equity awards were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2012, there were no equity awards that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of June 30, 2012.

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

Summaries of stock options outstanding and changes during the nine months ended June 30, 2012 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding September 30, 2011	8,083,896	$2.46
Granted	2,154,317	$2.21
Exercised	(1,419,710)	$0.80
Forfeited	(527,773)	$3.43

Outstanding June 30, 2012	8,290,730	$2.61	7.8	$13,102,096

Vested and expected to vest in the future, June 30, 2012	7,964,407	$2.61	7.8	$12,675,019

Exercisable, June 30, 2012	3,226,362	$2.82	6.6	$5,651,010

The weighted average grant-date fair value of options granted during the nine month periods ended June 30, 2012 and 2011 was $1.80 and $3.32 per share, respectively. The total intrinsic value of options exercised during the nine month periods ended June 30, 2012 and 2011 was approximately $3.0 million and $2.2 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2012, the total unrecognized compensation cost related to unvested options was approximately $9.4 million which is expected to be recognized over the weighted-average period of 2.6 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the nine month periods ended June 30, 2012 and 2011.

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

Assumptions used in the Black-Scholes model for options granted during the nine months ended June 30, 2012 were as follows:

Expected volatility	108% - 109%
Weighted-average volatility	108%
Expected term in years	5.8
Expected risk-fee interest rate (zero coupon U.S. Treasury Note)	0.9% - 1.3%
Expected dividend yield	0%

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.47 - $0.79	494,561	6.5	$0.53	293,556	$0.53
$0.88	1,021,423	6.1	$0.88	645,814	$0.88
$1.29 - $1.74	1,451,735	7.2	$1.70	896,514	$1.67
$1.80 - $2.08	1,594,642	9.3	$1.86	59,063	$1.96
$2.41 - $4.18	3,439,932	8.5	$3.48	1,042,978	$3.49
$4.60 - $15.84	288,437	2.9	$10.79	288,437	$10.79

	8,290,730	7.8	$2.61	3,226,362	$2.82

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

The following table summarizes the RSU activities for the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, October 1, 2011	384,663	$3.50
Granted	1,104,725	$2.15
Vested	(342,453)	$3.20
Forfeited	(69,905)	$2.70

Unvested, June 30, 2012	1,077,030	$2.26

The grant-date fair value of RSUs granted during the nine month periods ended June 30, 2012 and 2011 was approximately $2.4 million and $1.5 million, respectively. As of June 30, 2012, the total unrecognized compensation cost related to unvested shares was approximately $2.1 million which is expected to be recognized over a weighted-average period of 3.3 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the nine month periods ended June 30, 2012 and 2011.

At June 30, 2012, there were 1,551,814 shares of restricted stock with a weighted-average grant date fair value of $1.94 per share awarded to directors that have vested but are still restricted until the director resigns.

In fiscal 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vested on October 15, 2011, and were remeasured at each balance sheet date and remeasured on the date vested at $3.22 per share.

Performance RSUs. During the nine months ended June 30, 2012, the Company granted RSUs to purchase 612,042 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2012 revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the date the performance goal is achieved (“Achievement Date”), with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At June 30, 2012, the performance goal had not been met and 579,332 performance RSUs were outstanding.

Additionally, during the nine months ended June 30, 2012, the Company granted RSUs to purchase 30,000 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the Achievement Date, with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At June 30, 2012, the performance goal had not been met and all 30,000 performance RSUs were outstanding.

12. COMMITMENTS AND CONTINGENCIES

Center for Neurologic Study (“CNS”)—The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the nine months ended June 30, 2012, royalties of approximately $1.2 million are recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Concert Pharmaceuticals, Inc.(“Concert”)—The Company holds the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 - 6.0 million, $1.5 - 15.0 million, and $25.0 - 60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1 billion annually.

Legal Contingencies—

NUEDEXTA ABBREVIATED NEW DRUG APPLICATION (“ANDA”) Litigation

In fiscal 2011 and January 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, the Company also filed a protective suit in the U.S District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by the Company in May 2012. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents.

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

NUEDEXTA ANDA NOTICE

In August 2012, the Company received a Paragraph IV certification notice contending that the Company’s patent listed in the Orange Book (U.S. Patent 8,227,484, which expires in 2023) is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against Azur Pharma International III Limited and Azur Pharma Limited (collectively, “Azur”) and Avanir (the “Cutler Action”). The Company purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, the Company agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, the Company sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although the Company could remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges a breach of contract and a breach of implied covenant of good faith and fair dealing. Dr. Cutler alleges that Azur has failed to make certain information reasonably available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. Azur has agreed to indemnify Avanir in full for the claims asserted in the Cutler Action.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2012.

13. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three and nine month periods ended June 30, 2012 and 2011 are attributed to the United States. All long-lived assets at June 30, 2012 and September 30, 2011 are located in the United States.

For the three and nine month periods ended June 30, 2011, the revenues from prior sale of rights to royalties under the GSK license agreement were 22% and 49% of total net revenues, respectively.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than discussed in the accompanying notes.

In August 2012, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25,000,000 worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into with Cowen on August 8, 2012. As of the date of this filing, the Company has not sold any shares pursuant to this facility.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended June 30, 2012 are also referred to as the third quarter of fiscal 2012.

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

The table below shows dispensed prescription data for NUEDEXTA for the past four quarterly periods. In fiscal 2012, quarterly average capsules per prescription ranged between 50 and 51 capsules.

	Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Total dispensed prescriptions	10,210	14,626	19,823	26,428
Percentage growth over previous quarter	99%	43%	36%	33%

We are also studying AVP-923 for use in other potential indications including pain and agitation. We have initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, the Company has filed an IND with the FDA and plans to initiate a Phase II study evaluating AVP-923 for treatment of agitation in patients with Alzheimer’s disease during the fourth quarter of fiscal 2012.

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

AVP-923 for the Potential Treatment of Neuropathic Pain

AVP-923 for the treatment of MS-related pain

Multiple Sclerosis (“MS”) is one of the most frequent chronic neurologic diseases causing significant disability in young adults. Among the many neurological complications of MS, chronic pain has a significant impact on the daily life of patients with this disease.

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

Docosanol 10% Cream—Cold Sore Treatment

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

Revenues

	Three months ended June 30,
	2012	2011	$ Change	% Change
REVENUES
Net product sales	$10,050,573	$1,932,235	$8,118,338	420%
Revenues from royalties	487,423	547,900	(60,477)	-11%

Total net revenues	$10,537,996	$2,480,135	$8,057,861	325%

Total net revenues were approximately $10.5 million for the three months ended June 30, 2012 compared to approximately $2.5 million for the three months ended June 30, 2011. The increase in net revenues of approximately $8.1 million was primarily attributed to the product sales of NUEDEXTA which we began promoting commercially in February 2011.

Potential revenue-generating contracts that remained active as of June 30, 2012 include licensing revenue from our agreement with GSK, potential royalties from our agreement to out-license all of our monoclonal antibodies and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Cost of Product Sales

Cost of product sales was approximately $564,000 for the three months ended June 30, 2012 compared to cost of product sales of approximately $119,000 in the same period of fiscal 2011. The increase in cost of product sales is attributable to the increase in sales of NUEDEXTA which we began promoting commercially in February 2011.

Operating Expenses

	Three months ended
	June 30,
	2012	2011	$ Change	% Change
OPERATING EXPENSES
Research and development	$6,831,206	$3,258,950	$3,572,256	110%
Selling and marketing	12,694,855	10,532,066	2,162,789	21%
General and administrative	5,160,414	4,617,987	542,427	12%

Total operating expenses	$24,686,475	$18,409,003	$6,277,472	34%

Research and Development Expenses

Research and development expenses increased by approximately $3.6 million from approximately $3.3 million in the third quarter of fiscal 2011 to approximately $6.8 million for the third quarter of fiscal 2012. The increase is primarily due to costs of approximately $2.0 million associated with the Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS that began in the third quarter of fiscal 2011 and approximately $644,000 of increased regulatory costs primarily to support pursuing approval for NUEDEXTA in Europe. We expect the quarterly expenditures for research and development expenses over the next three months to increase over the third quarter of fiscal 2012 as we continue to execute on our regulatory filing plan for NUEDEXTA in Europe and continue our Phase II clinical trials of AVP-923 for treatment of central neuropathic pain in patients with MS and for treatment of agitation in patients with Alzheimer’s disease. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $2.2 million from approximately $10.5 million for the third quarter of fiscal 2011 compared to approximately $12.7 million for the third quarter of fiscal 2012. The increase is primarily attributed to costs associated with the commercial launch of NUEDEXTA, including increased personnel costs of approximately $2.3 million resulting from a sales force expansion and other key commercial headcount partially offset by decreased marketing and market research and other costs of approximately $175,000. Selling and marketing expenses are expected to remain at the same level as the third quarter of fiscal 2012 through the end of fiscal 2012.

General and Administrative Expenses

General and administrative expenses increased by approximately $542,000 from approximately $4.6 million for the third quarter of fiscal 2011 compared to approximately $5.2 million for the third quarter of fiscal 2012. The increase is primarily attributed to increased personnel costs of approximately $387,000 resulting from the hiring of key corporate headcount to support the commercialization of NUEDEXTA partially offset by a decrease in other corporate costs of approximately $153,000. General and administrative expenses are expected to increase into fiscal 2013 as we incur legal defense costs attributed to the enforcement of our intellectual property rights related to NUEDEXTA.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended June 30, 2012 and 2011 was approximately $1.2 million and $957,000, respectively. Selling and marketing expense in the three month periods ended June 30, 2012 and 2011 includes share-based compensation expense of approximately $277,000 and $184,000, respectively. General and administrative expense in the three month periods ended June 30, 2012 and 2011 includes share-based compensation expense of approximately $732,000 and $608,000, respectively. Research and development expense in the three month periods ended June 30, 2012 and 2011 includes share-based compensation expense of approximately $209,000 and $164,000, respectively. As of June 30, 2012, approximately $11.5 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.7 years. See Note 11, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Other Income (Expense)

For the three months ended June 30, 2012, other income (expense) was approximately $318,000 expense, compared to approximately $17,000 expense for the same period in the prior year. The increase is primarily due to interest expense related to our notes payable of approximately $326,000 for the three months ended June 30, 2012. There was no such expense in the same period of the prior year.

Net Loss

Net loss was approximately $15.0 million, or $0.11 per share, in the three months ended June 30, 2012 compared to a net loss of approximately $16.1 million, or $0.13 per share, for the three months ended June 30, 2011.

COMPARISON OF NINE MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

Revenues

	Nine months ended June 30,
	2012	2011	$ Change	% Change
REVENUES
Net product sales	$24,681,209	$2,394,249	$22,286,960	931%
Revenue from royalties	3,062,058	3,340,876	(278,818)	-8%

Total revenues	$27,743,267	$5,735,125	$22,008,142	384%

Total net revenues were approximately $27.7 million for the nine months ended June 30, 2012 compared to approximately $5.7 million for the nine months ended June 30, 2011. The increase in net revenues of approximately $22.0 million was primarily attributed to the product sales of NUEDEXTA, which we began promoting commercially in February 2011. Included in net product sales for the nine months ended June 30, 2012 is an approximately $1.7 million one-time adjustment resulting from a change in accounting estimate. The change in accounting estimate was a change from recognizing revenue when the right of return no longer existed to recognizing revenue upon shipment to wholesalers and other customers.

Cost of Product Sales

Cost of product sales was approximately $1.4 million for the nine months ended June 30, 2012 compared to cost of product sales of approximately $234,000 in the same period of fiscal 2011. The increase in cost of product sales is attributable to the sales of NUEDEXTA which we began promoting commercially in February 2011.

Operating Expenses

	Nine months ended June 30,
	2012	2011	$ Change	% Change
OPERATING EXPENSES
Research and development	$16,970,876	$9,622,129	$7,348,747	76%
Selling and marketing	41,291,705	26,142,533	15,149,172	58%
General and administrative	15,799,587	12,379,731	3,419,856	28%

Total operating expenses	$74,062,168	$48,144,393	$25,917,775	54%

Research and Development Expenses

Research and development expenses increased by approximately $7.3 million from approximately $9.6 million in the nine months ended June 30, 2011 to approximately $17.0 million for the nine months ended June 30,

2012. The increase is primarily due to costs of approximately $3.9 million associated with the Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS that began in the third quarter of fiscal 2011, costs of approximately $2.2 million for the d-DM development program which began in the second quarter of fiscal 2012, and approximately $707,000 of increased regulatory costs primarily to support pursuing approval for NUEDEXTA in Europe.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $15.1 million from approximately $26.1 million for the nine months ended June 30, 2011 compared to approximately $41.3 million for the nine months ended June 30, 2012. The increase is primarily attributed to costs associated with the commercial launch of NUEDEXTA, including increased personnel costs of approximately $9.9 million resulting from a sales force expansion and other key commercial headcount; increased marketing and market research costs of approximately $4.6 million; and increased other costs of approximately $643,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.4 million from approximately $12.4 million for the nine months ended June 30, 2011 compared to approximately $15.8 million for the nine months ended June 30, 2012. The increase is primarily attributed to increased personnel costs of approximately $1.4 million resulting from the hiring of key corporate headcount to support the commercialization of NUEDEXTA; increased legal expense of approximately $1.5 million primarily due to the enforcement of our intellectual property rights; and increased other corporate costs of approximately $485,000.

Share-Based Compensation

Total share-based compensation expense in the nine month periods ended June 30, 2012 and 2011 was approximately $3.6 million and $2.7 million, respectively. Selling and marketing expense in the nine month periods ended June 30, 2012 and 2011 includes share-based compensation expense of approximately $642,000 and $402,000, respectively. General and administrative expense in the nine month periods ended June 30, 2012 and 2011 includes share-based compensation expense of approximately $2.3 million and $1.9 million, respectively. Research and development expense in the nine month periods ended June 30, 2012 and 2011 includes share-based compensation expense of approximately $717,000 and $463,000, respectively.

Other Income (Expense)

For the nine months ended June 30, 2012, other income (expense) was approximately $292,000 expense, compared to less than $1,000 expense for the same period in the prior year. The increase is primarily due to interest expense related to our notes payable of approximately $326,000 for the nine months ended June 30, 2012. There was no such expense in the same period of the prior year.

Net Loss

Net loss was approximately $48.0 million, or $0.36 per share, in the nine months ended June 30, 2012 compared to a net loss of approximately $42.6 million, or $0.36 per share, for the nine months ended June 30, 2011.

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

On May 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. The Company will make monthly payments of interest only until July 1, 2013, or upon meeting certain conditions, until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date.

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Nine Months Ended June 30, 2012	Change Between Periods	Nine Months Ended June 30, 2011
Net cash used in operating activities	$(45,558,579)	$(3,085,532)	$(42,473,047)
Net cash used in investing activities	(858,133)	1,642,642	(2,500,775)
Net cash provided by financing activities	48,601,070	(48,898,302)	97,499,372

Net increase in cash and cash equivalents	$2,184,358	$(50,341,192)	$52,525,550

Operating activities. Net cash used in operating activities was approximately $45.6 million for the nine months ended June 30, 2012 compared to approximately $42.5 million for the nine months ended June 30, 2011. The increase is due to increased expenses of $25.9 million primarily due to commercial activities, partially offset by increased product gross margin of approximately $21.1 million and an increase in non-cash charges and changes in operating assets and liabilities of approximately $2.3 million.

Investing activities. Net cash used in investing activities was approximately $858,000 for the nine months ended June 30, 2012, compared to approximately $2.5 million for the nine months ended June 30, 2011. The decrease in cash used in investing activities was primarily related to our investments in restricted securities of approximately $1.7 million in the nine months ended June 30, 2011 that was required to support our commercial activities compared to an additional investment of approximately $104,000 in the nine months ended June 30, 2012.

Financing activities. Net cash provided by financing activities was approximately $48.6 million for the nine months ended June 30, 2012 compared to approximately $97.5 million for the nine months ended June 30, 2011. In the nine months ended June 30, 2012, we received proceeds from debt, net of issuance costs of approximately $29.6 million, we raised approximately $10.1 million from the sale of our common stock under our at-the-market facility, and we received proceeds of approximately $7.8 million from the exercise of warrants and approximately $1.1 million from the exercise of stock options.

In the nine months ended June 30, 2011, we raised approximately $83.0 million in proceeds, net of offering costs, including commissions, from our public offering and approximately $5.3 million in proceeds, net of offering costs, including commissions, from our at-the-market offering facility. Additionally, we received proceeds of approximately $8.7 million from the exercise of warrants.

In April 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of June 30, 2012, 12.4 million shares of common stock had been sold for total gross proceeds of $35.0 million through this facility under our registration statement. As of August 3, 2012, no funds remain available on the April 2009 shelf registration statement.

In September 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwritten offering at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds to us, after deducting underwriting discounts, commissions and estimated offering expenses. As of August 3, 2012, approximately $34.5 million of the September 2009 shelf registration statement remains available. The September 2009 shelf registration statement expires in September 2012.

In September 2010, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. In November 2010, we completed an underwritten public offering of 20,000,000 shares of our common stock offered at a public offering price of $4.40 per share. Gross offering proceeds resulting from the offering were approximately $88.0 million, with net proceeds of approximately $83.0 million, after deducting offering discounts, costs and commissions. No funds remain available on the September 2010 shelf registration statement.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25,000,000 worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into with Cowen on August 8, 2012. As of the date of this filing, we have not sold any shares pursuant to this facility.

As of June 30, 2012 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligation	$38,355,204	$2,662,625	$26,874,063	$8,818,516	$—
Operating lease obligations (1)	4,272,221	1,467,702	1,625,725	1,178,794	—
Purchase obligations (2)	6,393,698	6,393,698	—	—	—

Total	$49,021,123	$10,524,025	$28,499,788	$9,997,310	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.
(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2012 which approximates our contractual commitments for goods and services in the normal course of our business.

NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the nine months ended June 30, 2012, royalties of approximately $1.2 million are recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

d-DM License Milestone Payments—We hold the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

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

Management Outlook

We believe that cash and cash equivalents and restricted investments of approximately $84.1 million at June 30, 2012 will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of June 30, 2012 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of June 30, 2012, approximately $36.3 million of our cash and cash equivalents were maintained in two separate money market mutual funds, and approximately $45.4 million of our cash and cash equivalents were maintained at two major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At June 30, 2012, such uninsured deposits totaled approximately $74.7 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2012. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NUEDEXTA ANDA Litigation

In fiscal 2011 and January 2012, we received Paragraph IV certification notices from five separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc.(collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, we also filed a protective suit in the U.S. District

Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by the Company in May 2012. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents.

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

NUEDEXTA ANDA NOTICE

In August 2012, we received a Paragraph IV certification notice contending that our patent listed in the Orange Book (U.S. Patent 8,227,484, which expires in 2023) is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against Azur Pharma International III Limited and Azur Pharma Limited (collectively, “Azur”) and Avanir (the “Cutler Action”). We purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, we agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, we sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although we may remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges a breach of contract and a breach of implied covenant of good faith and fair dealing. Dr. Cutler alleges that Azur has failed to make certain sales information available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. Azur has now agreed to indemnify Avanir in full for the claims asserted in the Cutler Action.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of June 30, 2012, we had an accumulated deficit of approximately $413.3 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to expand NUEDEXTA sales.

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

We have received notice of five ANDA filings for NUEDEXTA submitted by generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe our FDA Orange Book listed patents and/or those patents are invalid. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

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

In August 2012, we received a Paragraph IV certification notice contending that our patent listed in the Orange Book (U.S. Patent 8,227,484, which expires in 2023) is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these matters.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA. Although we had approximately $84.1 million in cash and cash equivalents and restricted investments in marketable securities as of June 30, 2012, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

In light of our substantial long-term capital needs, we may need to partner our rights to NUEDEXTA (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we are able to generate sufficient revenue from product sales to fund our operations. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels over the next 12 months, which includes the costs associated with the ongoing commercialization of NUEDEXTA for the treatment of PBA. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, we may experience significant delays or cutbacks in the commercialization of NUEDEXTA and may be forced to further curtail our operations.

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

We have entered into an agreement to borrow up to $30 million from Oxford Finance (“Oxford”) and Silicon Valley Bank (“SVB”). The loan agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and stock price.

Our loan agreement with Oxford and SVB (the “Loan Agreement”) requires us to maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. The failure to satisfy both of these tests would result in an event of default, which could accelerate our repayment obligations. Additionally, the Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

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

We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on NUEDEXTA. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for the treatment of PBA and/or AVP-923 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA, if the terms are attractive. Additionally, we may seek to acquire rights to other drugs or technologies. However, all of these transactions involve numerous risks, including:

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

It is unclear whether we would be eligible for patent-term restoration in the U.S. under applicable law and we therefore do not know whether our patent-term can be extended. There is also some uncertainty regarding achieving regulatory data protection in the European Union.

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

Market exclusivity provisions under the FDCA may also delay the submission or the approval of certain applications for competing product candidates. The FDCA provides three years of non-patent marketing exclusivity for an NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving abbreviated NDAs (ANDA) for drugs containing the original active agent.

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

NUEDEXTA should qualify for regulatory data protection in the European Union, which provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the set period of time, third parties are then permitted to rely upon the data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. The European Medicine Agency’s Committee for Medicinal Products for Human Use has recently taken the position that a single active substance may not qualify for regulatory data protection if it was one component of a previously approved multi-component product. Accordingly, some products have been denied data protection where there is a single previously-approved active pharmaceutical ingredient in such products. Although NUEDEXTA is a dual-component product comprised of two previously-approved active pharmaceutical ingredient components, as opposed to a product that contains a single previously-approved active pharmaceutical ingredient, we cannot assure you that NUEDEXTA will qualify for regulatory data protection in the European Union. If we cannot defend NUEDEXTA against generic competition, our long-term revenues from NUEDEXTA sales may be significantly less than expected.

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

We have filed with the European Medicines Agency (the “EMA”) for marketing authorization to sell NUEDEXTA in the EU. Although NUEDEXTA has been approved for commercialization in the United States, there can be no assurance that the EMA will approve NUEDEXTA for marketing in the EU. Additionally, even if the EMA does approve NUEDEXTA, it is possible that the approved product label could be limited to a smaller patient population as compared to the approved label in the United States. More specifically, it is possible that the EMA could limit the product label to the patient populations studied in our pivotal trials, consisting of patients who exhibited PBA secondary to amyotrophic lateral sclerosis (“ALS”) and MS. If our approved product label in the EU is limited to ALS and MS patient populations, the commercial potential for NUEDEXTA in Europe will be significantly limited, and we may elect to delay approval and/or undertake additional clinical studies in an effort to broaden the product’s label. Any of these outcomes would be expected to adversely affect our potential future revenues and/or expense levels associated with the marketing of NUEDEXTA in the EU.

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

The Company has taken numerous steps to ensure compliance is a high priority throughout the organization and we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements. The FDA or another regulatory authority may disagree, however, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. Our distribution and contracting partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of products we have licensed to them, or for which they provide vendor support services, which may have an adverse impact on sales of such licensed products, or indemnification obligations. which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Companies may not promote drugs for “off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications by pharmaceutical companies and their sales representatives regarding dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of product for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted product for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products.

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

We have licensed from Concert exclusive, worldwide rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. The goal of the d-DM program is to provide therapeutically effective levels of dextromethorphan, similar to those observed with AVP-923, without the need for an enzyme inhibitor such as quinidine. Although we believe that a d-DM formulation with lower levels of quinidine has the potential of having a similar pharmacokinetic and pharmocodynamic (“PK/PD”) profile to AVP-923, it is possible that we will not be able to significantly reduce the levels of quinidine in a d-DM formulation in order to maintain the necessary therapeutic effect of DM.

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

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. In addition, under the terms of our Loan Agreement, we are precluded from paying cash dividends without the prior written consent of the lenders. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

4.1	Form of Warrant to Purchase Stock, dated May 7, 2012.

10.1	Loan and Security Agreement, dated as of May 7, 2012, among the Registrant, Oxford Finance LLC, Silicon Valley Bank, Avanir Acquisition Corp., Avanir Holding Company and Xenerex Biosciences.†

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document††

101.CAL	XBRL Taxonomy Calculation Linkbase Document††

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document††

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and submitted separately to the Securities and Exchange Commission.
††	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	August 9, 2012
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	August 9, 2012