Form 10-K
period 2012-09-30
AVANIR PHARMACEUTICALS, INC.
filed 2012-12-13
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2012 was approximately $464.0 million, based upon the closing price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 5, 2012, the registrant had 136,830,063 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be held on February 14, 2013 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business

Except for the historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including statements regarding the Company’s plans, potential opportunities, financial or other expectations, projections, goals objectives, milestones, strategies, market growth, timelines, legal matters, product pipeline, clinical studies, product development and the potential benefits of its commercialized products and products under development are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the anticipated or estimated future results, including the risks and uncertainties associated with Avanir’s future operating performance and financial position, developments in Avanir’s ongoing NUEDEXTA patent litigation, the market demand for and acceptance of Avanir’s products domestically and internationally, research, development and commercialization of new products domestically and internationally, obtaining and maintaining regulatory approvals domestically and internationally, including, but not limited to potential regulatory delays or rejections in the filing or acceptance of the Marketing Authorization Application, uncertainty regarding use of the data package which served as the basis for the U.S. FDA approval, risks associated with meeting the objectives of clinical studies, including, but not limited to, delays or failures in enrollment, and the occurrence of adverse safety events, and other risks set forth below under Item 1A, “Risk Factors” and other documents subsequently filed with or furnished to the Securities and Exchange Commission. These forward-looking statements are based on current information that may change and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any forward-looking statement to reflect events or circumstances after the date hereof.

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

We are also studying AVP-923 for use in other potential indications including pain, agitation and dyskinesia. We have initiated a Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, we have initiated a Phase II study during the fourth quarter of fiscal 2012 evaluating AVP-923 for the treatment of agitation in patients with Alzheimer’s disease.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain with positive results. Additional Phase III trials using either AVP-923 of AVP-786 (formally known as d-DM) would need to be completed for approval of this indication.

In February 2012, we entered into a license agreement with Concert Pharmaceuticals, Inc. (“Concert”) pursuant to which we licensed from Concert exclusive, worldwide rights to develop and commercialize Concert’s deuterium-modified dextromethorphan (“d-DM”) for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. We believe that d-DM compounds may provide therapeutically effective levels of DM, potentially with the reduced need or elimination of an enzyme inhibitor such as quinidine. We intend to explore the utility of d-DM in neurological and psychiatric disorders where dual N-Methyl-D-aspartic acid (“NMDA”) antagonists and sigma-1 agonists may be beneficial.

In August 2012, we enrolled the first patient in study AVR-131, a Phase II clinical trial investigating the use of AVP-923 for the treatment of agitation in patients with Alzheimer’s disease.

In October 2012, we were awarded a grant from the Michael J. Fox Foundation to evaluate the safety and efficacy of AVP-923 for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease.

In November 2012, we initiated the first-in-human Phase I clinical trial of AVP-786. The trial is designed to assess the single and multiple dose pharmacokinetics, safety and tolerability of AVP-786 administered to healthy subjects.

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

MARKETED PRODUCTS AND DRUG CANDIDATES

The following chart illustrates the status of research and development activities for our products and product candidates that are commercialized or under development.

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

Studies to support the effectiveness of NUEDEXTA were performed in patients with PBA and underlying amyotrophic lateral sclerosis (“ALS”) and multiple sclerosis (“MS”). The primary outcome measure, the number of laughing and crying episodes, was significantly lower in the NUEDEXTA cohort compared with placebo. The secondary outcome measure, the Center for Neurologic Studies Lability Scale (CNS-LS), demonstrated a significantly greater mean decrease in CNS-LS score from baseline for the NUEDEXTA cohort compared with placebo. NUEDEXTA has not been shown to be safe and effective in other types of emotional lability that can commonly occur, for example, in Alzheimer’s disease and other dementias.

NUEDEXTA safety information

For a description of the NUEDEXTA safety information, a copy has been filed as Exhibit 99.1 on this Annual Report on Form 10-K for the period ended September 30, 2012.

PBA indication and market

PBA is a distinct neurologic syndrome that is characterized by a loss of control of emotional expression, typically involving episodes of involuntary crying or laughing that are contrary or exaggerated relative to the patient’s inner feelings.

There are an estimated 18 to 20 million people in the United States who suffer from the underlying neurologic conditions that can give rise to PBA. These underlying neurologic conditions include but are not limited to ALS, MS, Alzheimer’s disease, Parkinson’s disease, stroke and traumatic brain injury. Based on the epidemiologic medical literature, physician estimates, market research, an Avanir-sponsored patient survey of 2,464 neurologic patients and their caregivers, and the PRISM PBA registry which enrolled 5,290 neurologic patients across 173 investigator sites in the U.S., we estimate that approximately 10% of people in the United States who suffer from neurological disease or injury also suffer from moderate to severe PBA symptoms, with many more suffering from mild PBA symptoms.

Other than NUEDEXTA, there are no FDA-approved therapies indicated to treat PBA. Some physicians treat PBA using a range of drugs off-label, including: selective serotonin reuptake inhibitors/serotonin-norepinephrine reuptake inhibitors (SSRIs/SNRIs), antidepressants and atypical antipsychotics. According to our market research, physicians are generally only moderately satisfied with these off-label therapies as a treatment for PBA. We conducted this market research through an Internet-based survey of 240 physicians, consisting of Neurologists, Internal Medicine/Geriatrics, Psychiatrists and long-term care affiliated physicians.

We believe that NUEDEXTA represents a more attractive treatment option for patients suffering from PBA. In our Phase III STAR trial that was completed in 2009, patients treated with NUEDEXTA reported an average 82% reduction in PBA episodes at the end of the 12-week study compared to baseline, with an average 44% reduction in episodes after the first week of treatment. Over the course of the 12-week study, patients receiving NUEDEXTA experienced significantly lower PBA episode rates versus placebo (P<0.0001). Over the final two weeks of the STAR trial, 51% of patients treated with NUEDEXTA achieved episode-free remission.

NUEDEXTA Commercial Strategy

We currently market NUEDEXTA to approximately 10,000 physicians and other healthcare providers who specialize in psychiatry, neurology, internal medicine or geriatric medicine and practice in outpatient or long-term care settings. Our commercial strategy for NUEDEXTA includes the following key objectives:

•

Increase awareness and diagnosis of PBA — Since PBA is under-diagnosed and often not treated, we use a range of tools to educate physicians and nurses about the prevalence of PBA, the burden of the disease and encourage the utilization of screening tools to diagnose PBA in patients with underlying neurological disorders.

•

Expand adoption of NUEDEXTA — We are focused on driving awareness of NUEDEXTA and educating health care providers on the clinical profile of the drug. These interactions take place in a wide range of forums including physician offices, long term care facilities, speaker programs and medical meetings and conferences. Our medical affairs team is active in publishing results from NUEDEXTA studies that are disseminated through appropriate scientific channels.

•

Minimize barriers to patient access — We work actively with major insurance plans and pharmacy benefit managers to ensure that NUEDEXTA receives the appropriate coverage and patients with PBA have access to the drug. Additionally, we have a range of patient programs to help defray some of the costs of the medication including co-pay cards, out-of-pocket patient assistance program for Part D patients and patient assistance programs for patients lacking insurance.

•

Motivate patients and caregivers to request and adhere to NUEDEXTA therapy — Our market research has shown that many patients are not aware that PBA is a distinct medical condition and do not discuss symptoms with their physicians. Research also shows that when they engage with a physician, they are likely to receive a medication like NUEDEXTA. Based on this data, we are embarking on a series of programs directly communicating with patients and their caregivers to provide educational material on PBA and NUEDEXTA where appropriate. These programs include direct database marketing, targeted print advertising and direct response television.

AVP-923 for the Potential Treatment of Neuropathic Pain

AVP-923 for the Treatment of MS Pain

Multiple Sclerosis is one of the most frequent chronic neurologic diseases causing significant disability in young adults. Among the many neurological complications of MS, chronic pain has a significant impact on the daily life of patients with this disease.

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

Avanir has completed a Phase III clinical trial for AVP-923 in the treatment of patients with DPN pain. In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for the treatment of patients with DPN pain. The most commonly reported adverse events from this Phase III study were dizziness, nausea, diarrhea, fatigue and somnolence, which were mild to moderate in nature. We are continuing to evaluate our options for this program, including the use of AVP-786 in the advancement of this program.

Other Programs

AVP-923 for the treatment of agitation in patients with Alzheimer’s disease

Alzheimer’s disease is generally characterized by cognitive decline, impaired performance of daily activities, and behavioral disturbances. Behavioral and psychiatric symptoms develop in as many as 60% of community-dwelling dementia patients and in more than 80% of patients with dementia living in nursing homes; as the disease progresses the risk of such complications approaches 100%. Dementia-related behavioral symptoms, including agitation, can be extremely distressing to the individual, the family, and caregivers. These behavioral disturbances have been associated with more rapid cognitive decline, institutionalization, and increased caregiver burden.

The objectives of this proof-of-concept study are to evaluate the safety, tolerability, and efficacy of AVP-923 for the treatment of agitation in Alzheimer’s patients. The trial is a multicenter, randomized, double-blind, placebo-controlled study that is expected to enroll up to 200 Alzheimer’s patients in the United States. Eligible patients will be randomized to receive either AVP-923 or placebo for 10 weeks. The main efficacy measure is the Neuropsychiatric Inventory or NPI. Secondary outcome measures include assessments of disease severity, behavioral abnormalities, cognition, activities of daily living, quality of life and caregiver strain. Standard safety assessments will also be conducted.

AVP-923 for the treatment of levodopa-induced-dyskinesia

Levodopa-induced-dyskinesia (“LID”) occurs in most patients with Parkinson’s disease (“PD”) after several years of treatment, generally in association with other motor response complications, such as wearing-off or “on-off” fluctuations. Dyskinesia may be as disabling as the parkinsonism itself, and current treatment options are limited and are not always effective.

This proof-of-concept, double blind, randomized, crossover study will compare AVP-923 (45mg DM/10mg Q) with placebo for treatment of LID. The study will enroll PD patients across three study centers in the US and Canada. Study participants will receive, in a random order, a 2-week treatment with AVP-923 and a 2-week placebo treatment, separated by a 2-week break. At the end of each 2-week treatment period, patients will receive a 2-hour levodopa infusion to test the drug effect on dyskinesia. Patients will be carefully monitored throughout the 6-week study for side effects, Parkinson’s symptoms and general health status. The results of this study will help inform future development of AVP-923 for LID.

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

In November 2002, we sold to Drug Royalty USA an undivided interest in our right to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until the later of December 13, 2013 or until the expiration of the patent for Abreva on April 30, 2014. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the

U.S. and Canada in excess of $62 million. From the effective date of the GSK License Agreement up to the 2002 sale of our royalty rights to Drug Royalty USA, Inc., we received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.

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

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. A large number of companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to our activities. Many of our competitors have substantially greater financial and other resources available to them. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed. Some of our competitors’ current or future products and technologies may be in direct competition with ours. We also must compete with these institutions in recruiting highly qualified personnel.

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

Trademarks and Other Intellectual Property Rights

We have made a practice of selling our products under trademarks and of obtaining protection for these trademarks by all available means. These trademarks are protected by registration in the United States and other countries. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

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

Employees

As of December 1, 2012, we employed 225 persons, including 31 engaged in research, development, regulatory and medical affairs activities, 169 in selling and marketing, and 25 in general and administrative functions.

Financial Information about Segments

We operate in a single accounting segment — the development and commercialization of novel treatments that target the central nervous system. Refer to Note 15, “Segment Information” in the Notes to Consolidated Financial Statements.

General Information

Our principal executive offices are located at 20 Enterprise, Suite 200, Aliso Viejo, California 92656. Our telephone number is (949) 389-6700 and our e-mail address is info@avanir.com. Our Internet website address is www.avanir.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Avanir) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of September 30, 2012, we had an accumulated deficit of approximately $425.1 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to grow NUEDEXTA sales and invest in the development of AVP-923 and AVP-786.

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

We have received notices of ANDA filings for NUEDEXTA submitted by five generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe our FDA Orange Book listed patents and/or those patents are invalid. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

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

We have received Paragraph IV certification notices from five separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282, 8,227,484 and RE 38,115, which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. In response to these notices, we have filed suit against all of the generic drug companies to defend our patent rights.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ‘282, ‘484 and ‘115 patents are not infringed and/or are invalid.

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

NUEDEXTA is being made available to patients to treat PBA, an indication for which there was no previously established pharmaceutical market. Industry sources and equity research analysts have a wide divergence of estimates for the near- and long-term market potential of our product. A variety of assumptions directly impact the estimates for our drug’s market potential, including estimates of underlying neurologic condition prevalence, severity of PBA prevalence among these conditions, rates of physician adoption of our drug for treatment of PBA among these populations, health plan reimbursement rates, and patient adherence and compliance rates within each underlying neurological condition. Small differences in these assumptions can lead to widely divergent estimates of the market potential of our product. Additionally, although our approved product label is indicated to treat PBA, without regard to the underlying neurological condition, it is possible that physicians, the FDA’s Office of Prescription Drug Promotion (“OPDP”), payers or others may interpret the label more narrowly than the FDA’s Division of Neurology Products approval for a broad PBA label and believe that PBA secondary to certain conditions, such as Alzheimer’s disease, is not an indicated use. If such misinterpretations are widespread, the actual market size may be smaller than we have estimated. Accordingly, investors are cautioned not to place undue reliance on any particular estimates of equity research analysts or industry sources.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA. Although we had approximately $72.1 million in cash and cash equivalents and restricted investments in marketable securities as of September 30, 2012, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

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

If we raise additional capital, we may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt securities. We currently have a Sales Agreement in place with Cowen and Company, LLC, pursuant to which we have the right to sell up to $25.0 million of our common stock in an “at-the-market” offering with Cowen acting as placement agent. Each of these financing alternatives carries certain risks.

Raising capital through the issuance of common stock may depress the market price of our stock. Any such financing will dilute our existing stockholders and, if our stock price is relatively depressed at the time of any such offering, the levels of dilution would be greater.

In addition, debt financing, such as the $30 million debt facility that we entered into with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) in May 2012 (“the Loan Agreement”), may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as encumbering our assets, making capital expenditures or entering into certain licensing transactions. In the case of our loans with Oxford and SVB, we have pledged all of our assets, other than our patents and other intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Oxford and SVB. Additionally, we are required under the Loan Agreement to maintain certain levels of liquidity and the introduction of a commercially available generic form of NUEDEXTA may accelerate our repayment obligations. The violation of any of these covenants may give rise to an event of default, which could accelerate our repayment obligations and provide the creditors with certain rights, including the rights to foreclose on any assets that may secure the underlying debt.

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

Our Loan Agreement with Oxford and SVB contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and stock price.

Our Loan Agreement with Oxford and SVB requires us to maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. The failure to satisfy both of these tests would result in an event of default, which could accelerate our repayment obligations. Additionally, the Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

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

If we fail to obtain regulatory approval in foreign jurisdictions, we would not be able to market our products abroad and our revenue prospects would be limited. In addition, our application for European approval of NUEDEXTA may not be approved or, even if approved, the scope of the approved product label may be narrower than in the United States.

We are seeking to have our products or product candidates, including NUEDEXTA, marketed outside the United States. In order to market our products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all, and may not qualify or be accepted for accelerated review in foreign countries. For example, our development partner in Japan encountered significant difficulty in seeking approval of docosanol in that country and was forced to abandon efforts to seek approval in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

We have filed with the European Medicines Agency (the “EMA”) for marketing authorization to sell NUEDEXTA in the EU. Although NUEDEXTA has been approved for commercialization in the United States, there can be no assurance that the EMA will approve NUEDEXTA for marketing in the EU. Additionally, even if the EMA does approve NUEDEXTA, it is possible that the approved product label could be limited to a smaller patient population as compared to the approved label in the United States. More specifically, it is possible that the EMA could limit the product label to the patient populations studied in our pivotal trials, consisting of patients who exhibited PBA secondary to ALS and MS. If our approved product label in the EU is limited to ALS and MS patient populations, the commercial potential for NUEDEXTA in Europe will be significantly limited, and we may elect to delay approval, undertake additional clinical studies in an effort to broaden the product’s label, withdraw our application or request the EMA to vote on a broad label which could result in rejection of our application. In addition, even if we are successful in obtaining approval of NUEDEXTA in the EU, individual countries may not provide adequate reimbursement. Any of these outcomes would be expected to adversely affect our potential future revenues and/or expense levels associated with the marketing of NUEDEXTA in the EU.

We have licensed or sold most of our non-core drug development programs and related assets and these and other possible future dispositions carry certain risks.

We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on NUEDEXTA. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for the treatment of PBA and/or AVP-923/AVP-786 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA, if the terms are attractive. Additionally, we may seek to acquire rights to other drugs or technologies. However, all of these transactions involve numerous risks, including:

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

Disputes relating to these transactions can lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses. See Item 3. “Legal Proceedings” for further discussion relating to a lawsuit filed by Neal R. Cutler, M.D., founder of Alamo Pharmaceuticals, LLC.

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

Based on the results of our market research, we believe that physicians are likely to continue to support the use and adoption of NUEDEXTA for the treatment of PBA. We conduct market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product or their actual experience from having prescribed the product, which could result in different impressions or intended behaviors compared to other physicians in our target audience. If the actual use and adoption rates of NUEDEXTA are significantly lower than market research or other data suggest, our financial condition and results of operations could be adversely affected.

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

Further, it is unclear whether NUEDEXTA will qualify for regulatory data protection in the European Union (the “EU”), which provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the set period of time, third parties are then permitted to rely upon the data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. The European Medicine Agency’s Committee for Medicinal Products for Human Use has recently taken the position that a single active substance may not qualify for regulatory data protection if it was one component of a previously approved multi-component product. Accordingly, some products have been denied data protection where there is a single previously-approved active pharmaceutical ingredient in such products. Although NUEDEXTA is a dual-component product comprised of two previously-approved active pharmaceutical ingredient components, as opposed to a product that contains a single previously-approved active pharmaceutical ingredient, we cannot assure you that NUEDEXTA will qualify for regulatory data protection in the EU. If we do not qualify for regulatory data protection in the EU or third parties are permitted to use our data to obtain approval of their abbreviated applications, revenues from NUEDEXTA sales may be significantly less than expected.

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

Our principal operations are located in Aliso Viejo, California. We depend on our facilities and on our partners, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our partners, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. However, we have a disaster recovery plan in place for our information technology infrastructure that generally allows us to have our critical systems operational in as little as four hours of triggering the disaster recovery plan, depending on the severity of the disaster. Moreover, any such event could adversely impact the commercialization of NUEDEXTA and our research and development programs.

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

In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payers. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes, as well as other changes that may be made as part of deficit and debt reduction efforts in Congress, could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. While the constitutionality of key provisions of the Healthcare Reform Act were recently upheld by the Supreme Court, legislative changes to it remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry in general and on our ability to maintain or increase our product sales, successfully commercialize our product candidates or could limit or eliminate our future spending on development projects. Some of the specific PPACA provisions, among other things:

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

A majority of sales of NUEDEXTA come from institutional settings. Any adverse change in reimbursement policy affecting patients, providers and payers in institutional settings, could have a material and adverse impact on our business.

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

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers and such information will be made publicly available in a searchable format. The final rule to implement the new reporting and disclosure requirements, including the effective date of the final rule, is currently under review in the Office of Management and Budget. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under PPACA, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians.

We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs.

We have taken numerous steps to ensure compliance is a high priority throughout the organization and we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements. The FDA or another regulatory authority may disagree, however, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. Our distribution and contracting partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of products we have licensed to them, or for which they provide vendor support services, which may have an adverse impact on sales of such licensed products, or indemnification obligations, which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments for a given medical condition, the FDA and other regulatory agencies do restrict communications by pharmaceutical companies and their sales representatives regarding dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of product for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted product for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange with health care professionals concerning their products.

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

•

trial results derived from top-line data, which is based on a preliminary analysis of efficacy and safety data related to primary and secondary endpoints, may change following a more comprehensive review of the complete data set derived from a particular clinical trial or may change due to FDA requests to analyze the data differently; and

•

the cost of our clinical trials may be greater than we currently anticipate and clinical trials may take longer than expected to enroll patients and complete, particularly for progressive diseases such as MS where our drug candidates are primarily aimed at treating associated symptoms and not the underlying disease itself.

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

Although we would work to be able to fully address any such FDA concerns, we may not be able to resolve all such matters favorably, if at all. Disputes that are not resolved favorably could result in one or more of the following:

•	delays in our ability to submit an NDA;

•	the refusal by the FDA to accept for filing any NDA we may submit;

•	requests for additional studies or data;

•	delays in obtaining an approval;

•	the rejection of an application; or

•	the approval of the drug, but with restrictive labeling that could adversely affect the commercial market.

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

We have licensed from Concert exclusive, worldwide rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. The goal of the d-DM program is to deliver therapeutically effective levels of dextromethorphan, similar to those observed with AVP-923, without the need for an enzyme inhibitor such as quinidine. Although we believe that a d-DM formulation with lower levels of quinidine, or no quinidine, has the potential of having a similar pharmacokinetic and pharmocodynamic (“PK/PD”) profile to AVP-923, it is possible that we will not be able to significantly reduce the levels of quinidine in a d-DM formulation in order to maintain the necessary therapeutic effect of DM.

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

Additionally, we established a joint steering committee and a joint patent committee which will give Concert input on development and patent prosecution for a period of time. As a result, our success depends partially on the success of Concert in performing its responsibilities.

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

As a result of these factors, we expect that our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price could give rise to stockholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor. We have, from time to time, been a party to such suits and although none have been material to date, there can be no assurance that any such suit will not have an adverse effect on us.

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

We lease approximately 30,370 square feet in two buildings in San Diego. The terms of the leases for the San Diego facilities end in January 2013 and we do not intend to renew the leases. The San Diego buildings are sublet through January 2013.

Item 3.	Legal Proceedings

NUEDEXTA ANDA Litigation

In fiscal 2011 and January 2012, we received Paragraph IV certification notices from five separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“‘282 Patent”) and RE 38,115 (“‘115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, we also filed a protective suit in the U.S. District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by us in May 2012. In August and September 2012, we received Paragraph IV certification notices from the Defendants contending that our newly issued patent (U.S. Patent 8,227,484 (“‘484 Patent”), issued July 24, 2012, which expires July 17, 2023) recently listed in the FDA Orange Book is invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. In September and October 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, the ‘484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced that it completed the acquisition of Actavis. As of the date of this filing, we have not been notified of any change to the ANDA Actions as a result of this acquisition.

On December 3, 2012, we received a Memorandum Opinion and Order (the “Order”) issued by Judge Leonard P. Stark of the United States District Court for the District of Delaware (the “Court”) related to the Markman hearing held October 5, 2012 in our ongoing patent infringement case against the Defendants. The Order establishes the meaning of the five patent claim terms in dispute between the parties. After comprehensive briefing and oral argument, Judge Stark’s Order adopted our proposed or stipulated patent term constructions.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ‘282, ‘484 and ‘115 patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against Azur Pharma International III Limited and Azur Pharma Limited (“Azur Ltd.”) (collectively, “Azur”) and Avanir (the “Cutler Action”). We purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, we agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, we sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although we may remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges a breach of contract and a breach of implied covenant of good faith and fair dealing. Dr. Cutler alleges that Azur has failed to make certain sales information available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. Azur Ltd. and Jazz Pharmaceuticals, Inc. entered into a business combination creating Jazz Pharmaceuticals, plc (“Jazz”). As successor in interest to Azur Ltd., Jazz agreed to indemnify Avanir in full for the claims asserted in the Cutler Action.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low prices for our common stock in each of the quarters over the past two fiscal years, as quoted on the NASDAQ Global Market.

	Common Stock Price
	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$3.25	$1.77	$5.80	$1.31
Second Quarter	$3.56	$2.00	$4.53	$3.35
Third Quarter	$4.05	$2.65	$4.80	$3.00
Fourth Quarter	$4.05	$2.76	$4.18	$2.46

On December 5, 2012, the closing sales price of our common stock was $2.56 per share.

As of December 5, 2012, we had approximately 24,271 stockholders, including 379 holders of record and an estimated 23,892 beneficial owners. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following graph compares the cumulative 5-year return provided stockholders on Avanir Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on October 1, 2007 and its relative performance is tracked through September 30, 2012.

Information About Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below at September 30, 2012 and 2011, and for the fiscal years ended September 30, 2012, 2011, and 2010, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 2010, 2009 and 2008, and for the years ended September 30, 2009 and 2008, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein. The quarterly consolidated financial data are derived from unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The following tables include selected consolidated financial data for each of our last five fiscal years and quarterly data for the last two fiscal years. Operating expense includes cost of product sales, cost of research and development services, and cost of government research grant services for all periods presented.

Summary Financial Information

	Fiscal Years Ended September 30,
Statement of operations data:	2012	2011	2010	2009	2008
Total revenues	$41,275,073	$10,495,895	$2,895,474	$4,176,509	$6,958,568
Operating expenses	$99,677,254	$71,125,310	$29,992,198	$26,101,174	$25,921,026
Loss from operations	$(58,402,181)	$(60,629,415)	$(27,096,724)	$(21,924,665)	$(18,962,458)
Loss before discontinued operations	$(59,743,827)	$(60,631,563)	$(26,694,148)	$(21,996,016)	$(15,912,672)
Loss from discontinued operations	$—	$—	$—	$—	$(1,583,067)
Net loss	$(59,743,827)	$(60,631,563)	$(26,694,148)	$(21,996,016)	$(17,495,739)
Basic and diluted loss per share:
Loss before discontinued operations	$(0.45)	$(0.51)	$(0.30)	$(0.28)	$(0.27)
Loss from discontinued operations	$—	$—	$—	$—	$(0.03)
Net loss	$(0.45)	$(0.51)	$(0.30)	$(0.28)	$(0.30)
Basic and diluted weighted average number of shares of common stock outstanding	133,358,571	119,405,230	87,614,420	78,844,251	58,901,030

	Fiscal Years Ended September 30,
Balance sheet data:	2012	2011	2010	2009	2008
Cash and cash equivalents	$69,778,406	$79,542,564	$38,771,469	$31,486,012	$41,383,930
Restricted investments in marketable securities	$2,356,599	$2,252,939	$601,550	$468,475	$856,597
Total cash, cash equivalents and restricted investments in marketable securities	$72,135,005	$81,795,503	$39,373,019	$31,954,487	$42,240,527
Working capital	$60,596,300	$70,200,594	$32,967,188	$26,685,567	$37,171,636
Total assets	$86,011,796	$89,648,994	$42,141,198	$34,068,072	$45,906,161
Deferred revenues	$4,049,318	$7,791,416	$8,476,831	$9,912,367	$12,486,032
Notes payable, net of current portion and capital lease obligations	$26,698,263	$—	$—	$—	$25,744
Total liabilities	$49,174,689	$18,309,330	$14,134,642	$14,126,337	$16,905,997
Stockholders’ equity	$36,837,107	$71,339,664	$28,006,556	$19,941,735	$29,000,164

Quarterly statement of operations data for fiscal 2012 (Unaudited):	Fiscal Quarters Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Total revenues	$7,164,883	$10,040,388	$10,537,996	$13,531,806
Operating expenses	$23,129,337	$27,090,504	$25,250,002	$24,207,411
Loss from operations	$(15,964,454)	$(17,050,116)	$(14,712,006)	$(10,675,605)
Net loss	$(15,946,157)	$(17,042,159)	$(15,030,214)	$(11,725,297)
Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.11)	$(0.09)
Basic and diluted weighted average number of common shares outstanding	127,934,257	133,463,300	135,825,005	136,239,668

Quarterly statement of operations data for fiscal 2011 (Unaudited):	Fiscal Quarters Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Total revenues	$1,818,487	$1,436,503	$2,480,135	$4,760,770
Operating expenses	$13,937,227	$15,912,490	$18,528,211	$22,747,382
Loss from operations	$(12,118,740)	$(14,475,987)	$(16,048,076)	$(17,986,612)
Net loss	$(12,111,919)	$(14,465,588)	$(16,065,560)	$(17,988,496)
Basic and diluted net loss per share	$(0.11)	$(0.12)	$(0.13)	$(0.14)
Basic and diluted weighted average number of common shares outstanding	108,396,709	121,635,339	123,354,986	124,325,299

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including statements regarding the Company’s plans, potential opportunities, financial or other expectations, projections, goals objectives, milestones, strategies, market growth, timelines, legal matters, product pipeline, clinical studies, product development and the potential benefits of its commercialized products and products under development are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the anticipated or estimated future results, including the risks and uncertainties associated with Avanir’s future operating performance and financial position, developments in Avanir’s ongoing NUEDEXTA patent litigation, the market demand for and acceptance of Avanir’s products domestically and internationally, research, development and commercialization of new products domestically and internationally, obtaining and maintaining regulatory approvals domestically and internationally, including, but not limited to potential regulatory delays or rejections in the filing or acceptance of the Marketing Authorization Application, uncertainty regarding use of the data package which served as the basis for the U.S. FDA approval, risks associated with meeting the objectives of clinical studies, including, but not limited to, delays or failures in enrollment, and the occurrence of adverse safety events, and other risks set forth below under Item 1A, “Risk Factors” and other documents subsequently filed with or furnished to the Securities and Exchange Commission. These forward-looking statements are based on current information that may change and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any forward-looking statement to reflect events or circumstances after the date hereof. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30.

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

The table below shows gross product sales and dispensed prescription data for NUEDEXTA since we began promotion in February 2011. Quarterly average capsules per prescription has ranged between 49 and 52 capsules.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012(1)	June 30, 2012	September 30, 2012
Gross product sales	$504,966	$2,187,124	$4,322,688	$6,285,631	$11,185,298	$12,205,811	$15,431,249
Total dispensed prescriptions	1,219	5,136	10,210	14,626	19,823	26,428	31,018
Percentage growth over previous quarter	N/A	321%	99%	43%	36%	33%	17%

(1)	Includes a one-time adjustment to gross product sales of approximately $1.9 million as a result of a change in accounting estimate.

We are also studying AVP-923 for use in other potential indications including pain and agitation. We have initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, we have initiated a Phase II study evaluating AVP-923 for treatment of agitation in patients with Alzheimer’s disease during the fourth quarter of fiscal 2012.

AVP-923 has also completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”) with positive results. Additional Phase III trials would need to be completed for approval of this indication.

In February 2012, we entered into a license agreement with Concert pursuant to which we licensed from Concert exclusive, worldwide rights to develop and commercialize Concert’s for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. We believe that d-DM compounds may provide therapeutically effective levels of DM, potentially with the reduced need or elimination of an enzyme inhibitor such as quinidine. We intend to explore the utility of d-DM in neurological and psychiatric disorders where dual N-Methyl-D-aspartic acid antagonists and sigma-1 agonists may be beneficial.

In August 2012, we enrolled the first patient in study AVR-131, a Phase II clinical trial investigating the use of AVP-923 for the treatment of agitation in patients with Alzheimer’s disease.

In October 2012, we were awarded a grant from the Michael J. Fox Foundation to evaluate the safety and efficacy of AVP-923 for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease.

In November 2012, we initiated the first-in-human Phase I clinical trial of AVP-786 (formally known as d-DM). The trial is designed to access the single and multiple dose pharmacokinetics, safety and tolerability of AVP-786 administered to healthy subjects.

In addition to our focus on products for the central nervous system, we also have partnered programs in other therapeutic areas which may generate future revenue for us. Our first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by our marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, we out-licensed all of our monoclonal antibodies and we remain eligible to receive milestone payments and royalties related to the sale of these assets.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

In addition to the summary above, additional significant accomplishments in fiscal 2012 and subsequent to the end of fiscal 2012 through the date of this filing that have materially affected our operations, financial condition and prospects are:

•

In the first quarter of fiscal 2012, we initiated the first of two sales force expansions. The initial expansion involved adding approximately 30 representatives to focus on the institutional care setting. Subsequently, in the fourth quarter of fiscal 2012, we further expanded this institutional sales force and currently have approximately 55 representatives.

•	In November 2011, we enrolled the first patient in PRIME, our Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis.

•

In November 2011, the European Medicines Agency (“EMA”) accepted the filing of the Marketing Authorization Application (MAA) for NUEDEXTA for the treatment of PBA. The MAA acceptance triggers the initiation of the EMA’s scientific assessment and opinion review period which will take a minimum of 210 calendar days.

•	In May 2012, we secured a $30.0 million term loan from Oxford Finance LLC and Silicon Valley Bank.

•	In July 2012, an additional patent covering NUEDEXTA was issued and listed in the FDA Orange Book, further expanding our intellectual property portfolio.

•	In August 2012, we achieved the milestone of surpassing 10,000 total monthly prescriptions.

Our principal focus is on the commercialization of NUEDEXTA for the PBA indication. We believe that cash and cash equivalents and restricted investments of approximately $72.1 million at September 30, 2012, together with funds generated from sales of NUEDEXTA, will be sufficient to fund our operations for at least the next 12 months. For additional information about the risks and uncertainties that may affect our business and prospects, please see Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates and assumptions made by management include, among others, realizability of inventories, sales returns, discounts and allowances, provisions for uncollectible receivables, valuation of investments, recoverability of long-lived assets, recognition of deferred revenue, contingencies and share-based compensation, determination of expenses in outsourced contracts, and realization of deferred tax assets. We base our estimates on historical experience and various other assumptions that are available at that time and that we believe to be reasonable under the circumstances. Some of these judgments can be subjective and complex. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. In addition, certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, we recognize revenue at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize such product revenues when we have met all the above criteria, including the ability to reasonably estimate future returns, or when we can reasonably estimate that the return privilege has substantially expired, whichever occurs first.

Product Sales — NUEDEXTA.    NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. We have entered into agreements with wholesale customers, certain medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date.

Our net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by us to a customer are presumed to be a reduction of the selling prices of our products or services and, therefore, are characterized as a reduction of revenue when recognized in our statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third parties. We believe the assumptions used to estimate these allowances are reasonable considering known facts and circumstances. However, actual rebates and chargebacks could differ materially from estimated amounts because of, among other factors, unanticipated changes in prescription trends and any change in assumptions affecting sell-through data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

Prior to the second quarter of fiscal 2012, we were unable to reasonably estimate future returns due to the lack of sufficient historical return data for NUEDEXTA. Accordingly, we invoiced the wholesaler, recorded deferred revenue at gross invoice sales price less estimated cash discounts and distribution fees, and classified the inventory shipped as finished goods. We deferred recognition of revenue and the related cost of product sales on shipments of NUEDEXTA until the right of return no longer existed, i.e. when we received evidence that the products had been dispensed to patients. We estimated patient prescriptions dispensed using an analysis of third-party information.

Change in Accounting Estimate

Based on historical data gathered from January 2011 through the end of the second quarter of fiscal 2012, we developed a methodology to reasonably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment. Historically, NUEDEXTA product returns have been immaterial and we are not accruing for product returns. We analyzed many factors including the sell-down of launch inventory, actual experience of returned NUEDEXTA product, taking into account expiration dating at the time of shipment, levels of inventory in the wholesaler channel in relation to prescription units dispensed, and retail pharmacy reorder activity. Accordingly, beginning in the quarter ended March 31, 2012, we began to recognize revenue upon shipment of NUEDEXTA to its wholesalers and other customers to provide a more accurate estimate of product sales activity.

As a result of recognizing revenue upon shipment of NUEDEXTA to its wholesalers and other customers, we recognized as a one-time adjustment to net product revenue of approximately $1.7 million in fiscal 2012, which was recorded as deferred revenue at September 30, 2011. This increase in net product revenue resulted in a reduction to net loss for fiscal 2012, of approximately $1.6 million, or a reduction to net loss per share of $0.01.

Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”).    Revenue from our sales of docosanol is recorded when title and risk of loss have passed to the buyer provided the criteria for revenue recognition has been met. We sell docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. Our contracts for sales of docosanol include buyer acceptance provisions that give buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give us notice within 30 days after receipt of the product. We have the option to refund or replace any such defective materials; however, we have historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of our shipments from the same pre-inspected lot to date. Therefore, we recognize revenue at the time of delivery without providing any returns reserve.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If an element can be separated, we allocate amounts based upon the selling price of each element. We determine the selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use third-party evidence of selling price of a similar product or service to a similarly situated customer. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement. We have not entered into any multiple element arrangements during fiscal 2012, 2011 or 2010, that require us to estimate selling prices.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GSK, we recognize royalty revenue in the period in which the threshold is exceeded.

When we sell our rights to future royalties under license agreements and also maintain continuing involvement in earning such royalties, we defer recognition of any upfront payments and recognize them as revenues over the life of the license agreement. We recognize revenues for the sale of an undivided interest of our Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GSK for the period to the total remaining royalties we expect GSK will pay Drug Royalty USA over the remaining term of the agreement by the unamortized deferred revenues.

Cost of Product Sales

Cost of product sales includes third-party royalties and direct and indirect costs to manufacture product sold, including packaging, storage, shipping and handling costs and the write-off of obsolete inventory.

Recognition of Expenses in Outsourced Contracts

Pursuant to our assessment of the services that have been performed on clinical trials and other contracts, we recognize expense as the services are provided. Our assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of our contracts extend across multiple reporting periods, including our largest contract, representing a $13.8 million Phase II clinical trial contract that was entered into during fiscal 2011.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The expected risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized using the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2012, 2011, and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred. During fiscal 2012, we reduced our estimated forfeitures from 7.0% to 5.0% resulting in an increase in share-based compensation expense of approximately $20,000 with no effect on loss per share for fiscal 2012. During fiscal 2011, we reduced our estimated forfeitures from 12.6% to 7.0% resulting in an increase in share-based compensation expense of approximately $40,000 with no effect on loss per share for fiscal 2011. During fiscal 2010, we reduced our estimated forfeiture rate on certain restricted stock unit awards from 12.6% to zero percent, as we expected all the awards to vest. This change in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $93,000 with no effect on loss per share for fiscal 2010.

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

All long-lived assets for fiscal 2012 and 2011 are located in the United States.

Comparison of Fiscal 2012 and 2011

Revenues

	Year ended September 30,
	2012	2011	$ Change	% Change
REVENUES
Gross product sales	$45,107,989	$7,014,778	$38,093,211	543%
Less: discounts and allowances	8,033,422	925,472	7,107,950	768%

Net product sales	37,074,567	6,089,306	30,985,261	509%
Revenues from royalties	4,200,506	4,406,589	(206,083)	-5%

Total revenues	$41,275,073	$10,495,895	$30,779,178	293%

Total revenues were $41.3 million for the fiscal year ended September 30, 2012 compared to $10.5 million for the fiscal year ended September 30, 2011. The increase in total revenues of approximately $30.8 million was primarily attributed to an increase in volume for NUEDEXTA net product sales which we began promoting commercially in February 2011.

Discounts and allowances increased approximately $7.1 million for the fiscal year ended September 30, 2012 when compared to the same period in fiscal 2011. Discounts and allowances were 17.8% in fiscal 2012 compared to 13.2% in fiscal 2011. The increase in the discount and allowances percentages is primarily due to new contracts entered into with managed care entities during fiscal 2012. We expect discounts and allowances to increase in the next twelve months as we enter into additional contracts with additional managed care entities.

Revenue from royalties related to GSK was approximately $3.7 million and $3.9 million in fiscal 2012 and 2011, respectively. We expect to recognize revenue from royalties from GSK through April 2014. Revenue from royalties from Azur was approximately $492,000 and $527,000 for fiscal 2012 and 2011, respectively. The maximum royalty payments from the Azur license agreement have been reached and we will not recognize any additional revenue from royalties under this agreement.

Potential revenue-generating contracts that remained active as of September 30, 2012 include licensing revenue from our agreement with GSK, potential royalties from our agreement to out-license all of our monoclonal antibodies and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies. See Note 12, “Research, License, Supply and other Agreements,” and Note 15, “Segment Information,” in the Notes to Consolidated Financial Statements.

Operating Expenses

	Year ended September 30,
	2012	2011	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$2,120,221	$445,980	$1,674,241	375%
Research and development	23,066,037	15,253,739	7,812,298	51%
Selling and marketing	52,463,409	38,140,558	14,322,851	38%
General and administrative	22,027,587	17,285,033	4,742,554	27%

Total operating expenses	$99,677,254	$71,125,310	$28,551,944	40%

Cost of Product Sales

In fiscal 2012, cost of product sales was $2.1 million compared to $446,000 in fiscal 2011. The increase in cost of product sales is attributable to the increase in product sales of NUEDEXTA which we began promoting commercially in February 2011.

Research and Development Expenses

Research and development expenses increased by approximately $7.8 million for the fiscal year ended September 30, 2012 compared to the fiscal year ended September 30, 2011. The increase is primarily due to costs of approximately $3.5 million associated with PRIME, a Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS, for which we enrolled our first patient in November 2011, costs of approximately $2.5 million for the d-DM development program which began in the second quarter of fiscal 2012, and approximately $700,000 of increased regulatory costs, primarily to support pursuing approval for NUEDEXTA in Europe.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $14.3 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase is primarily attributed to increased personnel costs of approximately $11.1 million resulting from sales force expansion and other key corporate and commercial headcount resulting in an increase of over 40 employees; increased marketing and market research costs of approximately $2.9 million; and increased other costs of approximately $300,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $4.7 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase is primarily attributed to increased personnel costs of approximately $1.8 million resulting from the hiring of key corporate headcount to support the commercialization of NUEDEXTA; increased legal expense of approximately $2.3 million primarily due to the enforcement of our intellectual property rights; and increased other corporate costs of approximately $600,000.

Share-Based Compensation

Total compensation expense for our share-based payments in the fiscal years ended September 30, 2012 and 2011 was approximately $4.9 million and $3.8 million, respectively. Research and development expense in the fiscal years ended September 30, 2012 and 2011 includes share-based compensation expense of approximately $965,000 and $644,000, respectively. Selling and marketing expense in the fiscal years ended September 30, 2012 and 2011 includes share-based compensation expense of approximately $908,000 and $600,000, respectively. General and administrative expense in the fiscal years ended September 30, 2012 and 2011 includes share-based compensation expense of approximately $3.0 million and $2.5 million, respectively. As of September 30, 2012, approximately $10.7 million of total unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.6 years. See Note 11, “Stockholders’ Equity — Employee Equity Incentive Plans,” in the Notes to Consolidated Financial Statements for further discussion.

Interest Income

For the fiscal year ended September 30, 2012, interest income was approximately $43,000, compared to approximately $39,000 for the prior fiscal year.

Interest Expense

For the fiscal year ended September 30, 2012, interest expense was approximately $1.4 million and there was no interest expense for the fiscal year ended September 30, 2011. Interest expense in fiscal 2012 is related to the Oxford and SVB financing arrangement we entered into in June 2012.

Other, net

Other, net was approximately $4,000 of income in fiscal 2012 compared to expense of approximately $38,000 in fiscal 2011.

Net Loss

Net loss was approximately $59.7 million, or $0.45 per share, for the fiscal year ended September 30, 2012, compared to a net loss of approximately $60.6 million, or $0.51 per share for the fiscal year ended September 30, 2011. The decrease in net loss is primarily attributed to increased NUEDEXTA product sales, partially offset by an increase in operating expenses.

Comparison of Fiscal 2011 and 2010

Revenues

	Year ended September 30,
	2011	2010	$ Change	% Change
REVENUES
Net product sales	$6,089,306	$—	$6,089,306	N/A
Revenues from royalties	4,406,589	2,895,474	1,511,115	52%

Total revenues	$10,495,895	$2,895,474	$7,600,421	262%

Total revenues were $10.5 million for the fiscal year ended September 30, 2011 compared to $2.9 million for the fiscal year ended September 30, 2010. The increase in total revenues of approximately $7.6 million was primarily attributed to NUEDEXTA net product sales of $6.1 million, for which we began commercial promotion in February 2011. In addition, annual royalty revenue from our license agreement with GSK increased approximately $599,000 and in fiscal 2010, we recorded a non-recurring non-cash adjustment that reduced GSK royalty revenue by $797,000.

Operating Expenses

	Year ended September 30,
	2011	2010	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$445,980	$197,640	$248,340	126%
Research and development	15,253,739	13,322,040	1,931,699	15%
Selling and marketing	38,140,558	5,719,819	32,420,739	567%
General and administrative	17,285,033	10,752,699	6,532,334	61%

Total operating expenses	$71,125,310	$29,992,198	$41,133,112	137%

Cost of Product Sales

In fiscal 2011, cost of product sales was $446,000 compared to $198,000 in fiscal 2010. The increase in cost of product sales is attributable to the sales of NUEDEXTA for which we began commercial promotion in February 2011.

Research and Development Expenses

Research and development expenses increased by approximately $1.9 million for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010. The increase is primarily due to increased spending of $3.6 million in medical affairs activities and $1.6 million in expense related to the clinical study for the treatment of central neuropathic pain in patients with MS which started in fiscal 2011, partially offset by a $3.1 million reduction in clinical expenses resulting from costs incurred in support of the complete response to the FDA NUEDEXTA approvable letter in fiscal 2010.

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

Share-Based Compensation

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

Other, net

Other, net was approximately $38,000 of expense in fiscal 2011 compared to income of approximately $391,000 in fiscal 2010. In fiscal year 2010, we recorded approximately $390,000 as Other, net under Other Income (Expense) in connection with a legal settlement. (See Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements).

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

Cash, cash equivalents and restricted investments in marketable securities, as well as net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	September 30, 2012	Decrease During Period	September 30, 2011	Increase During Period	September 30, 2010
Cash, cash equivalents and restricted investments in marketable securities	$72,135,005	$(9,660,498)	$81,795,503	$42,422,484	$39,373,019
Cash and cash equivalents	$69,778,406	$(9,764,158)	$79,542,564	$40,771,095	$38,771,469
Net working capital	$60,596,300	$(9,604,294)	$70,200,594	$37,233,406	$32,967,188

	Year Ended September 30, 2012	Change Between Periods	Year Ended September 30, 2011	Change Between Periods	Year Ended September 30, 2010
Net cash used in operating activities	$(57,656,620)	$(1,135,331)	$(56,521,289)	$(32,722,034)	$(23,799,255)
Net cash used in investing activities	(916,663)	2,558,081	(3,474,744)	(3,128,258)	(346,486)
Net cash provided by financing activities	48,809,125	(51,958,003)	100,767,128	69,335,930	31,431,198

Net (decrease) increase in cash and cash equivalents	$(9,764,158)	$(50,535,253)	$40,771,095	$33,485,638	$7,285,457

Operating activities.    Net cash used in operating activities was approximately $57.7 million in fiscal 2012 compared to approximately $56.5 million in fiscal 2011. The increase is primarily due to expenses related to NUEDEXTA sales and marketing expenses and our clinical and regulatory activities, partially offset by increased revenues. Net cash used in operating activities was approximately $23.8 million in fiscal 2010. The increase from fiscal 2010 to fiscal 2011 was primarily due to expenses related to the commercial launch of NUEDEXTA and our regulatory activities.

Investing activities.    Net cash used in investing activities was approximately $917,000 in fiscal 2012, compared to approximately $3.5 million in fiscal 2011. The decrease is primarily related to a decrease in purchases of property and equipment which were high in fiscal 2011 in support of our commercial launch of NUEDEXTA and reduced purchases of investments in securities. Net cash used in investing activities in fiscal 2010 was approximately $346,000. In fiscal 2010, cash used in investing activities was primarily due to the purchase of property and equipment in support of our commercial readiness activities and investments in securities.

Financing activities.    Net cash provided by financing activities was approximately $48.8 million in fiscal 2012 compared to approximately $100.8 million in fiscal 2011. In fiscal 2012, we raised approximately $10.3 million in gross proceeds (approximately $10.1 million net of offering costs and commissions) from the sale of common stock and approximately $9.1 million from the exercise of warrants and stock options. In fiscal 2011, we raised approximately $96.7 million in gross proceeds (approximately $91.4 million net of offering costs and commissions) from the sale of common stock and approximately $9.3 million from the exercise of warrants and stock options. Net cash provided by financing activities was approximately $31.4 million in fiscal year 2010. In fiscal 2010, we raised approximately $32.7 million in gross proceeds (approximately $31.6 million net of offering costs and commissions) from sales of common stock.

In April 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $35.0 million in common stock, preferred stock, debt securities and warrants. On May 6, 2009, the registration statement was declared effective. On July 30, 2009 we entered into a financing facility with Cantor Fitzgerald & Co., providing for the sale of up to 12,500,000 shares of our common stock from time to time into the open market at prevailing prices. As of December 1, 2012, 12.4 million shares of our common stock had been sold for total gross proceeds of $35.0 million through this facility under our registration statement. No funds remain available on the April 2009 shelf registration statement.

In September 2009, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $75.0 million in common stock, preferred stock, debt securities and warrants. On September 23, 2009, the registration statement was declared effective. In May 2010, we sold an aggregate of 10,000,000 shares of our common stock in an underwritten offering at a public offering price of $2.75 per share, resulting in $27.5 million in gross offering proceeds and approximately $26.6 million in net proceeds to us, after deducting underwriting discounts, commissions and estimated offering expenses. The September 2009 shelf registration expired in September 2012.

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

As of September 30, 2012, we have contractual obligations for trade expenses and operating lease obligations, as summarized in the table that follows. We have no off-balance sheet arrangements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligation	$37,706,329	$5,373,008	$26,874,063	$5,459,258	$—
Operating lease obligations(1)	3,764,052	1,168,141	1,623,321	972,590	—
Purchase obligations(2)	6,325,380	6,325,380	—	—	—

Total	$47,795,761	$12,866,529	$28,497,384	$6,431,848	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under sublease agreements.

(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at September 30, 2012, which approximates our contractual commitments for goods and services in the normal course of our business.

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

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During fiscal 2012, we recorded royalties of approximately $1.8 million related to NUEDEXTA product shipments as cost of product sales in the consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

Concert License Milestone and Royalty Payments — We hold the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

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

Management Outlook

We believe that cash, cash equivalents and restricted investments of approximately $72.1 million at September 30, 2012, together with funds generated from sales of NUEDEXTA, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, we cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest Rate Sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of September 30,

2012 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on the average duration of our investments in interest-bearing accounts as of September 30, 2012, an increase of one percentage point in the interest rates for these interest-bearing accounts would have resulted in increases in interest income of approximately $25,000.

As of September 30, 2012, $34.4 million of our cash and cash equivalents were maintained in two separate money market mutual funds, and approximately $35.4 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. At September 30, 2012, such uninsured deposits totaled approximately $61.7 million. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of September 30, 2012. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report, which is set forth at page F-3.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors that is required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Executive Officers” contained in our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders.

Additionally, information relating to reporting of insider transactions in Company securities is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers and Key Employees of the Registrant

The names of our executive officers and other key employees and their ages as of December 1, 2012 are set forth below. Officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Name	Age	Position
Keith A. Katkin	41	President and Chief Executive Officer
Gregory J. Flesher	42	Senior Vice President, Corporate Development and Chief Business Officer
Randall E. Kaye, M.D.	50	Senior Vice President, Medical Affairs and Chief Medical Officer
Rohan Palekar	47	Senior Vice President and Chief Commercial Officer
Joao Siffert, M.D.	48	Senior Vice President, Research and Development, Chief Scientific Officer
Christine G. Ocampo, CPA	40	Vice President, Finance and Secretary

Keith Katkin.    Mr. Katkin was appointed President and Chief Executive Officer of Avanir and was elected as a member of the Board of Directors in March of 2007. From July 2005 until March 2007, Mr. Katkin served as Senior Vice President of Sales and Marketing. Prior to joining Avanir, Mr. Katkin previously served as Vice President, Commercial Development for Peninsula Pharmaceuticals, playing a key role in the management and ultimate sale of the company to Johnson & Johnson in 2005. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Amgen and Abbott Laboratories. Mr. Katkin also served as strategic advisor to Cerexa, a pharmaceutical company that was sold to Forest Laboratories in 2007. Mr. Katkin received a B.S. degree in Business and Accounting from Indiana University and an M.B.A. degree in Finance from the Anderson School of Management at UCLA, graduating with honors. Mr. Katkin became a licensed Certified Public Accountant in 1995. The Board has concluded that Mr. Katkin should serve on our Board based on his length of employment with Avanir, deep knowledge of our company gained from his positions as President and Chief Executive Officer and his substantial experience in the pharmaceutical industry.

Gregory J. Flesher.    Mr. Flesher was appointed Senior Vice President, Corporate Development and Chief Business Officer in February 2011. From August 2007 to February 2011, he served as Vice President of Business Development. From June 2006 to August 2007, he served as Senior Director of Commercial Strategy and, in November 2006, assumed the additional responsibility for Business Development and Portfolio Planning. Prior to joining Avanir, Mr. Flesher held positions as Director of Sales — Hepatology (from 2004 to 2006) and Director of Marketing — Pulmonary at InterMune, Inc. (from 2002 to 2004). Prior to his tenure at InterMune, Mr. Flesher held both oncology and nephrology marketing positions with Amgen Inc., a global biotechnology company, from 1999 to 2002. Mr. Flesher also has global marketing and clinical development experience from Eli Lilly and Company, where he worked from 1995 to 1998. Mr. Flesher graduated from Purdue University with a Bachelor of Science in Biology.

Randall E. Kaye, M.D.    Dr. Kaye was appointed Senior Vice President, Medical Affairs and Chief Medical Officer in March 2007. From November 2006 until March 2007, he served as Vice President Clinical and Medical Affairs, and from January 2006 to November 2006 as Vice President of Medical Affairs. Immediately prior to joining Avanir, Dr. Kaye was the Vice President of Medical Affairs for Scios Inc., a division of Johnson & Johnson, from 2004 to 2006. From 2002 to 2004, Dr. Kaye recruited and managed the Medical Affairs department for InterMune Inc. Previously, Dr. Kaye served for nearly a decade in a variety of Medical Affairs and Marketing positions for Pfizer Inc. Dr. Kaye earned his Doctor of Medicine, Masters in Public Health and Bachelor of Science degrees at George Washington University in Washington, D.C. and was a Research Fellow in Allergy and Immunology at Harvard Medical School.

Rohan Palekar.    Mr. Palekar joined Avanir in March 2012 as Senior Vice President and Chief Commercial Officer. Mr. Palekar has over 20 years of experience in the biopharmaceutical industry and has worked on significant brands including Remicade® as well as the investigational therapy MDV3100. Mr. Palekar’s most recent commercial leadership role was as Chief Commercial Officer for Medivation, where he was responsible for all commercial activities, medical affairs and & manufacturing. Prior to Medivation, Mr. Palekar spent over 16 years at Johnson & Johnson in various senior commercial and strategic management roles, most recently as Vice President of Sales & Marketing at Centocor, where he successfully launched two new indications for Remicade. Prior to that, Mr. Palekar was the worldwide Vice President of Immunology and held marketing leadership roles at McNeil Consumer and Specialty Pharmaceuticals. Mr. Palekar earned his MBA from the Amos Tuck School of Business Administration Dartmouth College and his BA/BS in Law and Accounting from the University of Bombay.

Joao Siffert, M.D.    Dr. Siffert joined Avanir in August 2011 as Senior Vice President, Research and Development and Chief Scientific Officer. Dr. Siffert previously served as Vice President and Chief Medical Officer at Ceregene, Inc., a biotechnology company focused on the development of neurotrophic gene therapies for Alzheimer’s and Parkinson’s diseases, from September 2007 to August 2011. Prior to his work at Ceregene, Dr. Siffert served as the Chief Medical Officer at Avera Pharmaceuticals, a CNS specialty pharmaceutical company, from May 2005 to September 2007. Prior to joining Avera, Dr. Siffert held positions with Pfizer (from February 2002 to May 2005) first as a medical director for Relpax and subsequently as the worldwide medical team leader of Lyrica and Neurontin focusing in areas of pain and epilepsy. Prior to Pfizer, Dr. Siffert held academic positions at Beth Israel Medical Center, where he served as director of the Adult Neuro-Oncology program, and Albert Einstein College of Medicine, where he was assistant professor of neurology. Dr. Siffert completed residencies in pediatrics at New York University School of Medicine and in neurology at Harvard Medical School. Dr. Siffert was certified by the American Board of Neurology and Psychiatry in 1996. He holds an M.D. degree from the University of Sao Paulo School of Medicine as well as an M.B.A. degree from Columbia University Business School.

Christine G. Ocampo, CPA.    Ms. Ocampo was appointed Vice President, Finance in February 2008. Ms. Ocampo previously served as Avanir’s Controller since March 2007. Prior to joining Avanir, Ms. Ocampo served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of Cardiogenesis Corporation, a medical device company, from November 2003 until April 2006. From 2001 to November 2003, Ms. Ocampo served in the role of Vice President and Corporate Controller at Cardiogenesis. Prior to joining Cardiogenesis in April 1997, Ms. Ocampo held a management position in Finance at Mills-Peninsula Health Systems in Burlingame, California, and spent three years as an auditor for Ernst & Young LLP. Ms. Ocampo graduated with a Bachelor of Science in Accounting from Seattle University and became a licensed Certified Public Accountant in 1996.

Code of Ethics

We have adopted a code of Business Conduct and Ethics for directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer and controller), and employees. This code is available on our website at www.avanir.com. Any waivers from or amendments to the code of ethics will be posted to our website. You may also request a printed copy of our code of ethics, without charge, by writing to us at 20 Enterprise, Suite 200, Aliso Viejo, California 92656, Attn: Investor Relations.

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

(a) Financial Statements and Schedules

See index to the financial statements on page F-1.

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

3.1	Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.1	March 25, 2009

3.2	Bylaws of the Registrant	Current Report on Form 8-K, as Exhibit 3.2	March 25, 2009

3.3	Certificate of Ownership and Merger merging Avanir Pharmaceuticals, a California corporation, with and into Avanir Pharmaceuticals, Inc., a Delaware corporation	Current Report on Form 8-K, as Exhibit 3.3	March 25, 2009

3.4	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 3.3	March 25, 2009

4.1	Form of Common Stock Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 25, 2009

4.2	Form of Senior Indenture	Registration Statement on Form S-3 (File No. 333-183153), as Exhibit 4.3	August 8, 2012

4.3	Form of Subordinated Indenture	Registration Statement on Form S-3 (File No. 333-183153), as Exhibit 4.4	August 8, 2012

4.4	Form of Common Stock Warrant, issued in connection with the Subscription Agreement dated March 26, 2008	Current Report on Form 8-K, as Exhibit 10.2	March 27, 2008

4.5	Stockholder Rights Agreement, dated as of March 20, 2009, by and between Avanir Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 4.2	March 25, 2009

4.6	Form of Rights Certificate with respect to the Stockholder Rights Agreement, dated as of March 20, 2009	Registration Statement on Form 8-A/A (File No. 001-15803), as Exhibit 4.2	March 25, 2009

4.7	Form of Common Stock Warrant, issued in connection with the Loan and Security Agreement dated May 7, 2012	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as Exhibit 4.1	August 9, 2012

10.1	License Agreement, dated as of March 31, 2000, by and between Avanir Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation	Current Report on Form 8-K, as Exhibit 10.1	May 4, 2000

10.2	License Purchase Agreement, dated as of November 22, 2002, by and between Avanir Pharmaceuticals and Drug Royalty USA, Inc.	Current Report on Form 8-K, as Exhibit 99.1	January 7, 2003

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.3	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and BC Sorrento, LLC, effective as of September 1, 2000	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.1	August 14, 2000

10.4	Standard Industrial Net Lease by and between Avanir Pharmaceuticals and Sorrento Plaza, effective as of May 20, 2002	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as Exhibit 10.1	August 13, 2002

10.5	Office lease agreement, dated as of April 28, 2006, by and between RREEF America REIT II Corp. FFF and Avanir Pharmaceuticals	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.7	December 18, 2006

10.6	License Agreement, dated as of August 1, 2000, by and between Avanir Pharmaceuticals and IriSys Research & Development, LLC*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.2	August 14, 2000

10.7	Exclusive Patent License Agreement, dated as of April 2, 1997, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.1	May 13, 2005

10.8	Amendment to Exclusive Patent License Agreement, dated as of April 11, 2000, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.2	May 13, 2005

10.9	Manufacturing Services Agreement, dated as of January 4, 2006, by and between Patheon Inc. and Avanir Pharmaceuticals*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as Exhibit 10.1	May 10, 2006

10.10	Amended and Restated 1998 Stock Option Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as Exhibit 10.2	December 21, 2001

10.11	Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as Exhibit 10.4	December 21, 2001

10.12	Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.1	May 14, 2003

10.13	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.2	May 14, 2003

10.14	2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.3	May 14, 2003

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.15	Form of Non-Qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.4	May 14, 2003

10.16	Form of Restricted Stock Grant for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.5	May 14, 2003

10.17	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.6	May 14, 2003

10.18	2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as Exhibit 10.21	December 14, 2005

10.19	Form of Stock Option Agreement for use with 2005 Equity Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	March 23, 2005

10.20	Form of Restricted Stock Unit Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.21	December 8, 2010

10.21	Form of Restricted Stock Unit Director Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.22	December 8, 2010

10.22	Form of Restricted Stock Purchase Agreement for use with 2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.35	December 18, 2006

10.23	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as Exhibit 10.1	May 9, 2012

10.24	Form of Change of Control Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as Exhibit 10.24	December 13, 2011

10.25	Employment Agreement with Randall Kaye, dated as of December 23, 2005	Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as Exhibit 10.1	February 9, 2006

10.26	Employment Agreement with Keith Katkin, dated as of March 13, 2007	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.44	December 21, 2007

10.27	Sublease Agreement, dated as of July 2, 2007, by and between Avanir Pharmaceuticals and Halozyme, Inc. (11388 Sorrento Valley Rd., San Diego, CA)	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.51	December 21, 2007

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.28	Sublease Agreement, dated as of July 2, 2007, by and between Avanir Pharmaceuticals and Halozyme, Inc. (11404 Sorrento Valley Rd., San Diego, CA)	Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as Exhibit 10.52	December 21, 2007

10.29	Asset Purchase and License Agreement, dated as of March 6, 2008, by and among Avanir Pharmaceuticals, Xenerex Biosciences and Emergent Biosolutions, Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as Exhibit 10.1	May 14, 2008

10.30	Sublease Agreement, dated as of April 21, 2009, by and between Avanir Pharmaceuticals, Inc. and Halozyme, Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as Exhibit 10.1	May 8, 2009

10.31	Amendment #1 to Manufacturing Services Agreement, dated as of January 19, 2010, by and between Avanir Pharmaceuticals, Inc. and Patheon Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as Exhibit 10.1	May 3, 2010

10.32	Quality Agreement, dated as of January 19, 2010, by and between Avanir Pharmaceuticals, Inc. and Patheon Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as Exhibit 10.2	May 3, 2010

10.33	First Amendment to Offer of Employment, dated as of December 31, 2008, by and between Keith A. Katkin and Avanir Pharmaceuticals, Inc.	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.37	December 8, 2010

10.34	Summit Office Lease, dated as of February 1, 2011, by and between Aliso Viejo RO-V1, LLC and Avanir Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as Exhibit 10.1	May 10, 2011

10.35	Loan and Security Agreement, dated as of May 7, 2012, among the Registrant, Oxford Finance LLC, Silicon Valley Bank, Avanir Acquisition Corp., Avanir Holding Company and Xenerex Biosciences.*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as Exhibit 10.1	August 9, 2012

10.36	Sales Agreement dated as of August 8, 2012, by and between Avanir Pharmaceuticals, Inc. and Cowen and Company, LLC	Registration Statement on Form S-3 (File No. 333-183153), as Exhibit 1.2	August 8, 2012

21.1	List of Subsidiaries	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 21.1	December 8, 2010

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

99.1	NUEDEXTA Safety Information	Filed herewith

101.INS	XBRL Instance Document†	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document†	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document†	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document†	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†	Furnished herewith

*	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

†	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANIR PHARMACEUTICALS, INC.

By:	/S/ KEITH A. KATKIN
Keith A. Katkin
President and Chief Executive Officer

Date: December 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KEITH A. KATKIN Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	December 13, 2012

/S/ CHRISTINE G. OCAMPO, CPA Christine G. Ocampo, CPA	Vice President, Finance (Principal Financial and Accounting Officer)	December 13, 2012

/S/ CRAIG A. WHEELER Craig A. Wheeler	Director, Chairman of the Board	December 13, 2012

/S/ HANS E. BISHOP Hans E. Bishop	Director	December 13, 2012

/S/ DAVID J. MAZZO, PH.D. David J. Mazzo, Ph.D.	Director	December 13, 2012

/S/ DENNIS G. PODLESAK Dennis G. Podlesak	Director	December 13, 2012

/S/ SCOTT M. WHITCUP, M.D. Scott M. Whitcup, M.D.	Director	December 13, 2012

Avanir Pharmaceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Financial Statements:
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avanir Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

December 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Avanir Pharmaceuticals, Inc.

We have audited the internal control over financial reporting of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Avanir Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012 and our report dated December 13, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

December 13, 2012

Avanir Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$69,778,406	$79,542,564
Trade receivables, net	7,231,759	2,011,165
Inventories, net	415,475	252,244
Prepaid expenses	1,569,255	1,445,256
Other current assets	865,335	520,492
Current portion of restricted investments in marketable securities	1,054,463	618,314

Total current assets	80,914,693	84,390,035
Restricted investments in marketable securities, net of current portion	1,302,136	1,634,625
Property and equipment, net	1,808,594	1,695,329
Non-current inventories, net	908,364	792,933
Other assets	1,078,009	1,136,072

TOTAL ASSETS	$86,011,796	$89,648,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,932,961	$3,260,588
Accrued expenses and other liabilities	7,062,159	2,936,973
Accrued compensation and payroll taxes	5,603,546	4,251,866
Deferred product revenues, net	—	1,652,788
Current portion of deferred royalty revenues	2,557,464	2,087,226
Current portion of note payable, net of debt discount	2,162,263	—

Total current liabilities	20,318,393	14,189,441
Accrued expenses and other liabilities, net of current portion	666,179	68,487
Notes payable, net of current portion and debt discount	26,698,263	—
Deferred royalty revenues, net of current portion	1,491,854	4,051,402

Total liabilities	49,174,689	18,309,330

Commitments and contingencies
Stockholders' equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2012 and 2011	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 136,435,492 and 125,443,788 shares issued and outstanding as of September 30, 2012 and 2011, respectively	13,643	12,544
Additional paid-in capital	461,883,490	436,643,319
Accumulated deficit	(425,060,026)	(365,316,199)

Total stockholders' equity	36,837,107	71,339,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,011,796	$89,648,994

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011	2010
REVENUES
Net product sales	$37,074,567	$6,089,306	$—
Revenues from royalties	4,200,506	4,406,589	2,895,474

Total revenues	41,275,073	10,495,895	2,895,474

OPERATING EXPENSES
Cost of product sales	2,120,221	445,980	197,640
Research and development	23,066,037	15,253,739	13,322,040
Selling, general and administrative	74,490,996	55,425,591	16,472,518

Total operating expenses	99,677,254	71,125,310	29,992,198

Loss from operations	(58,402,181)	(60,629,415)	(27,096,724)
OTHER INCOME (EXPENSE)
Interest income	42,815	38,785	15,021
Interest expense	(1,385,342)	—	—
Other, net	4,081	(37,733)	390,755

Loss before provision for income taxes	(59,740,627)	(60,628,363)	(26,690,948)
Provision for income taxes	3,200	3,200	3,200

Net loss	$(59,743,827)	$(60,631,563)	$(26,694,148)

Basic and diluted net loss per share	$(0.45)	$(0.51)	$(0.30)

Basic and diluted weighted average number of common shares outstanding	133,358,571	119,405,230	87,614,420

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Subscribed but Unissued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, OCTOBER 1, 2009	83,084,182	$8,308	—	$—	$297,923,915	$(277,990,488)	$19,941,735
Net loss	—	—	—	—	—	(26,694,148)	(26,694,148)
Issuance of common stock in connection with:
Exercise of stock options	55,836	5	—	—	45,471	—	45,476
Sale of stock, net of offering costs	11,746,160	1,175	180,000	580,910	31,597,209	—	32,179,294
Vesting of restricted stock units	1,185,258	119	—	—	(119)	—	—
Common stock surrendered	(105,864)	(10)	—	—	(212,652)	—	(212,662)
Share-based compensation expense	—	—	—	—	2,746,861	—	2,746,861

BALANCE, SEPTEMBER 30, 2010	95,965,572	9,597	180,000	580,910	332,100,685	(304,684,636)	28,006,556
Net loss	—	—	—	—	—	(60,631,563)	(60,631,563)
Issuance of common stock in connection with:
Exercise of stock options	814,454	81	—	—	637,995	—	638,076
Exercise of warrants	6,085,267	608	—	—	8,701,323	—	8,701,931
Sale of stock, net of offering costs	22,327,000	2,233	(180,000)	(580,910)	91,430,553	—	90,851,876
Vesting of restricted stock units	252,941	25	—	—	(25)	—	—
Common stock surrendered	(1,446)	—	—	—	(5,665)	—	(5,665)
Share-based compensation expense	—	—	—	—	3,778,453	—	3,778,453

BALANCE, SEPTEMBER 30, 2011	125,443,788	12,544	—	—	436,643,319	(365,316,199)	71,339,664
Net loss	—	—	—	—	—	(59,743,827)	(59,743,827)
Issuance of common stock in connection with:
Exercise of stock options	1,673,811	167	—	—	1,344,961	—	1,345,128
Exercise of warrants	5,445,061	545	—	—	7,785,892	—	7,786,437
Sale of stock, net of offering costs	3,668,656	367	—	—	10,062,629	—	10,062,996
Vesting of restricted stock units	204,176	20	—	—	(20)	—	—
Issuance of warrants to purchase common stock in connection with notes payable	—	—	—	—	1,169,227		1,169,227
Share-based compensation expense	—	—	—	—	4,877,482	—	4,877,482

BALANCE, SEPTEMBER 30, 2012	136,435,492	$13,643	—	$—	$461,883,490	$(425,060,026)	$36,837,107

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(59,743,827)	$(60,631,563)	$(26,694,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699,738	437,845	204,998
Amortization of debt discount and debt issuance costs	213,319	—	—
Share-based compensation expense	4,877,482	3,778,453	2,746,861
Loss on disposal of assets	—	9,271	—
Changes in operating assets and liabilities:
Trade receivables, net	(5,220,594)	(2,011,165)	—
Inventories, net	(278,662)	(164,342)	(56,206)
Prepaid expenses and other assets	(208,909)	(2,245,098)	121,557
Accounts payable	(327,627)	1,285,100	761,371
Accrued expenses and other liabilities	4,722,878	1,601,130	(249,664)
Accrued compensation and payroll taxes	1,351,680	2,104,495	801,512
Deferred product revenues, net	(1,652,788)	1,652,788	—
Deferred royalty revenues	(2,089,310)	(2,338,203)	(1,435,536)

Net cash used in operating activities	(57,656,620)	(56,521,289)	(23,799,255)

INVESTING ACTIVITIES:
Purchase of property and equipment	(813,003)	(1,823,355)	(213,411)
Purchase of investments in securities	(103,660)	(1,651,389)	(200,000)
Proceeds from sales and maturities of investments in securities	—	—	66,925

Net cash used in investing activities	(916,663)	(3,474,744)	(346,486)

FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs	29,614,564	—	—
Proceeds from issuances of common stock, net of commissions and offering costs	10,062,996	90,851,876	31,598,384
Proceeds from exercise of stock options and warrants	9,131,565	9,340,007	45,476
Collection of stock subscriptions receivable	—	580,910	—
Shares surrendered to pay for tax withholding	—	(5,665)	(212,662)

Net cash provided by financing activities	48,809,125	100,767,128	31,431,198

Net (decrease) increase in cash and cash equivalents	(9,764,158)	40,771,095	7,285,457
Cash and cash equivalents at beginning of year	79,542,564	38,771,469	31,486,012

Cash and cash equivalents at end of year	$69,778,406	$79,542,564	$38,771,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$648,875	$—	$—
Income taxes paid	$3,200	$3,200	$4,539
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of common stock, net of offering costs, for stock subscriptions receivable	$—	$—	$580,910
Purchase of property and equipment in accounts payable	$—	$—	$130,622
Issuance of warrants for common stock in connection with notes payable	$1,169,227	$—	$—

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company is also studying AVP-923 for use in other potential indications including pain, agitation and dyskinesia. The Company has initiated a large Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, the Company has initiated a Phase II study evaluating AVP-923 for the treatment of agitation in patients with Alzheimer’s disease.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”). Additional Phase III trials with a modified formulation would need to be completed for approval of this indication.

In February 2012, the Company entered into a license agreement with Concert Pharmaceuticals, Inc. (“Concert”) pursuant to which the Company licensed from Concert exclusive, worldwide rights to develop and commercialize Concert’s deuterium-modified dextromethorphan (“d-DM”) for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other d-DM compounds. The Company believes that d-DM compounds may provide therapeutically effective levels of DM, potentially with the reduced need or elimination of an enzyme inhibitor such as quinidine. The Company intends to explore the utility of d-DM in neurological and psychiatric disorders where dual N-Methyl-D-aspartic acid, or NMDA, antagonists and sigma-1 agonists may be beneficial.

In August 2012, the Company enrolled the first patient in study AVR-131, a Phase II clinical trial investigating the use of AVP-923 for the treatment of agitation in patients with Alzheimer’s disease.

In October 2012, the Company was awarded a grant from the Michael J. Fox Foundation to evaluate the safety and efficacy of AVP-923 for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease.

In November 2012, the Company initiated the first-in-human Phase I clinical trial of AVP-786 (formally known as d-DM). The trial is designed to access the single and multiple dose pharmacokinetics, safety and tolerability of AVP-786 administered to healthy subjects.

In addition to the Company’s focus on products for the central nervous system, the Company also has partnered programs in other therapeutic areas which may generate future income. The Company’s first commercialized product, docosanol 10% cream, (sold in the United States and Canada as Abreva® by the Company’s marketing partner GlaxoSmithKline Consumer Healthcare) is the only over-the-counter treatment for cold sores that has been approved by the FDA. In 2008, the Company licensed all of its monoclonal antibodies and remains eligible to receive milestone payments and royalties related to the sale of these assets.

The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain broader acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; the ability to successfully defend its intellectual property

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights relating to NUEDEXTA; timing and uncertainty of achieving milestones in clinical trials; obtaining approvals by the FDA, European Medicines Agency (“EMA”) and regulatory agencies in other countries; and the progress of the Company’s d-DM development program. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for NUEDEXTA). The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA as well as AVP-923 and the rate of progress being made on such activities.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

2.	Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Avanir Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2012, 2011, and 2010 are herein referred to as fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes. See Note 16, “Subsequent Events” and Note 10, “Commitments and Contingencies – Legal Contingencies.”

Reclassifications

Cost of product sales for fiscal 2011 and 2010 have been reclassed from a component of product gross margin to a component of operating expense in the accompanying consolidated statements of operations in order to conform with the current year presentation.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management include, among others, sales discounts and allowances, provisions for uncollectible receivables, realizability of inventories, valuation of investments, recoverability of long-lived assets, recognition of deferred revenue, share-based compensation expense, determination of expenses in outsourced contracts, and realization of deferred tax assets.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition.

Concentration of credit risk and sources of supply

As of September 30, 2012, $34.4 million of the Company’s cash and cash equivalents were maintained in two separate money market mutual funds, and approximately $35.4 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. Deposits held with financial institutions often exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At September 30, 2012, such uninsured deposits totaled approximately $61.7 million of the $69.8 million of total cash and cash equivalents. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

Property and equipment

Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset. Computer equipment and related software are depreciated over three to five years. Office equipment, furniture and fixtures are depreciated over five years. Manufacturing equipment is depreciated over eight years. Leasehold improvements are amortized over the useful life or remaining lease term, whichever is shorter.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2012 or 2011.

Deferred rent

The Company accounts for rent expense related to operating leases (excluding leases related to exit activities) by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of September 30, 2012 and 2011 was $433,819 and $173,360, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Fair value of financial instruments

At September 30, 2012 and 2011, the Company’s financial instruments include cash and cash equivalents, trade receivables, royalty receivables, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, accrued compensation and payroll taxes, and notes payable. The carrying amount of cash and cash equivalents, trade receivables, royalty receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short- and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

Debt issuance costs and debt discount

Debt issuance costs are stated at cost, net of accumulated amortization in other assets in the consolidated balance sheets. Debt discount is recorded within notes payable in the consolidated balance sheets. Amortization expense of debt issuance costs and the debt discount is calculated using the interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by the Company to a customer are presumed to be a reduction of the selling prices of the Company’s products or services and, therefore, are characterized as a reduction of revenue when recognized in the Company’s consolidated statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third parties. The Company believes the assumptions used to estimate these allowances are reasonable considering known facts and circumstances. However, actual rebates and chargebacks could differ materially from estimated amounts because of, among other factors, unanticipated changes in prescription trends and any change in assumptions affecting sell-through data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

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

As a result of recognizing revenue upon shipment of NUEDEXTA to its wholesalers and other customers, the Company recognized as a one-time adjustment to net product revenue of approximately $1.7 million in fiscal 2012, which was recorded as deferred revenue at September 30, 2011. This increase in net product revenue resulted in a reduction to net loss for the year ended September 30, 2012, of approximately $1.6 million, or a reduction to net loss per share of $0.01.

Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”).    Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer, provided the criteria for revenue recognition have been met. The Company sells the docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. The Company’s contracts for sales of the docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which required the Company to estimate selling prices during fiscal 2012, 2011 and 2010.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When the Company sells its rights to future royalties under license agreements and also maintains continuing involvement in earning such royalties, it defers recognition of any upfront payments and recognizes them as revenues over the life of the license agreement. The Company recognizes revenues for the sale of an undivided interest of its Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GSK for the period to the total remaining royalties the Company expects GSK will pay Drug Royalty USA over the remaining term of the agreement.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations for fiscal 2012, 2011, and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

During fiscal 2012, the Company reduced the estimated forfeiture rate from 7.0% to 5.0%. This change in the estimated forfeiture rates resulted in an increase in share-based compensation expense of approximately $20,000 with no effect on loss per share for fiscal 2012.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense related to all of the Company’s share-based awards for fiscal 2012, 2011 and 2010 was comprised of the following:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Share-based compensation classified as:
Selling, general and administrative expense	$3,912,606	$3,134,396	$2,168,795
Research and development expense	964,876	644,057	578,066

Total	$4,877,482	$3,778,453	$2,746,861

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Share-based compensation expense from:
Stock options	$3,643,210	$2,580,836	$1,265,945
Restricted stock units	1,234,272	1,197,617	1,480,916

Total	$4,877,482	$3,778,453	$2,746,861

Since the Company has a net operating loss carry-forward as of September 30, 2012, 2011, and 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in fiscal 2012, 2011, and 2010 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

Advertising expenses

Advertising costs are expensed as incurred, and these costs are included in both research and development expenses as related to clinical trials, and selling, general and administrative expenses, which include promotional materials for physicians. Advertising costs were approximately $7.3 million, $5.7 million and $1.2 million for fiscal 2012, 2011, and 2010, respectively.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at September 30, 2012 is $3.1 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at September 30, 2012 and 2011.

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

Computation of net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. In the loss periods, the shares of common stock issuable upon exercise of stock options and warrants are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive. There were no restricted shares with right of repurchase excluded from the computation of net loss per share in fiscal 2012, 2011, and 2010.

For fiscal 2012, 2011, and 2010, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Stock options	8,142,468	8,083,896	6,364,265
Stock warrants	1,201,116	6,155,170	12,240,437
Restricted stock units(1)	2,617,188	1,798,213	1,679,341

(1)	Includes 1,600,564, 1,413,481, and 1,158,138 shares of restricted stock in fiscal 2012, 2011, and 2010, respectively, awarded to directors that have vested but are still restricted until the directors resign.

Recent authoritative guidance

Proposed Amendments to Current Accounting Standards.    The Financial Accounting Standard Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued during the first half of calendar 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled for the first half of calendar 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2012 and 2011, the Company’s cash equivalents held in money market mutual funds of approximately $34.4 million and $38.4 million, respectively, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 as defined by the fair value hierarchy noted above.

4.	Restricted Investments in Marketable Securities

Restricted investments in marketable securities at September 30, 2012 and 2011 consist of certificates of deposit, which are classified as held-to-maturity. At September 30, 2012 and 2011, the fair value of these investments approximated their cost basis.

At September 30, 2012 and 2011, restricted investments in marketable securities, classified as current assets, of approximately $1.1 million and $618,300, respectively, consist of two certificates of deposit. The certificates of deposit relate to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013. The certificate of deposit related to the Company’s credit card agreement automatically renews every three months and the certificate of deposit related to the office lease renews automatically every 30 days.

At September 30, 2012, restricted investments in marketable securities, classified as non-current assets, consist of two certificates of deposit totaling approximately $1.3 million, and are related to irrevocable standby letters of credit connected to fleet rentals and an office lease with an expiration date in 2016. These certificates of deposit automatically renew annually.

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

Restricted investments of $66,925 matured in fiscal 2010. No restricted investments matured in fiscal 2012 and 2011.

5.	Inventories

Inventories are comprised of NUEDEXTA finished goods and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan (“DM”) and quinidine (“Q”), as well as the active pharmaceutical ingredient docosanol.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of inventories as of September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011
Raw materials	$1,026,250	$834,049
Work in progress	43,828	32,328
Finished goods	253,761	178,800

Total inventory	1,323,839	1,045,177
Less: current portion	(415,475)	(252,244)

Non-current portion	$908,364	$792,933

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, DM and Q, which will be used in the manufacture of NUEDEXTA capsules in the future. The Company recorded an inventory write-down of approximately $82,000 in fiscal 2011 for the estimated amount of NUEDEXTA that would not be shipped prior to its expiration date. In fiscal 2010, the Company recorded an inventory reserve of approximately $198,000 for docosanol inventory based on estimated usage.

As of September 30, 2012 and 2011, raw materials represent gross raw materials of approximately $1.7 million and $1.5 million, respectively, offset by inventory reserves of approximately $695,000 for each period. Inventory write-downs may be recorded in the future as the Company continues to assess inventory on a periodic basis and due to potential changes in the operating procedures of its contract manufacturers.

The following table presents the activity in inventory reserves for the last three fiscal years:

	Balance at September 30, 2011	Additional Reserves	Usage	Balance at September 30, 2012
Reserve for excess and obsolete inventory
Reserve for NUEDEXTA	$82,363	$—	$(25,283)	$57,080
Reserve for docosanol	316,400	—	—	316,400
Reserve for DM and Q	378,829	—	—	378,829

Total	$777,592	$—	$(25,283)	$752,309

	Balance at September 30, 2010	Additional Reserves	Usage	Balance at September 30, 2011
Reserve for excess and obsolete inventory
Reserve for NUEDEXTA	$—	$82,363	$—	$82,363
Reserve for docosanol	316,400	—	—	316,400
Reserve for DM and Q	383,000	—	(4,171)	378,829

Total	$699,400	$82,363	$(4,171)	$777,592

	Balance at September 30, 2009	Additional Reserves	Usage	Balance at September 30, 2010
Reserve for excess and obsolete inventory
Reserve for docosanol	$118,760	$197,640	$—	$316,400
Reserve for DM and Q	383,000	—	—	383,000

Total	$501,760	$197,640	$—	$699,400

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment as of September 30, 2012 and 2011 consist of the following:

	September 30, 2012			September 30, 2011
	Gross Carrying Value	Accumulated Depreciation	Net	Gross Carrying Value	Accumulated Depreciation	Net
Computer equipment and related software	$2,534,289	$(1,737,693)	$796,596	$2,053,552	$(1,292,892)	$760,660
Leasehold improvements	299,032	(66,494)	232,538	109,348	(6,687)	102,661
Office equipment, furniture and fixtures	1,426,647	(756,530)	670,117	1,409,065	(577,057)	832,008
Manufacturing equipment	125,000	(15,657)	109,343	—	—	—

Total property and equipment	$4,384,968	$(2,576,374)	$1,808,594	$3,571,965	$(1,876,636)	$1,695,329

Depreciation and amortization expense associated with property and equipment was approximately $700,000, $438,000, and $205,000 for fiscal 2012, 2011, and 2010, respectively. In fiscal 2011, approximately $574,000 of office equipment was disposed of as it was determined to no longer be in use. The loss on disposal related to the net book value of approximately $9,000 is included in “other, net” on the accompanying consolidated statements of operations.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Accrued royalties, rebates, chargebacks, and distribution fees(1)	$2,851,140	$595,595
Accrued research and development expenses	1,222,140	901,252
Accrued selling, general and administrative expenses	2,170,142	978,605
Other liabilities	1,416,429	195,739
Lease restructuring liability(2)	68,487	334,269

Total accrued expenses and other liabilities	7,728,338	3,005,460
Less: current portion	(7,062,159)	(2,936,973)

Non-current total accrued expenses and other liabilities	$666,179	$68,487

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.
(2)	Restructuring expenses recorded in fiscal 2007 included recognition of the estimated loss due to the exit of the Company’s leases of approximately $2.1 million.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the restructuring activities in fiscal 2012:

	Balance at September 30, 2011	Payments/ Reductions	Balance at September 30, 2012
Accrued restructuring
Total lease restructuring liability	$334,269	$(265,782)	$68,487
Less current portion	(265,782)		(68,487)

Non-current portion	$68,487		$—

The following table presents the restructuring activities in fiscal 2011:

	Balance at September 30, 2010	Payments/ Reductions	Balance at September 30, 2011
Accrued restructuring
Lease restructuring liability	$632,879	$(298,610)	$334,269
Less current portion	(298,610)		(265,782)

Total	$334,269		$68,487

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenues

The following table sets forth as of September 30, 2012 and 2011 the net deferred revenue balances for NUEDEXTA product shipments and the Company’s sale of future Abreva® royalty rights to Drug Royalty USA.

	NUEDEXTA
	Product Shipments, Net	Drug Royalty USA Agreement	Total
Net deferred revenues as of October 1, 2011	$1,652,788	$6,138,628	$7,791,416
Changes during the period:
Shipments, net	5,968,371	—	5,968,371
Recognized as revenues during period	(5,766,315)	(2,089,310)	(7,855,625)
Recognized as a result of a change in accounting estimate(1)	(1,854,844)	—	(1,854,844)

Net deferred revenues as of September 30, 2012	$—	$4,049,318	$4,049,318

Classified and reported as:
Current portion of deferred revenues	$—	$2,557,464	$2,557,464
Deferred revenues, net of current portion	—	1,491,854	1,491,854

Total deferred revenues	$—	$4,049,318	$4,049,318

Net deferred revenues as of October 1, 2010	$—	$8,476,831	$8,476,831
Changes during the period:
Shipments, net	8,098,750	—	8,098,750
Recognized as revenues during period	(6,445,962)	(2,338,203)	(8,784,165)

Net deferred revenues as of September 30, 2011	$1,652,788	$6,138,628	$7,791,416

Classified and reported as:
Current portion of deferred revenues	$1,652,788	$2,087,226	$3,740,014
Deferred revenues, net of current portion	—	4,051,402	4,051,402

Total deferred revenues	$1,652,788	$6,138,628	$7,791,416

(1)	The amount ultimately recognized as net product sales was approximately $1.7 million due to other discounts and allowances, including, but not limited to, rebates, chargebacks and co-pay assistance totaling approximately $191,000.

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

Drug Royalty Agreement — In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GSK for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until later of

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 13, 2013 or until the expiration of the patent for Abreva on April 30, 2014. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. In fiscal 2012, 2011, and 2010, the Company recognized royalties related to the annual net Abreva sales in excess of $62 million in the amount of approximately $1.6 million, $1.5 million and $942,000, respectively, which is included in the accompanying consolidated statements of operations as revenues from royalties.

In the fourth quarter of fiscal 2010, the Company recorded a cumulative non-cash adjustment to correct an immaterial error related to previously recorded deferred royalty revenue related to the GSK license agreement. The total cumulative non-cash adjustment recorded in the fourth quarter was a decrease in revenue of $797,000 which resulted in net revenues of $2.9 million for fiscal 2010.

Revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. The Company classified the proceeds received from Drug Royalty USA as deferred revenue, and is recognizing the revenue over the life of the license agreement because of the Company’s continuing involvement over the term of the Drug Royalty Agreement. Such continuing involvement includes overseeing the performance of GSK and its compliance with the covenants in the GSK License Agreement, monitoring patent infringement, adverse claims or litigation involving Abreva, and undertaking to find a new license partner in the event that GSK terminates the agreement. The Drug Royalty Agreement contains both covenants and events of default that require such performance on the Company’s part. Therefore, nonperformance on the Company’s part could result in default of the arrangement, and could give rise to additional rights in favor of Drug Royalty USA under a separate security agreement with Drug Royalty USA, which could result in loss of the Company’s rights to share in future Abreva royalties if wholesale sales by GSK exceed $62 million a year. The deferred revenue is being recognized as revenue using the “units-of-revenue method” over the life of the license agreement. Based on a review of the Company’s continuing involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.

In October 2010, AVP-21D9 for the treatment of inhalation anthrax was granted Orphan Drug Designation and Fast Track Designation. Emergent has completed a Phase I clinical trial for AVP-21D9 and further development is suspended pending additional funding.

9.	Notes Payable

On May 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. The Company will make monthly payments of interest only until July 1, 2013, or upon meeting certain conditions, until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted as interest expense over the term of the debt using the interest method and the related liability is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate of 1.8%. The fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the year ended September 30, 2012 debt discount amortization was approximately $180,000.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the occurrence of certain material adverse changes, and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of September 30, 2012, the Company was in compliance with all the covenants in the Loan Agreement.

10.	Commitments and Contingencies

Operating lease commitments. The Company leases approximately 30,000 square feet of office space in Aliso Viejo, California. The lease has scheduled rent increases each year and expires in November 2016. As of September 30, 2012, the financial commitment for the remainder of the term of the lease is approximately $3.3 million.

The Company leases approximately 30,370 square feet of office and lab space in San Diego, California. The lease has scheduled rent increases each year and expires in January 2013. All 30,370 square feet of office and lab space is subleased through January 14, 2013. The sublease has scheduled rent increases each year. As of September 30, 2012, the financial commitment for the remainder of the term of the lease is approximately $400,000 (excluding the benefit of approximately $300,000 of payments to be received from the subleases). The Company delivered an irrevocable standby letter of credit to the lessor in the amount of approximately $402,000, to secure the Company’s performance under the lease (see Note 4).

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense, excluding common area charges and other costs, was approximately $2.0 million, $1.9 million and $1.6 million in fiscal 2012, 2011, and 2010, respectively. Sublease rent income totaled approximately $997,000, $961,000 and $889,000 in fiscal 2012, 2011 and 2010, respectively. Future minimum rental payments under non-cancelable operating lease commitments as of September 30, 2012 are as follows:

Year Ending September 30,	Minimum Payments	Less Payments to be Received from Subleases	Net Payments
2013	$1,168,141	$(281,801)	$886,340
2014	816,527	—	816,527
2015	806,794	—	806,794
2016	830,997	—	830,997
2017	141,593	—	141,593
Thereafter	—	—	—

Total	$3,764,052	$(281,801)	$3,482,251

Legal contingencies.

NUEDEXTA ANDA Litigation

In fiscal 2011 and January 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“‘282 Patent”) and RE 38,115 (“‘115 Patent”), which expire in August 2026 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, the Company also filed a protective suit in the U.S District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by the Company in May 2012. In August and September 2012, the Company received Paragraph IV certification notices from the Defendants contending that its newly issued patent (U.S. Patent 8,227,484 (“‘484 Patent”), issued July 24, 2012, which expires July 17, 2023) recently listed in the FDA Orange Book is invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. In September and October 2012, the Company filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, ‘the 484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced that it completed the acquisition of Actavis. As of the date of this filing, the Company has not been notified of any change to the ANDA Actions as a result of this acquisition.

On December 3, 2012, the Company received a Memorandum Opinion and Order (the “Order”) issued by Judge Leonard P. Stark of the United States District Court for the District of Delaware (the “Court”) related to the Markman hearing held October 5, 2012 in the Company’s ongoing patent infringement case against the Defendants.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Order establishes the meaning of the five patent claim terms in dispute between the parties. After comprehensive briefing and oral argument, Judge Stark’s Order adopted the Company’s proposed or stipulated patent term constructions.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ‘282, ‘484 and ‘115 patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these matters.

Alamo and Azur Litigation

In October 2011, Neal R. Cutler, M.D., the founder of Alamo Pharmaceuticals, LLC (“Alamo”), filed a lawsuit in California Superior Court against Azur Pharma International III Limited and Azur Pharma Limited (“Azur Ltd.”) (collectively, “Azur”) and Avanir (the “Cutler Action”). The Company purchased Alamo in 2006 to acquire rights to FazaClo, an approved anti-psychotic drug. In connection with this acquisition of Alamo, the Company agreed to provide the Alamo equity holders, including Dr. Cutler, with milestone payments tied to the aggregate net revenues of FazaClo. In 2007, the Company sold FazaClo and its related assets and operations to Azur. In connection with this sale, Azur agreed to assume the milestone payment obligations due to Dr. Cutler under the Alamo purchase agreement, although the Company could remain liable for these payments if Azur defaults on these obligations. In the Cutler Action, Dr. Cutler alleges a breach of contract and a breach of implied covenant of good faith and fair dealing. Dr. Cutler alleges that Azur has failed to make certain information reasonably available to Dr. Cutler and has withheld payments to which Dr. Cutler is entitled. Dr. Cutler alleges that Avanir has acquiesced in this conduct, and Dr. Cutler seeks to hold both Azur and Avanir liable for these actions. Azur Ltd. and Jazz Pharmaceuticals, Inc. entered into a business combination creating Jazz Pharmaceuticals, plc (“Jazz”). As successor in interest to Azur Ltd., Jazz agreed to indemnify Avanir in full for the claims asserted in the Cutler Action.

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

Guarantees and Indemnities.    The Company indemnifies its directors, officers and certain executives to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, wholesale

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution agreements, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have Avanir pay for the costs associated with the defense and settlement of claims, typically in circumstances where Avanir has failed to meet its contractual performance obligations in some fashion.

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 30, 2012 and 2011.

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

Concert Pharmaceuticals, Inc. — The Company holds the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – 6.0 million, $1.5 – 15.0 million, and $25.0 – 60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1 billion annually. As of September 30, 2012, no milestones have been achieved and no amounts have been accrued or expensed related to this agreement.

11.	Stockholders’ Equity

Preferred stock

In March 2009, the Board of Directors approved a stockholder rights plan (the “Plan”) that provides for the issuance of Series A junior participating preferred stock to each stockholder of record under certain circumstances. None of the Series A junior participating preferred stock was outstanding on September 30, 2012 and 2011. The Plan provided for a dividend distribution of one preferred share purchase right (the “Right”) on each outstanding share of common stock, payable on shares outstanding as of March 20, 2009 (the “Record Date”). All shares of common stock issued by the Company after the Record Date have been issued with such Rights attached. Subject to limited exceptions, the Rights would become exercisable if a person or group acquires 20% or more of the Company’s common stock or announces a tender offer for 20% or more of the Company’s common stock (a “Trigger Event”).

Avanir Pharmaceuticals, Inc.

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

Common stock

Fiscal 2012.    On July 30, 2009, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), providing for the sale of up to 12,500,000 shares of common stock from time to time into the open market at prevailing prices. Pursuant to the Sales Agreement, sales of common stock are made in such quantities and on such minimum price terms as the Company may set from time to time. During fiscal 2012, 3,668,656 shares of common stock were sold under the Sales Agreement at an average price of $2.81 per share raising proceeds of approximately $10.3 million ($10.1 million after offering expenses, including commissions). As of September 30, 2012, a total of 12,355,166 shares of common stock were sold under the Sales Agreement at an average price of $2.83 per share raising gross proceeds of approximately $35.0 million ($33.8 million after offering expenses, including commissions).

In August 2012, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25,000,000 worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into with Cowen in August 2012. As of the September 30, 2012, no shares have been sold pursuant to this facility.

During fiscal 2012, the Company received proceeds of approximately $7.8 million from the exercise of warrants to purchase 5,445,061 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share.

During fiscal 2012, the Company issued 204,176 shares of common stock in connection with the vesting of restricted stock units and 1,673,811 shares of the Company’s common stock upon the exercise of outstanding options resulting in proceeds of approximately $1.3 million.

During fiscal 2012, restricted stock unit awards for a total of 187,083 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also during fiscal 2011, the Company issued 814,454 shares of common stock upon the exercise of outstanding options resulting in proceeds of approximately $638,000.

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

Also during fiscal 2010, the Company issued 55,836 shares of common stock upon the exercise of outstanding options resulting in proceeds of approximately $45,000.

Warrants

During fiscal 2012, the Company issued warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share in connection with the financing transaction in May 2012. (See Note 9, “Notes Payable”). All of the warrants are outstanding and exercisable at September 30, 2012. The warrants expire in May 2022.

During fiscal 2012, the Company received proceeds of approximately $7.8 million from the exercise of warrants to purchase 5,445,061 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share. As of September 30, 2012, warrants to purchase 710,109 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants expire in April 2013. The warrants outstanding at September 30, 2012 are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.

During fiscal 2011, the Company received proceeds of approximately $8.7 million from the exercise of warrants to purchase 6,085,267 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share.

A following table summarizes all warrant activity for fiscal 2012 and 2011:

	Shares of Common Stock Purchasable Upon Exercise of Warrants	Weighted Average Exercise Price per Share	Range of Exercise Prices
Outstanding, October 1, 2010	12,240,437	$1.43	$1.43
Exercised	(6,085,267)	$1.43	$1.43

Outstanding, September 30, 2011	6,155,170	$1.43	$1.43
Issued	491,007	$2.78	$2.78
Exercised	(5,445,061)	$1.43	$1.43

Outstanding, September 30, 2012	1,201,116	$1.98	$1.43-$2.78

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of common stock issued for fiscal 2012, 2011, and 2010 is shown in the table below:

Common Stock Issued and		Common Stock	Gross Amount	Average Price
Stock Options and Warrants Exercised	Date	Shares	Received(1)	per Share(2)
Fiscal year ended September 30, 2012:
Registered offering of common stock	Various	3,668,656	$10,314,715	$2.81
Warrant exercises	Various	5,445,061	7,786,437	$1.43
Restricted stock units	Various	204,176	—	$—
Stock option exercises	Various	1,673,811	1,345,128	$0.80

Total		10,991,704	$19,446,280

Fiscal year ended September 30, 2011:
Registered offering of common stock	Sept. 2011	1,092,000	$3,218,780	$2.95
Registered offering of common stock	Nov. 2010	20,000,000	88,000,000	$4.40
Registered offering of common stock	Various	1,235,000	5,489,893	$4.45
Warrant exercises	Various	6,085,267	8,701,931	$1.43
Restricted stock units	Various	252,941	—	$—
Stock option exercises	Various	814,454	638,076	$0.78

Total		29,479,662	$106,048,680

Fiscal year ended September 30, 2010:
Registered offering of common stock	May 2010	10,000,000	$27,500,000	$2.75
Registered offering of common stock	Various	1,746,160	5,188,704	$2.97
Restricted stock units	Various	1,185,258	—	$—
Stock option exercises	Various	55,836	45,476	$0.81

Total		12,987,254	$32,734,180

(1)	Amount received represents the amount before the cost of financing and underwriter’s discount.
(2)	Average price per share has been rounded to two decimal places.

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

During fiscal 2012, 2011, and 2010, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Under the Plans, as of September 30, 2012, the Company had an aggregate of 21,097,632 shares of common stock reserved for issuance. Of those shares, 10,759,656 were subject to outstanding options and other awards and 10,337,976 shares were available for future grants of share-based awards. The Company may also issue share-based awards outside of

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Plans. As of September 30, 2012, there were no options to purchase shares of common stock that were issued outside of the Plans (inducement option grants). None of the share-based awards is classified as a liability as of September 30, 2012.

2005 Equity Incentive Plan.    On March 17, 2005, the Company’s stockholders approved the adoption of the 2005 Plan that initially provided for the issuance of up to 500,000 shares of common stock, plus an annual increase beginning in fiscal 2006 equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, (b) 325,000 shares of common stock, or (c) such lesser number of shares of common stock as the Board of Directors shall determine. Pursuant to the provisions of annual increases, the number of authorized shares of common stock for issuance under the 2005 Plan increased by 273,417 shares effective November 16, 2005, 317,084 shares effective November 30, 2006, and an additional 325,000 shares effective for each date of December 4, 2007, November 6, 2008, November 11, 2009, November 10, 2010, and November 10, 2011 to a total of 2,715,501 shares. In February 2006, the Company’s stockholders eliminated the limitation on the number of shares of common stock that may be issued as restricted stock under the 2005 Plan. The 2005 Plan allows the Company to grant options, restricted stock awards and stock appreciation rights to the Company’s directors, officers, employees and consultants. As of September 30, 2012, 674,382 shares of common stock remained available for issuance under the 2005 Plan.

2003 Equity Incentive Plan.    On March 13, 2003, the Board of Directors approved the adoption of the 2003 Plan that provides for the issuance of up to 625,000 shares of common stock, plus an annual increase beginning January 2004 equal to the lesser of (a) 5% of the number of shares of common stock outstanding on the immediately preceding December 31, or (b) a number of shares of common stock set by the board of directors. Pursuant to the provisions of annual increases, the number of authorized shares of common stock for issuance under the 2003 Plan increased by 1,528,474 shares effective November 30, 2005, 1,857,928 shares effective August 3, 2007, 2,158,220 shares effective February 21, 2008, 3,911,352 shares effective February 19, 2009, 4,158,905 shares effective February 18, 2010, 4,255,003 shares effective February 7, 2011, and an additional 4,642,723 effective February 16, 2012 to a total of 23,137,605 shares. Of the additional 3,911,352 shares effective February 19, 2009, the Board of Directors provided that no more than 2,346,811 shares would be available to grant in calendar 2009. The 2003 Plan allows the Company to grant options, restricted stock awards and stock appreciation rights to the Company’s directors, officers, employees and consultants. As of September 30, 2012, 9,663,594 shares of common stock remained available for issuance under the 2003 Plan.

Stock Options.    Stock options are granted with an exercise price equal to the current market price of the Company’s common stock at the grant date and have 10-year contractual terms. For options awards, typically 25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). Summaries of stock options outstanding and changes during fiscal 2012 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding September 30, 2011	8,083,896	$2.46
Granted	2,396,917	$2.33
Exercised	(1,673,811)	$0.80
Forfeited	(664,534)	$3.54

Outstanding September 30, 2012	8,142,468	$2.67	7.7	$8,035,346

Vested and expected to vest in the future,
September 30, 2012	7,855,002	$2.67	7.7	$7,839,787

Exercisable, September 30, 2012	3,455,946	$2.80	6.6	$4,110,092

The weighted average grant-date fair values of options granted during fiscal 2012, 2011, and 2010 were $1.89, $3.18 and $1.56 per share, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $3.7 million, $2.5 million and $116,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of September 30, 2012, the total unrecognized compensation cost related to options was approximately $8.9 million, which is expected to be recognized over a weighted-average period of 2.5 years, based on the vesting schedules.

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

Assumptions used in the Black-Scholes model for options granted during fiscal 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Expected volatility	103.7% — 108.7%	103.7% — 108.0%	104.6% — 105.3%
Weighted-average volatility.	107.9%	107.7%	105.0%
Average expected term in years	5.8	5.8	5.6
Risk-free interest rate (zero coupon U.S. Treasury Note) .	0.9% — 1.3%	1.1% — 2.5%	1.6% — 2.7%
Expected dividend yield	0%	0%	0%

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.47-$0.79	401,480	6.2	$0.53	295,526	$0.53
$0.88	869,178	5.8	$0.88	613,236	$0.88
$1.20-$1.74	1,442,960	6.9	$1.70	980,274	$1.68
$1.80-$2.08	1,563,142	9.1	$1.86	65,313	$1.96
$2.41-$4.18	3,604,271	8.4	$3.47	1,240,160	$3.45
$4.60-$15.84	261,437	2.9	$11.19	261,437	$11.19

	8,142,468	7.7	$2.67	3,455,946	$2.80

Restricted stock units (“RSU”).    RSUs granted to employees generally vest 25% on the first anniversary of the grant date and the remaining 75% of the RSUs vest quarterly in equal installments thereafter over the following three years, RSUs granted to directors generally vest monthly over one year and may not be sold or transferred until the awardee’s termination of service. The following table summarizes the RSU activities for fiscal 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, October 1, 2011	384,663	$3.50
Granted	1,104,725	$2.15
Vested	(391,259)	$3.17
Forfeited	(81,505)	$2.58

Unvested, September 30, 2012	1,016,624	$2.23

The weighted average grant-date fair value of RSUs granted during fiscal 2012, 2011, and 2010 was $2.15, $4.12 and $2.00 per unit, respectively. The fair value of RSUs vested during fiscal 2012, 2011, and 2010 was approximately $1.2 million, $1.1 million and $2.2 million, respectively. As of September 30, 2012, the total unrecognized compensation cost related to unvested stock units was approximately $1.8 million, which is expected to be recognized over a weighted-average period of 3.2 years, based on the vesting schedules and assuming no forfeitures.

At September 30, 2012, there were 1,600,564 shares of restricted stock with a weighted-average grant date fair value of $1.97 per share awarded to directors that have vested but are still restricted until the directors resign. In fiscal 2012, 2011, and 2010, 187,083, 255,343 and 465,689 shares of restricted stock, respectively, vested but remained restricted.

During fiscal 2012, the Company granted performance-based RSUs (“Performance RSUs”) to purchase 612,042 shares of common stock from the 2003 Stock Option Plan. The Performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2012 revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the date the performance goal is achieved (“Achievement Date”), with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At September 30, 2012, the performance goal had been met and the 573,532 Performance RSUs outstanding have begun to vest.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, during fiscal 2012, the Company granted Performance RSUs to purchase 30,000 shares of common stock from the 2003 Stock Option Plan. The Performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the Achievement Date, with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At September 30, 2012, the performance goal had not been met and all 30,000 Performance RSUs were outstanding.

During fiscal 2011, the Company granted Performance RSUs to purchase up to 166,813 shares of the Company’s common stock. The grant date fair value of these awards was $4.18 per share. The RSUs have a performance goal that determines the actual number of shares to be awarded. If the goal is met by the target date, no shares are forfeited. If the goal is met within two months after the target date, 25% of the shares will be forfeited and if the goal is not met within two months after the target date, all shares will be forfeited. As of September 30, 2011, the performance goal had been achieved and no shares were forfeited. The shares vest 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date.

During fiscal 2010, the Company awarded an RSU representing the right to acquire a total of 120,000 shares of common stock to a non-employee. The grant date fair value of this award was $2.08 per share. The restricted stock units vested on October 15, 2011, and were re-measured at each balance sheet date and again on the date vested at $3.22 per share.

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

12.	Research, License, Supply and Other Agreements

Center for Neurologic Study — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During fiscal 2012 and 2011, royalties of approximately $1.8 million and $309,000, respectively, are recorded to cost of product sales in the accompanying consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HBI Docosanol License Agreement — In July 2006, the Company entered into an exclusive license agreement with Healthcare Brands International, pursuant to which the Company granted to HBI the exclusive rights to develop and commercialize docosanol 10% in the following countries: Austria, Belgium, Czech Republic, Estonia, France, Germany, Hungary, Ireland, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Russia, Slovakia, Slovenia, Spain, Ukraine and the United Kingdom. The HBI License Agreement automatically expires on a country-by-country basis upon the later to occur of (a) the 15th anniversary of the first commercial sale in each respective country in the Licensed Territory or (b) the date the last claim of any patent licensed under the HBI License Agreement expires or is invalidated that covers sales of licensed products in each such country in the Licensed Territory. The Company did not receive any payments under the HBI License Agreement during fiscal 2012, 2011 or 2010.

GlaxoSmithKline Subsidiary, SB Pharmco Puerto Rico, Inc.    On March 31, 2000, the Company signed an exclusive license agreement with GSK for rights to manufacture and sell Abreva (docosanol 10% cream) as an over-the-counter product in the United States and Canada as a treatment for cold sores. Under the terms of the license agreement, GSK Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in the U.S. and Canada. The terms of the license agreement provide for the Company to earn royalties on product sales. In October 2000 and August 2005, GSK launched Abreva in the United States and Canada, respectively. All milestones under the agreement were earned and paid prior to fiscal 2003. During fiscal 2003, the Company sold an undivided interest in the GSK license agreement to Drug Royalty with a term until the later of December 13, 2013 or until the expiration of the patent for Abreva on April 30, 2014. (See Note 8, “Deferred Revenues/Sale of Licenses.”)

Azur Pharma.    In August 2007, the Company entered into a license agreement with Azur, where the Company could receive up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. During fiscal 2012, 2011 and 2010, the Company recorded royalty revenues of approximately $492,000, $527,000 and $516,000 in connection with this agreement. As of September 30, 2012, the Company had received $2.0 million in royalties related to annual revenue in excess of $17.0 million and no further royalties will be recognized related to this license agreement.

P.N. Gerolymatos SA. (“Gerolymatos”).    In May 2004, the Company signed an exclusive agreement with Gerolymatos giving them the rights to manufacture and sell docosanol 10% cream as a treatment for cold sores in Greece, Cyprus, Turkey and Romania. Under the terms of the agreement, Gerolymatos will be responsible for all sales and marketing activities, as well as manufacturing and distribution of the product. The terms of the agreement provide for the Company to receive a license fee, royalties on product sales and milestones related to product approvals in Greece, Cyprus, Turkey and Romania. This agreement will continue until the latest of the 12th anniversary of the first commercial sale in each of those respective countries, or the date that the patent expires, or the last date of the expiration of any period of data exclusivity in those countries. Gerolymatos is also responsible for regulatory submissions to obtain marketing approval of the product in the licensed territories. Less than $1,000 was recognized in royalty revenue from this agreement in fiscal 2012 and 2011. In fiscal 2010, the Company recognized royalty revenue from product sales of approximately $1,800.

Non-anthrax related antibodies.    In September 2008, the Company entered into an Asset Purchase Agreement with a San Diego based biotechnology company for the sale of non-anthrax related antibodies as well as the

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining equipment and supplies associated with the Xenerex Technology platform. No licensing revenue was recorded in fiscal 2012, 2011 and 2010 associated with this agreement.

13.	Income Taxes

Components of the income tax provision are as follows for the fiscal years ended September 30, 2012, 2011 and 2010:

	2012	2011	2010
Current:
State	$3,200	$3,200	$3,200

Deferred:
Federal	(15,486,906)	(18,297,582)	(4,744,248)
State	(2,731,249)	(2,020,800)	(1,703,786)

	(18,218,155)	(20,318,382)	(6,448,034)

Increase in deferred income tax asset valuation allowance	18,218,155	20,318,382	6,448,034

Total income tax provision	$3,200	$3,200	$3,200

Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax balance are as follows:

	September 30,
	2012	2011	2010
Net operating loss carryforwards	$135,430,308	$117,027,433	$97,127,486
Deferred revenue	1,570,370	2,960,454	3,336,963
Research credit carryforwards	11,202,848	11,560,603	11,283,223
Capitalized research and development costs	99,671	263,942	714,010
Capitalized license fees and patents	2,017,029	2,342,589	2,744,311
Share-based compensation and options	6,979,532	5,586,697	4,514,473
Foreign tax credits	—	595,912	595,912
Other	2,579,478	1,480,613	703,544

Deferred income tax assets	159,879,236	141,818,243	121,019,922

Deferred tax liabilities:
Other	(322,779)	(479,941)	(2)

Deferred tax liabilities	(322,779)	(479,941)	(2)

Less valuation allowance for net deferred income tax assets	(159,556,457)	(141,338,302)	(121,019,920)

Net deferred tax assets / (liabilities)	$—	$—	$—

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has provided a full valuation allowance against the net deferred income tax assets recorded as of September 30, 2012, 2011 and 2010 as the Company concluded that they are unlikely to be realized. As of September 30, 2012 the Company had federal and state net operating loss carryforwards of $354,400,000 and $298,800,000, respectively. As of September 30, 2012 the Company had federal and California research and development credits of $6,900,000 and $6,500,000, respectively. The net operating loss and research credit carryforwards will expire on various dates through 2029, unless previously utilized. The Company also has no foreign tax credit carryforwards at September 30, 2012. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss and credit carryforwards that the Company may use in any year.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the fiscal years ended September 30:

	2012	2011	2010
Federal statutory rate	(34)%	(34)%	(34)%
Increase in deferred income tax asset valuation allowance	31	34	24
State income taxes, net of federal effect	(5)	(4)	(5)
Research and development credits	1	0	0
Expired net operating loss and other credits	6	4	15
Other	1	0	0

Effective income tax rate	0%	0%	0%

14.	Employee Savings Plan

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 50% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan. However, the Company voluntarily contributed approximately $412,000, $204,000 and $58,000 in fiscal 2012, 2011, and 2010, respectively, to the plan.

15.	Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for fiscal 2012, 2011, and 2010 are attributed to the United States. All long-lived assets at September 30, 2012 and 2011 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 89% and 91% of total revenues in fiscal 2012 and fiscal 2011, respectively. There were no net product sales in fiscal 2010. In addition, the three wholesalers accounted for 91% trade receivables at September 30, 2012 and 2011.

Less than 10% of the Company’s total revenues in fiscal 2012 were derived from a license agreement with GSK and the sale of rights to royalties under that agreement. Royalties form GSK were approximately 37% and 82% of total revenues in fiscal 2011 and 2010, respectively. Less than 10% of the Company’s total revenues was derived from royalties from Azur in fiscal 2012 and 2011. Royalties from Azur totaled approximately 18% of total revenues in fiscal 2010.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subsequent Events

From October 1, 2012 through December 5, 2012, 322,386 shares were issued related to restricted stock units that were outstanding at September 30, 2012.

From October 1, 2012 through December 5, 2012, 72,185 shares were issued pursuant to a cashless exercise of 437,050 warrants that were outstanding at September 30, 2012.

* * * * *