Form 10-Q
period 2012-12-31
AVANIR PHARMACEUTICALS, INC.
filed 2013-02-08
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, the registrant had 137,195,099 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,942,618	$69,778,406
Trade receivables, net	6,834,022	7,231,759
Inventories, net	378,244	415,475
Prepaid expenses	2,139,733	1,569,255
Other current assets	1,946,170	865,335
Current portion of restricted investments in marketable securities	1,054,463	1,054,463

Total current assets	69,295,250	80,914,693
Restricted investments in marketable securities, net of current portion	1,303,938	1,302,136
Property and equipment, net	1,789,140	1,808,594
Non-current inventories, net	908,364	908,364
Other assets	665,159	1,078,009

TOTAL ASSETS	$73,961,851	$86,011,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,015,677	$2,932,961
Accrued expenses and other liabilities	6,403,601	7,062,159
Accrued compensation and payroll taxes	3,905,179	5,603,546
Current portion of deferred royalty revenues	2,557,464	2,557,464
Current portion of note payable, net of debt discount	4,949,972	2,162,263

Total current liabilities	21,831,893	20,318,393
Accrued expenses and other liabilities, net of current portion	869,722	666,179
Notes payable, net of current portion and debt discount	24,048,825	26,698,263
Deferred royalty revenues, net of current portion	1,017,247	1,491,854

Total liabilities	47,767,687	49,174,689

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2012 and September 30, 2012	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 137,195,099 and 136,435,492 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	13,719	13,643
Additional paid-in capital	463,316,553	461,883,490
Accumulated deficit	(437,136,108)	(425,060,026)

Total stockholders’ equity	26,194,164	36,837,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,961,851	$86,011,796

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2012	2011
REVENUES
Net product sales	$14,879,262	$5,488,763
Revenues from royalties	1,626,010	1,676,120
Revenues from research grant services	15,000	—

Total revenues	16,520,272	7,164,883

OPERATING EXPENSES
Cost of product sales	838,129	309,803
Cost of research grant services	9,398	—
Research and development	6,648,091	3,744,515
Selling and marketing	13,522,419	13,782,837
General and administrative	6,538,403	5,292,182

Total operating expenses	27,556,440	23,129,337

Loss from operations	(11,036,168)	(15,964,454)

OTHER INCOME (EXPENSE)
Interest income	19,331	14,291
Interest expense	(1,059,245)	—
Other, net	—	4,006

Net loss	$(12,076,082)	$(15,946,157)

Basic and diluted net loss per share	$(0.09)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	136,772,557	127,934,257

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(12,076,082)	$(15,946,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,115	142,010
Amortization of debt discount and debt issuance costs	163,446	—
Share-based compensation expense	1,407,008	1,162,037
Changes in operating assets and liabilities:
Trade receivables, net	397,737	(493,081)
Inventories, net	37,231	(253,623)
Prepaid expenses and other assets	(1,263,638)	(1,422,335)
Accounts payable	1,082,716	(346,782)
Accrued expenses and other liabilities	(455,015)	989,835
Accrued compensation and payroll taxes	(1,698,367)	(1,293,584)
Deferred product revenues, net	—	202,056
Deferred royalty revenues	(474,607)	(367,414)

Net cash used in operating activities	(12,680,456)	(17,627,038)

INVESTING ACTIVITIES:
Purchase of property and equipment	(179,661)	(50,013)
Purchase of investments in securities	(1,802)	(2,617)

Net cash used in investing activities	(181,463)	(52,630)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	—	3,097,324
Proceeds from exercise of stock options and warrants	26,131	8,207,987

Net cash provided by financing activities	26,131	11,305,311

Net decrease in cash and cash equivalents	(12,835,788)	(6,374,357)
Cash and cash equivalents at beginning of period	69,778,406	79,542,564

Cash and cash equivalents at end of period	$56,942,618	$73,168,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$671,250	$—
Income taxes paid	$3,200	$—

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q. These condensed consolidated financial statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

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

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Avanir is a pharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. In October 2010, the U.S. Food and Drug Administration (“FDA”) approved NUEDEXTA ® (referred to as AVP-923 during clinical development), a unique proprietary combination of dextromethorphan and low-dose quinidine, for the treatment of pseudobulbar affect (“PBA”). The Company commenced promotion of NUEDEXTA in the United States in February 2011 and is currently pursuing approval of NUEDEXTA in Europe.

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

The Company is also developing AVP-786, a drug product containing deuterium-modified dextromethorphan, (“d-DM”) for the potential treatment of neurologic and psychiatric disorders. In February 2013, the Company completed the first of a two-stage pharmacokinetic study with AVP-786. Based on interim data, the Company believes that it has identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. The Company has requested a meeting with the FDA to discuss the full development path for AVP-786.

In October 2012, the Company was awarded a grant from the Michael J. Fox Foundation to evaluate the safety and efficacy of AVP-923 for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain (“DPN pain”) with positive results. Additional Phase III trials using AVP-923 or AVP-786 would need to be completed for approval of this indication.

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

The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain broader acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; the ability to successfully defend its intellectual property rights relating to NUEDEXTA; timing and uncertainty of achieving milestones in clinical trials; obtaining approvals by the FDA, European Medicines Agency (“EMA”) and regulatory agencies in other countries; and the progress of the Company’s d-DM development program. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for NUEDEXTA. The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA, AVP-923 and AVP-786 and the rate of progress being made on such activities.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

Significant Accounting Policies

The following represents an update for the three months ended December 31, 2012 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Concentration of credit risk and sources of supply

As of December 31, 2012, $34.4 million of the Company’s cash and cash equivalents were maintained in two separate money market mutual funds, and approximately $22.6 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. Deposits held with financial institutions often exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2012, such uninsured deposits totaled approximately $51.7 million of the $56.9 million of total cash and cash equivalents. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

The Company currently has sole suppliers for the active pharmaceutical ingredients for NUEDEXTA and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom and available from only a limited number of sources. Any material disruption in manufacturing could cause a delay in shipments and possible loss of revenue. If the Company is required to change manufacturers, the Company may experience delays associated with finding an alternative manufacturer that is properly qualified to produce NUEDEXTA in accordance with FDA requirements and the Company’s specifications.

Deferred rent

The Company accounts for rent expense related to operating leases (excluding leases related to exit activities) by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of December 31, 2012 and September 30, 2012, was approximately $418,000 and $434,000, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Fair value of financial instruments

At December 31, 2012 and September 30, 2012, the Company’s financial instruments include cash and cash equivalents, trade receivables, royalty receivables, restricted investments in marketable securities, accounts payable, accrued expenses and other liabilities, accrued compensation and payroll taxes, and notes payable. The carrying amount of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s short—and long-term restricted investments in marketable securities are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

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

Product Sales — NUEDEXTA. NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, certain medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. The Company recognizes revenue upon shipment of NUEDEXTA to its wholesalers and other customers.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which required the Company to estimate selling prices during the first quarter of fiscal 2013 and fiscal 2012.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the three months ended December 31, 2012 and 2011, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million in each period.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed consolidated statements of operations for periods in fiscal 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Total compensation expense related to all of the Company’s share-based awards for the three month periods ended December 31, 2012 and 2011, was comprised of the following:

	Three months ended
	December 31,
	2012	2011
Share-based compensation classified as:
Research and development expense	$268,144	$240,802
Selling and marketing expense	315,529	129,876
General and administrative expense	823,335	791,359

Total	$1,407,008	$1,162,037

	Three months ended
	December 31,
	2012	2011
Share-based compensation expense from:
Stock options	$1,047,986	$810,535
Restricted stock units	359,022	351,502

Total	$1,407,008	$1,162,037

Since the Company has a net operating loss carry-forward as of December 31, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended December 31, 2012 and 2011, that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at December 31, 2012 is $3.1 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at December 31, 2012 and September 30, 2012.

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

As of December 31, 2012 and September 30, 2012, the Company’s cash equivalents held in money market mutual funds of approximately $34.4 million, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1, as defined by the fair value hierarchy noted above.

4. RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES

Restricted investments in marketable securities at December 31, 2012 and September 30, 2012 consist of certificates of deposit, which are classified as held-to-maturity. At December 31, 2102 and September 30, 2012, the fair value of these investments approximated their cost basis.

At December 31, 2012 and September 30, 2012, restricted investments in marketable securities, classified as current assets, of approximately $1.1 million, consist of two certificates of deposit. The certificates of deposit relate to the Company’s corporate credit card agreement and an irrevocable standby letter of credit connected to the short-term portion of an office lease with an expiration date in 2013. The certificate of deposit related to the Company’s credit card agreement automatically renews every three months and the certificate of deposit related to the office lease renews automatically every 30 days.

At December 31, 2012 and September 30, 2012, restricted investments in marketable securities, classified as non-current assets, consist of two certificates of deposit totaling approximately $1.3 million, and are related to irrevocable standby letters of credit connected to fleet rentals and an office lease with an expiration date in 2016. These certificates of deposit automatically renew annually.

5. INVENTORIES

Inventories are comprised of NUEDEXTA product and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan and quinidine, as well as the active pharmaceutical ingredient docosanol.

The composition of inventories as of December 31, 2012 and September 30, 2012 is as follows:

	December 31,	September 30,
	2012	2012
		(audited)
Raw materials	$1,026,250	$1,026,250
Work in progress	36,453	43,828
Finished goods	223,905	253,761

Total inventory	1,286,608	1,323,839
Less: current portion	(378,244)	(415,475)

Non-current portion	$908,364	$908,364

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future. As of December 31, 2012 and September 30, 2012, raw materials represent gross raw materials of approximately $1.7 million, offset by inventory reserves of approximately $695,000 for each period.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012	September 30, 2012
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$3,210,324	$2,851,140
Accrued research and development expenses	871,020	1,222,140
Accrued selling and marketing expenses	887,313	1,075,387
Accrued general and administrative expenses	751,451	1,094,755
Other liabilities	1,553,215	1,484,916

Total accrued expenses and other liabilities	7,273,323	7,728,338
Less: current portion	(6,403,601)	(7,062,159)

Non-current total accrued expenses and other liabilities	$869,722	$666,179

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

7. NET DEFERRED REVENUES

The following table sets forth as of December 31, 2012, the deferred royalty revenue balance for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Drug Royalty USA Agreement
Net deferred revenues as of September 30, 2012	$4,049,318
Changes during the period:
Recognized as revenues during period	(474,607)

Net deferred revenues as of December 31, 2012	$3,574,711

Classified and reported as:
Current portion of deferred revenues	$2,557,464
Deferred revenues, net of current portion	1,017,247

Total deferred revenues	$3,574,711

In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GlaxoSmithKline for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GlaxoSmithKline on sales of Abreva until the later of December 2013, or the expiration of the patent for Abreva on April 14, 2014. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million.

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

8. NOTES PAYABLE

In fiscal 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. The Company will make monthly payments of interest only until July 1, 2013, or upon meeting certain conditions, until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted as interest expense over the term of the debt using the interest method and the related liability is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three months ended December 31, 2012, debt discount amortization was approximately $138,000.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of representations, warranties or covenants; certain bankruptcy events; the occurrence of certain material adverse changes; and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of December 31, 2012, the Company was in compliance with all the covenants in the Loan Agreement.

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

For the three month periods ended December 31, 2012 and 2011, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2012	2011
Stock options	9,848,654	9,034,988
Stock warrants	764,066	710,109
Restricted stock units (1)	2,887,017	2,403,862

(1)	Includes 1,124,126 and 1,459,731 shares of restricted stock at December 31, 2012 and 2011, respectively, awarded to directors that have vested but are still restricted until the directors resign.

10. STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended December 31, 2012, the Company issued 510,188 shares of common stock in connection with restricted stock units which were awarded to directors and vested at September 30, 2012, but were restricted until the resignation of the directors, 152,884 shares of common stock in connection with the vesting of restricted stock units and 24,350 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $26,000.

Warrants

In May 2012, the Company issued warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share in connection with the financing transaction in May 2012. (See Note 8, “Notes Payable”). In November 2012, 437,050 of these warrants were exercised in a cashless transaction resulting in the issuance of 72,185 shares of the Company’s common stock. As of December 31, 2012, 53,957 warrants remain outstanding and exercisable. The warrants expire on the tenth anniversary of their issuance date.

In addition, as of December 31, 2012, warrants to purchase 710,109 shares of the Company’s common stock at a weighted-average exercise price per share of $1.43 remained outstanding, all of which are exercisable. The warrants were issued in connection with the Company’s registered securities offering in April 2008 and expire in April 2013. The warrants outstanding at December 31, 2012, are callable by the Company when the Company’s stock price reaches 400% of the warrant’s exercisable price for at least twenty trading days during any consecutive sixty day period.

11. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has five equity incentive plans under which awards are outstanding (the “Plans”), two of which are currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 1994 Stock Option Plan (the “1994 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of restricted share units or purchase of restricted stock.

During the three month periods ended December 31, 2012 and 2011, the Company granted share-based awards under the 2003 Plan. Under the 2003 Plan and the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions of annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance under the 2005 Plan increased by 325,000 effective November 15, 2012. Under the Plans, as of December 31, 2012, the Company had an aggregate of 20,733,960 shares of its common stock reserved for future issuance. Of those shares, 12,735,671 were related to outstanding options and other awards and 7,998,289 shares were available for future grants of share-based awards. As of December 31, 2012, no equity awards were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of December 31, 2012, there were no equity awards that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of December 31, 2012.

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

Summaries of stock options outstanding and changes during the three months ended December 31, 2012 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2012	8,142,468	$2.67
Granted	1,771,807	$2.63
Exercised	(24,350)	$1.07
Forfeited	(41,271)	$3.59

Outstanding December 31, 2012	9,848,654	$2.66	7.9	$4,989,393

Vested and expected to vest in the future, December 31, 2012	9,433,168	$2.66	7.9	$4,906,049

Exercisable, December 31, 2012	4,274,298	$2.63	6.7	$3,441,836

The weighted average grant-date fair value of options granted during the three month periods ended December 31, 2012 and 2011 was $1.78 and $1.57 per share, respectively. The total intrinsic value of options exercised during the three month periods ended December 31, 2012 and 2011 was approximately $39,000 and $676,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of December 31, 2012, the total unrecognized compensation cost related to unvested options was approximately $10.9 million which is expected to be recognized over the weighted-average period of 2.9 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the three month periods ended December 31, 2012 and 2011.

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

Assumptions used in the Black-Scholes model for options granted during the three months ended December 31, 2012 were as follows:

Expected volatility	84%
Expected term in years	5.4
Expected risk-free interest rate (zero coupon U.S. Treasury Note)	0.8%
Expected dividend yield	0%

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.47-$0.88	1,255,083	5.7	$0.77	1,096,329	$0.76
$1.29-$1.74	1,434,185	6.7	$1.70	1,064,035	$1.68
$1.80-$2.08	1,562,142	8.8	$1.86	434,867	$1.87
$2.41-$2.64	2,138,088	9.1	$2.55	385,331	$2.42
$2.71-$4.18	3,198,969	8.5	$3.62	1,033,549	$3.83
$4.60-$15.84	260,187	2.6	$11.21	260,187	$11.21

	9,848,654	7.9	$2.66	4,274,298	$2.63

Restricted stock units (“RSU”). RSUs granted to employees generally vest based on three or four years of continuous service from the date of grant. RSUs granted to non-employee directors generally vest over the term of one year from the grant date and are not released until the awardee’s termination of service. Vesting for non-employee director grants allow for accelerated vesting of RSUs in the case of a non-employee director’s resignation where either: (i) he/she has served for at least four years as a member of the Board and is in good standing at the time of resignation, or (ii) he/she resigns for reasons related to health or family matters and is otherwise in good standing at the time of resignation.

The following table summarizes the RSU activities for the three months ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, September 30, 2012	1,016,624	$2.23
Granted	932,901	$2.59
Vested	(186,634)	$3.18

Unvested, December 31, 2012	1,762,891	$2.32

The grant-date fair value of RSUs granted during the three month periods ended December 31, 2012 and 2011 was approximately $2.4 million and $1.5 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to unvested shares was approximately $3.8 million which is expected to be recognized over a weighted-average period of 3.8 years, based on the vesting schedules. The Company received no cash from restricted stock awards under all share-based payment arrangements during the three month periods ended December 31, 2012 and 2011.

At December 31, 2012, there were 1,124,126 shares of restricted stock with a weighted-average grant date fair value of $1.98 per share awarded to directors that have vested but are still restricted until the director resigns.

Performance RSUs. During the three months ended December 31, 2012, the Company granted RSUs to purchase 325,434 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2013 revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over three years beginning on the date the performance goal is achieved (“Achievement Date”), with 50% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 50% of the RSU shares vesting annually in equal installments thereafter over two years. At December 31, 2012, the performance goal had not been met and all performance RSUs were outstanding.

Additionally, during fiscal 2012, the Company granted RSUs to purchase 30,000 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the Achievement Date, with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At December 31, 2012, the performance goal had not been met and all 30,000 performance RSUs were outstanding.

12. COMMITMENTS AND CONTINGENCIES

Center for Neurologic Study (“CNS”) – The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the three months ended December 31, 2012 and 2011, royalties of approximately $744,000 and $275,000, respectively, are recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – 6.0 million, $1.5 – 15.0 million, and $25.0 – 60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1 billion annually. As of December 31, 2012, no milestones have been achieved and no amounts have been accrued or expensed related to this agreement.

Legal Contingencies –

NUEDEXTA ABBREVIATED NEW DRUG APPLICATION (“ANDA”) Litigation

In fiscal 2011 and 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, the Company also filed a protective suit in the U.S District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by the Company in May 2012. In September and October 2012, the Company filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, the ‘484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc.

On December 3, 2012, the Company received a Memorandum Opinion and Order (the “Order”) issued by Judge Leonard P. Stark of the United States District Court for the District of Delaware (the “Court”) related to the Markman hearing held October 5, 2012 in the Company’s ongoing patent infringement case against the Defendants. The Order establishes the meaning of the seven patent claim terms in dispute between the parties. After comprehensive briefing and oral argument, Judge Stark’s Order adopted the Company’s proposed or stipulated patent term constructions.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ’282, ‘484 and ‘115 patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these matters.

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

Guarantees and Indemnities - The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, wholesale distribution agreements, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of certain claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of December 31, 2012.

13. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three month periods ended December 31, 2012 and 2011 are attributed to the United States. All long-lived assets at December 31, 2012 and September 30, 2012 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 86% and 89% of net product sales for the three month periods ended December 31, 2012 and 2011, respectively. In addition, the three wholesalers accounted for 86% and 91% of trade receivables at December 31, 2012 and September 30, 2012, respectively.

For the three month periods ended December 31, 2012 and 2011, the revenues from prior sale of rights to royalties under the GSK license agreement were less than 10% and 21% of total revenues, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended December 31, 2012 are also referred to as the first quarter of fiscal 2013.

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

The table below shows gross product sales and dispensed prescription data for NUEDEXTA for the past four quarterly periods. Over the past four quarters, quarterly average capsules per prescription ranged between 50 and 51 capsules.

	Three Months Ended
	March 31, 2012 (1)	June 30, 2012	September 30, 2012	December 31, 2012
Gross product sales	$11,185,298	$12,205,811	$15,431,249	$18,373,831
Total dispensed prescriptions	19,823	26,428	31,018	34,102
Percentage growth over previous quarter	36%	33%	17%	10%

(1)	Includes a one-time adjustment to gross product sales of approximately $1.9 million as a result of a change in accounting estimate.

We are also studying AVP-923 for use in other potential indications including pain, agitation and dyskinesia. We have initiated a Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with multiple sclerosis. In addition, we have initiated a Phase II study evaluating AVP-923 for treatment of agitation in patients with Alzheimer’s disease.

We are also developing AVP-786, a drug product containing deuterium-modified dextromethorphan, (“d-DM”) for the potential treatment of neurologic and psychiatric disorders. In February 2013, we completed the first of a two-stage pharmacokinetic study with AVP-786. Based on interim data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. We have requested a meeting with the FDA to discuss the full development path for AVP-786.

In October 2012, we were awarded a grant from the Michael J. Fox Foundation to evaluate the safety and efficacy of AVP-923 for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease.

AVP-923 has also successfully completed a Phase III trial for the treatment of patients with diabetic peripheral neuropathic pain with positive results. Additional Phase III trials using either AVP-923 or AVP-786 would need to be completed for approval of this indication.

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

NUEDEXTA safety information

A copy of the NUEDEXTA safety information has been filed as Exhibit 99.1 on our Annual Report on Form 10-K for the period ended September 30, 2012.

AVP-923 for the Potential Treatment of Neuropathic Pain

AVP-923 for the treatment of MS-related pain

MS is one of the most frequent chronic neurologic diseases causing significant disability in young adults. Among the many neurological complications of MS, chronic pain has a significant impact on the daily life of patients with this disease.

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

The objectives of the study, known as Pain Research In Multiple sclErosis (“PRIME”), are to evaluate the safety, tolerability, and efficacy of three dose levels of AVP-923 capsules for the treatment of central neuropathic pain in a population of patients with MS. The trial is a multicenter, randomized, double-blind, placebo-controlled, 4-arm parallel group study. Eligible patients will be randomized to receive one of the three dose levels of AVP-923 containing either 45mg DM/10mg Q, 30mg DM/10mg Q, 20mg DM/10mg Q or placebo, daily for 12 weeks. The primary efficacy endpoint is the Pain Rating Scale obtained from daily patient diaries. Secondary endpoints include measure of fatigue, impact of MS on daily life, sleep quality, cognition and depression. Safety will be assessed by monitoring adverse events, clinical laboratory tests, electrocardiograms, physical examinations, and vital signs. In February 2013, based on the successful interim Phase I results from the AVP-786 study, we modified enrollment from approximately 400 to 200 patients both in the U.S. and internationally. This will accelerate completion of the study and we plan to use the data from the PRIME study to guide the further development of AVP-786.

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

The objectives of this proof-of-concept study are to evaluate the safety, tolerability, and efficacy of AVP-923 for the treatment of agitation in Alzheimer’s patients. The trial is a multicenter, randomized, double-blind, placebo-controlled study that is expected to enroll up to 200 Alzheimer’s patients in the United States. Eligible patients will be randomized to receive either AVP-923 or placebo for 10 weeks. The primary efficacy measure is the agitation/aggression domain of the Neuropsychiatric Inventory or NPI. Secondary outcome measures include assessments of disease severity, behavioral abnormalities, cognition, activities of daily living, quality of life and caregiver strain. Standard safety assessments will also be conducted.

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

This proof-of-concept, double blind, randomized, crossover study will compare AVP-923 (45mg DM/10mg Q) with placebo for treatment of LID. The study will enroll PD patients across three study centers in the US and Canada. Study participants will receive, in a random order, a 2-week treatment with AVP-923 and a 2-week placebo treatment, separated by a 2-week break. At the end of each 2-week treatment period, patients will receive a 2-hour levodopa infusion to test the drug effect on dyskinesia. Patients will be carefully monitored throughout the 6-week study for side effects, Parkinson’s symptoms and general health status. The results of this study will help inform future development of AVP-923 for LID. This study is being funded through a grant awarded by the Michael J. Fox Foundation.

AVP-786

AVP-786 is a novel compound developed through incorporation of deuterium into specific molecular positions of dextromethorphan. The compound maintains similar pharmacology to that of dextromethorphan, but is less susceptible to metabolism by the CYP2D6 enzyme. Avanir licensed exclusive worldwide right to AVP-786 from Concert Pharmaceuticals, Inc. (“Concert”).

In February 2013, we completed the first stage of a two-stage pharmacokinetic study with AVP-786. Based on interim data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. We have requested a meeting with the FDA to discuss the full development path for AVP-786.

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

In November 2002, we sold to Drug Royalty USA an undivided interest in our right to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until the later of December 2013, or until the expiration of the patent for Abreva on April 14, 2014. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62 million. From the effective date of the GSK License Agreement up to the 2002 sale of our royalty rights to Drug Royalty USA, Inc., we received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2012 in the “Critical Accounting Policies and Estimates” section, as updated and amended in Note 2 of the Notes to our Condensed Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

Revenues

	Three months ended
	December 31,
	2012	2011	$ Change	% Change
REVENUES
Gross product sales	$18,373,831	$6,285,631	$12,088,200	192%
Less: discounts and allowances	3,494,569	796,868	2,697,701	339%

Net product sales	14,879,262	5,488,763	9,390,499	171%
Revenues from royalties	1,626,010	1,676,120	(50,110)	-3%
Revenues from research grant services	15,000	—	15,000	—

Total revenues	$16,520,272	$7,164,883	$9,355,389	131%

Total revenues were approximately $16.5 million for the three months ended December 31, 2012 compared to approximately $7.2 million for the three months ended December 31, 2011. The increase in net revenues of approximately $9.4 million was primarily attributed to an increase in volume for NUEDEXTA net product sales which we began promoting commercially in February 2011.

Discounts and allowances increased approximately $2.7 million for the three months ended December 31, 2012 when compared to the three months ended December 31, 2011. Discounts and allowances were 19.0% for the three months ended December 31, 2012 compared to 12.7% for the three months ended December 31, 2011. The increase in the discount and allowances percentages is primarily due to new contracts entered into with managed care entities during fiscal 2012. We expect discounts and allowances to increase in the next twelve months as we enter into additional contracts with additional managed care entities.

Potential revenue-generating contracts that remained active as of December 31, 2012 include licensing revenue from our agreement with GSK, potential royalties from our agreement to out-license all of our monoclonal antibodies and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses

	Three months ended
	December 31,
	2012	2011	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$838,129	$309,803	$528,326	171%
Cost of research grant services	9,398	—	9,398	—
Research and development	6,648,091	3,744,515	2,903,576	78%
Selling and marketing	13,522,419	13,782,837	(260,418)	-2%
General and administrative	6,538,403	5,292,182	1,246,221	24%

Total operating expenses	$27,556,440	$23,129,337	$4,427,103	19%

Cost of Product Sales

Cost of product sales was approximately $838,000 for the three months ended December 31, 2012 compared to cost of product sales of approximately $310,000 in the same period of fiscal 2012. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales which we began promoting commercially in February 2011.

Research and Development Expenses

Research and development expenses increased by approximately $2.9 million from approximately $3.7 million in the first quarter of fiscal 2012 to approximately $6.6 million for the first quarter of fiscal 2013. The increase is primarily due to costs of approximately $1.3 million for the AVP-786 Phase I study which began in the second quarter of fiscal 2012, increased costs of approximately $733,000 for a Phase II clinical trial investigating the use of AVP-923 for the treatment of agitation in patients with Alzheimer’s disease, and increased costs of approximately $673,000 associated with PRIME, a Phase II clinical trial of AVP-923 for the treatment of central neuropathic pain in patients with MS, for which we enrolled our first patient in November 2011. We expect the quarterly expenditures for research and development expenses to increase over the first quarter of fiscal 2013 level as we continue to execute on our regulatory filing plan for NUEDEXTA in Europe and continue our Phase II clinical trials of AVP-923 for treatment of central neuropathic pain in patients with MS and for treatment of agitation in patients with Alzheimer’s disease and our AVP-786 development program. Medical affairs initiatives related to our marketed product, NUEDEXTA, are also included in research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses decreased by approximately $260,000 from approximately $13.8 million for the first quarter of fiscal 2012 compared to approximately $13.5 million for the first quarter of fiscal 2013. The decrease is primarily attributed to lower costs associated with marketing and market research and other marketing costs of approximately $1.4 million partially offset by increased personnel costs of approximately $1.1 million resulting from sales force expansions. Selling and marketing expenses are expected to increase over the first quarter of fiscal 2013 level as we continue promotion efforts for NUEDEXTA.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.2 million from approximately $5.3 million for the first quarter of fiscal 2012 compared to approximately $6.5 million for the first quarter of fiscal 2013. The increase is primarily attributed to increased legal costs associated with the enforcement of our intellectual property rights related to NUEDEXTA.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended December 31, 2012 and 2011 was approximately $1.4 million and $1.2 million, respectively. Selling and marketing expense in the three month periods ended December 31, 2012 and 2011 includes share-based compensation expense of approximately $316,000 and $130,000, respectively. General and administrative expense in the three month periods ended December 31, 2012 and 2011 includes share-based compensation expense of approximately $823,000 and $791,000, respectively. Research and development expense in the three month periods ended December 31, 2012 and 2011 includes share-based compensation expense of approximately $268,000 and $241,000, respectively. As of December 31, 2012, approximately $14.8 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 3.1 years. See Note 11, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Income

For the three months ended December 31, 2012, interest income was approximately $19,000, compared to approximately $14,000 for the same period in the prior year.

Interest Expense

For the three months ended December 31, 2012, interest expense was approximately $1.1 million. There was no interest expense for the same period in the prior year. Interest expense in the first quarter of fiscal 2013 is related to the financing arrangement we entered into in June 2012.

Net Loss

Net loss was approximately $12.1 million, or $0.09 per share, for the three months ended December 31, 2012 compared to a net loss of approximately $15.9 million, or $0.12 per share, for the three months ended December 31, 2011. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, partially offset by an increase in operating expenses.

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

In May 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. We will make monthly payments of interest only until July 1, 2013, or upon meeting certain conditions, until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date.

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Three months		Three months
	ended	Change	ended
	December 31,	Between	December 31,
	2012	Periods	2011
Net cash used in operating activities	$(12,680,456)	$4,946,582	$(17,627,038)
Net cash used in investing activities	(181,463)	(128,833)	(52,630)
Net cash provided by financing activities	26,131	(11,279,180)	11,305,311

Net decrease in cash and cash equivalents	$(12,835,788)	$(6,461,431)	$(6,374,357)

Operating activities. Net cash used in operating activities was approximately $12.7 million for the three months ended December 31, 2012, compared to approximately $17.6 million for the three months ended December 31, 2011. The decrease is due to increased net product sales of approximately $9.4 million and an increase in non-cash charges and changes in operating assets and liabilities of approximately $1.1 million, partially offset by increased expenses of $4.4 million primarily due to research and development activities and an increase in interest expense of approximately $1.1 million.

Investing activities. Net cash used in investing activities was approximately $181,000 for the three months ended December 31, 2012, compared to approximately $53,000 for the three months ended December 31, 2011. The increase in cash used in investing activities was primarily related to purchases of property and equipment for our field personnel.

Financing activities. Net cash provided by financing activities was approximately $26,000 for the three months ended December 31, 2012 compared to approximately $11.3 million for the three months ended December 31, 2011. In the first quarter of fiscal 2013, we received proceeds of approximately $26,000 from the exercise of stock options. In the first quarter of fiscal 2012, we raised approximately $3.1 million from the sale of our common stock, received proceeds of approximately $7.8 million from the exercise of warrants and approximately $422,000 from the exercise of stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. As of the date of this filing, we have not sold any shares pursuant to this facility.

As of December 31, 2012 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt obligation	$37,035,079	$8,061,016	$26,874,063	$2,100,000	$—
Operating lease obligations (1)	3,255,882	868,580	1,620,915	766,387	—
Purchase obligations (2)	6,525,599	6,525,599	—	—	—

Total	$46,816,560	$15,455,195	$28,494,978	$2,866,387	$—

(1)	Operating lease obligations are exclusive of payments we expect to receive under subleases.
(2)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at December 31, 2012 which approximates our contractual commitments for goods and services in the normal course of our business.

NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the three months ended December 31, 2012 and 2011, royalties of approximately $744,000 and $275,000, respectively, are recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

d-DM License Milestone Payments – We hold the exclusive worldwide marketing rights to develop and commercialize d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

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

Management Outlook

We believe that cash and cash equivalents and restricted investments of approximately $59.3 million at December 31, 2012, together with funds generated from sales of NUEDEXTA, will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments, which are primarily certificates of deposit, as of December 31, 2012 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of December 31, 2012, approximately $34.4 million of our cash and cash equivalents were maintained in two separate money market mutual funds, and approximately $22.6 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2012, such uninsured deposits totaled approximately $51.7 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2012. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our first quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NUEDEXTA ANDA Litigation

In fiscal 2011 and 2012, we received Paragraph IV certification notices from five separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, we also filed a protective suit in the U.S. District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by us in May 2012. In September and October 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, the ‘484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc.

On December 3, 2012, we received a Memorandum Opinion and Order (the “Order”) issued by Judge Leonard P. Stark of the United States District Court for the District of Delaware (the “Court”) related to the Markman hearing held October 5, 2012 in our ongoing patent infringement case against the Defendants. The Order establishes the meaning of the seven patent claim terms in dispute between the parties. After comprehensive briefing and oral argument, Judge Stark’s Order adopted our proposed or stipulated patent term constructions.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ’282, ‘484 and ‘115 patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these matters.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of December 31, 2012, we had an accumulated deficit of approximately $437.1 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to grow NUEDEXTA sales and invest in the development of AVP-923 and AVP-786.

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

The validity, enforceability and scope of our core patents covering NUEDEXTA are currently being challenged as a result of recent abbreviated new drug application (“ANDA”) filings from generic drug companies. An adverse outcome in the current or any future challenges to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from NUEDEXTA and any future products. More broadly, investors should be aware that the pharmaceutical industry is highly competitive. Our ability to compete in this space involves various risks relating to our intellectual property, including:

•	our patents covering NUEDEXTA may be found to be invalid and unenforceable or insufficiently broad to block the introduction of a generic form of NUEDEXTA;

•	the claims in any of our pending patent applications may not be allowed and/or our patent applications may not be granted;

•	competitors may develop similar or superior technologies independently, duplicate our technologies, or design around the patented aspects of our technologies;

•	any of our issued patents may not provide us with significant competitive advantages; and

•	we may not be able to secure additional worldwide intellectual property protection for our NUEDEXTA patent portfolio.

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

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ’282, ‘484 and ‘115 patents are not infringed and/or are invalid.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA. Although we had approximately $59.3 million in cash and cash equivalents and restricted investments in marketable securities as of December 31, 2012, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

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

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as encumbering our assets, making capital expenditures or entering into certain licensing transactions.

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

Pursuant to our Loan Agreement with Oxford and SVB, we have pledged all of our assets, other than our patents and other intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Oxford and SVB. The Loan Agreement also requires us to maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. The failure to satisfy both of these tests would result in an event of default, which could accelerate our repayment obligations. Additionally, the Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell assets, including capital stock of subsidiaries;

•	alter the business of the Company;

•	engage in transactions with affiliates; and

•	enter into agreements limiting dividends and distributions of certain subsidiaries.

The Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of representations, warranties or covenants; certain bankruptcy events; the occurrence of certain material adverse changes; and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

We are seeking to have our products or product candidates, including NUEDEXTA, marketed outside the United States. In order to market our products in the European Union (“EU”) and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all, and may not qualify or be accepted for accelerated review in foreign countries. For example, our development partner in Japan encountered significant difficulty in seeking approval of docosanol in that country and was forced to abandon efforts to seek approval in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

We have licensed exclusive, worldwide rights to develop and commercialize d-DM compounds for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. The goal of the d-DM program is to deliver therapeutically effective levels of dextromethorphan, similar to those observed with AVP-923, with a reduction in the need for an enzyme inhibitor such as quinidine. Although we believe that a drug product containing d-DM will allow us to significantly reduce the level of quinidine, we are not certain that this modification will result in a similar efficacy profile to AVP-923 and, if approved by the FDA, that the reduction in quinidine will result in improved safety language in the package insert.

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

We have completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has stated that certain safety concerns and questions raised in the PBA approvable letter issued in 2006 necessitate the testing of a low-dose quinidine formulation for the DPN pain indication. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for DPN pain, we believe it is likely that two large well-controlled Phase III trials would be needed to support a supplemental NDA filing for this indication. Due to our limited capital resources, we do not expect that we will be able to conduct the trials needed for this indication without additional capital, a development partner for AVP-923 for DPN pain, or a commercialization partner for NUEDEXTA. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent pharmacokinetic study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo or an active comparator. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 for DPN pain or other indications, including central neuropathic pain in patients with MS and symptoms of agitation in patients with Alzheimer’s disease, or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

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

Further, it is unclear whether NUEDEXTA will qualify for regulatory data protection in the EU, which provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the set period of time, third parties are then permitted to rely upon the data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. The European Medicine Agency’s Committee for Medicinal Products for Human Use has recently taken the position that a single active substance may not qualify for regulatory data protection if it was one component of a previously approved multi-component product. Accordingly, some products have been denied data protection where there is a single previously-approved active pharmaceutical ingredient in such products. Although NUEDEXTA is a dual-component product comprised of two previously-approved active pharmaceutical ingredient components, as opposed to a product that contains a single previously-approved active pharmaceutical ingredient, we cannot assure you that NUEDEXTA will qualify for regulatory data protection in the EU. If we do not qualify for regulatory data protection in the EU or third parties are permitted to use our data to obtain approval of their abbreviated applications, revenues from NUEDEXTA sales may be significantly less than expected.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	February 8, 2013

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 8, 2013