Form 10-Q
period 2013-03-31
AVANIR PHARMACEUTICALS, INC.
filed 2013-05-09
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the registrant had 145,109,251 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$67,859,426	$69,778,406
Restricted cash and cash equivalents	654,624	652,913
Trade receivables, net	9,679,775	7,231,759
Inventories, net	428,969	415,475
Prepaid expenses	1,763,941	1,569,255
Other current assets	806,133	865,335
Restricted short-term investment	—	401,550

Total current assets	81,192,868	80,914,693
Restricted long-term investments	1,303,938	1,302,136
Property and equipment, net	1,680,317	1,808,594
Non-current inventories, net	908,366	908,364
Other assets	625,196	1,078,009

TOTAL ASSETS	$85,710,685	$86,011,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,557,046	$2,932,961
Accrued expenses and other liabilities	7,946,270	7,062,159
Accrued compensation and payroll taxes	5,231,342	5,603,546
Current portion of deferred royalty revenues	2,557,464	2,557,464
Current portion of note payable, net of debt discount	7,812,014	2,162,263

Total current liabilities	31,104,136	20,318,393
Accrued expenses and other liabilities, net of current portion	1,073,265	666,179
Notes payable, net of current portion and debt discount	21,325,055	26,698,263
Deferred royalty revenues, net of current portion	117,022	1,491,854

Total liabilities	53,619,478	49,174,689

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2013 and September 30, 2012	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 145,103,001 and 136,435,492 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	14,510	13,643
Additional paid-in capital	485,739,506	461,883,490
Accumulated deficit	(453,662,809)	(425,060,026)

Total stockholders’ equity	32,091,207	36,837,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,710,685	$86,011,796

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
REVENUES
Net product sales	$16,535,059	$9,141,873	$31,414,321	$14,630,636
Revenues from royalties	899,129	898,515	2,525,139	2,574,635
Revenues from research grant services	—	—	15,000	—

Total revenues	17,434,188	10,040,388	33,954,460	17,205,271

OPERATING EXPENSES
Cost of product sales	933,426	534,345	1,771,555	844,148
Cost of research grant services	69,090	—	78,488	—
Research and development	8,874,298	6,395,155	15,522,389	10,139,670
Selling and marketing	16,061,408	14,814,014	29,583,827	28,596,850
General and administrative	6,978,684	5,346,990	13,517,087	10,639,173

Total operating expenses	32,916,906	27,090,504	60,473,346	50,219,841

Loss from operations	(15,482,718)	(17,050,116)	(26,518,886)	(33,014,570)

OTHER INCOME (EXPENSE)
Interest income	15,065	7,882	34,396	22,173
Interest expense	(1,059,245)	—	(2,118,490)	—
Other, net	197	75	197	4,081

Net loss	$(16,526,701)	$(17,042,159)	$(28,602,783)	$(32,988,316)

Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.21)	$(0.25)

Basic and diluted weighted average number of common shares outstanding	139,173,746	133,463,300	137,959,958	130,683,671

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(28,602,783)	$(32,988,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,261	336,105
Amortization of debt discount and debt issuance costs	326,892	—
Share-based compensation expense	3,196,310	2,396,287
Changes in operating assets and liabilities:
Trade receivables, net	(2,448,016)	(1,781,655)
Inventories, net	(13,496)	(327,494)
Prepaid expenses and other assets	668,530	165,967
Accounts payable	4,624,085	1,909,844
Accrued expenses and other liabilities	1,291,197	1,751,036
Accrued compensation and payroll taxes	(372,204)	515,895
Deferred product revenues, net	—	(1,652,788)
Deferred royalty revenues	(1,374,832)	(936,629)

Net cash used in operating activities	(22,296,056)	(30,611,748)

INVESTING ACTIVITIES:
Purchase of property and equipment	(279,984)	(789,494)
Purchase of restricted investments and restricted cash and cash equivalents	(3,513)	(53,120)

Net cash used in investing activities	(283,497)	(842,614)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of commissions and offering costs	19,101,955	10,062,996
Proceeds from exercise of stock options and warrants	1,558,618	8,551,165

Net cash provided by financing activities	20,660,573	18,614,161

Net decrease in cash and cash equivalents	(1,918,980)	(12,840,201)
Cash and cash equivalents at beginning of period	69,778,406	79,542,564

Cash and cash equivalents at end of period	$67,859,426	$66,702,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,342,500	$—
Income taxes paid	$3,200	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of restriction on short-term investment	$401,550	$—
Purchase of property and equipment in accounts payable and accrued expenses and other liabilities	$—	$65,250

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) is a biopharmaceutical company focused on acquiring, developing, and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product NUEDEXTA® (referred to as AVP-923 during clinical development), is a first-in-class dual NMDA receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, is approved in the United States for the treatment of pseudobulbar affect (“PBA”) and two dose strengths of NUEDEXTA, 20/10 mg and 30/10 mg capsules, have been recommended by the Committee for Medicinal Products for Human Use for approval in the European Union.

The Company is studying the clinical utility of AVP-923 in other mood/behavior disorders, movement disorders and pain. The Company currently has two ongoing Phase II clinical trials exploring the potential treatment of agitation in patients with Alzheimer’s disease and treatment of central neuropathic pain in patients with multiple sclerosis. In addition, the Company plans on starting enrollment in a Phase II study for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease supported by a grant from the Michael J. Fox Foundation.

The Company is also developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan, (“d-DM”) and quinidine for the treatment of neurologic and psychiatric disorders. The Company completed a pharmacokinetic study with AVP-786 and based on this data, the Company believes that it has identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923.

The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain broader acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; the ability to successfully protect and enforce its intellectual property rights relating to NUEDEXTA; timing and uncertainty of achieving milestones in clinical trials; obtaining approvals by the FDA, European Medicines Agency (“EMA”) and regulatory agencies in other countries; and the progress of the Company’s d-DM development program. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations for AVP-923. The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA, AVP-923 and AVP-786 and the rate of progress being made on such activities.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Avanir have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q. These condensed consolidated financial statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the six months ended March 31, 2013 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Concentration of credit risk and sources of supply

As of March 31, 2013, $35.4 million of the Company’s cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $32.5 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. Deposits held with financial institutions often exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. At March 31, 2013, such uninsured deposits totaled approximately $66.8 million of the $67.9 million of total cash and cash equivalents. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

The Company currently has sole suppliers for the active pharmaceutical ingredients for NUEDEXTA and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom-made and available from only a limited number of sources. Any material disruption in manufacturing could cause a delay in shipments and possible loss of revenue. If the Company is required to change manufacturers, the Company may experience delays associated with finding an alternative manufacturer that is properly qualified to produce NUEDEXTA in accordance with FDA requirements and the Company’s specifications.

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

Fair value of financial instruments

The Company measures the fair value of certain of its financial assets on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments include cash and cash equivalents, restricted cash and cash equivalents, trade receivables, restricted investments, short-term investments (included in other current assets in the condensed consolidated balance sheets), accounts payable, accrued expenses and other liabilities, accrued compensation and payroll taxes, and notes payable. The carrying amount of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other liabilities, and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments. The Company’s restricted cash and cash equivalents, restricted investments and short-term investments are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

Restricted cash and cash equivalents and restricted investments

Restricted cash and cash equivalents and restricted investments consist of certificates of deposit, which are classified as held-to-maturity.

Restricted cash and cash equivalents consist of a certificate of deposit relating to the Company’s corporate credit card agreement. Restricted short-term investment consists of a certificate of deposit related to an irrevocable standby letter of credit connected to the short-term portion of an office lease which expired in February 2013.

Long-term restricted investments consist of two certificates of deposit related to irrevocable standby letters of credit connected to fleet rentals and an office lease with an expiration date in 2016.

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

Product Sales – NUEDEXTA. NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, certain medical institutions and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. The Company recognizes revenue upon shipment of NUEDEXTA to its wholesalers and other customers.

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

Product Sales – Active Pharmaceutical Ingredient docosanol (“docosanol”). Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer, provided the criteria for revenue recognition have been met. The Company sells the docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. The Company’s contracts for sales of the docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which required the Company to estimate selling prices during the first half of fiscal 2013 and fiscal 2012.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the six months ended March 31, 2013 and 2012, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million in each period.

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

Total compensation expense related to all of the Company’s share-based awards for the three and six month periods ended March 31, 2013 and 2012, was comprised of the following:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Share-based compensation classified as:
Research and development expense	$287,669	$267,133	$555,813	$507,935
Selling and marketing expense	419,066	235,196	734,595	365,072
General and administrative expense	1,082,567	731,921	1,905,902	1,523,280

Total	$1,789,302	$1,234,250	$3,196,310	$2,396,287

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Share-based compensation expense from:
Stock options	$1,071,664	$930,430	$2,119,650	$1,740,965
Restricted stock units	717,638	303,820	1,076,660	655,322

Total	$1,789,302	$1,234,250	$3,196,310	$2,396,287

Since the Company has a net operating loss carry-forward as of March 31, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six month periods ended March 31, 2013 and 2012, that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at March 31, 2013 is $3.1 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at March 31, 2013 and September 30, 2012.

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

The composition of inventories as of March 31, 2013 and September 30, 2012 is as follows:

	March 31, 2013	September 30, 2012
		(audited)
Raw materials	$993,186	$1,026,250
Work in progress	41,669	43,828
Finished goods	302,480	253,761

Total inventory	1,337,335	1,323,839
Less: current portion	(428,969)	(415,475)

Non-current portion	$908,366	$908,364

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013	September 30, 2012
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$4,109,675	$2,851,140
Accrued research and development expenses	1,559,159	1,222,140
Accrued selling and marketing expenses	801,066	1,075,387
Accrued general and administrative expenses	780,358	1,094,755
Other liabilities	1,769,277	1,484,916

Total accrued expenses and other liabilities	9,019,535	7,728,338
Less: current portion	(7,946,270)	(7,062,159)

Non-current total accrued expenses and other liabilities	$1,073,265	$666,179

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

5. NET DEFERRED REVENUES

The following table sets forth as of March 31, 2013, the deferred royalty revenue balance for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Drug Royalty USA Agreement
Net deferred revenues as of September 30, 2012	$4,049,318
Changes during the period:
Recognized as revenues during period	(1,374,832)

Net deferred revenues as of March 31, 2013	$2,674,486

Classified and reported as:
Current portion of deferred revenues	$2,557,464
Deferred revenues, net of current portion	117,022

Total deferred revenues	$2,674,486

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

6. NOTES PAYABLE

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

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three and six months ended March 31, 2013, debt discount amortization was approximately $139,000 and $277,000, respectively.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of representations, warranties or covenants; certain bankruptcy events; the occurrence of certain material adverse changes; and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of March 31, 2013, the Company was in compliance with all the covenants in the Loan Agreement.

7. COMPUTATION OF NET LOSS PER COMMON SHARE

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

For the three and six month periods ended March 31, 2013 and 2012, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2013	2012
Stock options	9,424,703	8,625,468
Stock warrants	53,957	710,109
Restricted stock units (1)	3,086,758	2,583,805

(1)	Includes 1,162,465 and 1,505,564 shares of restricted stock at March 31, 2013 and 2012, respectively, awarded to directors that have vested but are still restricted until the directors resign.

8. STOCKHOLDERS’ EQUITY

Common Stock

In August 2012, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of the Company’s common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. During the six months ended March 31, 2013, the Company issued 6,820,000 shares of common stock under the sales agreement raising proceeds of approximately $19.1 million, net of offering costs, including commissions.

During the six months ended March 31, 2013, the Company received proceeds of approximately $1.0 million from the exercise of warrants to purchase 710,109 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share.

During the six months ended March 31, 2013, the Company issued 510,188 shares of common stock in connection with restricted stock units which were awarded to directors and vested at September 30, 2012, but were restricted until the resignation of the directors, 165,246 shares of common stock in connection with the vesting of restricted stock units and 389,781 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $543,000.

Warrants Outstanding

In May 2012, the Company issued warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share in connection with the financing transaction in May 2012. (See Note 6, “Notes Payable”). In November 2012, 437,050 of these warrants were exercised in a cashless transaction resulting in the issuance of 72,185 shares of the Company’s common stock. As of March 31, 2013, 53,957 warrants remain outstanding and exercisable. The warrants expire in May 2022.

9. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has three equity incentive plans under which awards are outstanding (the “Plans”), one of which is currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of restricted share units or purchase of restricted stock.

During the six month periods ended March 31, 2013 and 2012, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Effective March 2013, the Company is no longer able to issue grants from the 2003 Plan. Pursuant to the provisions of annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance increased by 325,000 shares effective November 15, 2012. As of March 31, 2013, the Company had an aggregate of 13,515,843 shares of its common stock reserved for future issuance. Of those shares, 12,511,461 shares were related to outstanding options and other awards and 1,004,382 shares were available for future grants of share-based awards. As of March 31, 2013, no equity awards were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of March 31, 2013, there were no equity awards that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of March 31, 2013.

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

Summaries of stock options outstanding and changes during the six months ended March 31, 2013 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2012	8,142,468	$2.67
Granted	1,859,107	$2.64
Exercised	(389,781)	$1.39
Forfeited	(187,091)	$3.37

Outstanding March 31, 2013	9,424,703	$2.71	7.6	$5,313,772

Vested and expected to vest in the future, March 31, 2013	9,072,526	$2.71	7.5	$5,218,502

Exercisable, March 31, 2013	4,346,368	$2.68	6.5	$3,696,086

The weighted average grant-date fair value of options granted during the six month periods ended March 31, 2013 and 2012 was $1.79 and $1.59 per share, respectively. The total intrinsic value of options exercised during the six month periods ended March 31, 2013 and 2012 was approximately $576,000 and $1.8 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of March 31, 2013, the total unrecognized compensation cost related to unvested options was approximately $9.8 million which is expected to be recognized over the weighted-average period of 2.8 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the six month periods ended March 31, 2013 and 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model, which uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future.

Assumptions used in the Black-Scholes model for options granted during the six months ended March 31, 2013 were as follows:

Expected volatility	83%-84%
Expected term in years	5.4
Expected risk-free interest rate (zero coupon U.S. Treasury Note)	0.8%-0.9%
Expected dividend yield	0%

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

The following table summarizes the RSU activities for the six months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, September 30, 2012	1,016,624	$2.23
Granted	1,166,301	$2.65
Vested	(237,335)	$3.07
Forfeited	(21,297)	$2.24

Unvested, March 31, 2013	1,924,293	$2.38

The grant-date fair value of RSUs granted during the six month periods ended March 31, 2013 and 2012 was approximately $3.1 million and $2.1 million, respectively. As of March 31, 2013, the total unrecognized compensation cost related to unvested shares was approximately $3.7 million which is expected to be recognized over a weighted-average period of 3.0 years, based on the vesting schedules.

At March 31, 2013, there were 1,162,465 shares of restricted stock with a weighted-average grant date fair value of $2.01 per share awarded to directors that have vested but are still restricted until the director resigns.

Performance RSUs. During the six months ended March 31, 2013, the Company granted performance RSUs to purchase 325,434 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2013 revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over three years beginning on the date the performance goal is achieved (“Achievement Date”), with 50% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 50% of the RSU shares vesting annually in equal installments thereafter over two years. At March 31, 2013, the performance goal had not been met and 321,434 performance RSUs were outstanding.

Additionally, during fiscal 2012, the Company granted performance RSUs to purchase 30,000 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the Achievement Date, with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At March 31, 2013, the performance goal had not been met and all 30,000 performance RSUs were outstanding.

10. COMMITMENTS AND CONTINGENCIES

Center for Neurologic Study (“CNS”) – The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the six months ended March 31, 2013 and 2012, royalties of approximately $1.6 million and $727,000, respectively, are recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Concert Pharmaceuticals, Inc. (“Concert”) – The Company holds the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – 6.0 million, $1.5 – 15.0 million, and $25.0 – 60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1 billion annually. As of March 31, 2013, the Company has accrued $2.0 million, for milestones that have been achieved pursuant this agreement, as research and development expense in the condensed consolidated statement of operations.

Legal Contingencies –

NUEDEXTA ABBREVIATED NEW DRUG APPLICATION (“ANDA”) Litigation

In fiscal 2011 and 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, the Company also filed a protective suit in the U.S District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by the Company in May 2012. In September and October 2012, the Company filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the

Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. In October 2012, Watson announced that it completed the acquisition of Actavis and the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc.

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

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ’282, ’484 and ’115 patents are not infringed and/or are invalid. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these matters.

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

Guarantees and Indemnities – The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, wholesale distribution agreements, clinical trials, pre-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of certain claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of March 31, 2013.

11. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All the Company’s operations are currently located in the United States; therefore, total revenues for the three and six month periods ended March 31, 2013 and 2012 are attributed to the United States. All long-lived assets at March 31, 2013 and September 30, 2012 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 89% of net product sales for the six month periods ended March 31, 2013 and 2012. In addition, the three wholesalers accounted for 92% and 91% of trade receivables at March 31, 2013 and September 30, 2012, respectively.

For the three month periods ended March 31, 2013 and 2012, the revenues from prior sale of rights to royalties under the GSK license agreement were less than 10% total revenues. For the six month periods ended March 31, 2013 and 2012, the revenues from prior sale of rights to royalties under the GSK license agreement were less than 10% and 12% of total revenues, respectively.

12. SUBSEQUENT EVENTS

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended March 31, 2013 are also referred to as the second quarter of fiscal 2013.

EXECUTIVE OVERVIEW

Avanir Pharmaceuticals is a biopharmaceutical company focused on acquiring, developing, and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product NUEDEXTA® (referred to as AVP-923 during clinical development), is a first-in-class dual NMDA receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, is approved in the United States for the treatment of pseudobulbar affect (“PBA”) and two doses of NUEDEXTA, 20/10 mg and 30/10 mg, have been recommended by the Committee for Medicinal Products for Human Use for approval in the European Union.

We are studying the clinical utility of AVP-923 in other mood/behavior disorders, movement disorders and pain. We currently have two ongoing Phase II clinical trials exploring the potential treatment of agitation in patients with Alzheimer’s disease and treatment of central neuropathic pain in patients with multiple sclerosis. In addition, we plan on starting enrollment in a Phase II study for the treatment of levodopa-induced-dyskinesia in Parkinson’s disease supported by a grant from the Michael J. Fox Foundation.

We are also developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan, (“d-DM”) and quinidine for the treatment of neurologic and psychiatric disorders. We completed a pharmacokinetic study with AVP-786 and based on this data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923.

The following chart illustrates the status of research and development activities for our products and product candidates that are commercialized or under development.

In addition to the research and development programs identified above, Avanir has provided unrestricted research grants to support several investigator initiated studies with AVP-923. Current studies planned or ongoing include potential treatment of behavioral symptoms of adults with autism spectrum disorder, treatment of bulbar function (impaired speech, swallowing, and saliva control) associated with amyotrophic lateral sclerosis (ALS), and treatment of refractory depression. For additional information regarding these studies please see http://clinicaltrials.gov/

NUEDEXTA for the Treatment of Pseudobulbar Affect

NUEDEXTA is the first and only FDA-approved treatment for PBA, which occurs secondary to a variety of otherwise unrelated neurological conditions, and is characterized by involuntary, sudden, and frequent episodes of laughing and/or crying. PBA episodes typically occur out of proportion or incongruent to the patient’s underlying emotional state.

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

Studies to support the effectiveness of NUEDEXTA were performed in patients with PBA and underlying amyotrophic lateral sclerosis (“ALS”) and multiple sclerosis (“MS”). The primary outcome measure, the number of laughing and crying episodes, was significantly lower in the NUEDEXTA cohort compared with placebo. The secondary outcome measure, the Center for Neurologic Studies Lability Scale (CNS-LS), demonstrated a significantly greater mean decrease in CNS-LS score from baseline for the NUEDEXTA cohort compared with placebo. NUEDEXTA has not been studied in other types of emotional lability that can commonly occur, for example, in Alzheimer’s disease and other dementias.

A copy of the NUEDEXTA safety information has been filed as Exhibit 99.1 on our Annual Report on Form 10-K for the period ended September 30, 2012. For additional information regarding PBA or NUEDEXTA see www.pbafacts.com or www.nuedexta.com.

We launched NUEDEXTA in the United States in February 2011 with a specialty sales force calling primarily on physicians that care for patients where PBA is most commonly observed. This includes patients with underlying MS, ALS, Parkinson’s disease (“PD”), Alzheimer’s disease, traumatic brain injury and stroke. Our commercial efforts focus on the outpatient setting where patients typically receive prescription medications through retail and mail-order pharmacies and the institutional setting where patients typically receive prescription medications through an institutional pharmacy.

The table below shows total gross product sales and dispensed units (capsules) for NUEDEXTA during the past four quarterly periods.

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Gross product sales	$12,205,811	$15,431,249	$18,373,831	$20,849,581

Total dispensed units (capsules)	1,332,982	1,584,263	1,727,356	1,863,414
Percentage growth over previous quarter	32%	19%	9%	8%

In April 2013, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a positive opinion for NUEDEXTA, recommending it be approved for the treatment of PBA, irrespective of neurologic cause. In addition, the CHMP also recommended approval of two dose strengths of NUEDEXTA; 20/10 mg and 30/10 mg capsules.

The European Commission, which has the authority to approve medicines for use in the European Union, generally follows the recommendations of the CHMP and typically renders a final decision within three months of the CHMP opinion. If the CHMP recommendation is formally adopted by the European Commission, NUEDEXTA would be approved for marketing in all 27 member states of the European Union plus Iceland and Norway. Although the CHMP has recommended the approval of two dose strengths of NUEDEXTA, 20/10 mg and 30/10 mg, for the treatment of PBA, there can be no assurance that the European Commission will adopt the recommendation. See Part II, Item 1A, “Risk Factors.”

Additional Development Programs

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

AVP-923 for the Treatment of Central Neuropathic Pain in Multiple Sclerosis

MS is one of the most frequent chronic neurologic diseases causing significant disability in young adults. Among the many neurological complications of MS, chronic pain has a significant impact on the daily life of patients with this disease.

Several distinct pain conditions associated with MS have been characterized in various literature, including optic neuritis, headache, musculoskeletal pain (which includes painful tonic spasms, back pain and muscle spasms) and central neuropathic pain (which includes extremity pain, trigeminal neuralgia and Lhermitte’s sign). While the specific pain mechanisms associated with each condition have not been fully identified, it is believed that neuropathic pain results from nerve damage caused by MS. Approximately 30% of MS patients experience central neuropathic pain during the course of the disease.

In November 2011, we initiated a Phase II study, known as Pain Research In Multiple sclErosis (“PRIME”), for the treatment of central neuropathic pain in MS. The objectives of PRIME are to evaluate the safety, tolerability, and efficacy of three dose levels of AVP-923 capsules for the treatment of central neuropathic pain in a population of patients with MS. The trial is a multicenter, randomized, double-blind, placebo-controlled, 4-arm parallel group study. Eligible patients will be randomized to receive one of the three dose levels of AVP-923 (45/10 mg, 30/10 mg, or 20/10 mg) or placebo daily for 12 weeks. The primary efficacy endpoint is the Pain Rating Scale obtained from patient diaries. Secondary endpoints include measure of fatigue, impact of MS on daily life, sleep quality, cognition and depression. Safety will be assessed by monitoring adverse events, clinical laboratory tests, electrocardiograms, physical examinations, and vital signs. In February 2013, based on the successful interim Phase I results from the AVP-786 study, we modified the target study enrollment from approximately 400 to 200 patients both in the U.S. and internationally. This was done in order to accelerate completion of the study so that study data is available to help plan further development of our next generation compound AVP-786.

AVP-923 for the Treatment of Levodopa-Induced Dyskinesia

Levodopa-induced-dyskinesia (“LID”) occurs in most patients with Parkinson’s disease (“PD”) after several years of treatment, generally in association with other motor response complications, such as wearing-off or “on-off” fluctuations. Dyskinesia may be as disabling as the parkinsonism itself, and the limited currently available treatment options are not always effective.

This proof-of-concept, double blind, randomized, crossover study will compare AVP-923 45/10 mg with placebo for treatment of LID. The study will enroll PD patients across three study centers in the US and Canada. Study participants will receive, in a random order, a 2-week treatment with AVP-923 and a 2-week placebo treatment, separated by a 2-week break. At the end of each 2-week treatment period, patients will receive a 2-hour levodopa infusion to test the drug effect on dyskinesia. Patients will be carefully monitored throughout the 6-week study for side effects, Parkinson’s symptoms and general health status. The results of this study will help inform future development of AVP-923 for LID. This study is being funded through a grant awarded by the Michael J. Fox Foundation.

AVP-923 for the treatment of diabetic neuropathic pain

Diabetic peripheral neuropathic (“DPN”) pain, which arises from nerve injury, can result in a chronic and debilitating form of pain that has historically been poorly diagnosed and treated. It is often described as burning, tingling, stabbing, or pins and needles in the feet, legs, hands or arms. An estimated 3.5 million people in the United States experience DPN pain according to the American Diabetes Association. DPN pain currently is most commonly treated with antidepressants, anticonvulsants, opioid analgesics and local anesthetics. Most of these treatments have limited effectiveness or undesirable side effects resulting in a high degree of unmet medical need. The global neuropathic pain market was approximately $2.4 billion in 2010 and is expected to grow to $3.6 billion by 2020 among the seven largest markets, consisting of the United States, Japan, France, Germany, Italy, Spain and the United Kingdom.

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

AVP-786

AVP-786 is a novel investigational drug product consisting of a combination of deuterium-modified dextromethorphan (a new chemical entity or NCE) and the metabolic inhibitor quinidine. The compound was developed through incorporation of deuterium into molecular positions of dextromethorphan, resulting in strengthened molecular bonds which reduce susceptibility to enzyme cleavage. Based on interim data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923.

Partnered Programs

Docosanol 10% Cream — Cold Sore Treatment

Docosanol 10% cream is a topical treatment for cold sores. In 2000, we received FDA approval for marketing docosanol 10% cream as an over-the-counter product. Since that time, docosanol 10% cream has been approved by regulatory agencies in Asia, North America, and Europe. In March 2000, we granted a subsidiary of GlaxoSmithKline, SB Pharmco Puerto Rico, Inc. (“GSK”), the exclusive rights under a license to market docosanol 10% cream in the United States and Canada (“GSK License Agreement”). GSK markets the product under the name Abreva® in these markets. Under the terms of the GSK License Agreement, GSK is responsible for all sales, marketing, manufacturing, and distribution of Abreva. Under the GSK license agreement, we received a total of $25.0 million in milestone payments from GSK and we were entitled to receive an 8% royalty on net sales of Abreva by GSK.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

Revenues

	Three months ended
	March 31,
	2013	2012	$ Change	% Change
REVENUES
Gross product sales	$20,849,581	$11,185,298	$9,664,283	86%
Less: discounts and allowances	4,314,522	2,043,425	2,271,097	111%

Net product sales	16,535,059	9,141,873	7,393,186	81%
Revenues from royalties	899,129	898,515	614	—

Total revenues	$17,434,188	$10,040,388	$7,393,800	74%

Total revenues were approximately $17.4 million for the three months ended March 31, 2013 compared to approximately $10.0 million for the three months ended March 31, 2012. The increase in net revenues of approximately $7.4 million was primarily attributed to an increase of 63% in volume for NUEDEXTA net product sales when compared to the same period of the prior year, as well as price increases taken over the last twelve months.

Discounts and allowances increased by approximately $2.3 million for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Discounts and allowances were 20.7% of gross product sales for the three months ended March 31, 2013 compared to 18.3% of gross product sales for the three months ended March 31, 2012. The increase in the discount and allowances percentage of gross product sales is primarily due to new contracts entered into with managed care entities during fiscal 2013 and fiscal 2012, and increases in government mandated rebates due to the impact of price increases taken during the periods. We expect discounts and allowances to increase in the next twelve months as we enter into additional contracts with additional managed care entities.

Potential revenue-generating contracts that remained active as of March 31, 2013 include licensing revenue from our agreement with GSK, potential royalties from our agreement to out-license all of our monoclonal antibodies and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses

	Three months ended
	March 31,
	2013	2012	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$933,426	$534,345	$399,081	75%
Cost of research grant services	69,090	—	69,090	—
Research and development	8,874,298	6,395,155	2,479,143	39%
Selling and marketing	16,061,408	14,814,014	1,247,394	8%
General and administrative	6,978,684	5,346,990	1,631,694	31%

Total operating expenses	$32,916,906	$27,090,504	$5,826,402	22%

Cost of Product Sales

Cost of product sales was approximately $933,000 for the three months ended March 31, 2013 compared to cost of product sales of approximately $534,000 in the same period of fiscal 2012. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $2.5 million from approximately $6.4 million in the second quarter of fiscal 2012 to approximately $8.9 million for the second quarter of fiscal 2013. The increase is primarily due to increased clinical study costs of approximately $1.1 million, increased regulatory costs of approximately $1.0 million associated with our regulatory filing for NUEDEXTA in Europe, increased personnel costs of approximately $145,000 to support the increased number of studies, and approximately $229,000 of other costs. Medical affairs initiatives related to NUEDEXTA, are also included in research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $1.2 million from approximately $14.8 million for the second quarter of fiscal 2012 compared to approximately $16.1 million for the second quarter of fiscal 2013. The increase is primarily attributed to increased personnel costs resulting from sales force expansions.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.6 million from approximately $5.3 million for the second quarter of fiscal 2012 compared to approximately $7.0 million for the second quarter of fiscal 2013. The increase is primarily attributed to increased legal costs of approximately $757,000 associated with the enforcement of our intellectual property rights related to NUEDEXTA, increased share-based compensation costs of approximately $374,000 for our Board of Directors, increased personnel costs of approximately $344,000 and other costs of approximately $170,000.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended March 31, 2013 and 2012 was approximately $1.8 million and $1.2 million, respectively. Selling and marketing expense in the three month periods ended March 31, 2013 and 2012 includes share-based compensation expense of approximately $419,000 and $235,000, respectively. General and administrative expense in the three month periods ended March 31, 2013 and

2012 includes share-based compensation expense of approximately $1.1 million and $732,000, respectively. Research and development expense in the three month periods ended March 31, 2013 and 2012 includes share-based compensation expense of approximately $288,000 and $267,000, respectively. As of March 31, 2013, approximately $13.5 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.8 years. See Note 9, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Income

For the three months ended March 31, 2013, interest income was approximately $15,000, compared to approximately $8,000 for the same period in the prior year.

Interest Expense

For the three months ended March 31, 2013, interest expense was approximately $1.1 million. There was no interest expense for the same period in the prior year. Interest expense in the second quarter of fiscal 2013 is related to the financing arrangement we entered into in June 2012.

Net Loss

Net loss was approximately $16.5 million, or $0.12 per share, for the three months ended March 31, 2013 compared to a net loss of approximately $17.0 million, or $0.13 per share, for the three months ended March 31, 2012. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, partially offset by an increase in operating expenses and interest expense.

COMPARISON OF SIX MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

Revenues

	Six months ended
	March 31,
	2013	2012	$ Change	% Change
REVENUES
Gross product sales	$39,223,412	$17,470,929	$21,752,483	125%
Less: discounts and allowances	7,809,091	2,840,293	4,968,798	175%

Net product sales	31,414,321	14,630,636	16,783,685	115%
Revenues from royalties	2,525,139	2,574,635	(49,496)	–2%
Revenues from research grant services	15,000	—	15,000	—

Total revenues	$33,954,460	$17,205,271	$16,749,189	97%

Total revenues were approximately $34.0 million for the six months ended March 31, 2013 compared to approximately $17.2 million for the six months ended March 31, 2012. The increase in net revenues of approximately $16.7 million was primarily attributed to an increase of 95% in volume for NUEDEXTA net product sales when compared to the same period of the prior year, as well as price increases taken over the last twelve months.

Discounts and allowances increased by approximately $5.0 million for the six months ended March 31, 2013 when compared to the six months ended March 31, 2012. Discounts and allowances were 19.9% of gross product sales for the six months ended March 31, 2013 compared to 16.3% of gross product sales for the six months ended March 31, 2012. The increase in the discount and allowances percentage of gross product sales is primarily due to new contracts entered into with managed care entities during fiscal 2013 and 2012, and increases in government mandated rebates due to the impact of price increases taken during the periods.

Operating Expenses

	Six months ended
	March 31,
	2013	2012	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$1,771,555	$844,148	$927,407	110%
Cost of research grant services	78,488	—	78,488	—
Research and development	15,522,389	10,139,670	5,382,719	53%
Selling and marketing	29,583,827	28,596,850	986,977	3%
General and administrative	13,517,087	10,639,173	2,877,914	27%

Total operating expenses	$60,473,346	$50,219,841	$10,253,505	20%

Cost of Product Sales

Cost of product sales was approximately $1.8 million for the six months ended March 31, 2013 compared to cost of product sales of approximately $844,000 in the same period of fiscal 2012. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $5.4 million from approximately $10.1 million for the six months ended March 31, 2012 to approximately $15.5 million for the six months ended March 31, 2013. The increase is primarily due to increased clinical study costs of approximately $3.8 million, increased regulatory costs of approximately $941,000 associated with our regulatory filing for NUEDEXTA in Europe, increased personnel costs of approximately $419,000 to support the increased number of studies, and approximately $219,000 of other costs.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $987,000 from approximately $28.6 million for the six months ended March 31, 2012 to approximately $29.6 million for the six months ended March 31, 2013. The increase is primarily attributed to increased personnel costs of approximately $2.5 million resulting from sales force expansions, partially offset by lower costs associated with marketing, market research and other marketing costs of approximately $1.5 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.9 million from approximately $10.6 million for the six months ended March 31, 2012, to approximately $13.5 million for the six months ended March 31, 2013. The increase is primarily attributed to increased legal costs of approximately $1.7 million associated with the enforcement of our intellectual property rights related to NUEDEXTA, increased share-based compensation costs of approximately $408,000 for our Board of Directors, increased personnel costs of approximately $479,000 and other costs of approximately $301,000.

Share-Based Compensation

Total share-based compensation expense in the six month periods ended March 31, 2013 and 2012 was approximately $3.2 million and $2.4 million, respectively. Selling and marketing expense in the six month periods ended March 31, 2013 and 2012 includes share-based compensation expense of approximately $735,000 and $365,000, respectively. General and administrative expense in the six month periods ended March 31, 2013 and 2012 includes share-based compensation expense of approximately $1.9 million and $1.5 million, respectively. Research and development expense in the six month periods ended March 31, 2013 and 2012 includes share-based compensation expense of approximately $556,000 and $508,000, respectively.

Interest Income

For the six months ended March 31, 2013, interest income was approximately $34,000, compared to approximately $22,000 for the same period in the prior year.

Interest Expense

For the six months ended March 31, 2013, interest expense was approximately $2.1 million. There was no interest expense for the same period in the prior year. Interest expense in the six months ended March 31, 2013 is related to the financing arrangement we entered into in June 2012.

Net Loss

Net loss was approximately $28.6 million, or $0.21 per share, for the six months ended March 31, 2013 compared to a net loss of approximately $33.0 million, or $0.25 per share, for the six months ended March 31, 2012. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, partially offset by an increase in operating expenses and interest expense.

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

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Six months ended March 31, 2013	Change Between Periods	Six months ended March 31, 2012
Net cash used in operating activities	$(22,296,056)	$8,315,692	$(30,611,748)
Net cash used in investing activities	(283,497)	559,117	(842,614)
Net cash provided by financing activities	20,660,573	2,046,412	18,614,161

Net decrease in cash and cash equivalents	$(1,918,980)	$10,921,221	$(12,840,201)

Operating activities. Net cash used in operating activities was approximately $22.3 million for the six months ended March 31, 2013, compared to approximately $30.6 million for the six months ended March 31, 2012. The decrease is due to increased net product sales of approximately $16.8 million and an increase in non-cash charges and changes in operating assets and liabilities of approximately $3.9 million, partially offset by increased operating expenses of $10.3 million primarily due to research and development activities and an increase in interest expense of approximately $2.1 million.

Investing activities. Net cash used in investing activities was approximately $283,000 for the six months ended March 31, 2013, compared to approximately $843,000 for the six months ended March 31, 2012. The decrease in cash used in investing activities was primarily related to decreased purchases of property and equipment for the six months ended March 31, 2013, when compared to the same period in the prior year.

Financing activities. Net cash provided by financing activities was approximately $20.7 million for the six months ended March 31, 2013 compared to approximately $18.6 million for the six months ended March 31, 2012. In the six months ended March 31, 2013, we raised approximately $19.1 million in net proceeds from the sale of common stock under our at-the-market facility, received proceeds of approximately $1.0 million from the exercise of warrants and received proceeds of approximately $543,000 from the exercise of stock options. In the six months ended March 31, 2012, we raised approximately $10.1 million from the sale of our common stock under our at-the-market facility, received proceeds of approximately $7.8 million from the exercise of warrants and approximately $765,000 from the exercise of stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. As of March 31, 2013, 6,820,000 shares of common stock had been sold under this facility for total gross proceeds of approximately $19.6 million. As of March 31, 2013, approximately $80.4 million remains available on this shelf registration statement.

As of March 31, 2013 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligation	$36,363,829	$10,749,024	$25,614,805	$—	$—
Operating lease obligations	3,007,328	828,635	1,618,509	560,184	—
Purchase obligations (1)	10,697,768	10,697,768	—	—	—

Total	$50,068,925	$22,275,427	$27,233,314	$560,184	$—

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2013 which approximates our contractual commitments for goods and services in the normal course of our business.

NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the six months ended March 31, 2013 and 2012, royalties of approximately $1.6 million and $727,000, respectively, are recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

Under the agreement with Concert, we are obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2 – $6 million, $1.5 – $15 million, and $25 – $60 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1 billion annually. As of March 31, 2013, we have accrued $2.0 million for milestones that have been achieved pursuant to this agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Outlook

We believe that cash and cash equivalents, restricted cash and cash equivalents, restricted investments and short-term investments of approximately $70.2 million at March 31, 2013, together with funds generated from sales of NUEDEXTA, will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations, please see Part II, Item 1A, “Risk Factors.”

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, we are exposed to market risks related to changes in interest rates. Because substantially all of our revenue, expenses and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates as we seek to expand distribution of NUEDEXTA into Europe and purchase additional services from outside the U.S., including clinical trials. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Interest rate sensitivity

The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments and short-term investments, which are primarily certificates of deposit, as of March 31, 2013 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of March 31, 2013, approximately $35.4 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $32.5 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At March 31, 2013, such uninsured deposits totaled approximately $66.8 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2013. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NUEDEXTA ANDA Litigation

In fiscal 2011 and 2012, we received Paragraph IV certification notices from five separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, we also filed a protective suit in the U.S. District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by us in May 2012. In September and October 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc.

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

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA Actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ’282, ’484 and ’115 patents are not infringed and/or are invalid. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these matters.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of March 31, 2013, we had an accumulated deficit of approximately $453.7 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for at least the short term as we continue to grow NUEDEXTA sales and invest in the development of AVP-923 and AVP-786.

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

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the ANDAs submitted by the Defendants can occur no earlier than October 29, 2013. Further, as a result of the 30-month stay associated with the filing of the ANDA actions, the FDA cannot grant final approval to any ANDA before December 30, 2013, unless there is an earlier court decision holding that the Orange Book-listed ’282, ’484 and ’115 patents are not infringed and/or are invalid.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA. Although we had approximately $70.2 million in cash and cash equivalents, restricted cash and cash equivalents, restricted investments and short-term investments as of March 31, 2013, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

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

If we raise additional capital, we may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt securities. We currently have a Sales Agreement in place with Cowen and Company, LLC, pursuant to which, as of March 31, 2013, we have the right to sell up to $5.4 million of our common stock in an “at-the-market” offering with Cowen acting as placement agent. Each of these financing alternatives carries certain risks.

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

In April 2013, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a positive opinion for NUEDEXTA, recommending it be approved for the treatment of PBA, irrespective of neurologic cause. In addition, the CHMP also recommended approval of two dose strengths of NUEDEXTA; 20/10 mg and 30/10 mg capsules.

The European Commission, which has the authority to approve medicines for use in the European Union, generally follows the recommendations of the CHMP and typically renders a final decision within three months of the CHMP opinion. If the CHMP recommendation is formally adopted by the European Commission, NUEDEXTA would be approved for marketing in all 27 member states of the European Union plus Iceland and Norway. Although the CHMP has recommended the approval of NUEDEXTA for the treatment of PBA, irrespective of neurologic cause, there can be no assurance that the European Commission will adopt the recommendation. In addition, even if we are successful in obtaining approval of NUEDEXTA in the EU, individual countries may not provide adequate reimbursement. Any of these outcomes would be expected to adversely affect our potential future revenues and/or expense levels associated with the marketing of NUEDEXTA in the EU.

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

We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. As a result, we do not currently have a diversified pipeline of product candidates and our long-term success is currently dependent on NUEDEXTA. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for the treatment of PBA and/or AVP-923/AVP-786 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA and/or AVP-923/AVP-786, if the terms are attractive. Additionally, we may seek to acquire rights to other drugs or technologies. However, all of these transactions involve numerous risks, including:

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

We rely on market research to evaluate the commercial acceptance of NUEDEXTA.

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

It is unclear whether we would be eligible for patent-term extension in the U.S. and supplementary protection certificates in Europe and we therefore do not know whether our patent-term can be extended. There is also some uncertainty regarding achieving regulatory data protection in the European Union.

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

Once the three-year FDCA exclusivity period has passed and after the patents (including the patent extension term, if any) that cover NUEDEXTA expire or have been invalidated, generic drug companies would be able to introduce competing versions of the drug. If we are unsuccessful in defending our patents against generic competition, our long-term revenues from NUEDEXTA sales may be significantly less than expected, we may have greater difficulty finding a development partner or licensee for NUEDEXTA and the costs to defend the patents would be significant.

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

In Europe, similar market exclusivity provisions provide for a maximum five-year extension for certain patents through the granting of Supplementary Protection Certificates. Although all countries in the European Union are required to provide Supplementary Protection Certificates that come into force after expiry of the patent upon which they are based, no unified cross-recognition exists. Applications for Supplementary Protection Certificates must be filed with each country’s patent office and approved on a country-by-country basis. Although we believe that NUEDEXTA, if approved by the European Commission, will qualify for this extension and we plan to apply for Supplementary Protection Certificates, we cannot assure you that NUEDEXTA will be granted any Supplementary Protection Certificates nor, if a Supplementary Protection Certificate is granted, that the term of the extension will be five years.

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

The pharmaceutical and biotechnology industries are highly competitive and subject to significant and rapid technological change. We compete with hundreds of companies that develop and market products and technologies in areas similar to those in which we are performing our research. For example, we expect that NUEDEXTA may face competition from off-label use of other agents in the treatment of PBA, even though none of these agents has proven to be safe and effective for the treatment of PBA. Additionally, NUEDEXTA may face direct competition from a generic form of NUEDEXTA, if approved, as described above.

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

The cGMP regulations also include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of products. We are also subject to state laws and registration requirements covering the distribution of our products. If we fail to comply with any of these requirements, we may be subject to action by regulatory agencies, which could negatively affect our business.

Regulatory agencies may also change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

A majority of sales of NUEDEXTA come from institutional settings. Any adverse change in reimbursement policy affecting patients, providers and payers in institutional settings could have a material and adverse impact on our business.

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

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil and criminal penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal healthcare programs’ Anti-Kickback Law (as amended by the PPACA, which modified the intent requirement of the Anti-Kickback Law so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it), which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent and, under the PPACA, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

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

In addition, the compliance environment is changing as some states mandate implementation of commercial compliance programs to ensure compliance with these laws. The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers and such information will be made publicly available in a searchable format. Drug manufacturers are required to begin collecting required information on August 1, 2013 and to submit reports disclosing any investment interests held by physicians and their immediate family members from August through December of 2013 by March 31, 2014. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. PPACA also requires pharmaceutical manufacturers and distributors to provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. There has also been a recent trend of increased federal and state regulation of payments made to physicians for marketing, including the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

If our operations are found to be in violation of any of the laws described above or any other domestic or foreign laws or governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Even if we are not found to be in violation of any of the laws described above or any other domestic or foreign laws or governmental regulations that apply to us, any action against us for violation of these laws could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Companies may not promote drugs for “off-label” uses – that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments for a given medical condition, the FDA and other regulatory agencies do restrict communications by pharmaceutical companies and their sales representatives regarding dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of product for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted product for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange with health care professionals concerning their products.

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

•

the cost of our clinical trials may be greater than we currently anticipate and clinical trials may take longer than expected to enroll patients and complete, particularly for progressive diseases such as MS where our drug candidates are primarily aimed at treating associated symptoms and not the underlying disease itself; and

•

there could be a delay in initiating our clinical trials. For example, increased FDA scrutiny of drug manufacturing at compounding pharmacies has resulted in a closer examination of the proposed manufacturing process of the intravenous formulation of levodopa to be utilized in our levodopa-induced dyskinesia study. There can be no assurance that we can address the agency’s concerns.

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

We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute NUEDEXTA and the active pharmaceutical ingredient (“API”) for docosanol 10% cream and to provide clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and NUEDEXTA, and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom-made and available from only a limited number of sources. In particular, there may be a limited supply source for APIs in NUEDEXTA. Although we maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations and revenues. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or NUEDEXTA API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing NUEDEXTA could negatively affect our sales revenues, as well as delay our clinical trials of AVP-923 for DPN pain, MS-related pain or other potential indications. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

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

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	May 9, 2013
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance	May 9, 2013
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)