Form 10-Q
period 2013-06-30
AVANIR PHARMACEUTICALS, INC.
filed 2013-08-08
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant had 145,469,129 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$55,021,932	$69,778,406
Restricted cash and cash equivalents	765,268	652,913
Trade receivables, net	12,137,603	7,231,759
Inventories, net	599,666	415,475
Prepaid expenses	1,092,588	1,569,255
Other current assets	777,925	865,335
Restricted short-term investment	—	401,550

Total current assets	70,394,982	80,914,693
Restricted long-term investments	1,303,938	1,302,136
Property and equipment, net	1,614,023	1,808,594
Non-current inventories, net	849,266	908,364
Other assets	587,528	1,078,009

TOTAL ASSETS	$74,749,737	$86,011,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,763,026	$2,932,961
Accrued expenses and other liabilities	8,687,613	7,062,159
Accrued compensation and payroll taxes	5,549,927	5,603,546
Current portion of deferred royalty revenues	1,960,112	2,557,464
Current portion of notes payable, net of debt discount	5,088,807	2,162,263

Total current liabilities	27,049,485	20,318,393
Accrued expenses and other liabilities, net of current portion	1,256,446	666,179
Notes payable, net of current portion and debt discount	24,174,407	26,698,263
Deferred royalty revenues, net of current portion	—	1,491,854

Total liabilities	52,480,338	49,174,689

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2013 and September 30, 2012	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 145,465,441 and 136,435,492 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	14,547	13,643
Additional paid-in capital	487,342,291	461,883,490
Accumulated deficit	(465,087,439)	(425,060,026)

Total stockholders’ equity	22,269,399	36,837,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,749,737	$86,011,796

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Net product sales	$19,044,288	$10,050,573	$50,458,609	$24,681,209
Revenues from royalties	714,374	487,423	3,239,513	3,062,058
Revenues from research grant services	—	—	15,000	—

Total revenues	19,758,662	10,537,996	53,713,122	27,743,267

OPERATING EXPENSES
Cost of product sales	1,077,736	563,527	2,849,291	1,407,675
Cost of research grant services	—	—	78,488	—
Research and development	6,053,684	6,831,206	21,576,073	16,970,876
Selling and marketing	16,005,750	12,694,855	45,589,577	41,291,705
General and administrative	7,031,615	5,160,414	20,548,702	15,799,587

Total operating expenses	30,168,785	25,250,002	90,642,131	75,469,843

Loss from operations	(10,410,123)	(14,712,006)	(36,929,009)	(47,726,576)

OTHER INCOME (EXPENSE)
Interest income	10,183	7,890	44,579	30,063
Interest expense	(1,024,462)	(326,098)	(3,142,952)	(326,098)
Other, net	(228)	—	(31)	4,081

Net loss	$(11,424,630)	$(15,030,214)	$(40,027,413)	$(48,018,530)

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.29)	$(0.36)

Basic and diluted weighted average number of common shares outstanding	145,244,796	135,825,005	140,388,237	132,391,195

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(40,027,413)	$(48,018,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617,594	510,558
Amortization of debt discount and debt issuance costs	475,916	49,873
Share-based compensation expense	4,507,508	3,614,709
Loss on disposal of property and equipment	279	—
Changes in operating assets and liabilities:
Trade receivables, net	(4,905,844)	(2,957,150)
Inventories, net	(125,093)	(263,875)
Prepaid expenses and other assets	1,382,880	767,642
Accounts payable	2,726,371	(193,401)
Accrued expenses and other liabilities	2,215,721	3,703,826
Accrued compensation and payroll taxes	(53,619)	304,609
Deferred product revenues, net	—	(1,652,788)
Deferred royalty revenues	(2,089,206)	(1,424,052)

Net cash used in operating activities	(35,274,906)	(45,558,579)

INVESTING ACTIVITIES:
Purchases of property and equipment	(319,608)	(754,473)
Purchase of restricted investments and restricted cash and cash equivalents	(114,157)	(103,660)

Net cash used in investing activities	(433,765)	(858,133)

FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs	—	29,614,564
Proceeds from issuances of common stock, net of commissions and offering costs	19,093,021	10,062,996
Proceeds from exercise of stock options and warrants	1,859,176	8,923,510

Net cash provided by financing activities	20,952,197	48,601,070

Net increase (decrease) in cash and cash equivalents	(14,756,474)	2,184,358
Cash and cash equivalents at beginning of period	69,778,406	79,542,564

Cash and cash equivalents at end of period	$55,021,932	$81,726,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,013,750	$—
Income taxes paid	$3,200	$3,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of restriction on short-term investment	$401,550	$—
Issuance of warrants for common stock in connection with notes payable	$—	$1,169,227
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$103,694	$—

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Avanir Pharmaceuticals, Inc. (“Avanir”, “we”, or the “Company”) is a biopharmaceutical company focused on acquiring, developing, and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product NUEDEXTA® (referred to as AVP-923 during clinical development), is a first-in-class dual NMDA receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, is approved in the United States for the treatment of pseudobulbar affect (“PBA”). It is also approved in the European Union for the treatment of PBA in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg.

The Company is studying the clinical utility of AVP-923 in other mood/behavior disorders, movement disorders and pain. The Company currently has three ongoing Phase II clinical trials exploring the potential treatment of agitation in patients with Alzheimer’s disease, treatment of central neuropathic pain in patients with multiple sclerosis and treatment of levodopa-induced-dyskinesia (“LID”) in Parkinson’s disease. The LID study is supported by a grant from the Michael J. Fox Foundation.

The Company is also developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan and quinidine for the treatment of neurologic and psychiatric disorders. The Company completed a pharmacokinetic study with AVP-786 and based on this data, the Company believes that it has identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug application. Upon completion of these non-clinical studies the Company intends to proceed directly into human clinical trials.

In July 2013, the Company entered into an exclusive license agreement with OptiNose AS (“OptiNose”) for the development and commercialization of OptiNose AS’s novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine. The licensed territories are the United States, Canada and Mexico. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. Under the terms of the agreement, Avanir assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product, now named AVP-825. Both parties will work together on the remaining activities in support of the New Drug Application (“NDA”) submission. Avanir has begun preparing the NDA and expects to file the application with the FDA by early calendar 2014.

The Company’s operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, the occurrence of adverse safety events with NUEDEXTA; that NUEDEXTA may not gain broader acceptance by the medical field or that the indicated use may not be clearly understood; the Company’s dependence on third parties for manufacturing and distribution of NUEDEXTA; that the Company may not adequately build or maintain the necessary sales, marketing, supply chain management and reimbursement capabilities on its own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms; the ability to successfully protect and enforce its intellectual property rights relating to NUEDEXTA; timing and uncertainty of achieving milestones in clinical trials; obtaining approvals by the FDA, European Medicines Agency (“EMA”) and regulatory agencies in other countries; potential regulatory delays or rejections in the filing or acceptance of an NDA; and the progress of the Company’s AVP-786 development program. The Company’s ability to generate revenues in the future may depend on market acceptance of NUEDEXTA for the treatment of PBA, pricing and reimbursement in European countries, the ability to obtain a partner to market NUEDEXTA in the EU, commercial market estimates and related revenue projections for AVP-825 and the timing and success of reaching clinical development milestones and obtaining regulatory approvals for other formulations and indications for AVP-923. The Company’s operating expenses depend substantially on the level of expenditures for the ongoing marketing of NUEDEXTA, clinical development activities for NUEDEXTA, AVP-923, AVP-786 and AVP-825.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the nine months ended June 30, 2013 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Concentration of credit risk and sources of supply

As of June 30, 2013, $40.4 million of the Company’s cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $14.6 million of the Company’s cash and cash equivalents were maintained at three major financial institutions in the United States. Deposits held with financial institutions often exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. At June 30, 2013, such uninsured deposits totaled approximately $54.0 million of the $55.0 million of total cash and cash equivalents. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing. The Company performs ongoing credit evaluations of customers’ financial condition and would limit the amount of credit extended if necessary; however, the Company has historically required no collateral from its customers.

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

Deferred rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent.

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

Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”). Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer, provided the criteria for revenue recognition have been met. The Company sells docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times a year. The Company’s contracts for sales of docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve.

Multiple Element Arrangements. The Company has, in the past, entered into arrangements whereby it delivers to the customer multiple elements including technology and/or services. Such arrangements have included some combination of the following: antibody generation services; licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. At the inception of the arrangement, the Company analyzes the multiple element arrangements to determine whether the elements can be separated. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company did not enter into any multiple element arrangements which required the Company to estimate selling prices during the first nine months of fiscal 2013 and fiscal 2012.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognizes royalty revenue in the period in which the threshold is exceeded. During the nine months ended June 30, 2013 and 2012, sales in excess of the threshold resulted in recognized royalty revenues from GSK of approximately $1.2 million in each period.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed consolidated statements of operations for periods in fiscal 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Total compensation expense related to all of the Company’s share-based awards for the three and nine month periods ended June 30, 2013 and 2012, was comprised of the following:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Share-based compensation classified as:
Research and development expense	$245,014	$209,261	$800,827	$717,196
Selling and marketing expense	452,220	277,010	1,186,815	642,082
General and administrative expense	613,964	732,151	2,519,866	2,255,431

Total	$1,311,198	$1,218,422	$4,507,508	$3,614,709

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Share-based compensation expense from:
Stock options	$1,038,809	$938,550	$3,158,459	$2,679,515
Restricted stock units	272,389	279,872	1,349,049	935,194

Total	$1,311,198	$1,218,422	$4,507,508	$3,614,709

Since the Company has a net operating loss carry-forward as of June 30, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine month periods ended June 30, 2013 and 2012, that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at June 30, 2013 was $3.1 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at June 30, 2013 and September 30, 2012.

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

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in the third quarter of calendar 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In May 2013, the FASB re-exposed this draft and the comment period will end in September 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

3. INVENTORIES

Inventories are comprised of NUEDEXTA product and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan and quinidine, as well as the active pharmaceutical ingredient docosanol.

The composition of inventories as of June 30, 2013 and September 30, 2012 is as follows:

	June 30, 2013	September 30, 2012
		(audited)
Raw materials	$969,991	$1,026,250
Work in progress	36,453	43,828
Finished goods	442,488	253,761

Total inventory	1,448,932	1,323,839
Less: current portion	(599,666)	(415,475)

Non-current portion	$849,266	$908,364

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules in the future.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013	September 30, 2012
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$4,401,123	$2,851,140
Accrued research and development expenses	1,628,537	1,222,140
Accrued selling and marketing expenses	1,156,051	1,075,387
Accrued general and administrative expenses	1,191,186	1,094,755
Other liabilities	1,567,162	1,484,916

Total accrued expenses and other liabilities	9,944,059	7,728,338
Less: current portion	(8,687,613)	(7,062,159)

Non-current total accrued expenses and other liabilities	$1,256,446	$666,179

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

5. NET DEFERRED REVENUES

The following table sets forth as of June 30, 2013, the activity in deferred royalty revenue for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA:

Drug Royalty USA Agreement
Net deferred revenues as of September 30, 2012	$4,049,318
Changes during the period:
Recognized as revenues during period	(2,089,206)

Net deferred revenues as of June 30, 2013	$1,960,112

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

6. NOTES PAYABLE

In fiscal 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. In the third fiscal quarter of 2013, the Company met the criteria to extend the interest only payment six months. Therefore, the Company will make monthly payments of interest only until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted as interest expense over the term of the debt using the interest method and the related liability is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three and nine months ended June 30, 2013, debt discount amortization was approximately $0.1 million and $0.4 million, respectively.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of representations, warranties or covenants; certain bankruptcy events; the occurrence of certain material adverse changes; and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of June 30, 2013, the Company was in compliance with all covenants in the Loan Agreement.

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

For the three and nine month periods ended June 30, 2013 and 2012, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2013	2012
Stock options	8,939,384	8,290,730
Stock warrants	53,957	1,201,116
Restricted stock units (1)	3,061,274	2,628,844

(1)	Includes 1,214,840 and 1,551,814 shares of restricted stock at June 30, 2013 and 2012, respectively, awarded to directors that have vested but are still restricted until the directors resign.

8. STOCKHOLDERS’ EQUITY

Common Stock

In August 2012, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of the Company’s common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. In July 2013, the sales agreement with Cowen was amended to increase the amount available to sell under the agreement by an additional $25.0 million. During the nine months ended June 30, 2013, the Company issued 6,820,000 shares of common stock under the sales agreement raising proceeds of approximately $19.1 million, net of offering costs, including commissions.

During the nine months ended June 30, 2013, the Company received proceeds of approximately $1.0 million from the exercise of warrants to purchase 710,109 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share.

During the nine months ended June 30, 2013, the Company issued 510,188 shares of common stock in connection with restricted stock units which were awarded to directors and vested at September 30, 2012, but were restricted until the resignation of the directors, 182,524 shares of common stock in connection with the vesting of restricted stock units and 734,943 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $0.8 million.

Warrants Outstanding

In May 2012, the Company issued warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share in connection with the May 2012 Loan Agreement. (See Note 6, “Notes Payable”). In November 2012, 437,050 of these warrants were exercised in a cashless transaction resulting in the issuance of 72,185 shares of the Company’s common stock. As of June 30, 2013, 53,957 warrants remain outstanding and exercisable. The warrants expire in May 2022.

9. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has three equity incentive plans under which awards are outstanding (the “Plans”), one of which is currently in active use as described below. The Plans are: the 2005 Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”), which are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. All of the Plans were approved by the Company’s stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of restricted share units or purchase of restricted stock.

During the nine month periods ended June 30, 2013 and 2012, the Company granted share-based awards under both the 2003 Plan and the 2005 Plan. Under the 2003 Plan and the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Effective March 2013, the Company is no longer able to issue grants from the 2003 Plan. Pursuant to the provisions for annual increases fin the 2005 Plan, the number of authorized shares of common stock for issuance increased by 325,000 shares effective November 15, 2012. As of June 30, 2013, the Company had an aggregate of 12,934,540 shares of its common stock reserved for future issuance. Of those shares, 12,000,658 shares were related to outstanding options and other awards and 933,882 shares were available for future grants of share-based awards. As of June 30, 2013, no equity awards were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2013, there were no equity awards that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of June 30, 2013.

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

Summaries of stock options outstanding and changes during the nine months ended June 30, 2013 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2012	8,142,468	$2.67
Granted	1,929,607	$2.66
Exercised	(734,943)	$1.15
Forfeited	(397,748)	$3.10

Outstanding June 30, 2013	8,939,384	$2.78	7.5	$17,991,429

Vested and expected to vest in the future, June 30, 2013	8,651,872	$2.78	7.5	$17,449,725

Exercisable, June 30, 2013	4,514,201	$2.80	6.4	$9,830,381

The weighted average grant-date fair value of options granted during the nine month periods ended June 30, 2013 and 2012 was $1.80 per share. The total intrinsic value of options exercised during the nine month periods ended June 30, 2013 and 2012 was approximately $1.4 million and $3.0 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2013, the total unrecognized compensation cost related to unvested options was approximately $8.5 million which is expected to be recognized over the weighted-average period of 2.6 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the nine month periods ended June 30, 2013 and 2012.

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

Assumptions used in the Black-Scholes model for options granted during the nine months ended June 30, 2013 were as follows:

Expected volatility	83%-84%
Expected term in years	5.4
Expected risk-free interest rate (zero coupon U.S. Treasury Note)	0.8%-1.3%
Expected dividend yield	0%

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

The following table summarizes the RSU activities for the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, September 30, 2012	1,016,624	$2.23
Granted	1,166,301	$2.65
Vested	(306,988)	$2.99
Forfeited	(29,503)	$2.23

Unvested, June 30, 2013	1,846,434	$2.37

The grant-date fair value of RSUs granted during the nine month periods ended June 30, 2013 and 2012 was approximately $3.1 million and $2.4 million, respectively. As of June 30, 2013, the total unrecognized compensation cost related to unvested shares was approximately $3.4 million which is expected to be recognized over a weighted-average period of 2.6 years, based on the vesting schedules.

At June 30, 2013, there were 1,214,840 shares of restricted stock with a weighted-average grant date fair value of $2.05 per share awarded to directors that have vested but are still restricted until the director resigns.

Performance RSUs. During the nine months ended June 30, 2013, the Company granted performance RSUs to purchase 325,434 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2013 revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over three years beginning on the date the performance goal is achieved (“Achievement Date”), with 50% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 50% of the RSU shares vesting annually in equal installments thereafter over two years. At June 30, 2013, the performance goal had not been met and 321,434 performance RSUs remained outstanding.

Additionally, during fiscal 2012, the Company granted performance RSUs to purchase 30,000 shares of common stock from the 2003 Stock Option Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting occurs over 4 years beginning on the Achievement Date, with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. At June 30, 2013, the performance goal had not been met and all 30,000 performance RSUs remained outstanding.

10. COMMITMENTS AND CONTINGENCIES

Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the nine months ended June 30, 2013 and 2012, royalties of approximately $2.5 million and $1.2 million, respectively, were recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Concert Pharmaceuticals, Inc. (“Concert”) — The Company holds exclusive worldwide rights to develop and commercialize Concert’s deuterium-modified dextromethorphan compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the terms of the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of deuterium-modified dextromethorphan products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – $6.0 million, $1.5 – $15.0 million, and $25.0 – $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of deuterium-modified dextromethorphan products exceeding $1 billion annually. As of June 30, 2013, the Company has paid $2.0 million for milestones that have been achieved pursuant to this agreement, which were recorded to research and development expense in the condensed consolidated statement of operations.

OptiNose AS — In July 2013, the Company entered into an exclusive license agreement for the development and commercialization of OptiNose’s novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine. The licensed territories are the United States, Canada and Mexico.

Under the terms of the agreement, OptiNose received an upfront cash payment of $20 million and is eligible to receive reimbursement for certain shared development costs and up to an additional $90 million in aggregate milestone payments resulting from the achievement of future clinical, regulatory and commercial milestones. In addition, following product approval, Avanir will be required to make tiered royalty payments to OptiNose of a low double-digits percentage of net sales in the United States, Canada and Mexico.

Legal Contingencies —

NUEDEXTA ABBREVIATED NEW DRUG APPLICATION (“ANDA”) Litigation

In fiscal 2011 and 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, the Company also filed a protective suit in the U.S District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by the Company in May 2012. In September and October 2012, the Company filed lawsuits in the U.S. District Court for the District of

Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. In October 2012, Watson announced that it completed the acquisition of Actavis and the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc. As a result of Sandoz’ acquisition and maintenance of said ANDA, on May 30, 2013, the Company filed suit in the U.S. District Court for the District of Delaware against Sandoz. This suit was filed on the basis that Sandoz’ ANDA to obtain approval to manufacture, use, sell, or offer for sale a generic version of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents.

On December 3, 2012, the Company received a Memorandum Opinion and Order (the “Order”) issued by Judge Leonard P. Stark of the United States District Court for the District of Delaware (the “Court”) related to the Markman hearing held October 5, 2012 in the Company’s ongoing patent infringement case against the Defendants. The Order establishes the meaning of patent claim terms in dispute between the parties. After comprehensive briefing and oral argument, Judge Stark’s Order adopted the Company’s proposed or stipulated patent term constructions.

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

Guarantees and Indemnities — The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facilities or leases. Additionally, the Company periodically enters into contracts that contain indemnification obligations, including contracts for the purchase and sale of assets, wholesale distribution agreements, clinical trials, non-clinical development work and securities offerings. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of certain claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2013.

11. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All of the Company’s operations are currently located in the United States; therefore, total revenues for the three and nine month periods ended June 30, 2013 and 2012 are attributed to the United States. All long-lived assets at June 30, 2013 and September 30, 2012 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 88% and 89% of net product sales for the nine month periods ended June 30, 2013 and 2012, respectively. In addition, the three wholesalers accounted for 89% and 91% of trade receivables at June 30, 2013 and September 30, 2012, respectively.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than discussed in the accompanying notes.

In July 2013, the Company entered into an exclusive license agreement for the development and commercialization of OptiNose’s novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine. The licensed territories are the United States, Canada and Mexico. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. Under the terms of the agreement, Avanir assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product, now named AVP-825. Both parties will work together on the remaining activities in support of the NDA submission. Avanir has begun preparing the NDA and expects to file the application with the FDA by early calendar 2014. Additionally, under the terms of the agreement, OptiNose received an upfront cash payment of $20 million and is eligible to receive reimbursement for certain shared development costs and up to an additional $90 million in aggregate milestone payments resulting from the achievement of future clinical, regulatory and commercial milestones. In addition, following product approval, Avanir will be required to make tiered royalty payments to OptiNose of a low double-digits percentage of net sales in the United States, Canada and Mexico.

In July 2013, the Company amended its sales agreement with Cowen entered into in August 2012 relating to the sale of up to $25.0 million shares of the Company’s common stock. The amendment increased the amount of the Company’s common stock available to sell under the sales agreement by an additional $25.0 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended June 30, 2013 are also referred to as the third quarter of fiscal 2013.

EXECUTIVE OVERVIEW

Avanir Pharmaceuticals is a biopharmaceutical company focused on acquiring, developing, and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product NUEDEXTA® (referred to as AVP-923 during clinical development), is a first-in-class dual NMDA receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, is approved in the United States for the treatment of pseudobulbar affect (“PBA”). It is also approved for PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg.

We are studying the clinical utility of AVP-923 in other mood/behavior disorders, movement disorders and pain. We currently have three ongoing Phase II clinical trials exploring the potential treatment of agitation in patients with Alzheimer’s disease, treatment of central neuropathic pain in patients with multiple sclerosis, and treatment of levodopa-induced dyskinesia in Parkinson’s disease, which is supported by a grant from the Michael J. Fox Foundation.

We are also developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan and quinidine for the treatment of neurologic and psychiatric disorders. We completed a pharmacokinetic study with AVP-786 and based on this data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923.

The following chart illustrates the status of research and development activities for our products and product candidates that are commercialized or under development.

	Non- Clinical	Ph I	Ph II	Ph III	Filed	Market

AVP-923
Pseudobulbar Affect

Agitation in Alzheimer’s Disease

Neuropathic Pain in Multiple Sclerosis

Dyskinesia in Parkinson’s Disease

AVP-786
Undisclosed

AVP-825
Migraine

In addition to the research and development programs identified above, Avanir has provided unrestricted research grants to support several investigator initiated studies with AVP-923. Current studies planned or ongoing include potential treatment of behavioral symptoms of adults with autism spectrum disorder, treatment of bulbar function (impaired speech, swallowing, and saliva control) associated with amyotrophic lateral sclerosis (ALS), and treatment of refractory depression. For additional information regarding these studies please see http://clinicaltrials.gov.

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

The table below shows total gross product sales and dispensed units (capsules) for NUEDEXTA during the past four quarterly periods.

	Three Months Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Gross product sales	$15,431,249	$18,373,831	$20,849,581	$24,315,422

Total dispensed units (capsules)	1,584,263	1,727,356	1,839,842	2,334,898
Percentage growth over previous quarter	19%	9%	7%	27%

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

In November 2011, we initiated a Phase II study, known as Pain Research In Multiple sclErosis (“PRIME”), for the treatment of central neuropathic pain in MS. The objectives of PRIME are to evaluate the safety, tolerability, and efficacy of three dose levels of AVP-923 capsules for the treatment of central neuropathic pain in a population of patients with MS. The trial is a multicenter, randomized, double-blind, placebo-controlled, 4-arm parallel group study. Eligible patients will be randomized to receive one of the three dose levels of AVP-923 (45/10 mg, 30/10 mg, or 20/10 mg) or placebo daily for 12 weeks. The primary efficacy measure is the Pain Rating Scale obtained from patient diaries. The primary efficacy endpoint will look at the plasma levels of DM at different doses versus the pain relief observed. Secondary endpoints include measure of fatigue, impact of MS on daily life, sleep quality, cognition and depression. Safety will be assessed by monitoring adverse events, clinical laboratory tests, electrocardiograms, physical examinations, and vital signs. In February 2013, based on the successful interim Phase I results from the AVP-786 study, we modified the target study enrollment from approximately 400 to 200 patients both in the U.S. and internationally. The enrollment target was modified in order to accelerate completion of the study so that data would be available to help plan further development of our next generation compound AVP-786. The PRIME study completed enrollment in June 2013.

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

AVP-786 for the treatment of neurologic and psychiatric disorders

AVP-786 is a novel investigational drug product consisting of a combination of deuterium-modified dextromethorphan (a new chemical entity or NCE) and the metabolic inhibitor quinidine. The compound was developed through incorporation of deuterium into molecular positions of dextromethorphan, resulting in strengthened molecular bonds which reduce susceptibility to enzyme cleavage. Based on interim data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug application. Upon completion of these non-clinical studies the Company intends to proceed directly into human clinical trials for those indications where we are currently studying AVP-923. In addition, we may explore the utility of AVP-786 in other CNS disorders.

AVP-825 for the treatment of acute migraine

AVP-825 is an investigational drug-device combination product consisting of low-dose sumatriptan powder to treat acute migraine. The powder is delivered intranasally utilizing a novel Breath PoweredTM delivery technology. If approved, AVP-825 would be the first and only fast-acting dry-powder intranasal form of sumatriptan. We have begun preparing the NDA and expect to file the application with the FDA by early calendar 2014.

Migraine represents an area of significant unmet medical need. According to the Centers for Disease Control and Prevention, over 37 million Americans suffer from migraine headaches. The triptan class of medications is generally considered the gold standard of care with over 13 million prescriptions written annually. Sumatriptan is the class leader with a market share of over 50% making it the most commonly prescribed migraine drug in the U.S. An online survey of over 2,500 frequent migraine sufferers revealed that 66% were dissatisfied with their treatments. As a result, many migraine sufferers are seeking fast-acting, well tolerated treatment options.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

Revenues

	Three months ended June 30,
	2013	2012	$ Change	% Change
REVENUES
Gross product sales	$24,315,422	$12,205,811	$12,109,611	99%
Less: discounts and allowances	5,271,134	2,155,238	3,115,896	145%

Net product sales	19,044,288	10,050,573	8,993,715	89%
Revenues from royalties	714,374	487,423	226,951	47%

Total revenues	$19,758,662	$10,537,996	$9,220,666	87%

Total revenues were approximately $19.8 million for the three months ended June 30, 2013 compared to approximately $10.5 million for the three months ended June 30, 2012. The increase in net revenues of approximately $9.2 million was primarily attributed to an increase of 76% in volume for NUEDEXTA net product sales when compared to the same period of the prior year, as well as price increases taken over the last twelve months.

Discounts and allowances increased by approximately $3.1 million for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Discounts and allowances were 21.7% of gross product sales for the three months ended June 30, 2013 compared to 17.7% of gross product sales for the three months ended June 30, 2012. The increase in the discount and allowances percentage of gross product sales is primarily due to new contracts entered into with managed care entities during fiscal 2013 and fiscal 2012, and increases in government mandated rebates due to the impact of price increases taken during the periods. We expect discounts and allowances to increase in the next twelve months as we enter into additional contracts with additional managed care entities.

Potential revenue-generating contracts that remained active as of June 30, 2013 include licensing revenue from our agreement with GSK, potential royalties from our agreement to out-license all of our monoclonal antibodies and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses

	Three months ended June 30,
	2013	2012	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$1,077,736	$563,527	$514,209	91%
Research and development	6,053,684	6,831,206	(777,522)	–11%
Selling and marketing	16,005,750	12,694,855	3,310,895	26%
General and administrative	7,031,615	5,160,414	1,871,201	36%

Total operating expenses	$30,168,785	$25,250,002	$4,918,783	19%

Cost of Product Sales

Cost of product sales was approximately $1.1 million for the three months ended June 30, 2013 compared to cost of product sales of approximately $0.6 million in the same period of fiscal 2012. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses decreased by approximately $0.8 million from approximately $6.8 million in the third quarter of fiscal 2012 to approximately $6.1 million for the third quarter of fiscal 2013. The decrease is primarily due to a decrease in regulatory activity related to the European approval process following the approval of NUEDEXTA in the European Union. Medical affairs initiatives related to NUEDEXTA are also included in research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $3.3 million from approximately $12.7 million for the third quarter of fiscal 2012 compared to approximately $16.0 million for the third quarter of fiscal 2013. The increase is primarily attributed to increased personnel costs of approximately $2.1 million resulting from sales force expansions which increased our sales force by approximately 30% and increased marketing costs of approximately $1.2 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.9 million from approximately $5.2 million for the third quarter of fiscal 2012 compared to approximately $7.0 million for the third quarter of fiscal 2013. The increase is primarily attributed to increased legal costs associated with the enforcement of our intellectual property rights related to NUEDEXTA.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended June 30, 2013 and 2012 was approximately $1.3 million and $1.2 million, respectively. Selling and marketing expense in the three month periods ended June 30, 2013 and 2012 includes share-based compensation expense of approximately $0.5 million and $0.3 million, respectively. General and administrative expense in the three month periods ended June 30, 2013 and 2012 includes share-based compensation expense of approximately $0.6 million and $0.7 million, respectively. Research and development expense in the three month periods ended June 30, 2013 and 2012 includes share-based compensation expense of approximately $0.2 million for each period. As of June 30, 2013, approximately $11.9 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.6 years. See Note 9, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Expense

For the three months ended June 30, 2013, interest expense was approximately $1.0 million, compared to approximately $0.3 million for the same period in the prior year. The increase in interest expense is due to a financing arrangement entered into in June 2012, therefore the third quarter of fiscal 2013 has three months of interest expense compared to only one month of interest expense in the third quarter of fiscal 2012.

Net Loss

Net loss was approximately $11.4 million, or $0.08 per share, for the three months ended June 30, 2013, compared to a net loss of approximately $15.0 million, or $0.11 per share, for the three months ended June 30, 2012. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, partially offset by an increase in operating expenses and interest expense.

COMPARISON OF NINE MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Nine months ended June 30,
	2013	2012	$ Change	% Change
REVENUES
Gross product sales	$63,538,834	$29,676,740	$33,862,094	114%
Less: discounts and allowances	13,080,225	4,995,531	8,084,694	162%

Net product sales	50,458,609	24,681,209	25,777,400	104%
Revenues from royalties	3,239,513	3,062,058	177,455	6%
Revenues from research grant services	15,000	—	15,000	—

Total revenues	$53,713,122	$27,743,267	$25,969,855	94%

Revenues

Total revenues were approximately $53.7 million for the nine months ended June 30, 2013 compared to approximately $27.7 million for the nine months ended June 30, 2012. The increase in net revenues of approximately $26.0 million was primarily attributed to an increase of 87% in volume for NUEDEXTA net product sales when compared to the same period of the prior year, as well as price increases taken over the previous twelve months.

Discounts and allowances increased by approximately $8.1 million for the nine months ended June 30, 2013 when compared to the nine months ended June 30, 2012. Discounts and allowances were 20.6% of gross product sales for the nine months ended June 30, 2013 compared to 16.8% of gross product sales for the nine months ended June 30, 2012. The increase in the discount and allowances percentage of gross product sales is primarily due to new contracts entered into with managed care entities during fiscal 2013 and 2012, and increases in government mandated rebates due to the impact of price increases taken during the periods.

Operating Expenses

	Nine months ended June 30,
	2013	2012	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$2,849,291	$1,407,675	$1,441,616	102%
Cost of research grant services	78,488	—	78,488	—
Research and development	21,576,073	16,970,876	4,605,197	27%
Selling and marketing	45,589,577	41,291,705	4,297,872	10%
General and administrative	20,548,702	15,799,587	4,749,115	30%

Total operating expenses	$90,642,131	$75,469,843	$15,172,288	20%

Cost of Product Sales

Cost of product sales was approximately $2.8 million for the nine months ended June 30, 2013 compared to cost of product sales of approximately $1.4 million in the same period of fiscal 2012. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $4.6 million from approximately $17.0 million for the nine months ended June 30, 2012 to approximately $21.6 million for the nine months ended June 30, 2013. The increase is primarily due to increased clinical study costs of approximately $3.9 million, increased personnel costs of approximately $0.4 million to support the increased number of studies and approximately $0.3 million of increased other costs.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $4.3 million from approximately $41.3 million for the nine months ended June 30, 2012 to approximately $45.6 million for the nine months ended June 30, 2013. The increase is primarily attributed to increased personnel costs of approximately $4.6 million resulting from sales force expansions which increased our sales force by approximately 30%, partially offset by lower costs associated with marketing costs of approximately $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $4.7 million from approximately $15.8 million for the nine months ended June 30, 2012, to approximately $20.5 million for the nine months ended June 30, 2013. The increase is primarily attributed to increased legal costs of approximately $3.2 million associated with the enforcement of our intellectual property rights related to NUEDEXTA, increased personnel costs of approximately $0.9 million and increased other costs of approximately $0.6 million.

Share-Based Compensation

Total share-based compensation expense in the nine month periods ended June 30, 2013 and 2012 was approximately $4.5 million and $3.6 million, respectively. Selling and marketing expense in the nine month periods ended June 30, 2013 and 2012 includes share-based compensation expense of approximately $1.2 million and $0.6 million, respectively. General and administrative expense in the nine month periods ended June 30, 2013 and 2012 includes share-based compensation expense of approximately $2.5 million and $2.3 million, respectively. Research and development expense in the nine month periods ended June 30, 2013 and 2012 includes share-based compensation expense of approximately $0.8 million and $0.7 million, respectively.

Interest Expense

For the nine months ended June 30, 2013, interest expense was approximately $3.1 million, compared to approximately $0.3 million for the same period in the prior year. The increase in interest expense is due to a financing arrangement entered into in June 2012, therefore the nine months ended June 30, 2013 has nine months of interest expense compared to only one month of interest expense for the same period in the prior year.

Net Loss

Net loss was approximately $40.0 million, or $0.29 per share, for the nine months ended June 30, 2013 compared to a net loss of approximately $48.0 million, or $0.36 per share, for the nine months ended June 30, 2012. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, partially offset by an increase in operating expenses and interest expense.

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

In May 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. We will make monthly payments of interest only until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date.

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Nine months ended June 30, 2013	Change Between Periods	Nine months ended June 30, 2012
Net cash used in operating activities	$(35,274,906)	$10,283,673	$(45,558,579)
Net cash used in investing activities	(433,765)	424,368	(858,133)
Net cash provided by financing activities	20,952,197	(27,648,873)	48,601,070

Net increase (decrease) in cash and cash equivalents	$(14,756,474)	$(16,940,832)	$2,184,358

Operating activities. Net cash used in operating activities was approximately $35.3 million for the nine months ended June 30, 2013, compared to approximately $45.6 million for the nine months ended June 30, 2012. The decrease is due to increased net product sales of approximately $25.78 million and an increase in non-cash charges and changes in operating assets and liabilities of approximately $2.3 million, partially offset by increased operating expenses of $15.2 million and an increase in interest expense of approximately $2.8 million.

Investing activities. Net cash used in investing activities was approximately $0.4 million for the nine months ended June 30, 2013, compared to approximately $0.9 million for the nine months ended June 30, 2012. The decrease in cash used in investing activities was primarily related to decreased purchases of property and equipment for the nine months ended June 30, 2013, when compared to the same period in the prior year.

Financing activities. Net cash provided by financing activities was approximately $21.0 million for the nine months ended June 30, 2013 compared to approximately $48.6 million for the nine months ended June 30, 2012. In the nine months ended June 30, 2013, we raised approximately $19.1 million in net proceeds from the sale of common stock under our at-the-market facility, received proceeds of approximately $1.0 million from the exercise of warrants and received proceeds of approximately $0.9 million from the exercise of stock options. In the nine months ended June 30, 2012, we received proceeds from debt, net of issuance costs, of approximately $29.6 million, we raised approximately $10.1 million from the sale of our common stock under our at-the-market facility, and we received proceeds of approximately $7.8 million from the exercise of warrants and approximately $1.1 million from the exercise of stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. As of June 30,

2013, 6,820,000 shares of common stock had been sold under this facility for total gross proceeds of approximately $19.6 million. As of June 30, 2013, approximately $80.4 million remains available on this shelf registration statement.

In July 2013, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to an additional $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July 2013. No shares of common stock have been sold under this facility.

As of June 30, 2013 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligation	$37,035,079	$8,061,016	$26,874,063	$2,100,000	$—
Operating lease obligations	2,804,519	824,939	1,625,599	353,981	—
Purchase obligations (1)	9,738,939	9,738,939	—	—	—

Total	$49,578,537	$18,624,894	$28,499,662	$2,453,981	$—

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2013 which approximates our contractual commitments for goods and services in the normal course of our business.

NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the nine months ended June 30, 2013 and 2012, royalties of approximately $2.5 million and $1.2 million, respectively, were recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

Deuterium-Modified Dextromethorphan License Milestone Payments. — We hold the exclusive worldwide marketing rights to develop and commercialize deuterium-modified dextromethorphan compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, we are obligated to make milestone and royalty payments to Concert based on successful advancement of deuterium-modified dextromethorphan products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – $6.0 million, $1.5 – $15.0 million, and $25.0 – $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200.0 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of deuterium-modified dextromethorphan products exceeding $1 billion annually. As of June 30, 2013, we have paid $2.0 million for milestones that have been achieved pursuant to this agreement.

AVP-825 License Milestone Payments. In July 2013, we entered into an exclusive license agreement for the development and commercialization of OptiNose’s novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine. The licensed territories are the United States, Canada and Mexico. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan.

Under the terms of the agreement, OptiNose received an upfront cash payment of $20 million and is eligible to receive reimbursement for certain shared development costs and up to an additional $90 million in total payments resulting from the achievement of future clinical, regulatory and commercial milestones. In addition, if approved, we will make tiered royalty payments of a low double-digit percentage of net sales in the United States, Canada and Mexico.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Outlook

We believe that cash and cash equivalents, restricted cash and cash equivalents, restricted investments and short-term investments of approximately $57.5 million at June 30, 2013, together with funds generated from sales of NUEDEXTA, will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

The primary objective of our investments in securities is to preserve principal. We do not purchase financial instruments for trading purposes. Our investment portfolio consists primarily of cash fixed income instruments invested in government money market funds. We classify our restricted investments and short-term investments, which are primarily certificates of deposit, as of June 30, 2013 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

As of June 30, 2013, approximately $40.4 million of our cash and cash equivalents were maintained in three separate money market mutual funds, and approximately $14.6 million of our cash and cash equivalents were maintained at three major financial institutions in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner. At June 30, 2013, such uninsured deposits totaled approximately $54.0 million. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear minimal risk.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2013. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NUEDEXTA ANDA Litigation

In fiscal 2011 and 2012, we received Paragraph IV certification notices from five separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ ANDAs. The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively

“Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc.(collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In March 2012, we also filed a protective suit in the U.S. District Court for the District of New Jersey against Watson. The New Jersey suit was voluntarily dismissed by us in May 2012. In September and October 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc. As a result of Sandoz’ acquisition and maintenance of said ANDA, on May 30, 2013, we filed suit in the U.S. District Court for the District of Delaware against Sandoz. This suit was filed on the basis that Sandoz’ ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents.

On December 3, 2012, we received a Memorandum Opinion and Order (the “Order”) issued by Judge Leonard P. Stark of the United States District Court for the District of Delaware (the “Court”) related to the Markman hearing held October 5, 2012 in our ongoing patent infringement case against the Defendants. The Order establishes the meaning of patent claim terms in dispute between the parties. After comprehensive briefing and oral argument, Judge Stark’s Order adopted our proposed or stipulated patent term constructions.

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

Risks Relating to Our Business

Our near term prospects depend on reaching profitability from the commercialization of NUEDEXTA in the United States. If we are unable to continue to increase NUEDEXTA revenues, including through raising PBA awareness among patients and physicians, driving higher rates of physician adoption and obtaining reimbursement and third party payer coverage, our ability to generate significant revenue or achieve profitability will be adversely affected.

Although NUEDEXTA has been approved for marketing, our ability to generate significant revenue in the near term is entirely dependent upon our ability to continue the successful commercialization of NUEDEXTA. To continue to be successful we must:

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

In addition, we may enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners for NUEDEXTA where necessary to reach customers in domestic or foreign market segments and when deemed strategically and economically advantageous. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold NUEDEXTA, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to accomplish any of these key objectives, we may not be able to generate significant product revenue or become profitable.

We have a history of net losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve or maintain profitability in the future.

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of June 30, 2013, we had an accumulated deficit of approximately $465.1 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for the foreseeable future as we continue to grow NUEDEXTA sales, invest in the development of AVP-923 and AVP-786, seek to commercialize NUEDEXTA in the European Union (“EU”), and seek FDA approval and subsequently commercialize AVP-825.

Our ability to generate revenue and achieve profitability in the near term is dependent on our ability, alone or with partners, to successfully manufacture and market NUEDEXTA for the treatment of patients with PBA in the United States. We expect to continue to spend substantial amounts on the ongoing marketing of NUEDEXTA domestically for the treatment of PBA, invest in Europe to commercialize NUEDEXTA, and seek regulatory approvals for use of NUEDEXTA in other geographic markets and indications. As a result, we may be unable to generate sufficient revenue from product sales to become profitable or generate positive cash flows.

Certain of our key issued patents covering NUEDEXTA are currently being challenged and our pending patent applications may be denied. An adverse outcome in either case would adversely affect our ability to generate significant product revenue or become profitable.

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

Although we intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, there can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of NUEDEXTA. If an ANDA filer were to receive FDA approval to sell a generic version of NUEDEXTA and/or prevail in any patent litigation, NUEDEXTA would become subject to increased competition and our revenue would be adversely affected.

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

The combination of dextromethorphan and quinidine has never been marketed for the treatment of any condition until the approval of NUEDEXTA for the treatment of PBA. NUEDEXTA has only been studied in a limited number of patients in clinical trials. The data submitted to the FDA and the European Medicines Agency (“EMA”) were obtained in controlled clinical trials of limited duration. In connection with the approval of NUEDEXTA, the FDA and EMA have required that we conduct certain post-approval studies, which include clinical and non-clinical studies. New safety or drug interaction issues may arise from these studies or as NUEDEXTA is used over longer periods of time by a wider group of patients. For example, elderly patients may be more prone to have multiple risk factors for adverse events such as certain cardiac conditions, hepatic or renal insufficiency, or multi-drug treatment regimens. In addition, as we conduct other clinical trials for AVP-923 in other indications, new safety or drug interaction problems may be identified which could negatively impact both our ability to successfully complete these studies and the use and/or regulatory status of NUEDEXTA for the treatment of PBA. New safety or drug interaction issues may result in product liability lawsuits and may require us to, among other things, provide additional warnings and/or restrictions on the NUEDEXTA prescribing information, including a boxed warning, directly alert healthcare providers of new safety information, narrow our approved indications, or alter or terminate current or planned trials for additional uses of AVP-923, any of which could have a significant adverse impact on potential sales of NUEDEXTA and our ability to achieve or maintain profitability.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA in the US and in European markets, continue to develop AVP-923 and AVP-786, and seek FDA approval and subsequently commercialize AVP - 825. Although we had approximately $57.5 million in cash and cash equivalents, restricted cash and cash equivalents, restricted investments and short-term investments as of June 30, 2013, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

In light of our substantial long-term capital needs, we may need to partner our rights to NUEDEXTA (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we are able to generate sufficient revenue from product sales to fund our operations. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels over the next 12 months, which includes the costs associated with the ongoing commercialization of NUEDEXTA for the treatment of PBA in the US and European markets, seek FDA approval and subsequently commercialize AVP-825. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, we may experience significant delays or cutbacks in the commercialization of NUEDEXTA and may be forced to further curtail our operations.

If we raise additional capital, we may do so through various financing alternatives, including licensing or sales of our technologies, drugs and/or drug candidates, selling shares of common or preferred stock, through the acquisition of other companies, or through the issuance of debt securities. We currently have a Sales Agreement in place with Cowen and Company, LLC, pursuant to which, as of July 31, 2013, we have the right to sell up to $30.4 million of our common stock in an “at-the-market” offering with Cowen acting as placement agent. Each of these financing alternatives carries certain risks.

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

There can be no assurance that the FDA will approve AVP-825 for the treatment of acute migraine.

AVP-825, licensed from OptiNose in July 2013 has completed a Phase 2 and Phase 3 clinical trial that will form the basis for a 505(b)(2) NDA filing with the FDA together with previously completed studies with the reference drug, sumatriptan. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of the Phase 3 clinical trial and our NDA filing.

It is possible that the FDA may require us to conduct additional non-clinical, clinical or chemical manufacturing control-related studies before we gain approval for AVP-825. Prior to approving a new drug, the FDA generally requires that the efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial and / or on the basis of referencing data generated previously with the reference drug under the 505(b)2 application process. If the FDA determines that the clinical trials already conducted do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or do not reflect an acceptable risk-benefit profile or if the FDA requires us to conduct additional clinical trials in order to gain approval, we may incur significant additional development costs and commercialization of AVP-825 would be prevented or delayed and our business would be adversely affected. AVP-825 is classified as a new drug-device combination which requires additional conditions to be satisfied for FDA approval beyond what is required for other drug products.

In addition, this Breath Powered intranasal device has not been previously reviewed or approved by the FDA and therefore, it is possible that other issues may arise during the review process which could delay or preclude the approval and require additional capital investment.

We established a joint steering committee, a joint intellectual property committee and joint development committee which will give OptiNose input on matters related to development of AVP-825 and intellectual property related to the product. As a result, our success depends partially on the success of OptiNose in performing its responsibilities and enforcing their intellectual property rights.

There can be no assurance that we will be able to successfully manufacture, distribute and commercialize AVP-825, including adequate sales, marketing, distribution and manufacturing capabilities. If we are unable to successfully commercialize AVP-825, our ability to generate significant revenue and achieve product launch timelines may be adversely affected.

We are primarily responsible for the manufacturing and distribution of AVP-825. We will utilize third parties to manufacture, package and distribute AVP-825. We may encounter challenges in the purchase of manufacturing equipment or in entering into manufacturing and supply agreements. We have no experience in manufacturing AVP-825 in commercial quantities. Any delays or difficulties in obtaining API or in the manufacturing, packaging or distributing of AVP-825 could negatively affect our sales revenues as well as delay FDA approval.

If AVP-825 is approved by the FDA, our ability to generate significant revenue is entirely dependent upon our ability to commercialize AVP-825. Our future results could be impacted by important factors which include, but are not limited to, commercial market estimates, reliance on market research, competition in the migraine segment, effect of healthcare reform and patent protection. If we are unable to generate revenues from AVP-825, including through raising awareness among patients and physicians of the benefits of using the device for the treatment of acute migraine, driving higher rates of physician adoption and obtaining reimbursement and third party payer coverage, our ability to generate significant revenue or achieve profitability will be adversely affected.

We may not be able to adequately build or maintain necessary sales, marketing, supply chain management or reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms. Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:

•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel on AVP-825;

•	manage geographically dispersed sales and marketing operations; and

•	rely on OptiNose to maintain and defend the patent protection and maintain regulatory exclusivity for AVP-825.

The commercialization of AVP-825 requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully establish and maintain the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business. In addition, we may enter into co-promotion or out-licensing arrangements with other pharmaceutical or biotechnology partners where necessary to reach customers when deemed strategically and economically advisable. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold AVP-825, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful. If we are unable to develop and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant product revenue or become profitable.

We recently entered into a license agreement with obligations that could require significant capital infusions and could involve many financial and operating risks.

In July 2013, we entered into an exclusive license agreement for the development and commercialization of a Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, now named AVP-825. The licensed territories are the United States, Canada and Mexico. Our obligations pursuant to this license agreement could require significant capital infusions and could involve many financial and operating risks, including, but not limited to, the following:

•

we may have to issue debt or equity securities to meet our obligations under this license agreement, which would dilute our stockholders and could adversely affect the market price of our common stock, and we may issue securities or rights with contingent payment obligations, which could have variable accounting treatment and negative accounting consequences;

•	our obligations pursuant to this license agreement may result in a negative impact on our results of operations and, as such, delay profitability;

•	we may encounter difficulties in assimilating and integrating AVP-825 into our existing business, including related technologies, personnel or operations;

•	our obligations pursuant to this license agreement may require significant capital infusions and AVP-825 may not generate sufficient value to justify the acquisition cost;

•	focus on integrating AVP-825 into our existing business may disrupt our ongoing business, divert resources, increase our expenses and distract our management; and

•	we have little or no prior experience in the migraine market and our assumptions surrounding the market, including revenue forecasts, may not be accurate.

If any of these risks occurred, it could adversely affect our business, financial condition and operating results.

We are seeking partners to market NUEDEXTA in the EU, and we will be substantially dependent on any such marketing partners in those countries to successfully commercialize NUEDEXTA. If we are unable to generate NUEDEXTA revenue in the European market, including through raising PBA awareness among patients and physicians, driving higher rates of physician adoption and obtaining reimbursement and third party payer coverage, our ability to generate significant revenue or achieve profitability in the European market will be adversely affected.

Although NUEDEXTA has been approved for marketing in the EU, our ability to generate significant revenue in the near term is entirely dependent upon our ability to successfully commercialize NUEDEXTA. To be successful we must:

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

Our prospects to successfully commercialize NUEDEXTA will depend, among other things, on our ability to establish successful arrangements with international distribution and marketing partners. Consummation of NUEDEXTA partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. Where we are successful in entering into these third party arrangements, our revenues from NUEDEXTA sales will be lower than if we commercialized directly, as we will be required to share the revenues with our licensing, commercialization and development partners. If our commercialization efforts with our partners are unsuccessful or we are unable to launch NUEDEXTA in certain countries, we may realize little or no revenue from sales in the EU despite having received marketing approval. In the event that we are unsuccessful in obtaining a partner, we may establish a NUEDEXTA sales and marketing sales infrastructure in the EU.

We are developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan. It is possible that studies of AVP-786 may not produce favorable results and future studies utilizing AVP-786 carry certain risks.

We have licensed exclusive, worldwide rights to develop and commercialize deuterium-modified dextromethorphan compounds for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. The goal of the AVP-786 program is to deliver therapeutically effective levels of dextromethorphan, similar to those observed with AVP-923, with a reduction in the need for an enzyme inhibitor such as quinidine. Although we believe that a drug product containing deuterium-modified dextromethorphan will allow us to significantly reduce the level of quinidine, we are not certain that this modification will result in a similar efficacy profile to AVP-923 and, if approved by the FDA, that the reduction in quinidine will result in improved safety language in the package insert.

We completed a pharmacokinetic study with AVP-786 and based on this data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic, safety and tolerability profile to AVP-923. In June 2013, the FDA agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug application. Although the FDA has agreed to allow us to reference the extensive data generated during the AVP-923 development programs in support of the AVP-786 IND, there can be no assurance that we will be successful developing this investigational drug or that we will obtain regulatory approval domestically or internationally. In addition, our initial discussions regarding the development of AVP-786 have been with the FDA’s Division of Neurology. There can be no assurance that other divisions at the FDA will agree with the expedited development plan that we have received from the Division of Neurology.

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

We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for the treatment of PBA and/or AVP-923/AVP-786 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA and/or AVP-923/AVP-786, if the terms are attractive. Additionally, we may seek to acquire rights to other drugs or technologies. However, all of these transactions involve numerous risks, including:

•	diversion of management’s attention from normal daily operations of the business;

•	disputes over earn-outs, working capital adjustments or contingent payment obligations;

•	inability to effectively integrate an acquired business or asset or to achieve the efficiencies or synergies we anticipate;

•	insufficient proceeds to offset expenses associated with the transactions; and

•	the potential loss of key employees following such a transaction.

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

The FDA’s safety concerns regarding our prior formulation of NUEDEXTA, known as AVP-923, for the treatment of PBA extend to other clinical indications that we have been pursuing, including DPN pain. Due to these concerns, any future development of AVP-923 or AVP-786 for other indications, including central neuropathic pain in patients with MS, is expected to use an alternative lower-dose quinidine formulation, which may negatively affect efficacy.

We have completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has stated that certain safety concerns and questions raised in the PBA approvable letter issued in 2006 necessitate the testing of a low-dose quinidine formulation for the DPN pain indication. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for DPN pain, we believe it is likely that two large well-controlled Phase III trials would be needed to support a supplemental NDA filing for this indication. Due to our limited capital resources, we do not expect that we will be able to conduct the trials needed for this indication without additional capital, a development partner for AVP-923 for DPN pain, or a commercialization partner for NUEDEXTA. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent pharmacokinetic study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo or an active comparator. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 or AVP-786 for DPN pain or other indications, including central neuropathic pain in patients with MS and symptoms of agitation in patients with Alzheimer’s disease, or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

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

We rely on market research to evaluate the commercial acceptance of NUEDEXTA and AVP-825.

Based on the results of our market research, we believe that physicians are likely to continue to support the use and adoption of NUEDEXTA for the treatment of PBA In addition, we believe that physicians are likely to support and adopt the use of AVP-825 for the treatment of acute migraine, if approved by the FDA. We conduct market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product or their actual experience from having prescribed the product, which could result in different impressions or intended behaviors compared to other physicians in our target audience. If the actual use and adoption rates of NUEDEXTA and AVP-825 (if approved by the FDA) are significantly lower than market research or other data suggest, our financial condition and results of operations could be adversely affected.

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

In Europe, based on the European Commission’s Article 14(11) of Regulation (EC) No. 726/2004, NUEDEXTA qualifies for ten years of regulatory protection, Similar to the U.S., market exclusivity provisions provide for a maximum five-year extension for certain patents through the granting of Supplementary Protection Certificates. Although all countries in the European Union are required to provide Supplementary Protection Certificates that come into force after expiry of the patent upon which they are based, no unified cross-recognition exists. Applications for Supplementary Protection Certificates must be filed with each country’s patent office and approved on a country-by-country basis. Although we believe that NUEDEXTA will qualify for this extension and we plan to apply for Supplementary Protection Certificates, we cannot assure you that NUEDEXTA will be granted any Supplementary Protection Certificates nor, if a Supplementary Protection Certificate is granted, that the term of the extension will be five years.

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

Risks Relating to Our Industry

The pharmaceutical industry is highly competitive and most of our competitors have larger operations and greater resources. As a result, we face significant competitive hurdles.

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

Further, AVP-825 will have to compete with existing and any newly developed migraine products or therapies. There are also likely to be numerous competitors developing new products to treat migraine, which could render AVP-825 obsolete or non-competitive.

If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.

Marketed products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, the EMA and other regulatory bodies. In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections. We are subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, current Good Manufacturing Practices (“cGMP”) regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements.

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

•

our non-clinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials;

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

It is possible that earlier clinical and non-clinical trial results may not be predictive of the results of subsequent clinical trials. If earlier clinical and/or non-clinical trial results cannot be replicated or are inconsistent with subsequent results, our development programs may be cancelled or deferred. In addition, the results of these prior clinical trials may not be acceptable to the FDA or similar foreign regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval.

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

We are seeking to have our products or product candidates marketed outside the United States. In order to market our products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all, and may not qualify or be accepted for accelerated review in foreign countries. For example, our development partner in Japan encountered significant difficulty in seeking approval of docosanol in that country and was forced to abandon efforts to seek approval in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute NUEDEXTA and the active pharmaceutical ingredient (“API”) for docosanol 10% cream and to provide clinical supplies of our drug candidates. We will also utilize third parties to manufacture, package and distributeAVP-825. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and NUEDEXTA, and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom-made and available from only a limited number of sources. In particular, there may be a limited supply source for APIs in NUEDEXTA. Although we maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations and revenues. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or NUEDEXTA API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing NUEDEXTA could negatively affect our sales revenues, as well as delay our clinical trials of AVP-923 for DPN pain, MS-related pain or other potential indications. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

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

Under our typical out-license arrangement we have no direct control over the development of drug candidates and have only limited, if any, input on the direction of development efforts. These development efforts are made by our licensing partner, and if the results of their development efforts are negative or inconclusive, it is possible that our licensing partner could elect to defer or abandon further development of these programs. We similarly rely on licensing partners to obtain regulatory approval for docosanol in foreign jurisdictions. Because much of the potential value of these license arrangements is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of these licenses will depend on the efforts of licensing partners. If our licensing partners do not succeed in developing the licensed technology for whatever reason, or elect to discontinue the development of these programs, we may be unable to realize the potential value of these arrangements. If we were to license NUEDEXTA to a third party or a development partner, it is likely that much of the long-term success of that drug will similarly depend on the efforts of the licensee.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2013
Keith A. Katkin

/s/ Christine G. Ocampo	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)
Christine G. Ocampo		August 8, 2013