Form 10-Q
period 2013-12-31
AVANIR PHARMACEUTICALS, INC.
filed 2014-02-06
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, the registrant had 152,296,065 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$43,897,733	$55,259,073
Restricted cash and cash equivalents	1,316,896	965,986
Trade receivables, net of allowances of $207,828 as of December 31, 2013 and September 30, 2013, respectively	4,199,014	12,525,992
Royalty receivable	1,425,815	542,596
Other receivables	2,789,261	246,975
Inventories, net	605,833	710,179
Prepaid expenses	1,714,980	1,391,210
Other current assets	158,606	201,629

Total current assets	56,108,138	71,843,640
Restricted long-term investments	1,303,938	1,303,938
Property and equipment, net	2,568,341	1,592,791
Non-current inventories, net	773,130	784,186
Other assets	517,069	554,452

Total assets	$61,270,616	$76,079,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,145,275	$5,876,425
Accrued expenses	11,836,746	11,908,570
Accrued compensation and payroll taxes	4,626,727	7,775,761
Deferred royalty revenues	640,465	1,288,514
Current portion of notes payable, net of debt discount	10,870,170	7,942,945

Total current liabilities	32,119,383	34,792,215
Other liabilities	1,611,046	1,393,075
Notes payable, net of current portion and debt discount	18,596,831	21,422,163

Total liabilities	52,327,260	57,607,453

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 152,273,131 and 152,063,621 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	15,227	15,206
Additional paid-in capital	520,410,555	518,992,237
Accumulated deficit	(511,482,426)	(500,535,889)

Total stockholders’ equity	8,943,356	18,471,554

Total liabilities and stockholders’ equity	$61,270,616	$76,079,007

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Revenues:
Net product sales	$23,299,027	$14,879,262
Revenues from royalties	2,089,314	1,626,010
Revenues from co-promote activities	1,358,078	—
Revenues from research grant services	—	15,000

Total revenues	26,746,419	16,520,272

Operating expenses:
Cost of product sales	1,292,411	838,129
Cost of research grant services	—	9,398
Research and development	9,525,320	6,648,091
Selling and marketing	17,475,404	13,522,419
General and administrative	8,449,890	6,538,403

Total operating expenses	36,743,025	27,556,440

Loss from operations	(9,996,606)	(11,036,168)

Other income (expense):
Interest income	4,552	19,331
Interest expense	(954,895)	(1,059,245)
Other, net	412	—

Net loss	$(10,946,537)	$(12,076,082)

Basic and diluted net loss per share	$(0.07)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	152,100,388	136,772,557

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,946,537)	$(12,076,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,210	199,115
Amortization of debt discount and debt issuance costs	120,179	163,446
Share-based compensation expense	1,388,117	1,407,008
Changes in operating assets and liabilities:
Trade receivables, net	8,326,978	397,737
Royalty receivable	(883,219)	(676,435)
Other receivables	(2,542,286)	(45,000)
Inventories, net	115,402	37,231
Prepaid expenses and other assets	(261,650)	(542,203)
Accounts payable	(1,732,342)	1,082,716
Accrued expenses and other liabilities	209,499	(455,015)
Accrued compensation and payroll taxes	(3,149,034)	(1,698,367)
Deferred royalty revenues	(648,049)	(474,607)

Net cash used in operating activities	(9,780,732)	(12,680,456)

Cash flows from investing activities:
Purchases of property and equipment	(1,259,920)	(179,661)
Purchases of restricted investments and restricted cash and cash equivalents	(350,910)	(1,802)

Net cash used in investing activities	(1,610,830)	(181,463)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	30,222	26,131

Net cash provided by financing activities	30,222	26,131

Net change in cash and cash equivalents	(11,361,340)	(12,835,788)
Cash and cash equivalents at beginning of period	55,259,073	69,778,406

Cash and cash equivalents at end of period	$43,897,733	$56,942,618

Supplemental disclosures of cash flow information:
Interest paid	$671,250	$671,250
Income taxes paid	$3,200	$3,200
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$100,500	$—

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Avanir Pharmaceuticals, Inc. and subsidiaries (“Avanir”, the “Company” or “we”) is a biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product NUEDEXTA® (referred to as AVP-923 during clinical development) is a first-in-class dual N-methyl-D-aspartate (“NMDA”) receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, was approved in the United States in October 2010 for the treatment of pseudobulbar affect (“PBA”). It is also approved for the treatment of PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg. The Company commercially launched NUEDEXTA in the United States in February 2011 and it is currently assessing plans regarding the potential commercialization of NUEDEXTA in the European Union.

The Company is studying the clinical utility of AVP-923 in other mood/behavior disorders and movement disorders. The Company has two ongoing Phase II clinical trials exploring the potential treatment of agitation in patients with Alzheimer’s disease and potential treatment of levodopa-induced dyskinesia in Parkinson’s disease (the “LID study”). The LID study is supported by a grant from the Michael J. Fox Foundation.

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

The Company is also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, the Company assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. The Company filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) in January 2014.

The Company entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the Agreement will continue for three years following the launch date of the co-promotion activities. Under the terms of the Agreement, the Company will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by the Company above a predetermined baseline. A significant majority of the fee is performance based. Over the three years of the agreement, Avanir could receive up to a maximum of $60.0 million in compensation.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Avanir have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q. These condensed consolidated financial statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Royalty receivable and other receivables at September 30, 2013 are now reported under their own captions, separate from other current assets, in the accompanying condensed consolidated balance sheets and as separate components of cash flows from operating activities in the condensed consolidated statements of cash flows for the three months ended December 31, 2012, in order to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the three months ended December 31, 2013 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Concentration of credit risk and sources of supply

Financial assets that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, trade receivables, royalty receivable and other receivables. The Company’s cash and cash equivalents are placed in various money market mutual funds and at financial institutions of high credit standing. At times, deposits held with these financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC). Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company performs ongoing credit evaluations of customers’ financial condition and may limit the amount of credit extended if necessary; however, the Company has historically required no collateral from its customers.

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

Deferred rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of December 31, 2013 and September 30, 2013 was approximately $427,000 and $367,000, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

At December 31, 2013 and September 30, 2013, the Company’s financial instruments include cash and cash equivalents, restricted cash and cash equivalents, trade receivables, royalty receivable, other receivables, restricted investments, accounts payable, accrued expenses, accrued compensation and payroll taxes, other liabilities and notes payable. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, trade receivables, royalty receivable, other receivables, accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities approximates fair value due to the short-term maturities of these instruments. The Company’s restricted investments are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

Restricted cash, cash equivalents and restricted investments

Restricted cash and cash equivalents and restricted long-term investments consist of certificates of deposit, which are classified as held-to-maturity.

Restricted cash and cash equivalents consist of a certificate of deposit relating to the Company’s corporate credit card agreement and automatically renews every three months.

Restricted long-term investments consist of two certificates of deposit related to irrevocable standby letters of credit connected to fleet rentals and an office lease with an expiration date in 2018. The certificates of deposit automatically renew annually.

Debt issuance costs and debt discount

Debt issuance costs are stated at cost, net of accumulated amortization in other assets in the condensed consolidated balance sheets. Debt discount is recorded within notes payable in the condensed consolidated balance sheets. Amortization expense of debt issuance costs and the debt discount is calculated using the interest method over the term of the debt and is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

The Company’s net product sales represent gross product sales less allowances for customer credits, including estimated discounts, rebates, chargebacks and co-pay assistance. These allowances provided by the Company to a customer are presumed to be a reduction of the selling prices of the Company’s products or services and, therefore, are characterized as a reduction of revenue when recognized in the Company’s condensed consolidated statement of operations. Allowances for discounts, rebates, chargebacks and co-pay assistance are estimated based on contractual terms with customers and sell-through data purchased from third parties. The Company estimates future returns and records a returns reserve as a reduction to gross product sales. The returns reserve is estimated based on contractual terms with customers and historical trends. The Company believes the assumptions used to estimate these allowances are reasonable considering known facts and circumstances. However, actual rebates, chargebacks and returns could differ materially from estimated amounts because of, among other factors, unanticipated changes in prescription trends and any change in assumptions affecting sell-through data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”). Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer, provided the criteria for revenue recognition have been met. The Company sells the docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times per year. The Company’s contracts for sales of the docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve. The Company has not recognized revenue from the sale of docosanol during the first quarter of fiscal 2014 and fiscal 2013.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which have required the Company to estimate selling prices during the first quarter of fiscal 2014 and fiscal 2013.

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

Co-Promotion Arrangements. The Company recognizes both a fixed monthly fee and a performance fee as revenues from co-promote activities in the condensed consolidated statements of operations. The fixed monthly fee is recognized ratably over the period earned. The performance fee is recognized when the products sold exceeds a predetermined baseline for the period. The receivable from the co-promotion fee is recorded in other receivables in the condensed consolidated balance sheets.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that are ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed consolidated statements of operations for periods in fiscal 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Total compensation expense related to all of the Company’s share-based awards for the three month periods ended December 31, 2013 and 2012, was comprised of the following:

	Three months ended December 31,
	2013	2012
Share-based compensation classified as:
Research and development expense	$287,466	$268,144
Selling and marketing expense	472,255	315,529
General and administrative expense	628,396	823,335

Total	$1,388,117	$1,407,008

	Three months ended December 31,
	2013	2012
Share-based compensation expense from:
Stock options	$1,110,228	$1,047,986
Restricted stock units	277,889	359,022

Total	$1,388,117	$1,407,008

Since the Company has a net operating loss carry-forward as of December 31, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three month periods ended December 31, 2013 and 2012, which would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at December 31, 2013 was $3.6 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at December 31, 2013 and September 30, 2013.

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

In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued during the first half of calendar 2014. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

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

The composition of inventories as of December 31, 2013 and September 30, 2013 is as follows:

	December 31, 2013	September 30, 2013
		(audited)
Raw materials	$929,234	$936,856
Work in progress	49,265	36,453
Finished goods	400,464	521,056

Total inventory	1,378,963	1,494,365
Less: current portion	(605,833)	(710,179)

Non-current portion	$773,130	$784,186

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules beyond the Company’s one year operating cycle.

4. ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013	September 30, 2013
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$6,224,729	$5,525,103
Accrued research and development expenses	2,144,010	2,146,210
Accrued selling and marketing expenses	1,589,570	2,139,429
Accrued general and administrative expenses	1,455,611	1,752,966
Other current liabilities	422,826	344,862

Total accrued expenses	$11,836,746	$11,908,570

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

5. DEFERRED REVENUES

The following table sets forth as of December 31, 2013, the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA.

Drug Royalty USA Agreement
Deferred revenues as of September 30, 2013	$1,288,514
Changes during the period:
Recognized as revenues during period	(648,049)

Deferred revenues as of December 31, 2013	$640,465

Drug Royalty USA Agreement — In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GSK for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million. During the three months ended December 31, 2013 and 2012, the Company recognized royalties related to the annual net Abreva sales in excess of $62.0 million in the amount of approximately $1.4 million and $1.2 million, respectively, which is included in the accompanying condensed consolidated statements of operations as revenues from royalties.

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

6. NOTES PAYABLE

In May 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. In the third fiscal quarter of 2013, the Company met the criteria to extend the interest only payment for six months. Therefore, the Company will make monthly payments of interest only until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted as interest expense over the term of the debt using the interest method and the related liability of approximately $1.3 million and $1.1 million as of December 31, 2013 and September 30, 2013, respectively, is included in other liabilities in the accompanying condensed consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The relative fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three months ended December 31, 2013 and 2012, debt discount amortization was approximately $102,000 and $138,000, respectively.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the occurrence of certain material adverse changes, and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of December 31, 2013, the Company was in compliance with all covenants in the Loan Agreement.

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

For the three month periods ended December 31, 2013 and 2012, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2013	2012
Stock options	10,071,519	9,848,654
Stock warrants	53,957	764,066
Restricted stock units (1)	2,705,176	2,887,017

(1)	Includes 1,319,590 and 1,124,126 shares of restricted stock at December 31, 2013 and 2012, respectively, awarded to directors that have vested but are still restricted until the directors resign.

8. STOCKHOLDERS’ EQUITY

Common stock

During the three months ended December 31, 2013, the Company issued 196,950 shares of common stock in connection with the vesting of restricted stock units and 12,560 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $30,000.

During the three months ended December 31, 2013, restricted stock unit awards for a total of 52,375 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Warrants Outstanding

As of December 31, 2013, warrants to purchase 53,957 shares of the Company’s common stock at an exercise price of $2.78 per share remained outstanding and exercisable. The warrants were issued in connection with the Loan Agreement (see Note 6, “Notes Payable”) and expire in May 2022.

9. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has one equity incentive plan, which is the 2005 Equity Incentive Plan (the “2005 Plan”). The 2000 Stock Option Plan (the “2000 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan” and, together with 2000 Plan and 2005 Plan, the “Plans”) are expired and the Company no longer grants share-based awards from these plans, however, grants are still outstanding under each of these plans at December 31, 2013. All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.

During the three month periods ended December 31, 2013 and 2012, the Company granted share-based awards under the 2005 Plan. Under the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions for annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance increased by 325,000 shares effective November 15, 2013. As of December 31, 2013, the Company had an aggregate of 12,507,121 shares of its common stock reserved for future issuance. Of those shares, 12,315,995 shares were related to outstanding options and other awards and 191,126 shares were available for future grants of share-based awards. As of December 31, 2013, no equity awards were outstanding to consultants. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of December 31, 2013, there were 460,700 equity awards that were issued outside of the Plans (inducement option grants) outstanding. None of the share-based awards are classified as a liability as of December 31, 2013.

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

Summaries of stock options outstanding and changes during the three months ended December 31, 2013 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	8,823,041	$2.85
Granted	1,309,556	$3.15
Exercised	(12,560)	$2.41
Forfeited	(48,518)	$2.94

Outstanding at December 31, 2013	10,071,519	$2.89	7.5	$8,496,661

Vested and expected to vest in the future at December 31, 2013	9,665,402	$2.88	7.4	$8,269,135

Exercisable at December 31, 2013	5,383,232	$2.81	6.3	$5,780,736

The weighted average grant-date fair value of options granted during the three month periods ended December 31, 2013 and 2012 was $2.15 and $1.78 per share, respectively. The total intrinsic value of options exercised during the three month periods ended December 31, 2013 and 2012 was approximately $25,000 and $39,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of December 31, 2013, the total unrecognized compensation cost related to unvested options was approximately $9.8 million which is expected to be recognized over the weighted-average period of 2.8 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the three month periods ended December 31, 2013 and 2012.

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

Assumptions used in the Black-Scholes model for options granted during the three months ended December 31, 2013 were as follows:

Expected volatility	84%
Expected term in years	5.4
Expected risk-free interest rate (zero coupon U.S. Treasury Note)	1.5%-1.7%
Expected dividend yield	0%

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

The following table summarizes the RSU activities for the three months ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2013	1,637,210	$2.40
Vested	(249,325)	$2.51
Forfeited	(2,299)	$2.06

Unvested at December 31, 2013	1,385,586	$2.38

The grant-date fair value of RSUs granted during the three months ended December 31, 2012 was approximately $2.4 million. There were no RSUs granted during the three months ended December 31, 2013. As of December 31, 2013, the total unrecognized compensation cost related to unvested shares was approximately $2.7 million which is expected to be recognized over a weighted-average period of 2.3 years, based on the vesting schedules.

At December 31, 2013, there were 1,319,590 shares of restricted stock with a weighted-average grant date fair value of $2.11 per share awarded to directors that have vested but are still restricted until the director resigns.

During the three months ended December 31, 2013, the Company granted 961,316 RSUs and 464,024 performance-based RSUs to employees contingent on approval of the 2014 Incentive Plan (“2014 Plan”) by the Company’s shareholders. These awards are not considered granted until the 2014 Plan is approved and are not reflected in the above table of unvested RSUs.

10. COMMITMENTS AND CONTINGENCIES

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

A bench trial was held in September 2013 and concluded on October 15, 2013. The Company is currently awaiting Judge Stark’s decision.

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

The 30-month stay associated with the filing of the ANDA Actions expired on December 30, 2013. In order to launch a generic form of NUEDEXTA, the Defendants must first receive FDA approval and as of February 4, 2014, the FDA has not granted approval to any Defendant’s ANDA. The Company intends to vigorously enforce its intellectual property rights relating to NUEDEXTA, but the Company cannot predict the outcome of these ANDA Actions.

MASTERS LITIGATION

On January 14, 2014, a purported shareholder of the Company brought a claim against the Company and its directors, as well as a former director, in connection with the Company’s 2014 Annual Meeting proxy statement. The action is captioned Masters v. Avanir Pharmaceuticals, Inc., et al., Case No. 14-cv-00053, and is pending in the United States District Court for the Central District of California (the “Masters Action”). The Masters Action complaint alleges that the defendants violated Section 14(a) of the Securities Exchange Act, and further alleges that the individual defendants breached their fiduciary duties, based upon purported deficiencies in disclosures relating to Proposal 4 contained in the Company’s proxy statement, with respect to the Company’s equity compensation plan and practices. The complaint seeks, among other things, equitable relief that would enjoin the consummation of the shareholder vote on Proposal 4, declaratory relief, and attorney’s fees and costs. The Company intends to defend the Master’s Action vigorously, however, all litigation is inherently uncertain, and there can be no assurance that its defense of these or similar actions would be successful.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of December 31, 2013 and September 30, 2013.

Center for Neurologic Study (“CNS”) — The Company holds the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the three months ended December 31, 2013 and 2012, royalties of approximately $1.2 million and $744,000, respectively, were recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 — $6.0 million, $1.5 — $15.0 million, and $25.0 — $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1.0 billion annually. As of December 31, 2013, the Company has paid $2.0 million for milestones that have been achieved pursuant to this agreement, which was recorded in the second quarter of fiscal 2013.

OptiNose AS — In July 2013, the Company entered into an exclusive license agreement for the development and commercialization of a novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825.

AVP-825 is licensed from OptiNose. Under the terms of the agreement, OptiNose received an up-front cash payment of $20.0 million in fiscal 2013, which was recorded to research and development expense. The Company and OptiNose will share certain development costs. OptiNose is eligible to receive up to an additional $90.0 million in aggregate milestone payments resulting from the achievement of future clinical, regulatory and commercial milestones. In addition, following product approval, Avanir will be required to make tiered royalty payments to OptiNose of a low double-digits percentage of net sales in the United States, Canada and Mexico.

11. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All of the Company’s operations are currently located in the United States; therefore, total revenues for the three month periods ended December 31, 2013 and 2012 are attributed to the United States. All long-lived assets at December 31, 2013 and September 30, 2013 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 91% and 86% of net product sales for the three month periods ended December 31, 2013 and 2012, respectively. In addition, the three wholesalers accounted for 86% and 91% of trade receivables at December 31, 2013 and September 30, 2013, respectively.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended December 31, 2013 are also referred to as the first quarter of fiscal 2014.

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

We are studying the clinical utility of AVP-923 in other mood/behavior disorders and movement disorders. We have two ongoing Phase II clinical trials exploring the potential treatment of agitation in patients with Alzheimer’s disease and potential treatment of levodopa-induced dyskinesia in Parkinson’s disease (the “LID study”). The LID study is supported by a grant from the Michael J. Fox Foundation.

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

We are also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, we assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. We filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) in January 2014.

We entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the agreement will continue for three years following the launch date of the co-promotion activities. Under the terms of the agreement, we will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by us above a predetermined baseline. A significant majority of the fee is performance based. Over the three years of the agreement, Avanir could receive up to a maximum of $60.0 million in compensation.

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

A copy of the NUEDEXTA safety information has been filed as Exhibit 99.1 on our Annual Report on Form 10-K for the period ended September 30, 2013. For additional information regarding PBA or NUEDEXTA see www.pbafacts.com or www.nuedexta.com.

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

The table below shows total gross product sales and dispensed units (capsules) for NUEDEXTA during the past four quarterly periods.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Gross product sales	$20,849,581	$24,315,422	$27,666,348	$31,281,493

Total dispensed units (capsules)	1,839,842	2,334,898	2,606,289	2,834,877
Percentage growth over previous quarter	7%	27%	12%	9%

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

Avanir has completed a Phase III clinical trial for AVP-923 in the treatment of patients with DPN pain. In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for the treatment of patients with DPN pain. The most commonly reported adverse events from this Phase III study were dizziness, nausea, diarrhea, fatigue and somnolence, which were mild to moderate in nature. Given the recent setback in our Phase II study (PRIME) for the treatment of central neuropathic pain in multiple sclerosis, we are continuing to evaluate our options for this program, including the use of AVP-786 in the advancement of this program.

AVP-786 for the Treatment of Neurologic and Psychiatric Disorders

AVP-786 is a novel investigational drug product consisting of a combination of deuterium-modified dextromethorphan (a new chemical entity or NCE) and the metabolic inhibitor quinidine. The compound was developed through incorporation of deuterium into molecular positions of dextromethorphan, resulting in strengthened molecular bonds which reduce susceptibility to enzyme cleavage. Based on interim data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic profile, and likely a comparable safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the FDA agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug application. Upon completion of these non-clinical studies, we intend to proceed directly into human clinical trials. We currently intend to study AVP-786 in neuropathic pain, agitation in patients with Alzheimer’s disease and treatment resistant depression.

AVP-825 for the Treatment of Acute Migraine

AVP-825 is an investigational drug-device combination product consisting of low-dose sumatriptan powder to treat acute migraine. The powder is delivered intranasally utilizing a novel Breath Powered delivery technology. If approved, AVP-825 would be the first and only fast-acting dry-powder intranasal form of sumatriptan. We have filed an NDA with the FDA in January 2014.

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

In November 2002, we sold to Drug Royalty USA an undivided interest in our right to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA has the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million. From the effective date of the GSK License Agreement up to the 2002 sale of our royalty rights to Drug Royalty USA, Inc., we received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013 in the “Critical Accounting Policies and Estimates” section, as updated and amended in Note 2 of the Notes to our Condensed Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

Revenues

	Three months ended December 31,
	2013	2012	$ Change	% Change
REVENUES
Gross product sales	$31,281,493	$18,373,831	$12,907,662	70%
Less: discounts and allowances	7,982,466	3,494,569	4,487,897	128%

Net product sales	23,299,027	14,879,262	8,419,765	57%
Revenues from royalties	2,089,314	1,626,010	463,304	28%
Revenues from research grant services	—	15,000	(15,000)	—
Revenues from co-promote activities	1,358,078	—	1,358,078	100%

Total revenues	$26,746,419	$16,520,272	$10,226,147	62%

Total revenues were approximately $26.7 million for the three months ended December 31, 2013 compared to approximately $16.5 million for the three months ended December 31, 2012. The increase in total revenues of approximately $10.2 million was primarily attributed to an increase of 62% in volume for NUEDEXTA net product sales when compared to the same period of the prior year and revenues from our co-promote activities which began in the first fiscal quarter of 2014.

Discounts and allowances increased by approximately $4.5 million for the three months ended December 31, 2013 when compared to the three months ended December 31, 2012. Discounts and allowances were 25.5% of gross product sales for the three months ended December 31, 2013 compared to 19.0% of gross product sales for the three months ended December 31, 2012. The increase in the discount and allowances percentage of gross product sales is primarily due to new contracts entered into with managed care entities during fiscal 2013 and increases in government mandated rebates.

Potential revenue-generating contracts that remained active as of December 31, 2013 include licensing revenue from our agreement with GSK, co-promote revenues from our co-promotion agreement with Merck and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses

	Three months ended December 31,
	2013	2012	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$1,292,411	$838,129	$454,282	54%
Cost of research grant services	—	9,398	(9,398)	—
Research and development	9,525,320	6,648,091	2,877,229	43%
Selling and marketing	17,475,404	13,522,419	3,952,985	29%
General and administrative	8,449,890	6,538,403	1,911,487	29%

Total operating expenses	$36,743,025	$27,556,440	$9,186,585	33%

Cost of Product Sales

Cost of product sales was approximately $1.3 million for the three months ended December 31, 2013 compared to cost of product sales of approximately $0.8 million in the same period of fiscal 2013. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $2.9 million from approximately $6.6 million in the first quarter of fiscal 2013 to approximately $9.5 million for the first quarter of fiscal 2014. The increase is primarily due to regulatory and development/manufacturing expenses for our AVP-825 program which began in fourth quarter of fiscal 2013.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $4.0 million from approximately $13.5 million for the first quarter of fiscal 2013 compared to approximately $17.5 million for the first quarter of fiscal 2014. The increase is primarily attributed to increased marketing and promotion costs of approximately $2.0 million, a $1.2 million increase in personnel expenses resulting from sales force expansions and increased other corporate costs of approximately $0.8 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.9 million from approximately $6.5 million for the first quarter of fiscal 2013 compared to approximately $8.4 million for the first quarter of fiscal 2014. The increase is primarily attributed to increased legal costs of $0.6 million, increased personnel costs of $0.5 million and increased other costs of $0.8 million.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended December 31, 2013 and 2012 was approximately $1.4 million for each period. Selling and marketing expense in the three month periods ended December 31, 2013 and 2012 includes share-based compensation expense of approximately $0.5 million and $0.3 million, respectively. General and administrative expense in the three month periods ended December 31, 2013 and 2012 includes share-based compensation expense of approximately $0.6 million and $0.8 million, respectively. Research and development expense in the three month periods ended December 31, 2013 and 2012 includes share-based compensation expense of approximately $0.3 million for each period. As of December 31, 2013, approximately $12.5 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.7 years. See Note 9, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Expense

For the three months ended December 31, 2013, interest expense was approximately $1.0 million, compared to approximately $1.1 million for the same period in the prior year.

Net Loss

Net loss was approximately $10.9 million, or $0.07 per share, for the three months ended December 31, 2013, compared to a net loss of approximately $12.1 million, or $0.09 per share, for the three months ended December 31, 2012. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales and revenues from co-promote activities, partially offset by an increase in operating expenses and interest expense.

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

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Three months ended December 31, 2013	Change Between Periods	Three months ended December 31, 2012
Net cash used in operating activities	$(9,780,732)	$2,899,724	$(12,680,456)
Net cash used in investing activities	(1,610,830)	(1,429,367)	(181,463)
Net cash provided by financing activities	30,222	4,091	26,131

Net decrease in cash and cash equivalents	$(11,361,340)	$1,474,448	$(12,835,788)

Operating activities. Net cash used in operating activities was approximately $9.8 million for the three months ended December 31, 2013, compared to approximately $12.7 million for the three months ended December 31, 2012. Net cash used in operating activities for the three months ended December 31, 2013 included a net loss of $10.9 million offset by non-cash items of $1.7 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs, as well as a $0.6 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in trade receivables of $8.3 million primarily due to the timing of sales generated during the first fiscal quarter of 2014, which peaked in the second month of the quarter, compared to the timing of sales generated in the fourth fiscal quarter of 2013, which peaked in the third month of the quarter, and the resulting timing of payments for those sales; an increase in royalty receivable and other receivables of $3.4 million primarily due to timing of invoicing; and a decrease in accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities of approximately $4.7 million primarily due to timing of payments of certain payroll-related expenses.

Net cash used in operating activities for the three months ended December 31, 2012 included a net loss of $12.1 million offset by non-cash items of $1.8 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs, as well as a $2.4 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities of $1.1 million primarily due to timing of payments of certain payroll-related expenses; an increase in royalty receivable and other receivables of approximately $0.7 million primarily due to the timing of invoicing; and an increase in prepaid expenses and other current assets of approximately $0.5 million primarily due to the timing of payments for certain marketing activities.

Investing activities. Net cash used in investing activities was approximately $1.6 million for the three months ended December 31, 2013, compared to approximately $0.2 million for the three months ended December 31, 2012. The increase in cash used in investing activities was primarily related to increased purchases of manufacturing equipment for the AVP-825 program for the three months ended December 31, 2013, when compared to the same period in the prior year.

Financing activities. Net cash provided by financing activities was approximately $30,000 for the three months ended December 31, 2013 compared to approximately $26,000 for the three months ended December 31, 2012. In the three months ended December 31, 2013, we received proceeds of approximately $30,000 from the exercise of stock options. In the first quarter of fiscal 2013, we received proceeds of approximately $26,000 from the exercise of stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. As of December 31, 2013, approximately 7.9 million shares of common stock had been sold under this facility for total gross proceeds of approximately $25.0 million. As of December 31, 2013, approximately $75.0 million remains available on this shelf registration statement.

In July 2013, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July 2013. As of December 31, 2013, approximately 5.0 million shares of common stock had been sold under this facility for total gross proceeds of approximately $25.0 million. Also included in this shelf registration on Form S-3 is a prospectus relating to another financing facility with Cowen, providing for the sale of up to $30.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement, entered into on August 8, 2012 and amended in December 2013. No share have of common stock have been sold under this facility. As of December 31, 2013, approximately $125.0 million remains available on this shelf registration statement.

As of December 31, 2013 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligation	$35,692,579	13,437,032	22,255,547	$—	$—
Operating lease obligations	18,555,807	2,607,462	6,028,814	5,620,998	4,298,533
Purchase obligations (1)	9,591,384	9,591,384	—	—	—

Total	$63,839,770	$25,635,878	$28,284,361	$5,620,998	$4,298,533

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at December 31, 2013, which approximates our contractual commitments for goods and services supported by purchase obligations in the normal course of our business.

NUEDEXTA License Milestone Payments. We hold the exclusive worldwide marketing rights to NUEDEXTA for certain indications pursuant to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the three months ended December 31, 2013 and 2012, royalties of approximately $1.2 million and $744,000, respectively, were recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

Deuterium-Modified Dextromethorphan License Milestone Payments. – We hold the exclusive worldwide marketing rights to develop and commercialize deuterium-modified dextromethorphan compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, we are obligated to make milestone and royalty payments to Concert based on successful advancement of deuterium-modified dextromethorphan products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – $6.0 million, $1.5 – $15.0 million, and $25.0 – $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200.0 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of deuterium-modified dextromethorphan products exceeding $1 billion annually. As of December 31, 2013, we have paid $2.0 million for milestones that have been achieved pursuant to this agreement.

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

Management Outlook

We believe that cash and cash equivalents, restricted cash and cash equivalents and restricted investments of approximately $46.5 million at December 31, 2013, together with funds generated from sales of NUEDEXTA and the availability of capital on our at–the-market facility, will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of December 31, 2013 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2013. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our first quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The 30-month stay associated with the filing of the ANDA Actions expired on December 30, 2013. In order to launch a generic form of NUEDEXTA, the Defendants must first receive FDA approval and as of February 4, 2014, the FDA has not granted approval to any Defendant’s ANDA. We intend to vigorously enforce our intellectual property rights relating to NUEDEXTA, but we cannot predict the outcome of these ANDA Actions.

Master’s Litigation

On January 14, 2014, a purported shareholder of Avanir brought a claim against Avanir and its directors, as well as a former director, in connection with our 2014 Annual Meeting proxy statement. The action is captioned Masters v. Avanir Pharmaceuticals, Inc., et al., Case No. 14-cv-00053, and is pending in the United States District Court for the Central District of California (the “Masters Action”). The Masters Action complaint alleges that the defendants violated Section 14(a) of the Securities Exchange Act, and further alleges that the individual defendants breached their fiduciary duties, based upon purported deficiencies in disclosures relating to Proposal 4 contained in our proxy statement, with respect to our equity compensation plan and practices. The complaint seeks, among other things, equitable relief that would enjoin the consummation of the shareholder vote on Proposal 4, declaratory relief, and attorney’s fees and costs. We intend to defend the Master’s Action vigorously, however, all litigation is inherently uncertain, and there can be no assurance that our defense of these or similar actions would be successful.

General and Other

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of products. Any of these claims could subject us to costly litigation and, while we generally believe that it has adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcomes of currently pending claims and lawsuits will not likely have a material effect on the Company’s consolidated operations or financial position.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of NUEDEXTA. As of December 31, 2013, we had an accumulated deficit of approximately $511.5 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for the foreseeable future as we continue to grow NUEDEXTA sales, invest in the development of AVP-923 and AVP-786, seek to commercialize NUEDEXTA in the European Union (“EU”), and seek FDA approval and subsequently commercialize AVP-825.

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

The 30-month stay associated with the filing of the ANDA actions expired on December 30, 2013. In order to launch a generic form of NUEDEXTA, the Defendants must first receive FDA approval and as of February 4, 2014, the FDA has not granted approval to any Defendant’s ANDA.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA in the U.S. and in European markets, continue to develop AVP-923 and AVP-786, and seek FDA approval and subsequently commercialize AVP-825. Although we had approximately $46.5 million in cash and cash equivalents, restricted cash and cash equivalents, and restricted investments as of December 31, 2013, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

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

We are primarily responsible for the manufacturing and distribution of AVP-825. We will utilize third parties to manufacture, package and distribute AVP-825. We have no experience in manufacturing AVP-825 in commercial quantities. Any delays or difficulties, including the purchase of manufacturing equipment, entering into manufacturing and supply agreements, obtaining API or in the manufacturing, packaging or distribution of AVP-825, could negatively affect our sales revenues as well as delay FDA approval.

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

We have licensed or sold most of our non-core drug development programs and related assets and these and other possible future transactions carry certain risks.

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

We may become involved in litigation and administrative proceedings that may materially affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Litigation may also arise as a result of a decline in the market price of our securities or as a result of disclosures we make with the Securities and Exchange Commission in our periodic reports and documents that are provided to our stockholders. For example, a putative stockholder class action was filed in January 2014, alleging claims based upon purported deficiencies in disclosures relating to our 2014 Annual Meeting proxy statement, with respect to our equity compensation plan and practices. Although we do not currently expect that this or similar litigation will have a material effect on us, such matters can be time-consuming, divert management’s attention and resources and may cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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

Signature	Title	Date

/s/ Keith A. Katkin Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	February 6, 2014

/s/ Christine G. Ocampo Christine G. Ocampo	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 6, 2014