Form 10-Q
period 2014-03-31
AVANIR PHARMACEUTICALS, INC.
filed 2014-05-07
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

As of April 30, 2014, the registrant had 159,829,240 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$53,888,058	$55,259,073
Restricted cash and cash equivalents	1,318,033	965,986
Trade receivables, net of allowances of $0 and $207,828 as of March 31, 2014 and September 30, 2013, respectively	17,215,906	12,525,992
Royalty receivable	—	542,596
Other receivables	2,406,874	246,975
Inventories, net	640,853	710,179
Prepaid expenses	2,018,577	1,391,210
Other current assets	204,529	201,629

Total current assets	77,692,830	71,843,640
Restricted long-term investments	1,303,580	1,303,938
Property and equipment, net	3,153,568	1,592,791
Non-current inventories, net	773,129	784,186
Other assets	686,154	554,452

Total assets	$83,609,261	$76,079,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,894,886	$5,876,425
Accrued expenses	10,692,697	11,908,570
Accrued compensation and payroll taxes	6,315,301	7,775,761
Deferred royalty revenues	178,786	1,288,514
Current portion of notes payable, net of debt discount	11,158,907	7,942,945

Total current liabilities	38,240,577	34,792,215
Other liabilities	2,019,000	1,393,075
Notes payable, net of current portion and debt discount	15,696,511	21,422,163

Total liabilities	55,956,088	57,607,453

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock—$0.0001 par value, 300,000,000 and 200,000,000 shares authorized as of March 31, 2014 and September 30, 2013, respectively; 159,825,804 and 152,063,621 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	15,982	15,206
Additional paid-in capital	551,797,373	518,992,237
Accumulated deficit	(524,160,182)	(500,535,889)

Total stockholders’ equity	27,653,173	18,471,554

Total liabilities and stockholders’ equity	$83,609,261	$76,079,007

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Net product sales	$24,379,159	$16,535,059	$47,678,186	$31,414,321
Revenues from royalties	475,281	899,129	2,564,595	2,525,139
Revenues from co-promote activities	2,092,264	—	3,450,342	—
Revenues from research grant services	—	—	—	15,000

Total revenues	26,946,704	17,434,188	53,693,123	33,954,460

Operating expenses:
Cost of product sales	1,370,001	933,426	2,662,412	1,771,555
Cost of research grant services	—	69,090	—	78,488
Research and development	9,892,256	8,874,298	19,417,576	15,522,389
Selling and marketing	18,904,244	16,061,408	36,379,648	29,583,827
General and administrative	8,555,381	6,978,684	17,005,271	13,517,087

Total operating expenses	38,721,882	32,916,906	75,464,907	60,473,346

Loss from operations	(11,775,178)	(15,482,718)	(21,771,784)	(26,518,886)
Other income (expense):
Interest income	4,987	15,065	9,539	34,396
Interest expense	(898,316)	(1,059,245)	(1,853,211)	(2,118,490)
Other, net	(9,249)	197	(8,837)	197

Net loss	$(12,677,756)	$(16,526,701)	$(23,624,293)	$(28,602,783)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.15)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	154,633,853	139,173,746	153,353,200	137,959,958

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,624,293)	$(28,602,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509,229	408,261
Amortization of debt discount and debt issuance costs	233,891	326,892
Share-based compensation expense	3,381,876	3,196,310
Loss on disposal of assets	16,474	—
Changes in operating assets and liabilities:
Trade receivables, net	(4,689,914)	(2,448,016)
Royalty receivable	542,596	473,190
Other receivables	(2,159,899)	(102,596)
Inventories, net	80,383	(13,496)
Prepaid expenses and other assets	(797,444)	297,936
Accounts payable	4,048,278	4,624,085
Accrued expenses and other liabilities	(482,525)	1,291,197
Accrued compensation and payroll taxes	(1,460,460)	(372,204)
Deferred royalty revenues	(1,109,728)	(1,374,832)

Net cash used in operating activities	(25,511,536)	(22,296,056)

Cash flows from investing activities:
Purchases of property and equipment	(2,223,720)	(279,984)
Purchases of restricted investments and restricted cash and cash equivalents	(351,689)	(3,513)

Net cash used in investing activities	(2,575,409)	(283,497)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of commissions and offering costs	29,304,970	19,101,955
Proceeds from exercise of stock options and warrants	119,066	1,558,618
Repayments of notes payable	(2,708,106)	—

Net cash provided by financing activities	26,715,930	20,660,573

Net change in cash and cash equivalents	(1,371,015)	(1,918,980)
Cash and cash equivalents at beginning of period	55,259,073	69,778,406

Cash and cash equivalents at end of period	$53,888,058	$67,859,426

Supplemental disclosures of cash flow information:
Interest paid	$1,322,402	$1,342,500
Income taxes paid	$3,200	$3,200
Supplemental disclosures of non-cash investing and financing activities:
Release of restriction on short-term investment	$—	$401,550
Purchases of property and equipment in accounts payable and accrued expenses	$25,420	$—

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Avanir Pharmaceuticals, Inc. and subsidiaries (“Avanir”, the “Company” or “we”) is a biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product NUEDEXTA® (referred to as AVP-923 during clinical development) is a first-in-class dual N-methyl-D-aspartate (“NMDA”) receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, was approved in the United States in October 2010 for the treatment of pseudobulbar affect (“PBA”). It is also approved for the treatment of PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg. The Company commercially launched NUEDEXTA in the United States in February 2011 and it is currently assessing plans regarding the potential commercialization of NUEDEXTA in the European Union “EU”.

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

The Company is also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, the Company assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. The Company filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) in January 2014. The Prescription Drug User Fee Act (PDUFA) date is scheduled for November 26, 2014.

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

Reclassifications

Royalty receivable and other receivables at September 30, 2013 are now reported under their own captions, separate from other current assets, in the accompanying condensed consolidated balance sheets and as separate components of cash flows from operating activities in the condensed consolidated statements of cash flows for the six months ended March 31, 2013, in order to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the six months ended March 31, 2014 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Deferred rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of March 31, 2014 and September 30, 2013 was approximately $687,000 and $367,000, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

At March 31, 2014 and September 30, 2013, the Company’s financial instruments include cash and cash equivalents, restricted cash and cash equivalents, trade receivables, royalty receivable, other receivables, restricted investments, accounts payable, accrued expenses, accrued compensation and payroll taxes, other liabilities and notes payable. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, trade receivables, royalty receivable, other receivables, accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities approximates fair value due to the short-term maturities of these instruments. The Company’s restricted investments are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

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

Product Sales — NUEDEXTA. NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, group purchasing organizations and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. The Company recognizes revenue upon shipment of NUEDEXTA to its wholesalers and other customers.

The Company records allowances for customer credits, including estimated discounts, co-pay assistance, rebates and chargebacks. These allowances provided by the Company to a customer are presumed to be a reduction of the selling prices of the Company’s products and, therefore, are characterized as a reduction of revenue when recognized in the Company’s condensed consolidated statement of operations. The Company believes the assumptions used to estimate these allowances are reasonable considering known facts and circumstances. However, actual rebates, chargebacks and returns could differ materially from estimated amounts because of, among other factors, unanticipated changes in prescription trends and any change in assumptions affecting sell-through and research data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

The Company offers discounts to certain of its customers, including discounts to wholesalers for certain services, cash discounts to customers for the early payment of trade receivables and patient discounts in the form of co-pay assistance for the purchase of NUEDEXTA through the use of coupons. The Company accrues for discounts based on the contractual terms of agreements with customers and historical experience. The estimated redemption cost of the coupons accrued is based on the historical experience for NUEDEXTA and sell-through data purchased from third parties. Cash discount accruals for early payment of trade receivables are recorded as a contra asset to trade receivables in the Company’s condensed consolidated balance sheets. All other discount accruals are recorded in accrued expenses in the Company’s condensed consolidated balance sheets.

The Company participates in various managed care access rebate programs, the largest of which relate to Medicaid, Medicare and commercial insurers. The Company also incurs chargebacks which are contractual discounts given primarily to federal government agencies and group purchasing organizations. The Company estimates rebate and chargeback accruals using quantitative factors such as contractual terms of agreements with its customers, historical experience, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. These quantitative factors are supplemented by additional factors such as management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in sales trends, an evaluation of current laws and regulations and product pricing. The Company evaluates percentages of NUEDEXTA sold to qualified patients primarily through analysis of wholesaler and other third party sell-through and research data. Additionally, there is a significant time lag between the date the Company estimates the accrual and when the Company actually pays the accrual. Due to this time lag, the Company records adjustments to estimated accruals over several periods, which can result in a net increase to net loss or a decrease to net loss in those periods. The rebate and chargeback accruals are recorded in accrued expenses in the Company’s condensed consolidated balance sheets.

The Company estimates future returns and records a returns reserve as a reduction to revenue. The returns reserve represents a reserve for NUEDEXTA that may be returned primarily due to product expiration and is estimated based on contractual terms with customers and historical return trends as a percentage of gross sales. The returns reserve is recorded as a contra asset to trade receivables in the Company’s condensed consolidated balance sheets. The Company has experienced annual returns of approximately 1% of gross product sales over the past two years.

Product Sales — Active Pharmaceutical Ingredient docosanol (“docosanol”). Revenue from sales of the Company’s docosanol is recorded when title and risk of loss have passed to the buyer, provided the criteria for revenue recognition have been met. The Company sells the docosanol to various licensees upon receipt of a written order for the materials. Shipments generally occur fewer than three times per year. The Company’s contracts for sales of the docosanol include buyer acceptance provisions that give the Company’s buyers the right of replacement if the delivered product does not meet specified criteria. That right requires that they give the Company notice within 30 days after receipt of the product. The Company has the option to refund or replace any such defective materials; however, it has historically demonstrated that the materials shipped from the same pre-inspected lot have consistently met the specified criteria and no buyer has rejected any of the Company’s shipments from the same pre-inspected lot to date. Therefore, the Company recognizes revenue at the time of delivery without providing any returns reserve. The Company has not recognized revenue from the sale of docosanol during the first six months of fiscal 2014 and fiscal 2013.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which have required the Company to estimate selling prices during the first six months of fiscal 2014 and fiscal 2013.

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

Total compensation expense related to all of the Company’s share-based awards for the three and six month periods ended March 31, 2014 and 2013, was comprised of the following:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Share-based compensation classified as:
Research and development expense	$419,153	$287,669	$706,619	$555,813
Selling and marketing expense	534,413	419,066	1,006,668	734,595
General and administrative expense	1,040,193	1,082,567	1,668,589	1,905,902

Total	$1,993,759	$1,789,302	$3,381,876	$3,196,310

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Share-based compensation expense from:
Stock options	$1,188,190	$1,071,664	$2,298,418	$2,119,650
Restricted stock units	805,569	717,638	1,083,458	1,076,660

Total	$1,993,759	$1,789,302	$3,381,876	$3,196,310

Since the Company has a net operating loss carry-forward as of March 31, 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six month periods ended March 31, 2014 and 2013, which would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at March 31, 2014 was $3.6 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at March 31, 2014 and September 30, 2013.

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

The composition of inventories as of March 31, 2014 and September 30, 2013 is as follows:

	March 31,	September 30,
	2014	2013
		(audited)
Raw materials	$880,792	$936,856
Work in progress	158,553	36,453
Finished goods	374,637	521,056

Total inventory	1,413,982	1,494,365
Less: current portion	(640,853)	(710,179)

Non-current portion	$773,129	$784,186

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules beyond the Company’s one year operating cycle.

4. ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014	September 30, 2013
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$6,160,764	$5,525,103
Accrued research and development expenses	2,046,308	2,146,210
Accrued selling and marketing expenses	1,014,248	2,139,429
Accrued general and administrative expenses	1,074,879	1,752,966
Other current liabilities	396,498	344,862

Total accrued expenses	$10,692,697	$11,908,570

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

5. DEFERRED REVENUES

The following table sets forth as of March 31, 2014, the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA.

Drug Royalty
USA Agreement
Deferred revenues as of September 30, 2013	$1,288,514
Changes during the period:
Recognized as revenues during period	(1,109,728)

Deferred revenues as of March 31, 2014	$178,786

Drug Royalty USA Agreement — In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GSK for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA had the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million. During the six months ended March 31, 2014 and 2013, the Company recognized royalties related to the annual net Abreva sales in excess of $62.0 million in the amount of approximately $1.5 million and $1.2 million, respectively, which is included in the accompanying condensed consolidated statements of operations as revenues from royalties.

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

6. NOTES PAYABLE

In May 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. In the third fiscal quarter of 2013, the Company met the criteria to extend the interest only payment for six months. Therefore, until January 1, 2014 (the “Amortization Date”) the Company has made monthly payments of interest only. Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. The outstanding notes payable, net of debt discount, at March 31, 2014 is approximately $26.9 million. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted as interest expense over the term of the debt using the interest method and the related liability of approximately $1.4 million and $1.1 million as of March 31, 2014 and September 30, 2013, respectively, is included in other liabilities in the accompanying condensed consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The relative fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three months ended March 31, 2014 and 2013, debt discount amortization was approximately $97,000 and $139,000, respectively. For the six months ended March 31, 2014 and 2013, debt discount amortization was approximately $198,000 and $277,000, respectively.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the occurrence of certain material adverse changes, and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of March 31, 2014, the Company was in compliance with all covenants in the Loan Agreement.

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

For the six month periods ended March 31, 2014 and 2013, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2014	2013
Stock options	10,358,439	9,424,703
Stock warrants	53,957	53,957
Restricted stock units (1)	3,885,788	3,086,758

(1)	Includes 1,062,322 and 1,162,465 shares of restricted stock at March 31, 2014 and 2013, respectively, awarded to directors that have vested but are still restricted until the directors resign.

8. STOCKHOLDERS’ EQUITY

Common stock

In July 2013, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $55.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July and December 2013. During the six months ended March 31, 2014, approximately 7.2 million shares of common stock had been sold under this facility raising net proceeds of approximately $29.3 million.

During the six months ended March 31, 2014, the Company issued 290,286 shares of common stock in connection with restricted stock units which were awarded to a director and vested at September 30, 2013, but were restricted until resignation of the director, 260,990 shares of common stock in connection with the vesting of restricted stock units and 47,481 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $119,000.

During the six months ended March 31, 2014, restricted stock unit awards for a total of 85,393 shares awarded to directors vested, but the issuance and delivery of these shares are deferred until the director resigns.

Warrants Outstanding

As of March 31, 2014, warrants to purchase 53,957 shares of the Company’s common stock at an exercise price of $2.78 per share remained outstanding and exercisable. The warrants were issued in connection with the Loan Agreement (see Note 6, “Notes Payable”) and expire in May 2022.

9. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has two equity incentive plans, which are the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2014 Incentive Plan (the “2014 Plan”). The 2000 Stock Option Plan (the “2000 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan”) are expired and the Company no longer grants share-based awards from these plans, however, grants are still outstanding under each of these plans at March 31, 2014. Together, the 2000 Plan, 2003 Plan, 2005 Plan and the 2014 Plan are referred to as the “Plans.” All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.

During the six month periods ended March 31, 2014, the Company granted share-based awards under the 2005 Plan and the 2014 Plan. During the six month periods ended March 31, 2013, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. Under the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions for annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance increased by 325,000 shares effective November 15, 2013. In February 2014, the Company’s shareholders approved the 2014 Plan and the initial authorized shares under the 2014 Plan are 17,000,000. As of March 31, 2014, the Company had an aggregate of 29,445,624 shares of its common stock reserved for future issuance. Of those shares, 13,502,127 shares were related to outstanding options and other awards and 15,943,497 shares were available for future grants of share-based awards. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of March 31, 2014, there were 742,100 equity awards outstanding that were issued outside of the Plans (inducement option grants). None of the share-based awards are classified as a liability as of March 31, 2014.

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

Summaries of stock options outstanding and changes during the six months ended March 31, 2014 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	8,823,041	$2.85
Granted	1,758,956	$3.28
Exercised	(47,481)	$2.51
Forfeited	(176,077)	$3.00

Outstanding at March 31, 2014	10,358,439	$2.92	7.1	$10,814,475

Vested and expected to vest in the future at March 31, 2014	9,972,957	$2.91	7.0	$10,533,662

Exercisable at March 31, 2014	5,750,844	$2.82	6.0	$7,308,754

The weighted average grant-date fair value of options granted during the six month periods ended March 31, 2014 and 2013 was $2.23 and $1.79 per share, respectively. The total intrinsic value of options exercised during the six month periods ended March 31, 2014 and 2013 was approximately $86,000 and $576,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of March 31, 2014, the total unrecognized compensation cost related to unvested options was approximately $9.2 million which is expected to be recognized over the weighted-average period of 2.7 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the six month periods ended March 31, 2014 and 2013.

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

Assumptions used in the Black-Scholes model for options granted during the six months ended March 31, 2014 were as follows:

Expected volatility	82%-86%
Expected term in years	5.4
Expected risk-free interest rate (zero coupon U.S. Treasury Note)	1.5%-1.8%
Expected dividend yield	0%

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

The following table summarizes the RSU activities for the six months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2013	1,637,210	$2.40
Granted	1,572,190	$3.88
Vested	(346,383)	$2.51
Forfeited	(39,551)	$2.67

Unvested at March 31, 2014	2,823,466	$3.21

The grant-date fair value of RSUs granted during the six months ended March 31, 2014 and 2013 was approximately $6.1 million and $3.1 million, respectively. As of March 31, 2014, the total unrecognized compensation cost related to unvested shares was approximately $7.9 million which is expected to be recognized over a weighted-average period of 2.8 years, based on the vesting schedules.

At March 31, 2014, there were 1,062,322 shares of restricted stock with a weighted-average grant date fair value of $2.14 per share awarded to directors that have vested but are still restricted until the director resigns.

Performance RSUs. During the six months ended March 31, 2014, the Company granted performance RSUs to purchase 434,024 shares of common stock from the 2014 Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2014 performance that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over three years beginning on the date the performance goal is achieved (“Achievement Date”), with 50% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 50% of the RSU shares vesting annually in equal installments thereafter over two years. At March 31, 2014, the performance goal had not been met and 433,339 performance RSUs were outstanding.

10. COMMITMENTS AND CONTINGENCIES

Legal contingencies –

NUEDEXTA ABBREVIATED NEW DRUG APPLICATION (“ANDA”) Litigation

In fiscal 2011 and 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“282 Patent”), 8,227,484 (“484 Patent”) and RE 38,115 (“115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In September and October 2012, the Company filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, the ‘484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc. (“Sandoz”). As a result of Sandoz’ acquisition and maintenance of said ANDA, on May 30, 2013, the Company filed suit in the U.S. District Court for the District of Delaware against Sandoz. This suit was filed on the basis that Sandoz’ ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents.

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

The 30-month stay associated with the filing of the ANDA Actions expired on December 30, 2013. On March 18, 2014, the Court ordered that in the event any Defendant receives FDA approval for a generic form of NUEDEXTA, the Defendants must first receive FDA approval prior to the issuance of the Court’s post-trial opinion, such Defendant shall provide notice of such approval to the other parties and the Court. The Defendant’s launch of a generic form of NUEDEXTA is enjoined for 15 days following FDA approval to allow the Court to consider a motion for a preliminary injunction. On April 30, 2014, the Court issued an Order upholding the validity of the ‘282 Patent, ‘484 Patent, and ‘115 Patent and finding that the proposed ANDA formulations infringe the relevant claims of the ‘282 Patent and ‘484 Patent, but not the ‘115 Patent. The Company anticipates a final judgment will soon be entered in favor of Avanir and a permanent injunction enjoining Par and Impax from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ‘282 Patent and ‘484 Patent. The Company also anticipates the FDA will be ordered to make the effective date of any approval of Par’s and Impax’s generic product to be not earlier than the latest date of expiration of the ‘282 Patent and ‘484 Patent, August 13, 2026.

MASTERS LITIGATION

On January 14, 2014, a purported shareholder of the Company brought a claim against the Company and its directors, as well as a former director, in connection with the Company’s 2014 Annual Meeting proxy statement. The action was captioned Masters v. Avanir Pharmaceuticals, Inc., et al., Case No. 14-cv-00053 in the United States District Court for the Central District of California (the “Masters Action”). The Masters Action complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act, and further alleged that the individual defendants breached their fiduciary duties, based upon purported deficiencies in disclosures relating to Proposal 4 contained in the Company’s proxy statement, with respect to the Company’s equity compensation plan and practices. The complaint sought, among other things, equitable relief that would enjoin the consummation of the shareholder vote on Proposal 4, declaratory relief, and attorney’s fees and costs. On February 12, 2014, the Court denied Plaintiff’s Motion for Preliminary Injunction. On February 27, 2014, plaintiff dismissed the complaint without prejudice.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of March 31, 2014 and September 30, 2013.

Center for Neurologic Study (“CNS”) — The Company is party to an exclusive license agreement with CNS.

The Company paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, the Company is obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the six months ended March 31, 2014 and 2013, royalties of approximately $2.4 million and $1.6 million, respectively, were recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

In light of the ANDA ruling on April 30, 2014, the Company is in the process of assessing the impact of the CNS obligation.

Concert Pharmaceuticals, Inc. – The Company holds the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 — $6.0 million, $1.5 — $15.0 million, and $25.0 — $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1.0 billion annually. As of March 31, 2014, the Company has paid $2.0 million for milestones that have been achieved pursuant to this agreement, which was recorded in the second quarter of fiscal 2013.

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

The Company categorizes revenues by geographic area based on selling location. All of the Company’s operations are currently located in the United States; therefore, total revenues for the six month periods ended March 31, 2014 and 2013 are attributed to the United States. All long-lived assets at March 31, 2014 and September 30, 2013 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 90% and 89% of net product sales for the six month periods ended March 31, 2014 and 2013, respectively. In addition, the three wholesalers accounted for 91% of trade receivables at March 31, 2014 and September 30, 2013.

12. SUBSEQUENT EVENTS

On April 30, 2014, the Court issued an Order upholding the validity of the ‘282 Patent, ‘484 Patent and ‘115 Patent and finding that the proposed ANDA formulations infringe the relevant claims of the ‘282 Patent and ‘484 Patent, but not the ‘115 Patent. See Note 10, “Commitments and Contingencies.”

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended March 31, 2014 are also referred to as the second quarter of fiscal 2014.

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

We are also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, we assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. We filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) in January 2014. The Prescription Drug User Fee Act (PDUFA) date is scheduled for November 26, 2014.

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

We have developed and licensed certain intellectual property rights relating to NUEDEXTA and our existing drug candidates (AVP-923, AVP-786 and AVP-825) and we continue to seek to acquire rights to other complementary products and technologies, particularly following our successful defense of the patents underlying NUEDEXTA. As a result, we may seek to in-license or acquire through other means, such as mergers, stock purchases or asset purchases, complementary products and technologies, as well as sales and marketing infrastructure and other assets or resources. There can be no assurance, however, that we will be successful in acquiring any additional assets or that we will receive the anticipated benefits of any such acquisitions.

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

The table below shows total net product sales and dispensed units (capsules) for NUEDEXTA during the past four quarterly periods.

	Three Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net product sales	$19,044,288	$20,233,418	$23,299,027	$24,379,159
Percentage growth over previous quarter	15.2%	6.2%	15.2%	4.6%
Total dispensed units (capsules)	2,301,794	2,568,626	2,798,569	2,868,468
Percentage growth over previous quarter	26.9%	11.6%	9.0%	2.5%

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

The objectives of this proof-of-concept study are to evaluate the safety, tolerability, and efficacy of AVP-923 for the treatment of agitation in Alzheimer’s patients. The trial is a multicenter, randomized, double-blind, placebo-controlled study that is expected to enroll approximately 200 Alzheimer’s patients in the United States. Eligible patients will be randomized to receive either AVP-923 or placebo for 10 weeks. The primary efficacy measure is the agitation/aggression domain of the Neuropsychiatric Inventory or NPI. Secondary outcome measures include assessments of disease severity, behavioral abnormalities, cognition, activities of daily living, quality of life and caregiver strain. Standard safety assessments will also be conducted.

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

Avanir has completed a Phase III clinical trial for AVP-923 in the treatment of patients with DPN pain. In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for the treatment of patients with DPN pain. The most commonly reported adverse events from this Phase III study were dizziness, nausea, diarrhea, fatigue and somnolence, which were mild to moderate in nature. Given the recent results of our Phase II study (PRIME) for the treatment of central neuropathic pain in multiple sclerosis, we are continuing to evaluate our options for this program, including the use of AVP-786 in the advancement of this program.

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

AVP-825 for the Treatment of Acute Migraine

AVP-825 is an investigational drug-device combination product consisting of low-dose sumatriptan powder to treat acute migraine. The powder is delivered intranasally utilizing a novel Breath Powered delivery technology. If approved, AVP-825 would be the first and only fast-acting dry-powder intranasal form of sumatriptan. We have filed an NDA with the FDA in January 2014. The Prescription Drug User Fee Act (PDUFA) is scheduled for November 26, 2014.

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

In November 2002, we sold to Drug Royalty USA an undivided interest in our right to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA had the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million. From the effective date of the GSK License Agreement up to the 2002 sale of our royalty rights to Drug Royalty USA, Inc., we received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013 in the “Critical Accounting Policies and Estimates” section. The following represents an update for the six months ended March 31, 2014 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Revenue recognition

Product Sales — NUEDEXTA. NUEDEXTA is sold primarily to third-party wholesalers who, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. We have entered into agreements with wholesale customers, group purchasing organizations and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. We recognize revenue upon shipment of NUEDEXTA to our wholesalers and other customers.

We record allowances for customer credits, including estimated discounts, co-pay assistance, rebates and chargebacks. These allowances provided by us to a customer are presumed to be a reduction of the selling prices of our products and, therefore, are characterized as a reduction of revenue when recognized in our consolidated statement of operations. We believe the assumptions used to estimate these allowances are reasonable considering known facts and circumstances. However, actual rebates, chargebacks and returns could differ materially from estimated amounts because of, among other factors, unanticipated changes in prescription trends and any change in assumptions affecting sell-through and research data purchased from third parties. Product shipping and handling costs are included in cost of product sales.

We offer discounts to certain of our customers, including discounts to wholesalers for certain services, cash discounts to customers for the early payment of trade receivables and patient discounts in the form of co-pay assistance for the purchase of NUEDEXTA through the use of coupons. We accrue for discounts based on the contractual terms of agreements with customers and historical experience. The estimated redemption cost of the coupons accrued is based on the historical experience for NUEDEXTA and sell-through data purchased from third parties. Cash discount accruals for early payment of trade receivables are recorded as a contra asset to trade receivables in our condensed consolidated balance sheets. All other discount accruals are recorded in accrued expenses in our condensed consolidated balance sheets.

We participate in various managed care access rebate programs, the largest of which relate to Medicaid, Medicare and commercial insurers. We also incur chargebacks, which are contractual discounts given primarily to federal government agencies and group purchasing organizations. We estimate rebate and chargeback accruals using quantitative factors such as contractual terms of agreements with our customers, historical experience, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. These quantitative factors are supplemented by additional factors such as our judgment with respect to many factors, including but not limited to, current market dynamics, changes in sales trends, an evaluation of current laws and regulations and product pricing. We evaluate percentages of NUEDEXTA sold to qualified patients primarily through analysis of wholesaler and other third party sell-through and research data. Additionally, there is a significant time lag between the date we estimate the accrual and when we actually pay the accrual. Due to this time lag, we record adjustments to estimated accruals over several periods, which can result in a net increase to net loss or a decrease to net loss in those periods. The rebate and chargeback accruals are recorded in accrued expenses in our condensed consolidated balance sheets.

We estimate future returns and record a returns reserve as a reduction to revenue. The returns reserve represents a reserve for NUEDEXTA that may be returned primarily due to product expiration and is estimated based on contractual terms with customers and historical return trends as a percentage of gross sales. The returns reserve is recorded as a contra asset to trade receivables in our condensed consolidated balance sheets. We have experienced annual returns of approximately 1% of gross product sales over the past two years.

The following table provides a summary of activity with respect to our sales allowances and accruals as of March 31, 2014.

	Balance at 9/30/2013	Accruals	Payments/Credits	Balance at 3/31/2014
Accrued discounts	$890,569	$3,816,522	$(3,707,538)	$999,553
Accrued rebates and chargebacks	3,596,332	10,033,419	(9,739,799)	3,889,952
Other accrued discounts	26,135	303,908	(287,885)	42,158

Subtotal	4,513,036	14,153,849	(13,735,222)	4,931,663
Reserve for doubtful accounts	207,828	—	(207,828)	—
Reserve for product returns	—	701,268	(340,233)	361,035
Reserve for cash discounts	264,138	1,182,419	(1,173,556)	273,001

Total	$4,985,002	$16,037,536	$(15,456,839)	$5,565,699

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

Revenues

	Three months ended March 31,
	2014	2013	$ Change	% Change
REVENUES
Net product sales	24,379,159	16,535,059	7,844,100	47%
Revenues from royalties	475,281	899,129	(423,848)	-47%
Revenues from co-promote activities	2,092,264	—	2,092,264	—

Total revenues	$26,946,704	$17,434,188	$9,512,516	55%

Consistent with industry practice, we will be reporting net product sales going forward.

Total revenues were approximately $26.9 million for the three months ended March 31, 2014 compared to approximately $17.4 million for the three months ended March 31, 2013. The increase in total revenues of approximately $9.5 million was primarily attributed to an increase of 44% in volume for NUEDEXTA net product sales when compared to the same period of the prior year and revenues from our co-promote activities which began in the first fiscal quarter of 2014.

Potential revenue-generating contracts that remained active as of March 31, 2014 include co-promote revenues from our co-promotion agreement with Merck and modest potential revenue generated from various other licensing agreements. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses

	Three months ended
	March 31,
	2014	2013	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$1,370,001	$933,426	$436,575	47%
Cost of research grant services	—	69,090	(69,090)	-100%
Research and development	9,892,256	8,874,298	1,017,958	11%
Selling and marketing	18,904,244	16,061,408	2,842,836	18%
General and administrative	8,555,381	6,978,684	1,576,697	23%

Total operating expenses	$38,721,882	$32,916,906	$5,804,976	18%

Cost of Product Sales

Cost of product sales was approximately $1.4 million for the three months ended March 31, 2014 compared to cost of product sales of approximately $0.9 million in the same period of fiscal 2013. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $1.0 million from approximately $8.9 million in the second quarter of fiscal 2013 to approximately $9.9 million for the second quarter of fiscal 2014. The increase is primarily due to regulatory and development/manufacturing expenses for our AVP-825 program which began in fourth quarter of fiscal 2013.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $2.8 million from approximately $16.1 million for the second quarter of fiscal 2013 compared to approximately $18.9 million for the second quarter of fiscal 2014. The increase is primarily attributed to increased personnel expenses of $1.6 million resulting from sales force expansion, increased marketing and promotion costs of approximately $0.7 million, and increased other costs of approximately $0.5 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.6 million from approximately $7.0 million for the second quarter of fiscal 2013 compared to approximately $8.6 million for the second quarter of fiscal 2014. The increase is primarily attributed to increased rent and related costs of $0.5 million related to the relocation of our corporate offices to a larger space, increased personnel costs of $0.3 million and increased other costs of $0.8 million.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended March 31, 2014 and 2013 was approximately $2.0 million and $1.8 million, respectively. Selling and marketing expense in the three month periods ended March 31, 2014 and 2013 includes share-based compensation expense of approximately $0.5 million and $0.4 million, respectively. General and administrative expense in the three month periods ended March 31, 2014 and 2013 includes share-based compensation expense of approximately $1.1 million in each period. Research and development expense in the three month periods ended March 31, 2014 and 2013 includes share-based compensation expense of approximately $0.4 million and $0.3 million, respectively. As of March 31, 2014, approximately $17.2 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.8 years. See Note 9, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Expense

For the three months ended March 31, 2014, interest expense was approximately $0.9 million, compared to approximately $1.1 million for the same period in the prior year.

Net Loss

Net loss was approximately $12.7 million, or $0.08 per share, for the three months ended March 31, 2014, compared to a net loss of approximately $16.5 million, or $0.12 per share, for the three months ended March 31, 2013. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, revenues from co-promote activities and decreased interest expense, partially offset by an increase in operating expenses.

COMPARISON OF SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

Revenues

	Six months ended
	March 31,
	2014	2013	$ Change	% Change
REVENUES
Net product sales	47,678,186	31,414,321	16,263,865	52%
Revenues from royalties	2,564,595	2,525,139	39,456	2%
Revenues from co-promote activities	3,450,342	—	3,450,342	—
Revenues from research grant services	—	15,000	(15,000)	-100%

Total revenues	$53,693,123	$33,954,460	$19,738,663	58%

Consistent with industry practice, we will be reporting net product sales going forward.

Total revenues were approximately $53.7 million for the six months ended March 31, 2014 compared to approximately $34.0 million for the six months ended March 31, 2013. The increase in net revenues of approximately $19.7 million was primarily attributed to an increase of 52% in volume for NUEDEXTA net product sales when compared to the same period of the prior year and revenues from our co-promote activities which began in the first fiscal quarter of 2014.

Operating Expenses

	Six months ended
	March 31,
	2014	2013	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$2,662,412	$1,771,555	$890,857	50%
Cost of research grant services	—	78,488	(78,488)	-100%
Research and development	19,417,576	15,522,389	3,895,187	25%
Selling and marketing	36,379,648	29,583,827	6,795,821	23%
General and administrative	17,005,271	13,517,087	3,488,184	26%

Total operating expenses	$75,464,907	$60,473,346	$14,991,561	25%

Cost of Product Sales

Cost of product sales was approximately $2.7 million for the six months ended March 31, 2014 compared to cost of product sales of approximately $1.8 million in the same period of fiscal 2013. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $3.9 million from approximately $15.5 million for the six months ended March 31, 2013 to approximately $19.4 million for the six months ended March 31, 2014. The increase is primarily due to regulatory and development/manufacturing expenses for our AVP-825 program.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $6.8 million from approximately $29.6 million for the six months ended March 31, 2013 to approximately $36.4 million for the six months ended March 31, 2014. The increase is primarily attributed to increased personnel costs of approximately $2.9 million resulting from sales force expansion, increase of marketing and promotion costs of $2.9 million and other costs of approximately $1.0 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.5 million from approximately $13.5 million for the six months ended March 31, 2013, to approximately $17.0 million for the six months ended March 31, 2014. The increase is primarily attributed to increased personnel costs of approximately $0.8 million, increased rent and related costs of $0.6 million related to the relocation of our corporate offices to a larger space, increased legal costs of approximately $0.5 million associated with the enforcement of our intellectual property rights related to NUEDEXTA, and increase other costs of approximately $1.6 million.

Share-Based Compensation

Total share-based compensation expense in the six month periods ended March 31, 2014 and 2013 was approximately $3.4 million and $3.2 million, respectively. Selling and marketing expense in the six month periods ended March 31, 2014 and 2013 includes share-based compensation expense of approximately $1.0 million and $0.7 million, respectively. General and administrative expense in the six month periods ended March 31, 2014 and 2013 includes share-based compensation expense of approximately $1.7 million and $1.9 million, respectively. Research and development expense in the six month periods ended March 31, 2014 and 2013 includes share-based compensation expense of approximately $0.7 million and $0.6 million, respectively.

Interest Expense

For the six months ended March 31, 2014, interest expense was approximately $1.9 million. Interest expense for the same period of the prior year was approximately $2.1 million.

Net Loss

Net loss was approximately $23.6 million, or $0.15 per share, for the six months ended March 31, 2014 compared to a net loss of approximately $28.6 million, or $0.21 per share, for the six months ended March 31, 2013. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, revenues from co-promote activities and decreased interest expense, partially offset by an increase in operating expenses.

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

In May 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. We made monthly payments of interest only until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. The outstanding notes payable, net of debt discount, at March 31, 2014 is approximately $26.9 million. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date.

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Six months		Six months
	ended	Change	ended
	March 31,	Between	March 31,
	2014	Periods	2013
Net cash used in operating activities	$(25,511,536)	$(3,215,480)	$(22,296,056)
Net cash used in investing activities	(2,575,409)	(2,291,912)	(283,497)
Net cash provided by financing activities	26,715,930	6,055,357	20,660,573

Net decrease in cash and cash equivalents	$(1,371,015)	$547,965	$(1,918,980)

Operating activities. Net cash used in operating activities was approximately $25.5 million for the six months ended March 31, 2014, compared to approximately $22.3 million for the six months ended March 31, 2013. Net cash used in operating activities for the six months ended March 31, 2014 included a net loss of $23.6 million and a $6.0 million use of cash for an increase in net working capital items, partially offset by non-cash items of $4.1 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs. The changes in working capital items reflect an increase in trade receivables of $4.7 million primarily as a result of increasing revenues and an increase in other receivables of approximately $2.2 million primarily as a result of our co-promote activities which began in the first quarter of 2014.

Net cash used in operating activities for the six months ended March 31, 2013 included a net loss of $28.6 million offset by non-cash items of $3.9 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs, as well as a $2.4 million cash increase from a decrease in net working capital items. The changes in working capital items reflect an increase in accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities of $5.5 million primarily due to timing of payments of certain payroll-related expenses; a net decrease in royalty receivables, other receivables and prepaid expenses and other assets of approximately $0.7 million primarily due to the timing of payments for certain marketing activities, partially offset by an increase in trade receivables of approximately $2.4 million primarily a result of increasing revenues.

Investing activities. Net cash used in investing activities was approximately $2.6 million for the six months ended March 31, 2014, compared to approximately $0.3 million for the three months ended March 31, 2013. The increase in cash used in investing activities was primarily related to increased purchases of manufacturing equipment for the AVP-825 program for the six months ended March 31, 2014 when compared to the same period in the prior year.

Financing activities. Net cash provided by financing activities was approximately $26.7 million for the six months ended March 31, 2014 compared to approximately $20.7 million for the six months ended March 31, 2013. During the six months ended March 31, 2014, we raised approximately $29.3 million in net proceeds from the sale of common stock under our at-the-market facility and approximately $0.1 million from the exercise of stock options, partially offset by principal debt payments of approximately $2.7 million. During the six months ended March 31, 2013 we raised approximately $19.1 million in net proceeds from the sale of common stock under our at-the-market facility, received proceeds of approximately $1.6 million from the exercise of stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. As of March 31, 2014, approximately 7.9 million shares of common stock had been sold under this facility for total gross proceeds of approximately $25.0 million. In May 2014, we amended our sales agreement with Cowen, providing for the sale of up to an additional $50.0 million worth of shares of our common stock from time to time in the open market at prevailing prices. As of March 31, 2014, approximately $75.0 million remains available on this shelf registration statement.

In July 2013, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $55.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July and December 2013. As of March 31, 2014, approximately 12.2 million shares of common stock had been sold under this facility for total gross proceeds of approximately $55.0 million. As of March 31, 2014, approximately $95.0 million remains available on this shelf registration statement.

As of March 31, 2014 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt obligation	$32,333,322	$13,437,032	$18,896,290	$—	$—
Operating lease obligations	18,120,012	2,908,459	6,080,195	5,359,567	3,771,791
Purchase obligations (1)	14,036,723	14,036,723	—	—	—

Total	$64,490,057	$30,382,214	$24,976,485	$5,359,567	$3,771,791

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at March 31, 2014, which approximates our contractual commitments for goods and services supported by purchase obligations in the normal course of our business.

NUEDEXTA License Milestone Payments. We are party to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in the first quarter of fiscal 2011. In addition, we are obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the six months ended March 31, 2014 and 2013, royalties of approximately $2.4 million and $1.6 million, respectively, were recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense NUEDEXTA to a third party.

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

In light of the ANDA ruling on April 30, 2014, we are assessing the impact of our CNS obligation.

Deuterium-Modified Dextromethorphan License Milestone Payments. – We hold the exclusive worldwide marketing rights to develop and commercialize deuterium-modified dextromethorphan compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, we are obligated to make milestone and royalty payments to Concert based on successful advancement of deuterium-modified dextromethorphan products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – $6.0 million, $1.5 – $15.0 million, and $25.0 – $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200.0 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of deuterium-modified dextromethorphan products exceeding $1 billion annually. As of March 31, 2014, we have paid $2.0 million for milestones that have been achieved pursuant to this agreement.

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

Management Outlook

We believe that cash and cash equivalents, restricted cash and cash equivalents and restricted investments of approximately $56.5 million at March 31, 2014, together with funds generated from sales of NUEDEXTA and the availability of capital on our shelf registrations, will be sufficient to sustain our planned level of operations for the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of March 31, 2014 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

NUEDEXTA ANDA Litigation

In fiscal 2011 and 2012, we received Paragraph IV certification notices from five separate companies contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“282 Patent”), 8,227,484 (“484 Patent”) and RE 38,115 (“115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, we filed lawsuits in the U.S District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In September and October 2012, we filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, the ‘484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc. (“Sandoz”). As a result of Sandoz’ acquisition and maintenance of said ANDA, on May 30, 2013, we filed suit in the U.S. District Court for the District of Delaware against Sandoz. This suit was filed on the basis that Sandoz’ ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents.

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

The 30-month stay associated with the filing of the ANDA Actions expired on December 30, 2013. In order to launch on March 18, 2014, the Court ordered that in the event any Defendant receives FDA approval for a generic form of NUEDEXTA, the Defendants must first receive FDA approval and as prior to the issuance of the Court’s post-trial opinion, such Defendant shall provide notice of such approval to the other parties and the Court. The Defendant’s launch of a generic form of NUEDEXTA is enjoined for 15 days following FDA approval to allow the Court to consider a motion for a preliminary injunction. As of April 30, 2014, the Court issued an Order upholding the validity of the ‘282 Patent, ‘484 Patent and ‘115 Patent and finding that the proposed ANDA formulations infringe the relevant claims of the ‘282 Patent and ‘484 Patent, but not the ‘115 Patent. We anticipate a final judgment will soon be entered in favor of Avanir and a permanent injunction enjoining Par and Impax from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ‘282 Patent and ‘484 Patent. We also anticipate that the FDA will be ordered to make the effective date of any approval of Par’s and Impax’s generic product to be not earlier than the latest date of expiration of the ‘282 Patent and the ‘484 Patent, August 13, 2026.

Masters Litigation

        On January 14, 2014, a purported shareholder of Avanir brought a claim against Avanir and its directors, as well as a former director, in connection with our 2014 Annual Meeting proxy statement. The action was captioned Masters v. Avanir Pharmaceuticals, Inc., et al., Case No. 14-cv-00053, in the United States District Court for the Central District of California (the “Masters Action”). The Masters Action complaint alleges that the defendants violated Section 14(a) of the Securities Exchange Act, and further alleges that the individual defendants breached their fiduciary duties, based upon purported deficiencies in disclosures relating to Proposal 4 contained in our proxy statement, with respect to our equity compensation plan and practices. The complaint sought, among other things, equitable relief that would enjoin the consummation of the shareholder vote on Proposal 4, declaratory relief, and attorney’s fees and costs. On February 12, 2014, the Court denied Plaintiff’s Motion for Preliminary Injunction. On February 27, 2014, plaintiff dismissed his complaint without prejudice.

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

Although NUEDEXTA has been approved for marketing, our ability to generate significant revenue in order to reach profitability in the near term is entirely dependent upon our ability to continue the successful commercialization of NUEDEXTA. To continue to be successful we must:

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate substantially higher revenues from sales of NUEDEXTA. As of March 31, 2014, we had an accumulated deficit of approximately $524.2 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for the foreseeable future as we continue to grow NUEDEXTA sales, invest in the development of AVP-923 and AVP-786, seek to commercialize NUEDEXTA in the European Union (“EU”), and seek FDA approval and subsequently commercialize AVP-825.

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

Certain of our key issued patents may be challenged and our pending patent applications may be denied. An adverse outcome affecting either issued patents or patent applications would adversely affect our ability to generate significant product revenue or become profitable.

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

The validity, enforceability and scope of our core patents may be challenged as a result of abbreviated new drug application (“ANDA”) filings from generic drug companies. An adverse outcome in any future challenge to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from any future products. More broadly, investors should be aware that the pharmaceutical industry is highly competitive. Our ability to compete in this space involves various risks relating to our intellectual property, including:

•	our patents may be found to be invalid and unenforceable or insufficiently broad to block the introduction of a generic form;

•	the claims in any of our pending patent applications may not be allowed and/or our patent applications may not be granted;

•	competitors may develop similar or superior technologies independently, duplicate our technologies, or design around the patented aspects of our technologies;

•	any of our issued patents may not provide us with significant competitive advantages; and

•	we may not be able to secure additional worldwide intellectual property protection for our patent portfolio.

An adverse outcome with respect to any of these risks could adversely affect our ability to generate significant product revenue or become profitable.

We have received notices of ANDA filings for NUEDEXTA submitted by five generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe our FDA Orange Book listed patents and/or those patents are invalid. Although we have prevailed on these matters at the district court level, it is possible that this decision could be appealed. The litigation has been costly and time consuming and, depending on the outcome of any appeal, we may face competition from lower cost generic or follow-on products in the future.

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

We have received Paragraph IV certification notices from five separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282, 8,227,484 and RE 38,115, which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. In response to these notices, we filed suit against all of the generic drug companies to defend our patent rights. We have entered into settlement agreements with three of the companies to resolve pending patent litigation in response to their ANDAs seeking approval to market generic versions of NUEDEXTA capsules. The settlement agreements grant the three companies the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which conclude the litigation with respect to the three companies. On April 30, 2014, the United States District Court for the District of Delaware issued an Order finding our latest to expire patents to be valid and infringed. The Court has not yet entered a final judgment. Any appeal to the Court of Appeals for the Federal Circuit would need to be filed within 30 days of entry of the final judgment.

We intend to continue to vigorously enforce our intellectual property rights relating to any future challenges to our NUEDEXTA product. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of NUEDEXTA. If an ANDA filer were to receive FDA approval to sell a generic version of NUEDEXTA and/or prevail in any patent litigation, NUEDEXTA would become subject to increased competition and our revenue would be adversely affected.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA in the U.S. and in European markets, continue to develop AVP-923 and AVP-786, and seek FDA approval and subsequently commercialize AVP-825. Although we had approximately $56.5 million in cash and cash equivalents, restricted cash and cash equivalents, and restricted investments as of March 31, 2014, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

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

A Phase II and Phase III clinical trial of AVP-825 for acute treatment of migraine have been completed and we have filed an NDA with previously completed studies with the reference drug, sumatriptan, utilizing the FDA’s 505(b)(2) pathway. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of the Phase III clinical trial and our NDA filing.

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

If AVP-825 is approved by the FDA, our ability to generate significant revenue is entirely dependent upon our ability to commercialize AVP-825 successfully. Our future results could be impacted by important factors which include, but are not limited to, commercial market estimates, reliance on market research, competition in the migraine segment, effect of healthcare reform, ability to secure reasonable pricing and patent protection. If we are unable to generate revenues from AVP-825, including through raising awareness among patients and physicians of the benefits of using the device for the treatment of acute migraine, driving higher rates of physician adoption and obtaining reimbursement and third party payer coverage, our ability to generate significant revenue or achieve profitability will be adversely affected.

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

We have entered into a number of agreements providing for the acquisition or divestiture of drug products and clinical assets and we expect to enter into additional such agreements in the future. We may not realize the anticipated value of these transactions and we may become involved in disputes with the counterparties, both of which could harm our business operations and prospects.

We have entered into agreements for the licensing or sale of our non-core assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. From time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for NUEDEXTA for the treatment of PBA and/or AVP-923/AVP-786 for other indications and we may choose to pursue a partnership or license involving NUEDEXTA and/or AVP-923/AVP-786 if the terms are attractive. Additionally, we regularly review potential acquisition opportunities for complementary products and technologies and may seek to acquire rights to other drugs or technologies, as well as other complementary assets. However, all of these transactions involve numerous risks, including:

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

Transactions such as these carry significant risks where a large portion of the total value to Avanir and our stockholders is contingent upon post-closing events, such as regulatory, commercialization or sales milestones. In certain circumstances, we may not have control over whether these milestones are met and, if they are not met, then a potentially large portion of the value of the transaction may not be realized. Disputes may also develop over these and other terms, such as representations and warranties, indemnities, earn-outs, and other provisions in the transaction agreements. If disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected and we may not realize the anticipated benefits from the transactions.

Disputes relating to these transactions can lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses. Further, stockholders may not support the terms of any such transactions and our stock price may decline upon announcing any planned acquisition or divestiture.

The FDA’s safety concerns regarding our prior formulation of NUEDEXTA, known as AVP-923, for the treatment of PBA extend to other clinical indications that we have been pursuing, including DPN pain. Due to these concerns, any future development of AVP-923 or AVP-786 for other indications is expected to use an alternative lower-dose quinidine formulation, which may negatively affect efficacy.

We have completed a single Phase III trial for AVP-923 in the treatment of DPN pain. In communications regarding the continued development of AVP-923 for this indication, the FDA has stated that certain safety concerns and questions raised in the PBA approvable letter issued in 2006 necessitate the testing of a low-dose quinidine formulation for the DPN pain indication. Additionally, based on feedback we have received from the FDA on the proposed continued development of AVP-923 for DPN pain, we believe it is likely that two additional large well-controlled Phase III trials would be needed to support a supplemental NDA filing for this indication. Due to our limited capital resources, we do not expect that we will be able to conduct the trials needed for this indication without additional capital, a development partner for AVP-923 for DPN pain, or a commercialization partner for NUEDEXTA. Moreover, although we achieved positive results in our initial Phase III trial, an alternative low-dose quinidine formulation may not yield the same levels of efficacy as seen in the earlier trials or as predicted based on our subsequent pharmacokinetic study. Any decrease in efficacy may be so great that the drug does not demonstrate a statistically significant improvement over placebo or an active comparator. Additionally, any alternative low-dose quinidine formulation that we develop may not sufficiently satisfy the FDA’s safety concerns. If this were to happen, we may not be able to pursue the development of AVP-923 or AVP-786 for DPN pain or other indications and symptoms of agitation in patients with Alzheimer’s disease, or may need to undertake significant additional clinical trials, which would be costly and cause potentially substantial delays.

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

Further, AVP-825, if approved, will have to compete with existing and any newly developed migraine products or therapies. There are also likely to be numerous competitors developing new products to treat migraine, which could render AVP-825 obsolete or non-competitive.

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

We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute NUEDEXTA and the active pharmaceutical ingredient (“API”) for docosanol 10% cream and to provide clinical supplies of our drug candidates. We will also utilize third parties to manufacture, package and distribute AVP-825 and AVP-786. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the API for docosanol and NUEDEXTA, and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom-made and available from only a limited number of sources. In particular, there may be a limited supply source for APIs in NUEDEXTA. Although we maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations and revenues. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current docosanol supplier or NUEDEXTA API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing NUEDEXTA could negatively affect our sales revenues, as well as delay our clinical trials of AVP-923 or AVP-786 for future indications. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	May 7, 2014
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	May 7, 2014