Form 10-Q
period 2014-06-30
AVANIR PHARMACEUTICALS, INC.
filed 2014-08-07
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File No. 1-15803

AVANIR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0314804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Enterprise Suite 400, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2014, the registrant had 171,832,565 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$84,972,477	$55,259,073
Restricted cash and cash equivalents	1,319,030	965,986
Trade receivables, net of allowances of $0 and $207,828 as of June 30, 2014 and September 30, 2013, respectively	21,363,961	12,525,992
Royalty receivable	—	542,596
Other receivables	2,452,485	246,975
Inventories, net	685,785	710,179
Prepaid expenses	1,687,240	1,391,210
Other current assets	112,606	201,629

Total current assets	112,593,584	71,843,640
Restricted long-term investments	1,304,065	1,303,938
Property and equipment, net	3,184,206	1,592,791
Non-current inventories, net	692,918	784,186
Other assets	670,641	554,452

Total assets	$118,445,414	$76,079,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,696,169	$5,876,425
Accrued expenses	13,554,337	11,908,570
Accrued compensation and payroll taxes	7,140,495	7,775,761
Deferred royalty revenues	—	1,288,514
Current portion of notes payable, net of debt discount	11,455,155	7,942,945

Total current liabilities	36,846,156	34,792,215
Other liabilities	2,164,583	1,393,075
Notes payable, net of current portion and debt discount	12,719,252	21,422,163

Total liabilities	51,729,991	57,607,453

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock - $0.0001 par value, 300,000,000 and 200,000,000 shares authorized as of June 30, 2014 and September 30, 2013, respectively; 171,831,324 and 152,063,621 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	17,183	15,206
Additional paid-in capital	603,557,185	518,992,237
Accumulated deficit	(536,858,945)	(500,535,889)

Total stockholders’ equity	66,715,423	18,471,554

Total liabilities and stockholders’ equity	$118,445,414	$76,079,007

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$26,540,131	$19,044,288	$74,218,317	$50,458,609
Revenues from royalties	178,786	714,374	2,743,381	3,239,513
Revenues from co-promote activities	1,801,925	—	5,252,267	—
Revenues from research grant services	110,000	—	110,000	15,000

Total revenues	28,630,842	19,758,662	82,323,965	53,713,122

Operating expenses:
Cost of product sales	1,491,319	1,077,736	4,153,731	2,849,291
Cost of research grant services	198,039	—	198,039	78,488
Research and development	12,300,483	6,053,684	31,718,059	21,576,073
Selling and marketing	19,023,444	16,005,750	55,403,092	45,589,577
General and administrative	7,509,872	7,031,615	24,515,143	20,548,702

Total operating expenses	40,523,157	30,168,785	115,988,064	90,642,131

Loss from operations	(11,892,315)	(10,410,123)	(33,664,099)	(36,929,009)

Other income (expense):
Interest income	5,334	10,183	14,873	44,579
Interest expense	(811,782)	(1,024,462)	(2,664,993)	(3,142,952)
Other, net	—	(228)	(8,837)	(31)

Net loss	$(12,698,763)	$(11,424,630)	$(36,323,056)	$(40,027,413)

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.23)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	166,016,719	145,244,796	157,574,373	140,388,237

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(36,323,056)	$(40,027,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	803,605	617,594
Amortization of debt discount and debt issuance costs	337,546	475,916
Share-based compensation expense	4,968,490	4,507,508
Loss on disposal of assets	9,274	279
Changes in operating assets and liabilities:
Trade receivables, net	(8,837,969)	(4,905,844)
Royalty receivable	542,596	473,190
Other receivables	(2,205,510)	(9,381)
Inventories, net	115,662	(125,093)
Prepaid expenses and other assets	(374,184)	919,071
Accounts payable	(1,193,108)	2,726,371
Accrued expenses and other liabilities	2,485,706	2,215,721
Accrued compensation and payroll taxes	(635,266)	(53,619)
Deferred royalty revenues	(1,288,514)	(2,089,206)

Net cash used in operating activities	(41,594,728)	(35,274,906)

Cash flows from investing activities:
Proceeds from disposal of fixed asset	7,200	—
Purchases of property and equipment	(2,467,073)	(319,608)
Purchases of restricted investments and restricted cash and cash equivalents	(353,171)	(114,157)

Net cash used in investing activities	(2,813,044)	(433,765)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of commissions and offering costs	78,390,942	19,093,021
Proceeds from exercise of stock options and warrants	1,207,493	1,859,176
Repayments of notes payable	(5,477,259)	—

Net cash provided by financing activities	74,121,176	20,952,197

Net change in cash and cash equivalents	29,713,404	(14,756,474)
Cash and cash equivalents at beginning of period	55,259,073	69,778,406

Cash and cash equivalents at end of period	$84,972,477	$55,021,932

Supplemental disclosures of cash flow information:
Interest paid	$1,912,507	$2,013,750
Income taxes paid	$3,200	$3,200
Supplemental disclosures of non-cash investing and financing activities:
Release of restriction on short-term investment	$—	$401,550
Purchases of property and equipment in accounts payable and accrued expenses	$107,081	$103,694

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

AVANIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Avanir Pharmaceuticals, Inc. and subsidiaries (“Avanir”, the “Company” or “we”) is a biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product NUEDEXTA® (referred to as AVP-923 during clinical development) is a first-in-class dual N-methyl-D-aspartate (“NMDA”) receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, was approved in the United States in October 2010 for the treatment of pseudobulbar affect (“PBA”). It is also approved for the treatment of PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg. The Company commercially launched NUEDEXTA in the United States in February 2011 and it is currently assessing plans regarding the potential commercialization of NUEDEXTA in the European Union (“EU”).

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

The Company is also developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan and quinidine for the treatment of neurologic and psychiatric disorders. The Company completed a pharmacokinetic study with AVP-786, and based on this data, the Company believes that it has identified a formulation of AVP-786 with a comparable pharmacokinetic profile, and likely a comparable safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug (IND) application. The Company plans to initiate a Phase 2 study for AVP-786 as adjunctive therapy to antidepressants for the treatment of Major Depressive Disorder (“MDD”) during the third quarter of calendar 2014.

The Company is also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, the Company assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. In March 2014, the FDA accepted the Company’s New Drug Application (“NDA”) and the Prescription Drug User Fee Act (PDUFA) date is scheduled for November 26, 2014.

The Company entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the Agreement will continue for three years following the launch date of the co-promotion activities, unless terminated earlier, pursuant to the terms of the agreement. Under the terms of the Agreement, the Company will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by the Company above a predetermined baseline. A significant majority of the fee is performance based. Over the three years of the agreement, Avanir could receive up to a maximum of $60.0 million in compensation.

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

Reclassifications

Royalty receivable and other receivables at September 30, 2013 are now reported under their own captions, separate from other current assets, in the accompanying condensed consolidated balance sheets and as separate components of cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended June 30, 2013, in order to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following represents an update for the nine months ended June 30, 2014 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Deferred rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of June 30, 2014 and September 30, 2013 was approximately $700,000 and $367,000, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

At June 30, 2014 and September 30, 2013, the Company’s financial instruments include cash and cash equivalents, restricted cash and cash equivalents, trade receivables, royalty receivable, other receivables, restricted investments, accounts payable, accrued expenses, accrued compensation and payroll taxes, other liabilities and notes payable. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, trade receivables, royalty receivable, other receivables, accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities approximates fair value due to the short-term maturities of these instruments. The Company’s restricted investments are carried at amortized cost which approximates fair value. Based on borrowing rates currently available to the Company, the carrying value of notes payable approximates fair value.

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which have required the Company to estimate selling prices during the first nine months of fiscal 2014 and fiscal 2013.

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

When the Company sells its rights to future royalties under license agreements and also maintains continuing involvement in earning such royalties, it defers recognition of any up-front payments and recognizes them as revenues over the life of the license agreement. The Company recognizes revenues for the sale of an undivided interest of its Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues to be recognized in each period is calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GSK for the period to the total remaining royalties the Company expects GSK will pay Drug Royalty USA over the remaining term of the agreement. The GSK license agreement expired in April 2014 and the Company does not expect any future revenues from royalties under this agreement.

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

Total compensation expense related to all of the Company’s share-based awards for the three and nine month periods ended June 30, 2014 and 2013, was comprised of the following:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Share-based compensation classified as:
Research and development expense	$300,626	$245,014	$1,007,245	$800,827
Selling and marketing expense	536,187	452,220	1,542,855	1,186,815
General and administrative expense	749,801	613,964	2,418,390	2,519,866

Total	$1,586,614	$1,311,198	$4,968,490	$4,507,508

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Share-based compensation expense from:
Stock options	$1,099,349	$1,038,809	$3,397,767	$3,158,459
Restricted stock units	487,265	272,389	1,570,723	1,349,049

Total	$1,586,614	$1,311,198	$4,968,490	$4,507,508

Since the Company has a net operating loss carry-forward as of June 30, 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine month periods ended June 30, 2014 and 2013, which would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at June 30, 2014 was $3.6 million. There are no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s condensed consolidated balance sheets at June 30, 2014 and September 30, 2013.

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

Recent authoritative guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 establishes a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services Specifically, to apply the core principle, an entity must (1) identify the contract, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In addition, ASU No. 2014-09 requires reporting companies to disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is prohibited. The Company is required to adopt this guidance at the beginning of its first quarter of fiscal year 2018, and is currently evaluating the impact on its consolidated financial statements and disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2015, and is currently evaluating the impact on its consolidated financial statements and disclosures.

Proposed Amendments to Current Accounting Standards. The Financial Accounting Standard Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, lease accounting.

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

The composition of inventories as of June 30, 2014 and September 30, 2013 is as follows:

	June 30, 2014	September 30, 2013
		(audited)
Raw materials	$856,769	$936,856
Work in progress	126,480	36,453
Finished goods	395,454	521,056

Total inventory	1,378,703	1,494,365
Less: current portion	(685,785)	(710,179)

Non-current portion	$692,918	$784,186

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, dextromethorphan and quinidine, which will be used in the manufacture of NUEDEXTA capsules beyond the Company’s one year operating cycle.

4. ACCRUED EXPENSES

Accrued expenses at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
		(audited)
Accrued royalties, rebates, chargebacks, and distribution fees (1)	$8,510,837	$5,525,103
Accrued research and development expenses	2,078,807	2,146,210
Accrued selling and marketing expenses	1,504,913	2,139,429
Accrued general and administrative expenses	1,106,160	1,752,966
Other current liabilities	353,620	344,862

Total accrued expenses	$13,554,337	$11,908,570

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

5. DEFERRED REVENUES

The following table sets forth as of June 30, 2014, the deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA.

Drug Royalty USA Agreement
Deferred revenues as of September 30, 2013	$1,288,514
Changes during the period:
Recognized as revenues during period	(1,288,514)

Deferred revenues as of June 30, 2014	$—

Drug Royalty USA Agreement — In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GSK for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA had the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million through April 28, 2014. During the nine months ended June 30, 2014 and 2013, the Company recognized royalties related to the annual net Abreva sales in excess of $62.0 million in the amount of approximately $1.5 million and $1.2 million, respectively, which is included in the accompanying condensed consolidated statements of operations as revenues from royalties. The GSK License Agreement expired in April 2014 and the Company does not expect any future revenues from royalties under this agreement.

Revenues are recognized when earned, collection is reasonably assured and no additional performance of services is required. The Company classified the proceeds received from Drug Royalty USA as deferred revenue, and recognized the revenue over the life of the license agreement because of the Company’s continued involvement over the term of the Drug Royalty Agreement. Such continued involvement included overseeing the performance of GSK and its compliance with the covenants in the GSK License Agreement, monitoring patent infringement, adverse claims or litigation involving Abreva, and undertaking to find a new license partner in the event that GSK terminated the agreement. The deferred revenue was recognized as revenue using the “units-of-revenue method” over the life of the license agreement. Based on a review of the Company’s continued involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.

6. NOTES PAYABLE

In May 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. In the third fiscal quarter of 2013, the Company met the criteria to extend the interest only payment for six months. Therefore, until January 1, 2014 (the “Amortization Date”) the Company made monthly payments of interest only. Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. The outstanding notes payable, net of debt discount, at June 30, 2014 is approximately $24.2 million. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date. The final payment is being accreted as interest expense over the term of the debt using the interest method and the related liability of approximately $1.6 million and $1.1 million as of June 30, 2014 and September 30, 2013, respectively, is included in other liabilities in the accompanying condensed consolidated balance sheets.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. The relative fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the debt using the interest method. For the three months ended June 30, 2014 and 2013, debt discount amortization was approximately $88,000 and $126,000, respectively. For the nine months ended June 30, 2014 and 2013, debt discount amortization was approximately $287,000 and $403,000, respectively.

The loan is secured by a first priority security interest in all of the Company’s assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property.

The Loan Agreement contains standard affirmative and restrictive covenants. The affirmative covenants include, among other items, that the Company maintain a minimum sales level relative to projected NUEDEXTA revenues, measured on a trailing three-month basis, or maintain cash and cash equivalents in accounts subject to control agreements in favor of the collateral agent equal to at least 1.5 times the outstanding amount of obligations under the Loan Agreement. Additionally, the affirmative and restrictive covenants, among other items, restrict the Company’s ability to incur additional indebtedness or guarantees; incur liens; make investments, loans and acquisitions; consolidate or merge; sell assets, including capital stock of subsidiaries; alter the business of the Company; engage in transactions with affiliates; and enter into agreements limiting dividends and distributions of certain subsidiaries. The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the occurrence of certain material adverse changes, and a commercial, generic version of NUEDEXTA (for the treatment of PBA) becoming available. Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of June 30, 2014, the Company was in compliance with all covenants in the Loan Agreement.

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

For the nine month periods ended June 30, 2014 and 2013, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	2014	2013
Stock options	9,902,248	8,939,384
Stock warrants	—	53,957
Restricted stock units (1)	3,878,748	3,061,274

(1)	Includes 1,108,873 and 1,214,840 shares of common stock underlying restricted stock at June 30, 2014 and 2013, respectively, awarded to directors that have vested but the issuance and delivery of these shares are deferred until the director resigns.

8. STOCKHOLDERS’ EQUITY

Common stock

In August 2012, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $75.0 million worth of shares of the Company’s common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. On May 7, 2014, the Company amended its sales agreement with Cowen and filed with the SEC a prospectus providing for the sale of up to an additional $50.0 million worth of shares of the Company’s common stock from time to time in the open market at prevailing prices. On May 9, 2014, the Company concluded the offering and, accordingly, no further sales of common stock will be made pursuant to the Company’s prospectus dated May 7, 2014. During the nine months ended June 30, 2014, the Company issued approximately 11.3 million shares of common stock under the sales agreement raising net proceeds of approximately $49.1 million.

In July 2013, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $55.0 million worth of shares of the Company’s common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July and December 2013. During the nine months ended June 30, 2014, approximately 7.2 million shares of common stock had been sold under this facility raising net proceeds of approximately $29.3 million.

During the nine months ended June 30, 2014, the Company issued 290,286 shares of common stock underlying restricted stock units previously awarded to a director and vested at September 30, 2013, but were subject to deferred delivery until resignation of the director, 307,473 shares of common stock in connection with the vesting of restricted stock units and 719,709 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $1.2 million.

During the nine months ended June 30, 2014, restricted stock unit awards issued to directors vested, representing a total of 131,944 shares of the Company’s common stock, but the issuance and delivery of these shares are deferred until the director resigns.

Warrants Outstanding

In May 2012, the Company issued warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share in connection with the financing transaction in May 2012. (See Note 6, “Notes Payable”). During the third quarter of fiscal 2014, the remaining 53,957 of the warrants issued were exercised in a cashless transaction resulting in the issuance of 25,548 shares of the Company’s common stock. As of June 30, 2014 there were no warrants outstanding.

9. EMPLOYEE EQUITY INCENTIVE PLANS

The Company currently has two equity incentive plans, which are the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2014 Incentive Plan (the “2014 Plan”). The 2000 Stock Option Plan (the “2000 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan”) are expired and the Company no longer grants share-based awards from these plans, however, grants are still outstanding under each of these plans at June 30, 2014. Together, the 2000

Plan, 2003 Plan, 2005 Plan and the 2014 Plan are referred to as the “Plans.” All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.

During the nine month periods ended June 30, 2014, the Company granted share-based awards under the 2005 Plan and the 2014 Plan. During the nine month periods ended June 30, 2013, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. Under the 2005 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions for annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance increased by 325,000 shares effective November 15, 2013. In February 2014, the Company’s shareholders approved the 2014 Plan and the initial authorized shares under the 2014 Plan are 17,000,000. As of June 30, 2014, the Company had an aggregate of 28,230,724 shares of its common stock reserved for future issuance under the Plans. Of those shares, 13,042,896 shares were related to outstanding options and other awards and 15,187,828 shares were available for future grants of share-based awards. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of June 30, 2014, there were 738,100 equity awards outstanding that were issued outside of the Plans as inducement option grants. None of the share-based awards are classified as a liability as of June 30, 2014.

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

Summaries of stock options outstanding and changes during the nine months ended June 30, 2014 are presented below.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	8,823,041	$2.85
Granted	2,096,656	$3.51
Exercised	(719,709)	$1.68
Forfeited	(297,740)	$3.20

Outstanding at June 30, 2014	9,902,248	$3.06	7.2	$26,910,520

Vested and expected to vest in the future at June 30, 2014	9,548,154	$3.06	7.1	$26,075,651

Exercisable at June 30, 2014	5,450,108	$2.96	6.1	$15,998,013

The weighted average grant-date fair value of options granted during the nine month periods ended June 30, 2014 and 2013 was $2.38 and $1.80 per share, respectively. The total intrinsic value of options exercised during the nine month periods ended June 30, 2014 and 2013 was approximately $2.4 million and $1.4 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of June 30, 2014, the total unrecognized compensation cost related to unvested options was approximately $9.0 million, which is expected to be recognized over the weighted-average period of 2.7 years, based on the vesting schedules. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the nine month periods ended June 30, 2014 and 2013.

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

Assumptions used in the Black-Scholes model for options granted during the nine months ended June 30, 2014 were as follows:

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

The following table summarizes the RSU activities for the nine months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2013	1,637,210	$2.40
Granted	1,617,190	$3.89
Vested	(439,417)	$2.57
Forfeited	(45,108)	$2.64

Unvested at June 30, 2014	2,769,875	$3.24

The grant-date fair value of RSUs granted during the nine months ended June 30, 2014 and 2013 was approximately $6.3 million and $3.1 million, respectively. As of June 30, 2014, the total unrecognized compensation cost related to unvested shares was approximately $7.5 million which is expected to be recognized over a weighted-average period of 2.6 years, based on the vesting schedules.

At June 30, 2014, there were 1,108,873 shares of restricted stock with a weighted-average grant date fair value of $2.21 per share awarded to directors that have vested but the issuance and delivery of these shares are deferred until the director resigns.

Performance RSUs. During the nine months ended June 30, 2014, the Company granted performance RSUs to purchase 449,024 shares of common stock from the 2014 Plan. The performance RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to fiscal 2014 performance that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over three years beginning on the date the performance goal is achieved (“Achievement Date”), with 50% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 50% of the RSU shares vesting annually in equal installments thereafter over two years. At June 30, 2014, the performance goals have not been met and 448,080 performance RSUs were outstanding.

10. COMMITMENTS AND CONTINGENCIES

Legal contingencies –

NUEDEXTA ABBREVIATED NEW DRUG APPLICATION (“ANDA”) Litigation

In fiscal 2011 and 2012, the Company received Paragraph IV certification notices from five separate companies contending that certain of its patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”), 8,227,484 (“’484 Patent”) and RE 38,115 (“’115 Patent”), which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in those companies’ abbreviated new drug application (“ANDA”). The FDA Orange Book provides potential competitors, including generic drug companies, with a list of issued patents covering approved drugs. In August 2011 and March 2012, the Company filed lawsuits in the U.S. District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”), Actavis South Atlantic LLC and Actavis, Inc. (collectively “Actavis”), Wockhardt USA, LLC and Wockhardt, Ltd. (collectively, “Wockhardt”), Impax Laboratories, Inc. (“Impax”) and Watson Pharmaceuticals, Inc., Watson Laboratories, Inc. and Watson Pharma, Inc. (collectively “Watson”) (Par, Actavis, Wockhardt, Impax and Watson, collectively the “Defendants”). In September and October 2012, the Company filed lawsuits in the U.S. District Court for the District of Delaware against the Defendants. All lawsuits (collectively, the “ANDA Actions”) were filed on the basis that the Defendants’ submissions of their respective ANDAs to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ‘282 Patent, the ‘484 Patent and the ‘115 Patent listed in the FDA Orange Book constitute infringement of one or more claims of those patents. On October 31, 2012, Watson announced the divestiture of its ANDA for a generic form of NUEDEXTA to Sandoz, Inc. (“Sandoz”). As a result of Sandoz’ acquisition and maintenance of said ANDA, on May 30, 2013, the Company filed suit in the U.S. District Court for the District of Delaware against Sandoz. This suit was filed on the basis that Sandoz’ ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of NUEDEXTA prior to the expiration of the ’282 Patent, the ’484 Patent and the ’115 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents.

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

On April 30, 2014, the Court issued an Order upholding the validity of the ‘282 Patent, ‘484 Patent, and ‘115 Patent and finding that the proposed ANDA formulations infringe the relevant claims of the ‘282 Patent and ‘484 Patent, but not the ‘115 Patent. On May 14, 2014, the Court issued a Judgment in favor of Avanir and a permanent injunction enjoining Par and Impax from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ’282 Patent and ’484 Patent. The Judgment also ordered that the FDA shall not approve Par’s or Impax’s generic product earlier than the latest date of expiration of the ’282 Patent and ’484 Patent, August 13, 2026.

On May 9, 2014 the Company received a Paragraph IV certification notice from Ranbaxy Inc. and Ranbaxy Laboratories Limited (collectively “Ranbaxy”) contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”) and 8,227,484 (“’484 Patent”), which expire in August 2026 and July 2023, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in Ranbaxy’s abbreviated new drug application (“ANDA”). On June 20, 2014 the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Ranbaxy on the basis that the filing of its ANDA to obtain approval to manufacture, use, sell, or offer for sale a generic version of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘484 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents. On June 23, 2014, the Company entered into a settlement agreement with Ranbaxy to resolve pending patent litigation in response to its ANDA seeking approval to market a generic version of NUEDEXTA capsules. The settlement agreement grants Ranbaxy the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which conclude the litigation with respect to Ranbaxy.

On June 10, 2014, Par filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit pertaining to the district court’s Order. On June 24, 2014, Avanir and CNS filed a motion to dismiss Par’s appeal for lack of jurisdiction since Par improperly filed a notice of appeal from a non-final judgment of the district court. On August 5, 2014, the Appeals Court found Par’s notice of appeal to be premature and granted Avanir’s motion to dismiss. After the district court enters final judgment, any appeal to the Court of Appeals would need to be filed within 30 days of entry of the final judgment.

On June 16, 2014, the Company entered into a settlement agreement with Impax to resolve all outstanding issues pertaining to the patent litigation case. The settlement agreement grants Impax the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which concludes the litigation with respect to Impax.

GENERAL AND OTHER

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including but not limited to, general corporate matters, intellectual property rights as well as claims relating to employment and the safety or efficacy of products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcomes of currently pending claims and lawsuits will not likely have a material effect on the Company’s consolidated operations or financial position.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the condensed consolidated financial statements for guarantees and indemnifications as of June 30, 2014 and September 30, 2013.

Center for Neurologic Study (“CNS”) — The Company is party to an exclusive license agreement with CNS pursuant to which the Company licensed rights to certain patents relating to the use of DM/Q to treat neurological conditions.

The Company paid to CNS a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, the Company has been obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the nine months ended June 30, 2014 and 2013, royalties of approximately $3.7 million and $2.5 million, respectively, were recorded to cost of product sales in the accompanying condensed consolidated statements of operations. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses the licensed patent rights to a third party.

Under the agreement with CNS, the Company is required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if the Company pursued the development of the licensed patent rights for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted NDA and a similar amount for each approved NDA in addition to the royalty discussed above on net U.S. GAAP revenues. The Company does not have the obligation to develop additional indications under the CNS license agreement.

In light of the ANDA ruling on April 30, 2014, the Company is in the process of assessing the impact on the CNS royalty obligation. The Company recorded a royalty obligation for the nine months ended June 30, 2014. The Company may reduce or eliminate the royalty obligation, depending on the outcome of its assessment.

Concert Pharmaceuticals, Inc. – The Company holds the exclusive worldwide marketing rights to develop and commercialize Concert’s d-DM compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 — $6.0 million, $1.5 — $15.0 million, and $25.0 — $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1.0 billion annually. As of June 30, 2014, the Company has paid $2.0 million for milestones that have been achieved pursuant to this agreement, which was recorded in the second quarter of fiscal 2013.

OptiNose AS — In July 2013, the Company entered into an exclusive license agreement for the development and commercialization of a novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine, AVP-825.

AVP-825 is licensed from OptiNose. Under the terms of the agreement, the Company paid OptiNose an up-front cash payment of $20.0 million in fiscal 2013, which was recorded to research and development expense. The Company and OptiNose will share certain development costs. OptiNose is eligible to receive up to an additional $90.0 million in aggregate milestone payments resulting from the achievement of future clinical, regulatory and commercial milestones. As of June 30, 2014, the Company has paid $2.5 million for milestones that have been achieved pursuant to this agreement, and is included in research and development expenses in the condensed consolidated statements of operations. In addition, following product approval, Avanir will be required to make tiered royalty payments to OptiNose of a low double-digits percentage of net sales in the United States, Canada and Mexico.

11. SEGMENT INFORMATION

The Company operates its business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All of the Company’s operations are currently located in the United States; therefore, total revenues for the nine month periods ended June 30, 2014 and 2013 are attributed to the United States. All long-lived assets at June 30, 2014 and September 30, 2013 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 88% of net product sales for the nine month periods ended June 30, 2014 and 2013, respectively. In addition, the three wholesalers accounted for 89% and 91% of trade receivables at June 30, 2014 and September 30, 2013, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning future events and performance of the Company. When used in this report, the words “intend,” “estimate,” “anticipate,” “believe,” “plan” or “expect” and similar expressions are included to identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in “Risk Factors” in this report in Part II, Item 1A. and in Part I, Item 1A. in our most recent Annual Report on Form 10-K filed with the SEC. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments. Except as otherwise indicated herein, all dates referred to in this report represent periods or dates fixed with reference to the calendar year, rather than our fiscal year ending September 30. The three months ended June 30, 2014 are also referred to as the third quarter of fiscal 2014.

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

We are also developing AVP-786, a next generation drug product containing deuterium-modified dextromethorphan and quinidine for the treatment of neurologic and psychiatric disorders. We completed a pharmacokinetic study with AVP-786, and based on this data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic profile, and likely a comparable, safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug (“IND”) application. We plan to initiate a Phase 2 study for AVP-786 as an adjunctive therapy to antidepressants for the treatment of Major Depressive Disorder (“MDD”) during the third quarter of calendar 2014.

We are also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, we assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. In March 2014, the FDA accepted our New Drug Application (“NDA”) of AVP-825 and the Prescription Drug User Fee Act (“PDUFA”) date is November 26, 2014.

We entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the agreement will continue for three years following the launch date of the co-promotion activities, unless terminated earlier, pursuant to the terms of the agreement. Under the terms of the agreement, we will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by us above a predetermined baseline. A significant majority of the fee is performance based. Over the three years of the agreement, Avanir could receive up to a maximum of $60.0 million in compensation.

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

NUEDEXTA for the Treatment of Pseudobulbar Affect

NUEDEXTA is the first and only FDA and European Medicines Agency (“EMA”)-approved treatment for PBA. PBA occurs secondary to a variety of otherwise unrelated neurological conditions, and is characterized by involuntary, sudden, and frequent episodes of laughing and/or crying. PBA episodes typically occur out of proportion or incongruent to the patient’s underlying emotional state.

NUEDEXTA is an innovative combination of two well-characterized components: dextromethorphan hydrobromide, the ingredient that is pharmacologically active in the central nervous system, and quinidine sulfate, a metabolic inhibitor enabling dextromethorphan to reach therapeutic plasma concentrations. NUEDEXTA acts on sigma-1 and NMDA receptors in the brain, although the mechanism by which NUEDEXTA exerts therapeutic effects in patients with PBA is unknown.

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

The table below shows total net product sales and dispensed units (capsules) for NUEDEXTA during the past four quarterly periods.

	Three Months Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net product sales	$20,233,418	$23,299,027	$24,379,159	$26,540,131
Percentage growth over previous quarter	6.2%	15.2%	4.6%	8.9%

Total dispensed units (capsules)	2,568,626	2,798,569	2,868,468	3,039,450
Percentage growth over previous quarter	11.6%	9.0%	2.5%	6.0%

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

The objectives of this proof-of-concept study are to evaluate the safety, tolerability, and efficacy of AVP-923 for the treatment of agitation in Alzheimer’s patients. The trial is a multicenter, randomized, double-blind, placebo-controlled study that has enrolled approximately 200 Alzheimer’s patients in the United States. Eligible patients have been randomized to receive either AVP-923 or placebo for 10 weeks. The primary efficacy measure is the agitation/aggression domain of the Neuropsychiatric Inventory or NPI. Secondary outcome measures include assessments of disease severity, behavioral abnormalities, cognition, activities of daily living, quality of life and caregiver strain. Standard safety assessments will also be conducted.

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

Avanir has completed a Phase III clinical trial for AVP-923 in the treatment of patients with DPN pain. In April 2007, we announced positive top-line data from our first Phase III clinical trial of AVP-923 for the treatment of patients with DPN pain. The most commonly reported adverse events from this Phase III study were dizziness, nausea, diarrhea, fatigue and somnolence, which were mild to moderate in nature. Given the results of our Phase II study (PRIME) for the treatment of central neuropathic pain in multiple sclerosis, we are continuing to evaluate our options for this program, including the use of AVP-786 in the advancement of this program.

AVP-786 for the Treatment of Neurologic and Psychiatric Disorders

AVP-786 is a novel investigational drug product consisting of a combination of deuterium-modified dextromethorphan (a new chemical entity or NCE) and the metabolic inhibitor quinidine. The compound was developed through incorporation of deuterium into molecular positions of dextromethorphan, resulting in strengthened molecular bonds which reduce susceptibility to enzyme cleavage. Based on interim data, we believe that we have identified a formulation of AVP-786 with a comparable pharmacokinetic profile, and likely a comparable safety and tolerability profile to AVP-923. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the FDA agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the IND application. We currently intend to study AVP-786 in neuropathic pain, agitation in patients with Alzheimer’s disease and patients with MDD.

AVP-786 for the Adjunctive Treatment to Antidepressants for Major Depressive Disorder

Major depressive disorder is a condition in which patients exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities consistently for at least a two-week period, and demonstrate impaired social, occupational, educational or other important functioning. An estimated 16.1 million people in the U.S. suffer from MDD in a given year, with as many as two-thirds of patients who are diagnosed with MDD do not experience adequate improvement with initial antidepressant therapy.

In July 2014, we received FDA acceptance of our IND application and plan to initiate a Phase 2 study for AVP-786 as adjunctive therapy to antidepressants for the treatment of MDD during the third quarter of calendar 2014. This multicenter, randomized, double-blind, placebo-controlled proof-of-concept Phase II study will evaluate the efficacy and safety of AVP-786 in patients suffering from MDD who have had an inadequate response to commonly prescribed antidepressants, including selective serotonin reuptake inhibitors (SSRIs) and serotonin-norepinephrine reuptake inhibitors (SNRIs). The study is expected to enroll approximately 200 patients in the United States. The study will utilize innovative methodologies to reduce the placebo response, which is commonly observed in depression trials. Eligible patients will be randomized to receive either AVP-786 or placebo for 10 weeks. The main efficacy measure is the Montgomery-Åsberg Depression Rating Scale (MADRS) total score, a standard clinical measure of depression. Secondary outcome measures include assessments of disease severity, activities of daily living, and quality of life. Pharmacokinetics and standard safety assessments will also be conducted.

AVP-825 for the Acute Treatment of Migraine

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

AVP-825 is an investigational drug-device combination product consisting of low-dose sumatriptan powder for the acute treatment of migraine. The powder is delivered intranasally utilizing a novel Breath Powered delivery technology. If approved, AVP-825 would be the first and only fast-acting dry-powder intranasal form of sumatriptan. In March 2014, the FDA accepted our New Drug Application (“NDA”) of AVP-825 and the Prescription Drug User Fee Act (PDUFA) date is November 26, 2014. In June 2014, the Company completed a Phase 3b clinical trial comparing the efficacy and safety of the investigational product AVP-825 22mg to sumatriptan 100mg tablets for the acute treatment of migraines in adults (“the COMPASS study”.) The COMPASS study met the primary endpoint for the sum of pain intensity difference at 30 minutes post dose, showing that migraine sufferers achieved greater pain relief within 30 minutes of treatment with 22 mg of the investigational product AVP-825 compared with 100 mg sumatriptan tablet (p<0.0001). In addition, AVP-825 treated migraine sufferers achieved pain freedom in a greater proportion of migraine attacks at 15, 30, 45, 60 and 90 minutes post dose compared with those treated with sumatriptan tablet (p<0.05). In these topline data, several additional secondary endpoints relating to pain relief were also met.

The overall safety profile of AVP-825, an investigational product, was consistent with that observed in previous trials, with less than 2% of subjects experiencing an adverse event leading to treatment discontinuation. There were no serious adverse events in the study. Nasal discomfort and abnormal product taste were more common with AVP-825 administration; these adverse events were deemed mild in nearly 90% of cases.

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

In November 2002, we sold to Drug Royalty USA an undivided interest in our right to receive future Abreva royalties under the GSK License Agreement for $24.1 million (the “Drug Royalty Agreement”). Under the Drug Royalty Agreement, Drug Royalty USA had the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. We retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million through April 28, 2014. From the effective date of the GSK License Agreement up to the 2002 sale of our royalty rights to Drug Royalty USA, Inc., we received a total of approximately $5.9 million in royalty payments from GSK attributed to the 8% royalty on net sales by GSK. The GSK License Agreement expired in April 2014 and we do not expect any future revenues from royalties under this agreement.

General Information

Our principal executive offices are located at 30 Enterprise, Suite 400, Aliso Viejo, California 92656. Our telephone number is (949) 389-6700 and our e-mail address is info@avanir.com. Our Internet website address is www.avanir.com. We make our periodic and current reports available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Quarterly Report on Form 10-Q. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also read and copy the materials we file with the SEC by visiting the SEC’s website, www.sec.gov.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2013 in the “Critical Accounting Policies and Estimates” section. The following represents an update for the nine months ended June 30, 2014 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

Revenues

	Three months ended June 30,
	2014	2013	$ Change	% Change
REVENUES
Net product sales	26,540,131	19,044,288	7,495,843	39%
Revenues from royalties	178,786	714,374	(535,588)	–75%
Revenues from co-promote activities	1,801,925	—	1,801,925	—
Revenues from research grant services	110,000	—	110,000	—

Total revenues	$28,630,842	$19,758,662	$8,872,180	45%

Total revenues were approximately $28.6 million for the three months ended June 30, 2014 compared to approximately $19.8 million for the three months ended June 30, 2013. The increase in total revenues of approximately $8.9 million was primarily attributed to an increase of 36% in volume for NUEDEXTA net product sales when compared to the same period of the prior year and revenues from our co-promote activities which began in the first fiscal quarter of 2014. Our GSK License Agreement expired in April 2014 and we do not expect any future revenues from royalties under this agreement.

Potential revenue-generating contracts that remained active as of June 30, 2014 include co-promote revenues from our agreement with Merck. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses

	Three months ended June 30,
	2014	2013	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$1,491,319	$1,077,736	$413,583	38%
Cost of research grant services	198,039	—	198,039	—
Research and development	12,300,483	6,053,684	6,246,799	103%
Selling and marketing	19,023,444	16,005,750	3,017,694	19%
General and administrative	7,509,872	7,031,615	478,257	7%

Total operating expenses	$40,523,157	$30,168,785	$10,354,372	34%

Cost of Product Sales

Cost of product sales was approximately $1.5 million for the three months ended June 30, 2014 compared to cost of product sales of approximately $1.1 million in the same period of fiscal 2013. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $6.2 million from approximately $6.1 million in the third quarter of fiscal 2013 to approximately $12.3 million for the third quarter of fiscal 2014. The increase is primarily due to $4.3 million regulatory and development/manufacturing expenses for our AVP-825 program which began in fourth quarter of fiscal 2013, $1.4 million for increased activities in our AVP-786 program and $0.5 million in other costs.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $3.0 million from approximately $16.0 million for the third quarter of fiscal 2013 compared to approximately $19.0 million for the third quarter of fiscal 2014. The increase is primarily attributed to increased personnel expenses resulting from the third quarter of fiscal 2013 sales force expansion. In the fourth quarter of fiscal 2014, we expanded the institutional sales force by 80 sales representatives. We expect that our sales and marketing expenses will increase due to the impact of this recent expansion. The sales force expansion may not result in a commensurate increase in revenue.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.5 million from approximately $7.0 million for the third quarter of fiscal 2013 compared to approximately $7.5 million for the third quarter of fiscal 2014. The increase is primarily attributed to increased personnel costs of $1.4 million, increased rent and related costs of $0.6 million related to the relocation of our corporate offices to a larger space and increased other costs of $0.2 million, partially offset by a $1.7 million decrease in legal costs.

Share-Based Compensation

Total share-based compensation expense in the three month periods ended June 30, 2014 and 2013 was approximately $1.6 million and $1.3 million, respectively. Selling and marketing expense in the three month periods ended June 30, 2014 and 2013 includes share-based compensation expense of approximately $0.5 million in each period. General and administrative expense in the three month periods ended June 30, 2014 and 2013 includes share-based compensation expense of approximately $0.7 million and $0.6 million, respectively. Research and development expense in the three month periods ended June 30, 2014 and 2013 includes share-based compensation expense of approximately $0.3 million and $0.2 million, respectively. As of June 30, 2014, approximately $16.6 million of total unrecognized compensation costs related to non-vested options and awards is expected to be recognized over a weighted average period of 2.6 years. See Note 9, “Employee Equity Incentive Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Interest Expense

For the three months ended June 30, 2014, interest expense was approximately $0.8 million, compared to approximately $1.0 million for the same period in the prior year.

Net Loss

Net loss was approximately $12.7 million, or $0.08 per share, for the three months ended June 30, 2014, compared to a net loss of approximately $11.4 million, or $0.08 per share, for the three months ended June 30, 2013. The increase in net loss is primarily attributed to an increase in operating expenses, substantially offset by a 39% increase in NUEDEXTA net product sales and revenues from co-promote activities.

COMPARISON OF NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

Revenues

	Nine months ended June 30,
	2014	2013	$ Change	% Change
REVENUES
Net product sales	74,218,317	50,458,609	23,759,708	47%
Revenues from royalties	2,743,381	3,239,513	(496,132)	–15%
Revenues from co-promote activities	5,252,267	—	5,252,267	—
Revenues from research grant services	110,000	15,000	95,000	633%

Total revenues	$82,323,965	$53,713,122	$28,610,843	53%

Total revenues were approximately $82.3 million for the nine months ended June 30, 2014 compared to approximately $53.7 million for the nine months ended June 30, 2013. The increase in net revenues of approximately $28.6 million was primarily attributed to an increase of 46% in volume for NUEDEXTA net product sales when compared to the same period of the prior year and revenues from our co-promote activities which began in the first fiscal quarter of 2014.

Operating Expenses

	Nine months ended June 30,
	2014	2013	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$4,153,731	$2,849,291	$1,304,440	46%
Cost of research grant services	198,039	78,488	119,551	152%
Research and development	31,718,059	21,576,073	10,141,986	47%
Selling and marketing	55,403,092	45,589,577	9,813,515	22%
General and administrative	24,515,143	20,548,702	3,966,441	19%

Total operating expenses	$115,988,064	$90,642,131	$25,345,933	28%

Cost of Product Sales

Cost of product sales was approximately $4.2 million for the nine months ended June 30, 2014 compared to cost of product sales of approximately $2.8 million in the same period of fiscal 2013. The increase in cost of product sales is attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses increased by approximately $10.1 million from approximately $21.6 million for the nine months ended June 30, 2013 to approximately $31.7 million for the nine months ended June 30, 2014. The increase is primarily due to regulatory and development/manufacturing expenses for our AVP-825 program.

The following table presents the costs attributable to our proprietary research and clinical development programs.

	Inception to Date (1)	Nine Months Ended June 30,
(in millions)		2014	2013

Product AVP-923 (2)	$118.8	$8.0	$10.0
Product AVP-786 (2)	12.3	4.9	4.0
Product AVP-825 (2)	28.8	7.8	—
All other costs (3)		11.0	7.6

Total		$31.7	$21.6

(1)	The date of inception varies for each product. For AVP-923, the table includes development costs from October 1, 2000 to present date. However, the development of AVP-923 commenced in 1999.

For AVP-786 the date of inception occurred in the second fiscal quarter of 2012. For AVP-825, date of inception occurred in the fourth fiscal quarter of 2013.

(2)	Includes costs such as non-clinical, clinical research, regulatory, supply chain, and other related costs.
(3)	Includes unallocated costs such as salaries and wages and certain consulting costs, other outside expenses and medical affairs.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $9.8 million from approximately $45.6 million for the nine months ended June 30, 2013 to approximately $55.4 million for the nine months ended June 30, 2014. The increase is primarily attributed to increased personnel costs of approximately $7.1 million resulting from our third quarter fiscal 2013 sales force expansion and an increase of marketing and promotion costs of $2.9 million, partially offset by a decrease in other costs of approximately $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $4.0 million from approximately $20.5 million for the nine months ended June 30, 2013, to approximately $24.5 million for the nine months ended June 30, 2014. The increase is primarily attributed to increased personnel costs of approximately $2.8 million, increased rent and related costs of $1.3 million related to the relocation of our corporate offices to a larger space, and increase other costs of approximately $1.2 million, partially offset by a $1.3 million decrease in legal costs.

Share-Based Compensation

Total share-based compensation expense in the nine month periods ended June 30, 2014 and 2013 was approximately $5.0 million and $4.5 million, respectively. Selling and marketing expense in the nine month periods ended June 30, 2014 and 2013 includes share-based compensation expense of approximately $1.5 million and $1.2 million, respectively. General and administrative expense in the nine month periods ended June 30, 2014 and 2013 includes share-based compensation expense of approximately $2.4 million and $2.5 million, respectively. Research and development expense in the nine month periods ended June 30, 2014 and 2013 includes share-based compensation expense of approximately $1.0 million and $0.8 million, respectively.

Interest Expense

For the nine months ended June 30, 2014, interest expense was approximately $2.7 million. Interest expense for the same period of the prior year was approximately $3.1 million.

Net Loss

Net loss was approximately $36.3 million, or $0.23 per share, for the nine months ended June 30, 2014 compared to a net loss of approximately $40.0 million, or $0.29 per share, for the nine months ended June 30, 2013. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales, revenues from co-promote activities and decreased interest expense, partially offset by an increase in operating expenses.

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

In May 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provides for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrues on the outstanding balance at a rate of 8.95% per annum. We made monthly payments of interest only until January 1, 2014 (the “Amortization Date”). Beginning on the Amortization Date, the outstanding loan balance will be repaid in thirty equal monthly payments of principal and interest. The outstanding notes payable, net of debt discount, at June 30, 2014 is approximately $24.2 million. In addition to the original principal, a final payment equal to 7% of the original principal amount of the loan will be due thirty months from the Amortization Date.

Net cash provided by or used in operating, investing and financing activities, are summarized in the table below.

	Nine months ended June 30, 2014	Change Between Periods	Nine months ended June 30, 2013
Net cash used in operating activities	$(41,594,728)	$(6,319,822)	$(35,274,906)
Net cash used in investing activities	(2,813,044)	(2,379,279)	(433,765)
Net cash provided by financing activities	74,121,176	53,168,979	20,952,197

Net decrease in cash and cash equivalents	$29,713,404	$44,469,878	$(14,756,474)

Operating activities. Net cash used in operating activities was approximately $41.6 million for the nine months ended June 30, 2014, compared to approximately $35.3 million for the nine months ended June 30, 2013. Net cash used in operating activities for the nine months ended June 30, 2014 included a net loss of $36.3 million and a $11.4 million use of cash for an increase in net working capital items, partially offset by non-cash items of $6.1 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs. The changes in working capital items reflect an increase in trade receivables of $8.8 million primarily as a result of increasing revenues coupled with extending payment terms for certain customers in exchange for discounted wholesaler fees, and an increase in other receivables of approximately $2.2 million primarily as a result of our co-promote activities which began in the first quarter of 2014.

Net cash used in operating activities for the nine months ended June 30, 2013 included a net loss of $40.0 million partially offset by non-cash items of $5.6 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs, as well as a $0.8 million cash increase from a decrease in net working capital items. The changes in working capital items reflect an increase in accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities of $4.9 million primarily due to timing of payments of certain payroll-related expenses; a net decrease in royalty receivables and prepaid expenses and other assets of approximately $1.4 million primarily due to the timing of payments for certain marketing activities, partially offset by an increase in trade receivables of approximately $4.9 million primarily a result of increasing revenues.

Investing activities. Net cash used in investing activities was approximately $2.8 million for the nine months ended June 30, 2014, compared to approximately $0.4 million for the nine months ended June 30, 2013. During the nine months ended June 30, 2014, the increase in cash used in investing activities was primarily related to increased purchases of manufacturing equipment for the AVP-825 program, along with increased costs for computer hardware and infrastructure related to the relocation of our corporate office and employee growth.

Financing activities. Net cash provided by financing activities was approximately $74.1 million for the nine months ended June 30, 2014 compared to approximately $21.0 million for the nine months ended June 30, 2013. During the nine months ended June 30, 2014, we raised approximately $78.4 million in net proceeds from the sale of common stock under our at-the-market facility and approximately $1.2 million from the exercise of stock options, partially offset by principal debt payments of approximately $5.5 million. During the nine months ended June 30, 2013 we raised approximately $19.1 million in net proceeds from the sale of common stock under our at-the-market facility, received proceeds of approximately $1.0 million from the exercise of warrants and received proceeds of approximately $0.9 million from the exercise of stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. On May 7, 2014, we amended our sales agreement with Cowen, and filed with the SEC a prospectus providing for the sale of up to an additional $50.0 million worth of shares of our common stock from time to time in the open market at prevailing prices. On May 9, 2014, we concluded the offering and, accordingly, no further sales of our common stock will be made pursuant to our prospectus dated May 7, 2014. As of June 30, 2014, approximately 19.2 million shares of common stock had been sold under this facility for total gross proceeds of approximately $75.0 million. As of June 30, 2014, approximately $25.0 million remains available on this shelf registration statement.

In July 2013, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $55.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July and December 2013. As of June 30, 2014, approximately 12.2 million shares of common stock had been sold under this facility for total gross proceeds of approximately $55.0 million. As of June 30, 2014 approximately $95.0 million remains available on this shelf registration statement.

As of June 30, 2014 we have contractual obligations for long-term debt and operating lease obligations, as summarized in the table that follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligation	$28,974,063	$13,437,032	$15,537,031	$—	$—
Operating lease obligations	17,399,873	2,925,112	6,131,576	5,098,137	3,245,048
Purchase obligations (1)	9,386,184	9,386,184

Total	$55,760,120	$25,748,328	$21,668,607	$5,098,137	$3,245,048

(1)	Purchase obligations consist of the total of trade accounts payable and trade related accrued expenses at June 30, 2014 which approximates our contractual commitments for goods and services supported by purchase obligations in the normal course of our business.

NUEDEXTA License Milestone Payments. We are party to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid to CNS a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, we have been obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During the nine months ended June 30, 2014 and 2013, royalties of approximately $3.7 million and $2.5 million, respectively, were recorded to cost of product sales in the condensed consolidated statements of operations. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense the licensed patent rights to a third party.

Under the agreement with CNS, we are required to make payments on achievements of up to a maximum of ten milestones, based upon five specific clinical indications. Maximum payments for these milestone payments could total approximately $1.1 million if we pursued the development of the licensed patent rights for all five of the licensed indications. In general, individual milestones range from $75,000 to $125,000 for each accepted new drug application (“NDA”) and a similar amount for each approved NDA in addition to the royalty discussed above on net U.S. GAAP revenues. We do not have the obligation to develop additional indications under the CNS license agreement.

In light of the ANDA ruling on April 30, 2014, we are assessing the impact of our CNS royalty obligation. We recorded a royalty obligation for the nine months ended June 30, 2014. We may reduce or eliminate the royalty obligation, depending on the outcome of our assessment.

Deuterium-Modified Dextromethorphan License Milestone Payments. – We hold the exclusive worldwide marketing rights to develop and commercialize deuterium-modified dextromethorphan compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, we are obligated to make milestone and royalty payments to Concert based on successful advancement of deuterium-modified dextromethorphan products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 – $6.0 million, $1.5 – $15.0 million, and $25.0 – $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200.0 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of deuterium-modified dextromethorphan products exceeding $1 billion annually. As of June 30, 2014, we have paid $2.0 million for milestones that have been achieved pursuant to this agreement.

AVP-825 License Milestone Payments. In July 2013, we entered into an exclusive license agreement for the development and commercialization of OptiNose’s novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine. The licensed territories are the United States, Canada and Mexico. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan.

Under the terms of the agreement, we paid OptiNose an upfront cash payment of $20.0 million and OptiNose is eligible to receive from us reimbursement for certain shared development costs and up to an additional $90.0 million in total payments resulting from the achievement of future clinical, regulatory and commercial milestones. As of June 30, 2014, we have paid $2.5 million for milestones that have been achieved pursuant to this agreement. In addition, if approved, we will make tiered royalty payments of a low double-digit percentage of net sales in the United States, Canada and Mexico.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Outlook

We believe that cash and cash equivalents, restricted cash and cash equivalents and restricted investments of approximately $87.6 million at June 30, 2014, together with funds generated from sales of NUEDEXTA and the availability of capital on our shelf registrations, will be sufficient to sustain our planned level of operations for at least the next 12 months. However, we cannot provide assurances that our forecasted revenues and planned level of expenditures will not change or will not result in the depletion of capital resources more rapidly than anticipated.

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

Interest rate sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of June 30, 2014 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 30, 2014, the Court issued an Order upholding the validity of the ‘282 Patent, ‘484 Patent and ‘115 Patent and finding that the proposed ANDA formulations infringe the relevant claims of the ‘282 Patent and ‘484 Patent, but not the ‘115 Patent. We anticipate a final judgment will soon be entered in favor of Avanir and a permanent injunction enjoining Par and Impax from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ’282 Patent and ’484 Patent. We also anticipate that the FDA will be ordered to make the effective date of any approval of Par’s and Impax’s generic product to be not earlier than the latest date of expiration of the ’282 Patent and ’484 Patent, August 13, 2026.

On May 9, 2014 we received a Paragraph IV certification notice from Ranbaxy Inc. and Ranbaxy Laboratories Limited (collectively “Ranbaxy”) contending that certain of our patents listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluation” (“FDA Orange Book”) (U.S. Patents 7,659,282 (“’282 Patent”) and 8,227,484 (“’484 Patent”), which expire in August 2026 and July 2023, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of NUEDEXTA as described in Ranbaxy’s abbreviated new drug application (“ANDA”). On June 20, 2014 we filed a lawsuit in the U.S. District Court for the District of Delaware against Ranbaxy on the basis that the filing of its ANDA to obtain approval to manufacture, use, sell, or offer for sale a generic version of NUEDEXTA prior to the expiration of the ‘282 Patent and the ‘484 Patent listed in the FDA Orange Book constitutes infringement of one or more claims of those patents. On June 23, 2014 we entered into a settlement agreement with Ranbaxy to resolve pending patent litigation in response to its ANDA seeking approval to market a generic version of NUEDEXTA capsules. The settlement agreement grants Ranbaxy the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which conclude the litigation with respect to Ranbaxy.

On June 10, 2014, Par filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit pertaining to the district court’s Order. On June 24, 2014, Avanir and CNS filed a motion to dismiss Par’s appeal for lack of jurisdiction since Par improperly filed a notice of appeal from a non-final judgment of the district court. On August 5, 2014, the Appeals Court found Par’s notice of appeal to be premature and granted Avanir’s motion to dismiss. After the district court enters a final judgment, any appeal to the Court of Appeals would need to be filed within 30 days of entry of the final judgment.

On June 16, 2014, we entered into a settlement agreement with Impax to resolve all outstanding issues pertaining to the patent litigation case. The settlement agreement grants Impax the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which concludes the litigation with respect to Impax.

General and Other

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including, but not limited to, general corporate matters and intellectual property rights as well as claims relating to employment and the safety or efficacy of products. Any of these claims could subject us to costly litigation and, while we generally believe that it has adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcomes of currently pending claims and lawsuits will not likely have a material effect on the Company’s consolidated operations or financial position.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate substantially higher revenues from sales of NUEDEXTA. As of June 30, 2014, we had an accumulated deficit of approximately $536.9 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future and we expect our operating losses to continue for the foreseeable future as we continue to grow NUEDEXTA sales, invest in the development of AVP-923 and AVP-786, seek to commercialize NUEDEXTA in the European Union (“EU”), and seek FDA approval and subsequently commercialize AVP-825.

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

The validity, enforceability and scope of our core patents may be challenged as a result of abbreviated new drug application (“ANDA”) filings from generic drug companies or through post-grant proceedings before the U.S. Patent and Trademark Office. An adverse outcome in any future challenge to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from any future products. More broadly, investors should be aware that the pharmaceutical industry is highly competitive. Our ability to compete in this space involves various risks relating to our intellectual property, including:

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

We have received notices of ANDA filings for NUEDEXTA submitted by six generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe our FDA Orange Book listed patents and/or those patents are invalid. Although we have prevailed on certain of these matters at the district court level, it is possible that this decision could be appealed. The litigation has been costly and time consuming and, depending on the outcome of any appeal, we may face competition from lower cost generic or follow-on products in the future.

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

We have received Paragraph IV certification notices from six separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282, 8,227,484 and RE 38,115, which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. In response to these notices, we filed suit against all of the generic drug companies to defend our patent rights. We have entered into settlement agreements with five of the companies to resolve pending patent litigation in response to their ANDAs seeking approval to market generic versions of NUEDEXTA capsules. The settlement agreements grant the five companies the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which conclude the litigation with respect to the five companies. On April 30, 2014, the United States District Court for the District of Delaware issued an Order finding our latest to expire patents to be valid and infringed. On May 14, 2014, the Court issued a Judgment in favor of Avanir and a permanent injunction enjoining Par from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ’282 Patent and ’484 Patent. The Judgment also ordered that the FDA shall not approve Par’s generic product earlier than the latest date of expiration of the ’282 Patent and ’484 Patent, August 13, 2026. On June 10, 2014, Par filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit pertaining to the district court’s Order. On June 24, 2014, Avanir and CNS filed a motion to dismiss Par’s appeal for lack of jurisdiction since Par improperly filed a notice of appeal from a non-final judgment of the district court. On August 5, 2014, the Appeals Court found Par’s notice of appeal to be premature and granted Avanir’s motion to dismiss. After the district court enters a final judgment, any appeal to the Court of Appeals would need to be filed within 30 days of entry of the final judgment.

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

There can be no assurance that the FDA will approve AVP-825 for the acute treatment of migraine.

A Phase II and Phase III clinical trial of AVP-825 for the acute treatment of migraine have been completed and we have filed an NDA with previously completed studies with the reference drug, sumatriptan, utilizing the FDA’s 505(b)(2) pathway. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of the Phase III clinical trial and our NDA filing.

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

In addition, this Breath Powered intranasal device has not been previously reviewed or approved by the FDA and therefore, it is possible that other issues may arise during the review process which could delay or preclude the approval and require additional capital investment. In addition, we have limited experience obtaining FDA approval for drug-device combinations.

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

We are primarily responsible for the manufacturing and distribution of AVP-825. We will utilize third parties to manufacture, package and distribute AVP-825. We have limited experience with the manufacturing and regulatory approval of nasal delivery devices. We have no experience in manufacturing AVP-825 in commercial quantities. Currently, we have sole suppliers for AVP-825 drug product and device components. Any delays or difficulties, including the purchase of manufacturing equipment, entering into manufacturing and supply agreements, obtaining API or in the manufacturing, packaging or distribution of AVP-825, could negatively affect our sales revenues as well as delay FDA approval.

If AVP-825 is approved by the FDA, our ability to generate significant revenue is entirely dependent upon our ability to commercialize AVP-825 successfully. Our future results could be impacted by important factors which include, but are not limited to, commercial market estimates, reliance on market research, competition in the migraine segment, effect of healthcare reform, ability to secure reasonable pricing and patent protection. If we are unable to generate revenues from AVP-825, including through raising awareness among patients and physicians of the benefits of using the device for the acute treatment of migraine, driving higher rates of physician adoption and obtaining reimbursement and third party payer coverage, our ability to generate significant revenue or achieve profitability will be adversely affected.

We may not be able to adequately build or maintain necessary sales, marketing, supply chain management or reimbursement capabilities on our own or enter into arrangements with third parties to perform these functions in a timely manner or on acceptable terms. Additionally, maintaining sales, marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our sales, marketing and distribution capabilities to the desired levels. To be successful we must:

•	recruit and retain adequate numbers of effective sales personnel;

•	effectively train our sales personnel on AVP-825;

•	reach an adequate number of health care providers which treat migraine;

•	manage geographically dispersed sales and marketing operations;

•	obtain adequate reimbursement for AVP-825 from a broad range of payers;

•	effectively compete with existing and newly developed migraine products or therapies; and

•	rely on OptiNose to maintain and defend the patent protection and maintain regulatory exclusivity for AVP-825.

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

The combination of dextromethorphan and quinidine has never been marketed for the treatment of any condition until the approval of NUEDEXTA for the treatment of PBA. NUEDEXTA has only been studied in a limited number of patients in clinical trials. The data submitted to the FDA and the EMA were obtained in controlled clinical trials of limited duration. In connection with the approval of NUEDEXTA, the FDA and EMA have required that we conduct certain post-approval studies, which include clinical and non-clinical studies. New safety or drug interaction issues may arise from these studies or as NUEDEXTA is used over longer periods of time by a wider group of patients. For example, elderly patients may be more prone to have multiple risk factors for adverse events such as certain cardiac conditions, hepatic or renal insufficiency, or multi-drug treatment regimens. In addition, as we conduct other clinical trials for AVP-923 in other indications, new safety or drug interaction problems may be identified which could negatively impact both our ability to successfully complete these studies and the use and/or regulatory status of NUEDEXTA for the treatment of PBA. New safety or drug interaction issues may result in product liability lawsuits and may require us to, among other things, provide additional warnings and/or restrictions on the NUEDEXTA prescribing information, including a boxed warning, directly alert healthcare providers of new safety information, narrow our approved indications, or alter or terminate current or planned trials for additional uses of AVP-923, any of which could have a significant adverse impact on potential sales of NUEDEXTA and our ability to achieve or maintain profitability.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA in the U.S. and in European markets, continue to develop AVP-923 and AVP-786, and seek FDA approval and subsequently commercialize AVP-825. Although we had approximately $87.6 million in cash and cash equivalents, restricted cash and cash equivalents, and restricted investments as of June 30, 2014, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

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

We are party to a co-promotion agreement for our institutional sales force that could have negative business implications.

We entered into a multi-year agreement involving our institutional sales team. This co-promote agreement involves certain financial and operating risks, including:

•	promotional efforts being diverted to the co-promote product which could result in a negative impact on NUEDEXTA revenues;

•	increased compliance risk which could harm our reputation;

•	dependence on our partner for reimbursement from third party payers; and

•	if we are unable to generate significant revenue or achieve profitability for the co-promote activity.

If any of these risks occurred, it could adversely affect our business, financial condition and operating results.

We are party to a license agreement with obligations that could require significant capital infusions and could involve many financial and operating risks.

In July 2013, we entered into an exclusive license agreement for the development and commercialization of a Breath Powered intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine, now named AVP-825. The licensed territories are the United States, Canada and Mexico. Our obligations pursuant to this license agreement could require significant capital infusions and could involve many financial and operating risks, including, but not limited to, the following:

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

We have entered into agreements relating to the acquisition or divestiture of certain assets, including FazaClo, our anthrax antibody program, and other antibodies in our infectious disease program, as well as docosanol in the U.S. and other markets worldwide. We have also licensed certain intellectual property rights from CNS, AVP-786 from Concert Pharmaceuticals and AVP-825 from OptiNose AS. All of these transactions and agreements involve numerous risks, including:

•	diversion of management’s attention from normal daily operations of the business;

•	disputes over royalty obligations, earn-outs, working capital adjustments or contingent payment obligations;

•	threatened or actual loss of potentially material contractual rights;

•	inability to effectively integrate an acquired business or asset or to achieve the efficiencies or synergies we anticipate;

•	insufficient proceeds to offset expenses associated with the transactions; and

•	the potential loss of key employees following such a transaction.

Further, from time to time, we have been and will continue to be engaged in discussions with potential licensing or development partners for Nuedexta for the treatment of PBA and/or AVP-923/AVP-786 for other indications and we may choose to pursue a partnership or license involving Nuedexta and/or AVP-923/AVP-786 if the terms are attractive. We also regularly review potential acquisition opportunities for complementary products and technologies and may seek to acquire rights to other drugs or technologies, as well as other complementary assets.

Transactions such as these carry significant risks where a large portion of the total value to Avanir and our stockholders is contingent upon post-closing events, such as regulatory, commercialization or sales milestones. In certain circumstances, we may not have control over whether these milestones are met and, if they are not met, then a potentially large portion of the value of the transaction may not be realized. Disputes may also develop over these and other terms, such as representations and warranties, indemnities, earn-outs, the scope of intellectual property rights and related obligations, and other provisions in the underlying agreements. If disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected and we may not realize the anticipated benefits from the transactions.

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

Based on the results of our market research, we believe that physicians are likely to continue to support the use and adoption of NUEDEXTA for the treatment of PBA. In addition, we believe that physicians are likely to support and adopt the use of AVP-825 for the acute treatment of migraine, if approved by the FDA. We conduct market research in accordance with Good Marketing Research Practices; however, research findings may not be indicative of the response we might receive from a broader sample of physicians. Moreover, these results are based on physicians’ impressions formed from a description of the product or their actual experience from having prescribed the product, which could result in different impressions or intended behaviors compared to other physicians in our target audience. If the actual use and adoption rates of NUEDEXTA and AVP-825 (if approved by the FDA) are significantly lower than market research or other data suggest, our financial condition and results of operations could be adversely affected.

It is unclear whether we would be eligible for patent term extension in the U.S. and supplementary protection certificates in Europe and we therefore do not know whether our patent term can be extended.

Market exclusivity provisions under the FDCA may delay the submission or the approval of certain applications for competing product candidates. The FDCA provides three years of non-patent marketing exclusivity for an NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving abbreviated NDAs (ANDA) for drugs containing the original active agent.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including contracts and license agreements that we have entered into or may enter into, intellectual property, commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Litigation may also arise as a result of a decline in the market price of our securities or as a result of disclosures we make with the Securities and Exchange Commission in our periodic reports and documents that are provided to our stockholders. Although we are not currently aware of litigation or administrative proceedings that will have a material effect on us, such matters can be time-consuming, divert management’s attention and resources and may cause us to incur significant expenses. Furthermore, because legal actions are inherently unpredictable, there can be no assurance that the results of any legal actions will not have a material adverse effect on our business, results of operations or financial condition.

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

If future reimbursement for NUEDEXTA, products that we co-promote or any other approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

In addition, the compliance environment is changing as some states mandate implementation of commercial compliance programs to ensure compliance with these laws. The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers and such information will be made publicly available in a searchable format. Drug manufacturers are required to submit reports disclosing any investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. PPACA also requires pharmaceutical manufacturers and distributors to provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. There has also been a recent trend of increased federal and state regulation of payments made to physicians for marketing, including the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. This volatility can be attributed to our operating results, as well as many factors independent of our operating results, including the following:

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

Signature	Title	Date

/s/ Keith A. Katkin	President and Chief Executive Officer	August 6, 2014
Keith A. Katkin	(Principal Executive Officer)

/s/ Christine G. Ocampo	Vice President, Finance
Christine G. Ocampo	(Principal Financial Officer and Principal Accounting Officer)	August 6, 2014