Form 10-K
period 2014-09-30
AVANIR PHARMACEUTICALS, INC.
filed 2014-12-10
CIK 858803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2014 was approximately $586.5 million, based upon the closing price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 2014, the registrant had 193,758,703 shares of common stock issued and outstanding.

PART I

Item 1.	Business

Except for the historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including statements regarding the Company’s plans, potential opportunities, financial or other expectations, projections, goals objectives, milestones, strategies, market growth, timelines, legal matters, product pipeline, clinical studies, product development and the potential benefits of its commercialized products and products under development are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the anticipated or estimated future results, including the risks and uncertainties associated with Avanir’s future operating performance and financial position, developments in Avanir’s ongoing NUEDEXTA patent litigation, the market demand for and acceptance of Avanir’s products domestically and internationally, research, development and commercialization of new products domestically and internationally, obtaining and maintaining regulatory approvals domestically and internationally, including, but not limited to potential regulatory delays or rejections, risks associated with meeting the objectives of clinical studies, including, but not limited to, delays or failures in enrollment, and the occurrence of adverse safety events, risks relating to our ability to accomplish our business development objectives, and realize the anticipated benefit of any such transactions, and other risks set forth below under Item 1A, “Risk Factors” and other documents subsequently filed with or furnished to the Securities and Exchange Commission. These forward-looking statements are based on current information that may change and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any forward-looking statement to reflect events or circumstances after the date hereof.

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

EXECUTIVE OVERVIEW

Avanir is a biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product NUEDEXTA® (referred to as AVP-923 during clinical development) is a first-in-class dual N-methyl-D-aspartate (“NMDA”) receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg (dextromethorphan hydrobromide 20 mg/quinidine sulfate 10 mg), is approved in the United States for the treatment of pseudobulbar affect (“PBA”). It is also approved for the symptomatic treatment of PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg. We commercially launched NUEDEXTA in the United States in February 2011 and we are currently assessing plans regarding the potential commercialization of NUEDEXTA in the European Union.

We are studying the clinical utility of AVP-923 in other mood/behavior disorders and movement disorders, including the potential treatment of agitation in patients with Alzheimer’s disease and the potential treatment of levodopa-induced dyskinesia in Parkinson’s disease (“LID”). Our Phase 2 LID study is supported by a grant from the Michael J. Fox Foundation. Our Phase 2 study of agitation in Alzheimer’s disease was recently completed and, on September 15, 2014, we announced positive results for this study (see “AVP-923 for the Treatment of Agitation in Patients with Alzheimer’s Disease,” below).

We are also developing AVP-786, an investigational drug product containing deuterium-modified dextromethorphan and quinidine for the potential treatment of neurologic and psychiatric disorders. We completed pharmacokinetic studies with AVP-786 and identified a formulation of AVP-786 to move forward into clinical studies. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug (“IND”) application. In August 2014, we initiated a Phase 2 study for AVP-786 as an adjunctive therapy to antidepressants for the treatment of Major Depressive Disorder (“MDD”.)

We are also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, we assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. In March 2014, the FDA accepted our New Drug Application (“NDA”) of AVP-825. In November 2014, we received a Complete Response Letter from the FDA, which requested that we assess the root cause(s) of device use errors observed in the previously conducted human factors testing. We are currently working to address these issues and intend to conduct a new human factors study, with input from the FDA, with a goal to respond to the Complete Response Letter in the first half of calendar 2015. The FDA did not find any clinical or non-clinical safety or efficacy issues nor chemistry, manufacturing, and controls (CMC) issues. The FDA did not request that any additional clinical trials be conducted prior to approval.

We entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the agreement will continue for three years following the launch date of the co-promotion activities, unless terminated earlier pursuant to the terms of the agreement. Under the terms of the agreement, we will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by us above a predetermined baseline. A significant majority of the fee is performance-based. Over the three years of the agreement, Avanir could receive up to $46.7 million in compensation, including revenue earned in the first contract year.

We have developed and licensed certain intellectual property rights relating to NUEDEXTA and our existing drug candidates (AVP-923, AVP-786 and AVP-825) and we continue to actively seek to acquire rights to other complementary products and technologies, particularly following our successful defense of the patents underlying NUEDEXTA. As a result, we intend to seek to in-license or acquire through other means, such as mergers, stock purchases or asset purchases, complementary products and technologies, as well as sales and marketing infrastructure and other assets or resources. There can be no assurance, however, that we will be successful in acquiring any additional assets, or that we will receive the anticipated benefits of any such acquisitions.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

MERGER AGREEMENT

On December 1, 2014, Avanir entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Otsuka Pharmaceutical Co., Ltd., a Japanese joint stock company (“Otsuka”), and Bigarade Corporation, a Delaware corporation and a wholly-owned subsidiary of Otsuka (“Acquisition Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub will commence a tender offer (“Offer”) as soon as practicable after the date of the Merger Agreement, but in no event later than ten business days after the date of the Merger Agreement, to acquire all of the outstanding shares of common stock of the Company (the “Company Shares”) at a purchase price of $17.00 per Company Share net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest (the “Offer Price”). The Offer is not subject to a financing condition.

Acquisition Sub’s obligation to purchase the Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including (i) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Company Shares then owned by Otsuka, Acquisition Sub and their respective controlled affiliates, represents at least a majority of all then outstanding Company Shares (not including Company Shares tendered pursuant to guaranteed delivery procedures), (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit the Offer, the acquisition of Company Shares by Otsuka or Acquisition Sub or the Merger (as defined below) within the United States, (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) there not having been a material adverse effect on the Company following the execution of the Merger Agreement that is continuing, and (vii) other customary conditions.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Otsuka, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals (the “Merger”). The Merger Agreement contains certain customary termination rights in favor of each of the Company and Otsuka, including under certain circumstances, the requirement for the Company to pay to Otsuka a termination fee of $90 million.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals.

MARKETED PRODUCTS AND DRUG CANDIDATES

The following chart illustrates the status of research and development activities for our products and product candidates that are commercialized or under development.

In addition to the research and development programs identified above, Avanir has provided unrestricted research grants to support several investigator initiated studies with AVP-923. Current studies planned or ongoing include potential treatment of behavioral symptoms of adults with autism spectrum disorder, treatment of bulbar function (impaired speech, swallowing, and saliva control) associated with amyotrophic lateral sclerosis (“ALS”), and potential treatment of treatment-resistant depression. For additional information regarding these studies please see http://clinicaltrials.gov.

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

Studies to support the effectiveness of NUEDEXTA were performed in patients with PBA and underlying ALS and Multiple Sclerosis (“MS”). The primary outcome measure, the number of laughing and crying episodes, was significantly lower in the NUEDEXTA cohort compared with placebo. The secondary outcome measure, the Center for Neurologic Studies Lability Scale (“CNS-LS”), demonstrated a significantly greater mean decrease in CNS-LS score from baseline for the NUEDEXTA cohort compared with placebo. NUEDEXTA has not been studied in other types of emotional lability that can commonly occur, for example, in Alzheimer’s disease and other dementias.

NUEDEXTA safety information

For a description of the NUEDEXTA safety information, a copy has been filed as Exhibit 99.1 on this Annual Report on Form 10-K for the period ended September 30, 2014. For additional information regarding PBA or NUEDEXTA see www.pbafacts.com or www.nuedexta.com.

PBA indication and market

PBA is a distinct neurologic syndrome that is characterized by a loss of control of emotional expression, involving episodes of involuntary crying or laughing that are contrary or exaggerated relative to the patient’s inner feelings.

There are an estimated 18 to 20 million people in the United States who suffer from the underlying neurologic conditions that can give rise to PBA. These underlying neurologic conditions include but are not limited to ALS (Lou Gehrig’s disease), MS, Alzheimer’s disease and other dementias, Parkinson’s disease, stroke and traumatic brain injury. Based on the epidemiologic medical literature, physician estimates, market research, an Avanir-sponsored patient survey of 2,464 neurologic patients and their caregivers, and the PRISM PBA registry which enrolled 5,290 neurologic patients across 173 investigator sites in the U.S., we estimate that approximately 10% of people in the United States who suffer from neurological disease or injury also suffer from moderate to severe PBA symptoms, with many more suffering from mild PBA symptoms. Initial research indicates a similar rate of prevalence of PBA in the European Union.

Other than NUEDEXTA, there are no FDA-approved therapies or European Medicines Agency (“EMA”)-approved therapies indicated to treat PBA. Some physicians treat PBA using a range of drugs off-label, including: selective serotonin reuptake inhibitors/serotonin-norepinephrine reuptake inhibitors (SSRIs/SNRIs), tri-cyclic antidepressants and atypical antipsychotics. According to our market research, physicians are generally only moderately satisfied with these off-label therapies as a treatment for PBA. We periodically conduct this market research through an Internet-based survey of approximately 240 physicians, consisting of Neurologists, Internal Medicine/Geriatrics, Psychiatrists and long-term care affiliated physicians who treat sufficient numbers of neurologic patients at-risk of PBA.

We believe that NUEDEXTA represents a more attractive treatment option for patients suffering from PBA. In our Phase 3 STAR trial that was completed in 2009, patients treated with NUEDEXTA reported an average 82% reduction in PBA episodes at the end of the 12-week study compared to baseline, with an average 44% reduction in episodes after the first week of treatment. Over the course of the 12-week study, patients receiving NUEDEXTA experienced significantly lower PBA episode rates versus placebo (P<0.0001). Over the final two weeks of the STAR trial, 51% of patients treated with NUEDEXTA achieved episode-free remission.

In October 2014, at the American Neurological Association annual meeting, Avanir presented data from the PRISM II open label study assessing the effectiveness, tolerability and safety of NUEDEXTA treating PBA in 134 patients with underlying Alzheimer’s disease/dementia. The PRISM II study demonstrated a 68% reduction in PBA episodes vs. baseline (P<0.001) and 78% of the investigators rated their patient’s condition with respect to PBA as much and very much improved after 12 weeks of treatment. In this study NUEDEXTA was well tolerated with a safety profile similar to previous controlled studies.

NUEDEXTA commercial strategy

We currently market NUEDEXTA in the U.S. to approximately 20,000 physicians and other healthcare providers who specialize in psychiatry, neurology, internal medicine or geriatric medicine and practice in outpatient or long-term care settings in the U.S. Our U.S. commercial strategy for NUEDEXTA includes the following key objectives:

•

Maximize sales force reach in retail and institutional channels — We have two separate sales teams in the retail specialty and institutional channels which has expanded our sales force reach and increased our efficiency by allowing each team to focus their specialized skill set and expertise towards the unique needs of each distinct channel.

•

Increase awareness and appropriate diagnosis of PBA — Since PBA is under-diagnosed and often not treated, we use a range of tools to educate physicians and nurses about the prevalence of PBA, the burden of the disease, the differential diagnosis versus depression, and encourage the utilization of screening tools to appropriately diagnose PBA in patients with underlying neurological disorders.

•

Expand adoption of NUEDEXTA — We are focused on driving awareness of NUEDEXTA and educating health care providers on the risks and benefits of the drug. These interactions take place in a wide range of settings including physician offices, long term care facilities, speaker programs and medical meetings and conferences.

•

Minimize barriers to patient access — We work actively with major insurance plans and pharmacy benefit managers to ensure that NUEDEXTA receives the appropriate coverage and patients with PBA have access to the drug. Additionally, we have a range of patient programs to help defray some of the out-of-pocket costs of the medication including co-pay cards, support for a third party patient assistance foundation program for Medicare Part D patients, and patient assistance programs for under-insured patients and patients lacking health insurance.

•

Motivate patients and caregivers to request and adhere to NUEDEXTA therapy — Our market research has shown that many neurological patients are not aware that PBA is a distinct medical condition and do not discuss their symptoms with their physicians. Research also shows that when they engage with a physician, they are likely to be appropriately diagnosed and receive a medication like NUEDEXTA. Based on this data, we have engaged in a series of programs directly communicating with patients and their caregivers to provide educational material on PBA and NUEDEXTA where appropriate. These programs include direct database marketing, Internet advertising and direct response television advertising.

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

On September 15, 2014, Avanir announced positive results from a Phase 2 clinical study of AVP-923 in the treatment of agitation in Alzheimer’s patients. The objectives of this proof-of-concept study were to evaluate the safety, tolerability, and efficacy of AVP-923 for the treatment of agitation in Alzheimer’s patients. The trial was a multicenter, randomized, double-blind, placebo-controlled study that enrolled approximately 220 Alzheimer’s patients in the United States utilizing a Sequential Parallel Comparison Design (“SPCD”) intended to reduce placebo response rates. Eligible patients were initially randomized 3:4 to receive either AVP-923 (dose escalated from DM 20mg/Q 10mg to DM 30mg/Q 10mg) or placebo. At the end of week five, patients who initially received placebo were stratified according to their response to treatment and subsequently re-randomized 1:1 to receive either AVP-923 or placebo for the remainder of the study (an additional five weeks of treatment). The primary efficacy measure was the agitation/aggression domain of the Neuropsychiatric Inventory (“NPI”). The primary endpoint follows a standard analysis of SPCD by combining the change from baseline to week five (stage 1: full analysis population) and change from week five to week ten (stage 2) on the NPI agitation/aggression domain (patients who were considered “non-responders” to placebo during the initial five weeks). Secondary outcome measures include global assessments of disease severity, other neuropsychiatric symptoms, cognition, activities of daily living, quality of life and caregiver strain.

Treatment with AVP-923 was associated with significantly reduced agitation as measured by the primary endpoint, the agitation/aggression domain score of the NPI compared to placebo (p=0.00008). The reduction in agitation was observed in both stage 1 (p=0.0002) and stage 2 (p=0.021) of the SPCD. In addition, improvements were also seen in secondary endpoints including the NPI total score (p=0.014), clinical global impression of change-agitation (p=0.0003), patient global impression of change (p=0.001) and measures of caregiver burden (p≤0.05). The complete set of primary and secondary endpoints in the study is set forth below. In the study, AVP-923 showed a statistically significant improvement over placebo in the primary endpoint and in a majority of the secondary endpoints.

Primary Endpoint

The treatment effect of AVP-923 was measured using the agitation/aggression domain of the NPI. The NPI is a well-accepted tool and was developed to provide a means of assessing neuropsychiatric symptoms and psychopathology of patients with Alzheimer’s disease and other neurodegenerative disorders. The NPI has proven to be sensitive to change and has been employed to capture treatment related behavioral changes in patients receiving cholinesterase inhibitors, antipsychotic agents, melatonin and a variety of other anti-dementia and psychotropic compounds. The NPI is comprised of 12 domains. The score for each domain is the product of frequency (on a four-point scale) x severity (on a three-point scale). The maximum score on any single sub-domain is therefore 12. A 30 percent reduction in the agitation/aggression domain of the NPI is considered to be a clinically meaningful improvement in symptoms. The NPI caregiver distress score provides internal validity to the score of each NPI domain and the overall NPI.

At the study baseline, the NPI agitation/aggression domain was 7.0 and 7.1 for patients in the AVP-923 and placebo groups, respectively. At the end of stage 1, scores for the AVP-923 treated patients had reduced by 3.3 (SD=2.98), vs. 1.7 (SD=3.10) for placebo (p<0.001), amounting to a 47 percent reduction and a Standard Effect Size (SES)=0.505. In stage 2, where only placebo non-responders were included in the primary analysis, a reduction of 2.0 (SD=3.19) was observed in patients treated with AVP-923 vs. 0.8 for patients on placebo (p=0.021), corresponding to a 26 percent reduction for AVP-923 vs. a 6.7 reduction for placebo and a SES=0.340.

Secondary Endpoints and Safety Measures

Clinical benefits were observed across a number of secondary endpoints providing additional insight into the overall treatment effect. Improvements were observed in the following measures (SPCD analysis):

•	Total NPI: p=0.014

•	Two NPI domain clusters encompassing commonly observed symptoms of agitation:

•	NPI4A (agitation/aggression: irritability/lability; aberrant motor behavior; and anxiety): p=0.001

•	NPI4D (agitation/aggression; irritability/lability; aberrant motor behavior; and disinhibition): p<0.001

•	Clinical Global Impression of Change-agitation: p=0.0003

•	Clinical Global Impression of Change-overall: p=0.005

•	Patient Global Impression of Change: p=0.001

•	Measures of caregiver distress/strain:

•	Caregiver Distress — NPI agitation/aggression: p=0.01

•	Caregiver Distress NPI total: p=0.014

•	Caregiver Strain Index (CSI): p=0.05

•	Cornell Scale for Depression in Dementia (CSDD): p=0.02

Additionally, there was no evidence of cognitive decline for patients treated with AVP-923 as shown by the Mini-Mental State Examination (MMSE), a widely utilized measure of general cognitive function (SPCD analysis p=0.053; trend in favor of AVP-923) and the Alzheimer’s Disease Assessment Scale-Cognition (ADAS-Cog) (p=NS).

Two secondary endpoints, the Alzheimer’s Disease Cooperative Study-Activities of Daily Living (ADCS-ADL) Inventory and Quality of Life-AD (QoL-AD) Measure (patient and caregiver) showed no difference between treatment groups (p=NS).

In the study, AVP-923 was shown to be generally well tolerated with treatment emergent adverse events consistent with the known safety profile of AVP-923. The most common adverse events (with an incidence greater than 3 percent and greater than placebo) were falls (8.6 percent versus 3.9 percent), diarrhea (5.9 percent versus 3.1 percent) and urinary tract infection (5.3 percent versus 3.9 percent) for AVP-923 versus placebo, respectively. In addition, no new cardiovascular safety signals and no clinically significant changes in QTc were observed in the study. Serious adverse events were reported in 7.9 percent of patients receiving AVP-923 versus 4.7 percent receiving placebo. The overall patient discontinuation rate was low (11.8 percent); 5.3 percent of patients discontinued the study due to an adverse event in the AVP-923 group versus 3.1 percent in the placebo group.

As a result of the successful study, we have requested a meeting with the FDA and intend to request a meeting with the EMA to discuss next steps in the clinical program. We also expect to discuss with the FDA the possibility of transitioning the Phase 2 study results in AVP-923 to AVP-786, and thereby proceeding with the development of AVP-786 for this indication.

AVP-923 for the Treatment of Levodopa-Induced Dyskinesia

LID occurs in most patients with PD, after several years of treatment, generally in association with other motor response complications, such as wearing-off or “on-off” fluctuations. Dyskinesia may be as disabling as the parkinsonism itself, and current treatment options are limited and are not always effective.

This proof-of-concept, double blind, randomized, crossover study will compare AVP-923 (45mg DM/10mg Q) with placebo for treatment of LID. The study will enroll approximately 16 PD patients across three study centers in the U.S. and Canada. Study participants will receive, in a random order, a two-week treatment with AVP-923 and a two-week placebo treatment, separated by a two-week break. At the end of each two-week treatment period, patients will receive a two-hour levodopa infusion to test the drug effect on dyskinesia. Patients will be carefully monitored throughout the six-week study for side effects, PD symptoms and general health status. The results of this study will help inform future development of AVP-923 for LID. This study is being funded through a grant awarded by the Michael J. Fox Foundation. .

AVP-786 for the Treatment of Neurologic and Psychiatric Disorders

AVP-786 is a novel investigational drug product consisting of a combination of deuterium-modified dextromethorphan (a new chemical entity, or “NCE”) and the metabolic inhibitor quinidine. The compound was developed through incorporation of deuterium into molecular positions of dextromethorphan, resulting in strengthened molecular bonds which reduce susceptibility to enzyme cleavage. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the FDA agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the IND application. We are currently studying AVP-786 in MDD and intend to study AVP-786 in agitation in patients with Alzheimer’s disease and potentially other disorders of the nervous system.

AVP-786 for the Adjunctive Treatment to Antidepressants for Major Depressive Disorder

Major depressive disorder is a condition in which patients exhibit depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities consistently for at least a two-week period, and demonstrate impaired social, occupational, educational or other important functioning. An estimated 16.1 million people in the United States suffer from MDD in a given year, with as many as two-thirds of patients who are diagnosed with MDD do not experience adequate improvement with initial antidepressant therapy.

In August 2014, we initiated patient enrollment in a Phase 2 study for AVP-786 as adjunctive therapy to antidepressants for the treatment of MDD. This multicenter, randomized, double-blind, placebo-controlled proof-of-concept Phase 2 study will evaluate the efficacy and safety of AVP-786 in patients suffering from MDD who have had an inadequate response to commonly prescribed antidepressants, including selective serotonin reuptake inhibitors and serotonin-norepinephrine reuptake inhibitors. The study is expected to enroll approximately 200 patients in the United States. The study will utilize innovative methodologies to reduce the placebo response, which is commonly observed in depression trials. Eligible patients will be randomized to receive either AVP-786 or placebo for 10 weeks. The main efficacy measure is the Montgomery-Asberg Depression Rating Scale total score, a standard clinical measure of depression. Secondary outcome measures include assessments of disease severity, activities of daily living, and quality of life. Pharmacokinetics and standard safety assessments will also be conducted.

AVP-825 for the Acute Treatment of Migraine

Migraine represents an area of significant unmet medical need. According to the Centers for Disease Control and Prevention, over 37 million people in the United States suffer from migraine headaches. The triptan class of medications is generally considered the standard of care with over 13 million prescriptions written annually. Sumatriptan is the class leader with a market share of over 50%, making it the most commonly prescribed migraine drug in the U.S. An online survey of over 2,500 frequent migraine sufferers revealed that 66% were dissatisfied with their treatments. As a result, many migraine sufferers are seeking fast-acting, well-tolerated treatment options.

AVP-825 is an investigational drug-device combination product consisting of low-dose sumatriptan powder for the acute treatment of migraine. The powder is delivered intranasally utilizing a novel Breath Powered delivery technology. If approved, AVP-825 would be the first and only fast-acting dry-powder intranasal form of sumatriptan. In March 2014, the FDA accepted our NDA of AVP-825. In November 2014, we received a Complete Response Letter from the FDA, which requested that we assess the root cause(s) of device use errors observed in the previously conducted human factors testing. We are currently working to address these issues and intend to conduct a new human factors study, with input from the FDA, with a goal to respond to the Complete Response Letter in the first half of calendar 2015. The FDA did not find any clinical or non-clinical safety or efficacy issues nor chemistry, manufacturing, and controls (CMC) issues. The FDA did not request that any additional clinical trials be conducted prior to approval.

In June 2014, the Company completed a Phase 3b clinical trial comparing the efficacy and safety of the investigational product AVP-825 22mg to sumatriptan 100mg tablets for the acute treatment of migraines in adults (“the COMPASS study”). The COMPASS study met the primary endpoint for the sum of pain intensity difference at 30 minutes post dose, showing that migraine sufferers achieved greater pain relief within 30 minutes of treatment with 22 mg of the investigational product AVP-825 compared with 100 mg sumatriptan tablet (p<0.0001). In addition, AVP-825 treated migraine sufferers achieved pain freedom in a greater proportion of migraine attacks at 15, 30, 45, 60 and 90 minutes post dose compared with those treated with sumatriptan tablet (p<0.05). In these topline data, several additional secondary endpoints relating to pain relief were also met.

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

Manufacturing

We currently have no manufacturing or production facilities and, accordingly, rely on third parties for commercial and clinical production of our products and product candidates. We obtain the APIs for NUEDEXTA from a sole supplier who is one of several available commercial suppliers. (See Item 1A, “Risk Factors”).

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

The clinical testing program for a new drug typically involves three phases:

•

Phase 1 investigations are generally conducted in healthy subjects. In certain instances, subjects with a life-threatening disease, such as cancer, may participate in Phase 1 studies that determine the maximum tolerated dose and initial safety of the product;

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

Employees

As of December 1, 2014, we employed 484 persons, including 54 engaged in research, development, regulatory and medical affairs activities, 394 in selling and marketing, and 36 in general and administrative functions.

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

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Avanir) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Risks Related to our Pending Acquisition by Otsuka

The conditions under the Merger Agreement to Otsuka’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe.

On December 1, 2014, we entered into the Merger Agreement. The obligation of Otsuka and Acquisition Sub to complete the Offer and consummate the Merger is subject to certain conditions, including (i) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the HSR Act, (ii) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Company Shares then owned by Otsuka, Acquisition Sub and their respective controlled affiliates, represents at least a majority of all then outstanding Company Shares (not including Company Shares tendered pursuant to guaranteed delivery procedures) and (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit the Offer, the acquisition of Company Shares by Otsuka or Acquisition Sub or the Merger within the United States. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on December 2, 2014.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Furthermore, we, our board of directors and Otsuka have been named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors’ actions in connection with the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. See Part I, Item 3. “Legal Proceedings” for more information regarding such lawsuits. If a settlement or other resolution is not reached in these lawsuits and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

The announcement of, or a failure to complete, the Offer and the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement and Otsuka and Acquisition Sub’s commencement of the Offer could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us and Otsuka in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a termination fee (the “Termination Fee”) to Otsuka of $90 million. We are subject to several risks as a result of the announcement of the Merger Agreement and the Offer, including, but not limited to, the following:

•

If the Offer and the Merger are not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Offer and the Merger will be completed;

•	Certain costs related to the Offer and the Merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not completed;

•

Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•	The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the completion of the Offer and the Merger;

•	Sales of Nuedexta may be negatively impacted if we experience sales force turnover or if the sales force activity is reduced as a result of the announcement of the Offer and the Merger;

•	A failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally; and

•

Third parties may determine to delay or defer purchase decisions or contractual arrangements with regard to our products and product candidates or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Otsuka the Termination Fee.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value to our stockholders than the Offer. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

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

Although NUEDEXTA has been approved for marketing, our ability to generate significant revenue in order to reach profitability in the near term is entirely dependent upon our ability to continue the successful commercialization of NUEDEXTA. To continue to be successful we must:

•	maintain successful sales, marketing and educational programs for our targeted physicians and other health care providers;

•	raise patient and physician awareness of PBA and encourage physicians to screen patients for the condition;

•	minimize employee turnover in the increasing competitive market for sales and marketing employees in the CNS space;

•	obtain adequate reimbursement for NUEDEXTA from a broad range of payers; and

•	maintain and defend our patent protection and maintain regulatory exclusivity for NUEDEXTA.

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

We have experienced significant net losses and negative cash flows from operations and we expect our negative cash flow from operations to continue until we are able to generate substantially higher revenues from sales of NUEDEXTA for the long-term. As of September 30, 2014, we had an accumulated deficit of approximately $551.0 million. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our commercialization activities for NUEDEXTA. We may continue incurring net losses for the foreseeable future as we continue to grow NUEDEXTA sales, invest in the development of AVP-923 and AVP-786, seek to commercialize NUEDEXTA in the European Union (“EU”), and seek FDA approval and subsequently commercialize AVP-825.

Our ability to generate revenue and achieve profitability in the near term is dependent on our ability, alone or with partners, to successfully market NUEDEXTA for the treatment of patients with PBA in the United States. We expect to continue to spend substantial amounts on the ongoing marketing of NUEDEXTA domestically for the treatment of PBA, invest in Europe to commercialize NUEDEXTA, and seek regulatory approvals for use of NUEDEXTA in other geographic markets and indications. As a result, we may be unable to generate sufficient revenue from product sales to become profitable or generate positive cash flows.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “America Invents Act”), was signed into law. The final substantive provisions of the America Invents Act, including the first-to-file system, became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed and prosecuted and may also affect patent litigation. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, covered business method reviews, and post grant reviews. These proceedings are conducted before the Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. Because the standard of review for certain of these proceedings may differ from the standard in patent litigation, the success of the Company in defending its patents in a court proceeding does not necessarily preclude a subsequent challenge of the same patents under the America Invents Act. As a result, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The validity, enforceability and scope of our core patents may also be challenged as a result of abbreviated new drug application (“ANDA”) filings from generic drug companies or through post-grant proceedings before the U.S. Patent and Trademark Office outside of the auspices of the America Invents Act. An adverse outcome in any future challenge to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from any future products. More broadly, investors should be aware that the pharmaceutical industry is highly competitive.

Our ability to compete in this space involves various risks relating to our intellectual property, including:

•	our patents may be found to be invalid and unenforceable or insufficiently broad to block the introduction of a generic form;

•	the claims in any of our pending patent applications may not be allowed and/or our patent applications may not be granted;

•

we or our licensors or partners might not have been the first to invent or file, as appropriate, subject matters covered by our issued patents or pending patent applications or the pending patent applications or issued patents of our licensors or partners;

•	competitors may develop similar or superior technologies independently, duplicate our technologies, or design around the patented aspects of our technologies;

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of our patents, or for which we are not licensed under our license agreements;

•	others may independently develop similar or alternative products without infringing our intellectual property rights;

•	we may not develop additional proprietary products that are patentable;

•

our issued patents may not cover our competitors’ products and the issued patents of our licensors or partners may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	our issued patents and the issued patents of our licensors or partners may be vulnerable to legal challenges as a result of changes in applicable law;

•	the patents of others may have an adverse effect on our business;

•	any of our issued patents may not provide us with significant competitive advantages; and

•	we may not be able to secure additional worldwide intellectual property protection for our patent portfolio.

The existence of a patent will not necessarily prevent other companies from developing similar or therapeutically equivalent products or protect us from claims of third parties that our products infringe their issued patents, which may require licensing and the payment of significant fees or royalties. Competitors may successfully challenge our patents, produce similar products that do not infringe our patents, or manufacture products in countries where we have not applied for patent protection or that do not respect our patents. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents, our licensed patents or in third party patents.

If our employees, consultants, advisors and partners develop inventions or processes independently, or jointly with us, that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Enforcing a claim that a third party illegally obtained and is using any of our inventions is expensive and time-consuming, and the outcome is unpredictable. In addition, our competitors may independently develop equivalent knowledge, methods and know-how.

Our research and development collaborators may have rights to publish data and other information to which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. While the ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to contractual limitations, these contractual provisions may be insufficient or inadequate to protect our trade secrets and may impair our patent rights. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our innovations and other confidential information, then our ability to obtain patent protection or protect our proprietary information may be jeopardized. Moreover, a dispute may arise with our research and development collaborators over the ownership of rights to jointly developed intellectual property. Such disputes, if not successfully resolved, could lead to a loss of rights and possibly prevent us from pursuing certain new products or product candidates.

An adverse outcome with respect to any of these risks could adversely affect our ability to generate significant product revenue or become profitable.

We have received notices of ANDA filings for NUEDEXTA submitted by six generic drug companies. These ANDA filings assert that a generic form of NUEDEXTA would not infringe our FDA Orange Book listed patents and/or those patents are invalid. Although we have prevailed on certain of these matters at the district court level, this decision has been appealed. The litigation has been costly and time consuming and, depending on the outcome of any appeal, we may face competition from lower cost generic or follow-on products in the future.

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

We have received Paragraph IV certification notices from six separate companies contending that our patents listed in the Orange Book (U.S. Patents 7,659,282, 8,227,484 and RE 38,115, which expire in August 2026, July 2023 and January 2016, respectively) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of NUEDEXTA. In response to these notices, we filed suit against all of the generic drug companies to defend our patent rights. We have entered into settlement agreements with five of the companies to resolve pending patent litigation in response to their ANDAs seeking approval to market generic versions of NUEDEXTA capsules. The settlement agreements grant the five companies the right to begin selling a generic version of NUEDEXTA on July 30, 2026, or earlier under certain circumstances. The parties also filed stipulations and orders of dismissal with the United States District Court for the District of Delaware which conclude the litigation with respect to the five companies. On April 30, 2014, the United States District Court for the District of Delaware issued an Order finding our latest to expire patents to be valid and infringed. On May 14, 2014, the Court issued a Judgment in favor of Avanir and a permanent injunction enjoining Par from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ’282 Patent and ’484 Patent. The Judgment also ordered that the FDA shall not approve Par’s generic product earlier than the latest date of expiration of the ’282 Patent and ’484 Patent, August 13, 2026. On August 20, 2014, the United States District Court for the District of Delaware entered its Final Judgment triggering the appealability of the underlying decision. On September 11, 2014, Par filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit pertaining to the district court’s Order.

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

A Phase 2 and Phase 3 clinical trial of AVP-825 for the acute treatment of migraine have been completed and we have filed an NDA with previously completed studies with the reference drug, sumatriptan, utilizing the FDA’s

505(b)(2) pathway. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of the Phase 3 clinical trial and our NDA filing. In November 2014, we received a Complete Response Letter from the FDA, which requested that we assess the root cause(s) of device use errors observed in the previously conducted human factors testing. We are currently working to address these issues and intend to conduct a new human factors study, with input from the FDA, with a goal to respond to the Complete Response Letter in the first half of calendar 2015.

Although the FDA did not request in the Complete Response Letter that any additional clinical trials be conducted prior to approval, it is possible that the FDA may issue an additional Complete Response Letter or otherwise require us to conduct additional non-clinical, clinical or chemical manufacturing control-related studies before we gain approval for AVP-825. Prior to approving a new drug, the FDA generally requires that the efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial and / or on the basis of referencing data generated previously with the reference drug under the 505(b)(2) application process. If the FDA determines that the clinical trials already conducted do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or do not reflect an acceptable risk-benefit profile or if the FDA requires us to conduct additional clinical trials in order to gain approval, we may incur significant additional development costs and commercialization of AVP-825 would be prevented or delayed and our business would be adversely affected. AVP-825 is classified as a new drug-device combination which requires additional conditions to be satisfied for FDA approval beyond what is required for other drug products. Delays in obtaining regulatory approval for AVP-825, or the issuance of additional Complete Response Letters, would, among other consequences, delay the commercialization of AVP-825 and adversely affect our ability to generate revenue.

In addition, this Breath Powered intranasal device has not been previously reviewed or approved by the FDA and therefore, it is possible that other issues may arise during the review process which could delay or preclude the approval and require additional capital investment. In addition, we have limited experience obtaining FDA approval for drug-device combinations.

We established a joint steering committee, a joint intellectual property committee and joint development committee which will give OptiNose, our partner we license AVP-825 from, input on matters related to development of AVP-825 and intellectual property related to the product. As a result, our success depends partially on the success of OptiNose in performing its responsibilities and enforcing their intellectual property rights.

There can be no assurance that we will be able to successfully manufacture, distribute and commercialize AVP-825, including adequate sales, marketing, distribution and manufacturing capabilities. If we are unable to successfully commercialize AVP-825, our ability to generate significant revenue and achieve product launch timelines may be adversely affected.

We are primarily responsible for the manufacturing and distribution of AVP-825. We will utilize third parties to manufacture, package and distribute AVP-825. We have limited experience with the manufacturing and regulatory approval of nasal delivery devices. We have no experience in manufacturing AVP-825 in commercial quantities. Currently, we have sole suppliers for AVP-825 drug product and device components. Any delays or difficulties, including the purchase of manufacturing equipment, entering into manufacturing and supply agreements, obtaining API or in the manufacturing, packaging or distribution of AVP-825, could negatively affect our sales revenues as well as delay FDA approval or launch timing.

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

We are developing AVP-786, an investigational drug product containing deuterium-modified dextromethorphan for the potential treatment of neuropsychiatric disorders including major depressive disorder and agitation in patients with Alzheimer’s disease. It is possible that studies of AVP-786 may not produce similar results to those observed in studies of AVP-923 or favorable results. Future studies utilizing AVP-786 carry certain risks.

We have licensed exclusive, worldwide rights to develop and commercialize deuterium-modified dextromethorphan compounds for the potential treatment of neurologic and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds. The goal of the AVP-786 program is to deliver therapeutically effective levels of deuterium-modified dextromethorphan, but with a reduction in the need for an enzyme inhibitor such as quinidine. Although we believe that a drug product containing deuterium-modified dextromethorphan will allow us to significantly reduce the level of quinidine, we are not certain that the reduction in quinidine will result in improved safety and similar efficacy.

We completed pharmacokinetic studies with AVP-786 and, based on these data, we identified a formulation of AVP-786 to move forward into clinical studies. To date, we have had no discussions with the EMA regarding AVP-786. Although the FDA has agreed to allow us to reference the extensive data generated during the AVP-923 development programs in support of the AVP-786 development programs and regulatory filings, there can be no assurance that:

•	the FDA will continue to allow us to reference data generated during the AVP-923 development programs in this fashion;

•	the FDA will allow us to continue on an expedited development pathway for AVP-786 for additional indications including agitation in patients with Alzheimer’s disease;

•	the FDA will allow us to advance directly into a phase 3 program with AVP-786 for the treatment of agitation in patients with Alzheimer’s disease;

•	the EMA will allow us to reference data generated during the AVP-923 development program;

•	we will be successful developing this investigational drug; or

•	we will obtain regulatory approval domestically or internationally.

In addition, our initial discussions regarding the development of AVP-786 have been with the FDA’s Division of Neurology. There can be no assurance that other divisions at the FDA will agree with the expedited development plan discussed with the Division of Neurology.

Additionally, we established a joint steering committee and a joint patent committee which will give Concert, our partner we license an active pharmaceutical ingredient (“API”), deuterium-modified dextromethorphan, used in AVP-786 from, input on development and patent prosecution for a period of time. As a result, our success depends partially on the success of Concert in performing its responsibilities.

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

We have experienced significant operating losses due to costs associated with funding the research, development, clinical testing and commercialization of NUEDEXTA and our drug candidates. We expect to continue to incur substantial operating losses for the foreseeable future as we continue to expand our commercialization efforts for NUEDEXTA in the U.S. and in European markets, continue to develop AVP-923 and AVP-786, and seek FDA approval and subsequently commercialize AVP-825. Although we had approximately $274.5 million in cash and cash equivalents, restricted cash and cash equivalents, and restricted investments as of September 30, 2014, we currently do not have sufficient revenue from NUEDEXTA or other sources of recurring revenue or cash flow from operations to sustain our operations and it is possible that we may not be able to achieve profitability with our current capital resources.

In light of our substantial long-term capital needs, we may need to partner our rights to NUEDEXTA (either in the U.S. or outside the U.S.) or raise additional capital in the future to finance our long-term operations, until we are able to generate sufficient revenue from product sales to fund our operations. Based on our current loss rate and existing capital resources as of the date of this report, we estimate that we have sufficient funds to sustain our operations at their current and anticipated levels for at least the next 12 months, which includes the costs associated with the ongoing commercialization of NUEDEXTA for the treatment of PBA in the U.S. and European markets, and seeking FDA approval and subsequently commercialize AVP-825. Although we expect to be able to raise additional capital if needed, there can be no assurance that we will be able to do so or that the available terms of any financing would be acceptable to us. If we are unable to raise additional capital to fund future operations, we may experience significant delays or cutbacks in the commercialization of NUEDEXTA and may be forced to further curtail our operations.

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

Even if we successfully secure our intellectual property rights, third parties, including other biotechnology or pharmaceutical companies, may allege that our technology infringes on their rights. In addition, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights, or that we or such partners are infringing, misappropriating or otherwise violating other intellectual property rights, and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. Intellectual property litigation is costly, and even if we were to prevail in such a dispute, the cost of litigation could adversely affect our business, financial condition, and results of operations. Litigation is also time consuming and could divert management’s attention and resources away from our operations and other activities. If we were to lose any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms, or at all. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a competitor’s patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse effect on our business, financial condition and results of operations.

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

If the patents that cover NUEDEXTA expire or have been invalidated, generic drug companies would be able to introduce competing versions of the drug. If we are unsuccessful in defending our patents against generic competition, our long-term revenues from NUEDEXTA sales may be significantly less than expected, we may have greater difficulty finding a development partner or licensee for NUEDEXTA and the costs to defend the patents would be significant.

In Europe, based on the European Commission’s Article 14(11) of Regulation (EC) No. 726/2004, NUEDEXTA qualifies for ten years of regulatory data protection. Similar to the U.S., market exclusivity provisions provide for a maximum five-year extension for certain patents through the granting of Supplementary Protection Certificates. Although all countries in the European Union are required to provide Supplementary Protection Certificates that come into force after expiry of the patent upon which they are based, no unified cross-recognition exists. Applications for Supplementary Protection Certificates must be filed with each country’s patent office and approved on a country-by-country basis. Although we believe that NUEDEXTA will qualify for this extension and we have applied for Supplementary Protection Certificates, we cannot assure you that NUEDEXTA will be granted any Supplementary Protection Certificates nor, if a Supplementary Protection Certificate is granted, that the term of the extension will be five years.

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

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We face uncertainty related to healthcare reform, pricing, coverage and reimbursement, which could reduce our revenue.

In the United States, President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which is expected to substantially change the way health care is financed by both governmental and private payers. PPACA provides for changes to extend medical benefits to those who currently lack insurance coverage, encourages improvements in the quality of health care items and services, and significantly impacts the U.S. pharmaceutical industry in a number of ways, further listed below. By extending coverage to a larger population, PPACA may substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes, as well as other changes that may be made as part of deficit and debt reduction efforts in Congress, could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as the creation of a government-sponsored healthcare insurance source, or some combination of both. Such restructuring of the coverage of medical care in the United States could impact the extent of coverage and reimbursement for prescribed drugs, including our product candidates, biopharmaceuticals, and medical devices. We expect that the PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry in general and on our ability to maintain or increase our product sales, successfully commercialize our product candidates or could limit or eliminate our future spending on development projects. Some of the specific PPACA provisions, among other things:

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

A significant portion of our sales of NUEDEXTA come from patients who are covered under a third party reimbursement plan. Any adverse change in reimbursement policy affecting patients could potentially result in a change in patient co-payments. For example, if a third party payor placed NUEDEXTA in a specialty tier, it could potentially result in a transition from a patient co-payment plan to a co-insurance plan for NUEDEXTA. Any adverse change in reimbursement policy, including the changes described above, may have a material and adverse impact on our business.

If future coverage and reimbursement for NUEDEXTA, products that we co-promote or any other approved product candidates, if any, is substantially less than we project, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. Sales of NUEDEXTA for treatment of patients with PBA will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. Accordingly, coverage and reimbursement may be uncertain. Adoption of NUEDEXTA by the medical community may be limited if third-party payers will not offer coverage. Cost control initiatives may decrease coverage and payment levels for NUEDEXTA and, in turn, the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers to NUEDEXTA. Any denial of private or government payer coverage of NUEDEXTA could harm our business and reduce our revenue.

To help patients afford our medicines, we have various programs to assist them, including a patient assistance program and a co-pay coupon assistance program for NUEDEXTA for commercial payers. The co-pay coupon programs of other pharmaceutical manufacturers have been the subject of legal challenges under a variety of federal and state laws, and our co-pay assistance program could become the target of similar lawsuits. In September 2014, the Office of Inspector General of the U.S. Department of Health and Human Services issued a Special Advisory Bulletin that pharmaceutical manufacturers are at risk of sanctions if they fail to take appropriate steps to ensure that their copayment coupons do not induce the purchase of Federal health care programs items or services, including but not limited to, drugs paid for by Medicare Part D. It is possible that the outcome of the pending litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs, which could result in fewer patients using affected medicines, which could include NUEDEXTA, and therefore could have a material and adverse impact on our revenue, business and financial condition.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care, as well as hold public hearings on these matters. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for our products and the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products and product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

We may be subject to regulatory and investigative proceedings, which may find that our policies and procedures do not fully comply with complex and changing regulations.

While we have established policies and procedures that we believe will be sufficient to ensure that we operate in substantial compliance with applicable laws, regulations and requirements, the criteria are often vague and subject to change and interpretation. We may become the subject of regulatory, enforcement or other investigations or proceedings, and our relationships, business structure, and interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. In addition, any such challenge could require significant changes to how we conduct our business and could have a material adverse effect on our business, regardless of whether it ultimately is successful. If we fail to comply with any applicable laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.

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

The conduct of our business, including the testing, marketing and sale of pharmaceutical products, involves the risk of liability claims by consumers, stockholders, and other third parties including products in which we co-promote. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidate; and

•	decreased demand for our product candidate, if approved for commercial sale.

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

We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal healthcare programs’ Anti-Kickback Statute (as amended by the PPACA, which modified the intent requirement of the Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation), which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers.

In addition, the compliance environment is changing as some states mandate implementation of commercial compliance programs to ensure compliance with these laws.

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers and such information will be made publicly available in a searchable format. Drug manufacturers are required to submit reports disclosing any investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. PPACA also requires pharmaceutical manufacturers and distributors to provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. There has also been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

If our operations are found to be in violation of any of the laws described above or any other domestic or foreign laws or governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Even if we are not found to be in violation of any of the laws described above or any other domestic or foreign laws or governmental regulations that apply to us, any allegations in the public or otherwise regarding, or any action against us for, violation of these laws could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Companies may not promote approved drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Physicians may prescribe approved drug products for off-label uses and such off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments for a given medical condition, the FDA and other regulatory agencies do restrict communications by pharmaceutical companies and their sales representatives regarding information concerning approved products for off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of approved products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted an approved product for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Even when a company is not determined to have engaged in off-label marketing, the allegation from regulatory authorities or market participants that a company like us has engaged in such activities could have a material adverse effect on the company’s business and cause its market price to decline. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange with health care professionals concerning their products.

Risks Related to Reliance on Third Parties

We depend on third parties to manufacture, package and distribute compounds for our drugs and drug candidates. The failure of these third parties to perform successfully could harm our business.

We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute NUEDEXTA and to provide clinical supplies of our drug candidates. We will also utilize third parties to manufacture, package and distribute AVP-825 and AVP-786. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for the APIs for NUEDEXTA, and a sole manufacturer for the finished form of NUEDEXTA. In addition, these materials are custom-made and available from only a limited number of sources. In particular, there may be a limited supply source for APIs in NUEDEXTA. Although we maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations and revenues. Any material disruption in manufacturing could cause a delay in shipments and possible loss of sales. We do not have any long-term agreements in place with our current NUEDEXTA API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with FDA requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing NUEDEXTA could negatively affect our sales revenues, as well as delay our clinical trials of AVP-923 or AVP-786 for future indications. The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

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

Our headquarters, commercial and administrative offices are located in Aliso Viejo, California, where we occupy approximately 69,000 square feet. There is one lease for 61,000 square feet which expires in December 2020 and a separate lease for 8,000 square feet which expires in October 2018.

We lease an additional approximately 30,000 square feet of office space in Aliso Viejo, California which we sublease until the end of the lease in October 2018. We do not intend to renew this lease.

Item 3.	Legal Proceedings

Stockholder Class-Action Litigation Regarding Our Pending Acquisition by Otsuka

Following the announcement of the Merger Agreement on December 2, 2014, five putative stockholder class action complaints have been filed in the Delaware Court of Chancery against the Company, our board of directors, Otsuka and Acquisition Sub challenging the proposed Merger. The actions, brought by named plaintiffs John Kim, filed December 4, 2014; Adeline Speer, filed December 5, 2014; Henri Minette, filed December 5, 2014; Douglas Las Wengell, filed December 5, 2014; and Samuel Shoneye, filed December 9, 2014, allege that members of our board of directors breached their fiduciary duties by agreeing to sell the Company for inadequate consideration, by including terms providing for their continued employment in the post-transaction company, and/or by utilizing deal protection measures that discouraged competing bids. The complaints further allege that the Company, Otsuka, and Acquisition Sub aided and abetted these alleged breaches. Among other remedies, the plaintiffs seek to enjoin the Merger. We and Otsuka believe the allegations in the complaints are without merit and intend to defend vigorously against them.

Additional lawsuits may be filed against the Company, Otsuka, and/or the directors of either company in connection with the Merger.

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

On April 30, 2014, the United States District Court for the District of Delaware issued an Order finding our latest to expire patents to be valid and infringed. On May 14, 2014, the Court issued a judgment in favor of Avanir and a permanent injunction enjoining Par and Impax from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ‘282 Patent and ‘484 Patent. The judgment also ordered that the FDA shall not approve Par’s and Impax’s generic product earlier than the latest date of expiration of the ‘282 Patent and ‘484 Patent, August 13, 2026.

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

On August 20, 2014, the United States District Court for the District of Delaware entered its Final Judgment triggering the appealability of the underlying decision. On September 11, 2014, Par filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit pertaining to the district court’s Order.

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

	Common Stock Price
	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$5.07	$2.62	$3.57	$2.07
Second Quarter	$5.08	$3.05	$3.32	$2.65
Third Quarter	$5.89	$3.02	$4.78	$2.60
Fourth Quarter	$13.09	$5.08	$6.00	$3.98

On December 1, 2014, the closing sales price of our common stock was $15.00 per share.

As of December 1, 2014, we had approximately 24,918 stockholders, including 337 holders of record and an estimated 24,581 beneficial owners. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The following graph compares the cumulative 5-year return provided to a hypothetical stockholder in Avanir Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on October 1, 2009 and its relative performance is tracked through September 30, 2014.

Information About Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below at September 30, 2014 and 2013, and for the fiscal years ended September 30, 2014, 2013, and 2012, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at September 30, 2012, 2011 and 2010, and for the years ended September 30, 2011 and 2010, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein. The quarterly consolidated financial data are derived from unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q.

The following tables include selected consolidated financial data for each of our last five fiscal years and quarterly data for the last two fiscal years. Operating expense includes cost of product sales, cost of research and development services, and cost of government research grant services for all periods presented.

Summary Financial Information

(in thousands except per share amounts and share data)

	Fiscal Years Ended September 30,
Statement of operations data:	2014	2013	2012	2011	2010
Total revenues	$115,029	$75,366	$41,275	$10,496	$2,895
Operating expenses	$161,373	$146,793	$99,677	$71,125	$29,992
Loss from operations	$(46,344)	$(71,427)	$(58,402)	$(60,629)	$(27,097)
Net loss	$(50,436)	$(75,476)	$(59,744)	$(60,632)	$(26,694)
Basic and diluted net loss per share:	$(0.31)	$(0.53)	$(0.45)	$(0.51)	$(0.30)
Basic and diluted weighted average number of shares of common stock outstanding	161,269,021	142,269,399	133,358,571	119,405,230	87,614,420

	September 30,
Balance sheet data:	2014	2013	2012	2011	2010
Cash and cash equivalents	$271,870	$55,259	$69,778	$79,543	$38,771
Restricted cash and cash equivalents and restricted investments	$2,624	$2,270	$2,357	$2,253	$602
Total cash, cash equivalents, restricted cash and cash equivalents, and restricted investments	$274,494	$57,529	$72,135	$81,796	$39,373
Working capital	$268,724	$37,051	$60,596	$70,201	$32,967
Total assets	$306,983	$76,079	$86,012	$89,649	$42,141
Deferred revenues	$—	$1,289	$4,049	$7,791	$8,477
Notes payable, net of debt discount	$—	$29,365	$28,861	$—	$—
Total liabilities	$33,594	$57,608	$49,175	$18,309	$14,135
Stockholders’ equity	$273,389	$18,471	$36,837	$71,340	$28,006

Quarterly statement of operations data for fiscal 2014 (Unaudited):	Fiscal Quarters Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Total revenues	$26,746	$26,947	$28,631	$32,705
Operating expenses	$36,743	$38,722	$40,523	$45,385
Loss from operations	$(9,997)	$(11,775)	$(11,892)	$(12,680)
Net loss	$(10,947)	$(12,678)	$(12,699)	$(14,112)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.08)	$(0.08)
Basic and diluted weighted average number of common shares outstanding	152,100,388	154,633,853	166,016,719	172,232,486

Quarterly statement of operations data for fiscal 2013 (Unaudited):	Fiscal Quarters Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Total revenues	$16,520	$17,434	$19,759	$21,653
Operating expenses	$27,556	$32,917	$30,169	$56,151
Loss from operations	$(11,036)	$(15,483)	$(10,410)	$(34,498)
Net loss	$(12,076)	$(16,527)	$(11,424)	$(35,449)
Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.08)	$(0.24)
Basic and diluted weighted average number of common shares outstanding	136,772,557	139,173,746	145,244,796	147,851,544

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. Our lead product NUEDEXTA® (referred to as AVP-923 during clinical development) is a first-in-class dual NMDA receptor antagonist and sigma-1 agonist. NUEDEXTA, 20/10 mg, is approved in the United States for the treatment of pseudobulbar affect (“PBA”). It is also approved for the symptomatic treatment of PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg. We commercially launched NUEDEXTA in the United States in February 2011 and we are currently assessing plans regarding the potential commercialization of NUEDEXTA in the European Union

The table below shows quarterly net product sales and dispensed prescription data for NUEDEXTA over the past four quarterly periods.

	Three Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net product sales (in thousands)	$23,299	$24,379	$26,540	$31,223
Percentage growth over same quarter in previous year	57%	47%	39%	54%
Total dispensed units (capsules)	2,798,569	2,868,468	3,039,450	3,328,823
Percentage growth over same quarter in previous year	62%	56%	30%	30%

We are studying the clinical utility of AVP-923 in other mood/behavior disorders and movement disorders, including the potential treatment of agitation in patients with Alzheimer’s disease and potential treatment of levodopa-induced dyskinesia in Parkinson’s disease (“LID”). Our Phase 2 LID study is supported by a grant from the Michael J. Fox Foundation. Our Phase 2 study of agitation in Alzheimer’s disease was recently completed and, on September 15, 2014, we announced positive results from this study.

We are also developing AVP-786, an investigational drug product containing deuterium-modified dextromethorphan and quinidine for the potential treatment of neurologic and psychiatric disorders. We completed a pharmacokinetic study with AVP-786 and, based on this data, we have identified a formulation of AVP-786 to move forward into clinical studies. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug (“IND”) application. In August 2014, we initiated a Phase 2 study for AVP-786 as an adjunctive therapy to antidepressants for the treatment of Major Depressive Disorder (“MDD”.)

We are also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder for the acute treatment of migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, we assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. In March 2014, the FDA accepted our New Drug Application (“NDA”) of AVP-825. In November 2014, we received a Complete Response Letter from the FDA, which requested that we assess the root cause(s) of device use errors observed in the previously conducted human factors testing. We are currently working to address these issues and intend to conduct a new human factors study, with input from the FDA, with a goal to respond to the Complete Response Letter in the first half of calendar 2015. The FDA did not find any clinical or non-clinical safety or efficacy issues nor chemistry, manufacturing, and controls (CMC) issues. The FDA did not request that any additional clinical trials be conducted prior to approval.

We entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the agreement will continue for three years following the launch date of the co-promotion activities, unless terminated earlier, pursuant to the terms of the agreement. Under the terms of the agreement, we will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by us above a predetermined baseline. A significant majority of the fee is performance based. Over the three years of the agreement, Avanir could receive up to a maximum of $46.7 million in compensation.

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

In addition to the summary above, additional accomplishments in fiscal 2014 and subsequent to the end of fiscal 2014 through the date of this filing are:

•	We announced positive data for AVP-825 studies:

•

In October 2014, we published the results from TARGET, a pivotal phase 3 study evaluating the efficacy and safety of AVP-825, demonstrating relief of moderate or severe migraine headache as quickly as 15 minutes (19.4% AVP-825 vs. 14.4% placebo device) in subjects receiving AVP-825. A significantly greater proportion of AVP-825 patients reported headache relief at 30 minutes (41.7% vs. 26.9%, P=0.03) and at every time point up to two hours post-dose compared with those using the placebo device (67.6% vs. 45.2%, P=0.002).

•

In June 2014, we announced positive results of our Phase 3b COMPASS trial, a head-to-head study comparing AVP-825 to oral sumatriptan for the acute treatment of migraine. The COMPASS study met the primary endpoint for the sum of pain intensity difference at 30 minutes post dose (SPID30), showing that migraine sufferers achieved greater pain relief within 30 minutes of treatment with 22 mg of the investigational product AVP-825 compared with 100 mg sumatriptan tablet (p<0.0001).

•

In September 2014, we sold 20,930,000 shares of our common stock through a public offering. Gross proceeds were $230.2 million, before deducting underwriting discounts, commissions and offering expenses.

•

In September 2014, we announced positive results from its Phase 2 clinical trial evaluating the safety and efficacy of AVP-923 for the treatment of agitation in patients with Alzheimer’s disease. Treatment with AVP-923 was associated with significantly reduced agitation as measured by the primary endpoint, the agitation/aggression domain score of the neuropsychiatric inventory (NPI) compared to placebo (p=0.00008). The reduction in agitation was observed in both stage 1 (p=0.0002) and stage 2 (p=0.021) of the Sequential Parallel Comparison study design.

•	In August 2014, we enrolled the first patient in our Phase II study to evaluate the efficacy, safety and tolerability of AVP-786 for the adjunctive treatment of major depressive disorder (MDD).

•	In July 2104, we announced positive results from our Phase 4 PRISM II study showing that treatment with NUEDEXTA substantially reduced symptoms of PBA in patients with Alzheimer’s disease/dementia.

•

In the fourth quarter of fiscal 2014, we initiated a sales force expansion adding approximately 80 representatives to focus on the institutional care setting and adding approximately 70 representatives to focus on the retail setting. We currently have approximately 160 representatives focused in the institutional care setting and approximately 142 representatives focused in the retail setting.

•

In April 2014, we announced that the U.S. District Court of Delaware ruled in our favor in our patent infringement lawsuits against Par Pharmaceuticals, Inc. and Impax Laboratories, Inc. in conjunction with their Abbreviated New Drug Applications (“ANDA”s) for generic versions of NUEDEXTA® (dextromethorphan hydrobromide/quinidine sulfate) capsules for the treatment of pseudobulbar affect resulting in exclusivity through 2026.

•	In October 2013, we enrolled the first patient in our Phase II study investigating the use of AVP-923 for the treatment of levodopa-induced dyskinesia in patients with Parkinson’s disease.

Our principal focus is on the commercialization of NUEDEXTA for the PBA indication. We believe that cash and cash equivalents, restricted cash and cash equivalents, and restricted investments of approximately $274.5 million at September 30, 2014, together with funds generated from sales of NUEDEXTA will be sufficient to fund our operations for at least the next 12 months. For additional information about the risks and uncertainties that may affect our business and prospects, please see Item 1A, “Risk Factors.”

Merger Agreement

On December 1, 2014, Avanir entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Otsuka and Acquisition Sub have commenced the Offer. If the Merger is completed, the Company will cease to be a publicly traded company. See further discussion of the Merger in Part I, Item 1. “Business — Merger Agreement” of this Annual Report on Form 10-K and Note 15, “Subsequent Events” in the Notes to Consolidated Financial Statements.

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

Product Sales — NUEDEXTA.    NUEDEXTA is sold primarily to third-party wholesalers who, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. We have entered into agreements with wholesale customers, group purchasing organizations and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. We recognize revenue upon delivery of NUEDEXTA to our wholesalers and other customers.

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

We offer discounts to certain of our customers, including discounts to wholesalers for certain services, cash discounts to customers for the early payment of trade receivables and patient discounts in the form of co-pay assistance for the purchase of NUEDEXTA through the use of coupons. We accrue for discounts based on the contractual terms of agreements with customers and historical experience. The estimated redemption cost of the coupons accrued is based on the historical experience for NUEDEXTA and sell-through data purchased from third parties. Cash discount accruals for early payment of trade receivables are recorded as a contra asset to trade receivables in our consolidated balance sheets. All other discount accruals are recorded in accrued expenses in our consolidated balance sheets.

We participate in various managed care access rebate programs, the largest of which relate to Medicaid, Medicare and commercial insurers. We also incur chargebacks, which are contractual discounts given primarily to federal government agencies and group purchasing organizations. We estimate rebate and chargeback accruals using quantitative factors such as contractual terms of agreements with our customers, historical experience, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. These quantitative factors are supplemented by additional factors such as our judgment with respect to many factors, including but not limited to, current market dynamics, changes in sales trends, an evaluation of current laws and regulations and product pricing. We evaluate percentages of NUEDEXTA sold to qualified patients primarily through analysis of wholesaler and other third party sell-through and research data. Additionally, there is a significant time lag between the date we estimate the accrual and when we actually pay the accrual. Due to this time lag, we record adjustments to estimated accruals over several periods, which can result in a net increase to net loss or a decrease to net loss in those periods. The rebate and chargeback accruals are recorded in accrued expenses in our consolidated balance sheets.

We estimate future returns and record a returns reserve as a reduction to revenue. The returns reserve represents a reserve for NUEDEXTA that may be returned primarily due to product expiration and is estimated based on contractual terms with customers and historical return trends as a percentage of gross sales. The returns reserve is recorded as a contra asset to trade receivables in our consolidated balance sheets. We have experienced annual returns of approximately 1% of gross product sales over the past two years.

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

The following table provides a summary of activity with respect to our sales allowances and accruals during fiscal 2014, 2013, and 2012 (reported in thousands):

	Balance at 9/30/2013	Accruals	Payments/ Credits	Balance at 9/30/2014
Accrued discounts	$891	$8,290	$(8,032)	$1,149
Accrued rebates and chargebacks	3,596	22,187	(17,843)	7,940
Other accrued discounts	26	657	(628)	55

Subtotal	4,513	31,134	(26,503)	9,144
Reserve for doubtful accounts	208	—	(208)	—
Reserve for product returns	—	1,547	(687)	860
Reserve for cash discounts	264	2,432	(2,334)	362

Total	$4,985	$35,113	$(29,732)	$10,366

	Balance at 9/30/2012	Accruals	Payments/ Credits	Balance at 9/30/2013
Accrued discounts	$671	$5,222	$(5,002)	$891
Accrued rebates and chargebacks	1,532	12,976	(10,912)	3,596
Other accrued discounts	28	467	(469)	26

Subtotal	2,231	18,665	(16,383)	4,513
Reserve for doubtful accounts	—	208	—	208
Reserve for cash discounts	147	1,848	(1,731)	264

Total	$2,378	$20,721	$(18,114)	$4,985

	Balance at 9/30/2011	Accruals	Payments/ Credits	Balance at 9/30/2012
Accrued discounts	$245	$2,776	$(2,350)	$671
Accrued rebates and chargebacks	161	3,922	(2,551)	1,532
Other accrued discounts	—	426	(398)	28

Subtotal	406	7,124	(5,299)	2,231
Reserve for cash discounts	41	910	(804)	147

Total	$447	$8,034	$(6,103)	$2,378

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

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If an element can be separated, we allocate amounts based upon the selling price of each element. We determine the selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use third-party evidence of selling price of a similar product or service to a similarly situated customer. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement. We have not entered into any multiple element arrangements that have required us to estimate selling prices during fiscal 2014, 2013 or 2012.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GSK, we recognized royalty revenue in the period in which the threshold was exceeded. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), we recognized revenue when it had determined that the threshold had been exceeded.

When we sell our rights to future royalties under license agreements and also maintain continuing involvement in earning such royalties, we defer recognition of any up-front payments and recognize them as revenues over the life of the license agreement. We recognized revenues for the sale of an undivided interest of our Abreva® license agreement to Drug Royalty USA under the “units-of-revenue method.” Under this method, the amount of deferred revenues recognized in each period was calculated by multiplying the ratio of the royalty payments due to Drug Royalty USA by GSK for the period to the total remaining royalties we expected GSK would pay Drug Royalty USA over the remaining term of the agreement. The GSK license agreement expired in April 2014.

Co-Promotion Arrangements.    We recognize both a fixed monthly fee and a performance fee as revenues from co-promote activities in the fee in the consolidated statements of operations. The fixed monthly fee is recognized ratably over the period earned. The performance fee is recognized when the products sold exceeds a predetermined baseline for the period. The receivable from the co-promotion fee is recorded in other current assets in the consolidated balance sheets.

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

Acquired contractual right.    Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. We consider the future economic benefits from the acquired contractual rights to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized using the straight-line attribution method. As share-based compensation expense recognized in the consolidated statements of operations for fiscal 2014, 2013, and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

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

All long-lived assets for fiscal 2014 and 2013 were located in the United States.

Comparison of Fiscal 2014 and 2013

Revenues (in thousands)

	Year ended September 30,
	2014	2013	$ Change	% Change
REVENUES
Net product sales	$105,441	$70,692	$34,749	49%
Revenues from royalties	2,743	4,454	(1,711)	-38%
Revenues from co-promotion with Merck	6,735	—	6,735	100%
Revenues from research grant services	110	220	(110)	-50%

Total revenues	$115,029	$75,366	$39,663	53%

Total revenues were $115.0 million for the fiscal year ended September 30, 2014 compared to $75.4 million for the fiscal year ended September 30, 2013. The increase in total revenues of approximately $39.6 million was primarily attributed to an increase of 44% in volume for NUEDEXTA net product sales when compared to the same period of the prior year and revenues from our co-promote activities which began in the first quarter of fiscal 2014. Our GSK License Agreement expired in April 2014 and we do not expect any future revenues from royalties under this agreement.

Potential revenue-generating contracts that remained active as of September 30, 2014 include co-promote revenues from our agreement with Merck. Partnering, licensing and research collaborations have been, and may continue to be, an important part of our business development strategy. We may continue to seek partnerships with pharmaceutical companies that can help fund our operations in exchange for sharing in the success of any licensed compounds or technologies.

Operating Expenses (in thousands)

	Year ended September 30,
	2014	2013	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$3,324	$4,002	$(678)	-17%
Cost of research grant services	198	148	50	34%
Research and development	44,004	49,506	(5,502)	-11%
Selling and marketing	77,656	63,202	14,454	23%
General and administrative	36,191	29,935	6,256	21%

Total operating expenses	$161,373	$146,793	$14,580	10%

Cost of Product Sales

In fiscal 2014, cost of product sales was $3.3 million compared to $4.0 million in fiscal 2013. The decrease in cost of product sales is primarily driven by the elimination of royalty expense related to NUEDEXTA effective May 1, 2014, partially offset by an increase in cost of product sales attributable to an increase in the volume of NUEDEXTA net product sales as compared to the same period of the prior year.

Research and Development Expenses

Research and development expenses decreased by approximately $5.5 million for the fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013. The decrease is primarily due to the $20.0 million up-front payment for the in-licensing of AVP-825 paid in fiscal 2013, substantially offset by an increase of $9.8 million in clinical costs, approximately a $3.1 million increase in personnel costs, and an increase of approximately $1.6 million in other costs in fiscal 2014.

Research and Development Expenses by Product

The following table presents the costs attributable to our proprietary research and clinical development programs.

	Inception to Date(1)	Year Ended September 30,
(in thousands)		2014	2013	2012
Product AVP-923(2)	$120,704	$9,972	$13,037	$10,252
Product AVP-786(2)	17,524	10,096	4,890	2,538
Product AVP-825(2)	29,640	8,455	21,007	—
All other costs(3)		15,481	10,572	10,276

Total(4)		$44,004	$49,506	$23,066

(1)	The date of inception varies for each product. For AVP-923, the table includes development costs from October 1, 2000 to present date. However, the development of AVP-923 commenced in 1999. For AVP-786 the date of inception occurred in the second fiscal quarter of 2012. For AVP-825, date of inception occurred in the fourth fiscal quarter of 2013.

(2)	Includes developmental costs such as non-clinical, clinical research, regulatory, supply chain, and other related costs as well as on-going post approval costs such as regulatory, supply chain, post-marketing requirements and other related costs, if applicable.

(3)	Includes unallocated costs such as salaries and wages and certain consulting costs, other outside expenses and medical affairs.

(4)	Excludes unallocated indirect corporate overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $14.5 million for the fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013. The increase is primarily attributed to increased personnel costs of approximately $8.0 million resulting from sales force expansions, which increased our sales force by approximately 30% in the fourth quarter of fiscal 2013 and approximately 85% during the fourth quarter of fiscal 2014, increased marketing costs of approximately $4.6 million and increases in other costs of approximately $1.9 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $6.3 million for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. The increase is primarily attributed to increased personnel costs of approximately $2.6 million, increased rent and related facility costs of approximately $2.0 million related to the relocation of our corporate offices to a larger space, additional expense related the U.S. Branded Prescription Drug Fee of $0.5 million and increases in other costs of approximately $3.2 million, partially offset by a $2.0 million decrease in legal costs.

On July 28, 2014, the IRS issued final regulations for the U.S. Branded Prescription Drug Fee, an annual non-tax deductible fee imposed entities engaged in the business of manufacturing or importing branded prescription drugs (“Covered entities”) enacted by the PPACA. The final regulations accelerated the expense recognition criteria for the fee obligation by one year, from the year in which the fee is paid to the year in which the sales used to calculate the fee occur. This change impacts Covered Entities and resulted in the need for Covered Entities to record an additional expense in 2014 for the fee that would have otherwise been expensed when paid in 2015. We accrued an additional $0.5 million in fiscal 2014 due to this change. This fee associated with this accelerated expense will be paid, as scheduled, in 2015 and therefore had no cash impact in fiscal 2014.

Share-Based Compensation

Total compensation expense for our share-based payments in the fiscal years ended September 30, 2014 and 2013 was approximately $6.7 million and $5.8 million, respectively. Research and development expense in the fiscal years ended September 30, 2014 and 2013 includes share-based compensation expense of approximately $1.3 million and $1.1 million, respectively. Selling and marketing expense in the fiscal years ended September 30, 2014 and 2013 includes share-based compensation expense of approximately $2.1 million and $1.6 million, respectively. General and administrative expense in the fiscal years ended September 30, 2014 and 2013 includes share-based compensation expense of approximately $3.2 million and $3.1 million, respectively. As of September 30, 2014, approximately $15.3 million of total unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.6 years. See Note 10, “Stockholders’ Equity — Employee Equity Incentive Plans,” in the Notes to Consolidated Financial Statements for further discussion.

Interest Expense

For the fiscal year ended September 30, 2014, interest expense was approximately $3.3 million compared to interest expense of $4.1 million for the prior fiscal year.

Loss on Early Extinguishment of Debt

For the fiscal year ended September 30, 2014, we recorded a loss on early extinguishment of debt of approximately $0.8 million resulting from the payoff of a loan agreement we entered into in July 2012.

Net Loss

Net loss was approximately $50.4 million, or $0.31 per share, for the fiscal year ended September 30, 2014, compared to a net loss of approximately $75.5 million, or $0.53 per share for the fiscal year ended September 30, 2013. The decrease in net loss is primarily attributed to increased NUEDEXTA net product sales offset by increased operating expenses.

Comparison of Fiscal 2013 and 2012

Revenues (in thousands)

	Year ended September 30,
	2013	2012	$ Change	% Change
REVENUES
Net product sales	$70,692	$37,075	$33,617	91%
Revenues from royalties	4,454	4,200	254	6%
Revenues from research grant services	220	—	220	—

Total revenues	$75,366	$41,275	$34,091	83%

Total revenues were $75.4 million for the fiscal year ended September 30, 2013 compared to $41.3 million for the fiscal year ended September 30, 2012. The increase in total revenues of approximately $34.1 million was primarily attributed to an increase in volume for NUEDEXTA net product sales which we began promoting commercially in February 2011.

Operating Expenses (in thousands)

	Year ended September 30,
	2013	2012	$ Change	% Change
OPERATING EXPENSES
Cost of product sales	$4,002	$2,120	$1,882	89%
Cost of research grant services	148	—	148	—
Research and development	49,506	23,066	26,440	115%
Selling and marketing	63,202	52,463	10,739	20%
General and administrative	29,935	22,028	7,907	36%

Total operating expenses	$146,793	$99,677	$47,116	47%

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

Selling and Marketing Expenses

Selling and marketing expenses increased by approximately $10.7 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. The increase is primarily attributed to increased personnel costs of approximately $8.4 million resulting from sales force expansion which increased our sales force by 30% and increased marketing and other costs of approximately $2.3 million.

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

Interest Expense

For the fiscal year ended September 30, 2013, interest expense was approximately $4.1 million compared to interest expense of $1.4 million for fiscal year ended September 30, 2012. The increase in interest expense is due to a financing arrangement entered into in June 2012, resulting in fiscal 2013 having a full year of interest expense compared to only four months of interest expense in fiscal 2012.

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

Cash, cash equivalents, restricted cash and cash equivalents and restricted investments, as well as net cash provided by or used in operating, investing and financing activities, are summarized in the table below (reported in thousands).

	September 30, 2014	Change During Period	September 30, 2013	Change During Period	September 30, 2012
Cash, cash equivalents, restricted cash and cash equivalents, and restricted investments	$274,494	$216,965	$57,529	$(14,606)	$72,135
Cash and cash equivalents	$271,870	$216,611	$55,259	$(14,519)	$69,778
Net working capital	$268,724	$231,673	$37,051	$(23,545)	$60,596

	Year Ended September 30, 2014	Change Between Periods	Year Ended September 30, 2013	Change Between Periods	Year Ended September 30, 2012
Net cash used in operating activities	$(48,654)	$16,768	$(65,422)	$(7,764)	$(57,658)
Net cash used in investing activities	(3,405)	(3,043)	(362)	555	(917)
Net cash provided by financing activities	268,670	217,405	51,265	2,455	48,810

Net change in cash and cash equivalents	$216,611	$231,130	$(14,519)	$(4,754)	$(9,765)

Operating activities.    Net cash used in operating activities was approximately $48.7 million in fiscal 2014 compared to approximately $65.4 million in fiscal 2013. Net cash used in operating activities for fiscal 2014 included a net loss of $50.4 million and a $7.1 million use of cash for an increase in net working capital items, partially offset by non-cash items of $8.8 million consisting primarily of share-based compensation expense, depreciation and amortization, loss on early extinguishment of debt, and amortization of debt discount and debt issuance costs. The changes in working capital items reflect an increase in trade receivables of $10.3 million primarily as a result of increasing revenues coupled with extending payment terms for certain customers in exchange for discounted wholesaler fees. This increase is partially offset by an increase in accrued expenses and other liabilities of $3.6 million primarily as a result of increased accrued royalties, rebates, chargebacks and distribution fees due to revenue growth.

Net cash used in operating activities for fiscal 2013 included a net loss of $75.5 million, partially offset by a $2.6 million source of cash for a decrease in net working capital items and by non-cash items of $7.5 million consisting primarily of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs.

Net cash used in operating activities for fiscal 2012 included a net loss of $59.7 million and a $3.7 million use of cash for an increase in net working capital items, partially offset by non-cash items of $5.8 million consisting of share-based compensation expense, depreciation and amortization, and amortization of debt discount and debt issuance costs.

Investing activities.    Net cash used in investing activities was approximately $3.4 million in fiscal 2014, compared to approximately $0.4 million in fiscal 2013. The increase is primarily related to increased purchases of manufacturing equipment for the AVP-825 program, along with increased costs for computer hardware and infrastructure related to the relocation of our corporate office and employee growth.

Net cash used in investing activities in fiscal 2012 was approximately $0.9 million. The decrease in fiscal 2013 when compared to fiscal 2012 is primarily related to a decrease in purchases of property and equipment.

Financing activities.    Net cash provided by financing activities was approximately $268.7 million in fiscal 2014 compared to approximately $51.3 million in fiscal 2013. In fiscal 2014, we raised approximately $295.4 million in net proceeds from the sale of common stock and approximately $3.3 million from the exercise of stock options.

In fiscal 2013, we received net proceeds of approximately $48.8 million from the sale of common stock and approximately $2.5 million from the exercise of warrants and stock options.

In fiscal 2012, we received proceeds from debt, net of issuance costs of approximately $29.6 million In addition, we raised approximately $10.1 million in net proceeds from the sale of common stock and approximately $9.1 million from the exercise of warrants and stock options.

In August 2012, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. On May 7, 2014, we amended our sales agreement with Cowen, and filed with the SEC a prospectus providing for the sale of up to an additional $50.0 million worth of shares of our common stock from time to time in the open market at prevailing prices. On May 9, 2014, we concluded the offering and, accordingly, no further sales of our common stock will be made pursuant to our prospectus dated May 7, 2014. As of September 30, 2014, approximately 19.2 million shares of common stock had been sold under this facility for total gross proceeds of approximately $75.0 million. As of September 30, 2014, approximately $25.0 million remains available on this shelf registration statement.

In July 2013, we filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $55.0 million worth of shares of our common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July and December 2013. As of September 30, 2014, approximately 12.2 million shares of common stock had been sold under this facility for total gross proceeds of approximately $55.0 million. As of September 30, 2014 approximately $95.0 million remains available on this shelf registration statement.

As of September 30, 2014, we have contractual obligations for operating lease obligations, as summarized in the table that follows (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$13,530	$2,149	$4,294	$4,369	$2,718

(1)	Expected sublease payments for our operating lease are netted against the total obligations.

NUEDEXTA License Milestone Payments.    We are party to an exclusive license agreement with the Center for Neurologic Study (“CNS”).

We paid to CNS a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, we have been obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During fiscal 2014, 2013 and 2012, royalties of approximately $2.7 million, $3.5 million and $1.8 million, respectively, were recorded to cost of product sales in the consolidated statements of operations. Effective with the ANDA ruling on April 30, 2014, we no longer have a royalty obligation on revenue generated by sales of NUEDEXTA. Under certain circumstances, we may have the obligation to pay CNS a portion of net revenues received if we sublicense the licensed patent rights to a third party.

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

Under the agreement with Concert, we are obligated to make milestone and royalty payments to Concert based on successful advancement of deuterium-modified dextromethorphan products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 — $6.0 million, $1.5 — $15.0 million, and $25.0 — $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200.0 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of deuterium-modified dextromethorphan products exceeding $1 billion annually. As of September 30, 2014, we have paid $4.0 million for milestones that have been achieved pursuant to this agreement.

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

Under the terms of the agreement, OptiNose received an up-front cash payment of $20.0 million and OptiNose is eligible to receive reimbursement for certain shared development costs and up to an additional $90.0 million in total payments resulting from the achievement of future clinical, regulatory and commercial milestones. As of September 30, 2014, we have paid $2.5 million for milestones that have been achieved pursuant to this agreement. In addition, if approved, we will make tiered royalty payments of a low double-digit percentage of net sales in the United States, Canada and Mexico.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Outlook

We believe that cash, cash equivalents, restricted cash and cash equivalents, and restricted investments of approximately $274.5 million at September 30, 2014, together with funds expected to be generated from sales of NUEDEXTA, will be sufficient to sustain our planned level of operations for at least the next 12 months, which includes the costs associated with the ongoing commercialization of NUEDEXTA for the treatment of PBA in the U.S. and European markets, and seeking FDA approval and subsequently commercialize AVP-825. However, we cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated.

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

As described below, we are exposed to market risks related to changes in interest rates. Because substantially all of our revenue, expenses, and capital purchasing activities are transacted in U.S. dollars, our exposure to foreign currency exchange rates is immaterial. However, in the future we could face increasing exposure to foreign currency exchange rates if we obtain EMA approval to market NUEDEXTA and distribute internationally or purchase additional services from outside the U.S. Until such time as we are faced with material amounts of foreign currency exchange rate risks, we do not plan to use derivative financial instruments, which can be used to hedge such risks. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Interest Rate Sensitivity

Our investment portfolio consists primarily of cash equivalent fixed income instruments invested in government money market funds. The primary objective of our investments in these securities is to preserve principal. We classify our restricted investments, which are primarily certificates of deposit, as of September 30, 2014 as held-to-maturity. These held-to-maturity securities are subject to interest rate risk. Based on our current low yield, any decrease in interest rates is not likely to have a material effect on interest income.

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

In connection with that evaluation, our CEO and Vice President, Finance concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of September 30, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and related COSO guidance. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report, which is set forth at page F-3.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The names of our directors, their ages and their positions with the Company as of December 1, 2014 are set forth below.

Nominee / Director Name and Year First Became a Director	Age	Position(s) with the Company
Keith A. Katkin (2007)	43	President, Chief Executive Officer, Director
Craig A. Wheeler (2005)	54	Chairman of the Board of Directors
Hans E. Bishop (2012)	50	Director
Mark H. Corrigan, M.D. (2014)	57	Director
David J. Mazzo, Ph.D. (2005)	57	Director
Corinne H. Nevinny (2013)	54	Director
Dennis G. Podlesak (2005)	56	Director

Keith Katkin.    Mr. Katkin was appointed President and Chief Executive Officer of Avanir and was elected as a member of the Board of Directors in March of 2007. From July 2005 until March 2007, Mr. Katkin served as Senior Vice President of Sales and Marketing. Prior to joining Avanir, Mr. Katkin previously served as Vice President, Commercial Development for Peninsula Pharmaceuticals, playing a key role in the management and ultimate sale of the company to Johnson & Johnson in 2005. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Amgen and Abbott Laboratories. Mr. Katkin also served as strategic advisor to Cerexa, a pharmaceutical company that was sold to Forest Laboratories in 2007. Mr. Katkin currently serves on the board of directors of Brain Injury Associates of America, a non-profit organization dedicated to people with brain injury and their families and Carbylan Therapeutics a private company focused on the development and marketing of device/drug combination products based on novel, chemically engineered polymer systems incorporating hyaluronic acid. Mr. Katkin received a B.S. degree in Business and Accounting from Indiana University and an M.B.A. degree in Finance from the Anderson School of Management at UCLA, graduating with honors. Mr. Katkin became a licensed Certified Public Accountant in 1995.

Craig A. Wheeler    has served as our Chairman of the Board since May 2007 and currently serves as a member of our Audit Committee and Chairperson of each of our Corporate Governance Committee and Executive Committee. Mr. Wheeler serves as a director and as Chief Executive Officer of Momenta Pharmaceuticals, Inc. Prior to joining Momenta in August 2006, Mr. Wheeler was President of Chiron BioPharmaceuticals for five years, a division of Chiron Corporation, until it was acquired by Novartis AG in 2006. In this position he was responsible for all aspects of the division including commercial, research, development and manufacturing. Mr. Wheeler serves on the board of directors for the Generic Pharmaceutical Associates (GPHA) and is a member of their executive committee. He currently serves on the Cornell Biomedical Engineering Advisory Board, and serves on the Gene Partnership Advisory Board for the Children’s Hospital of Boston. Mr. Wheeler holds B.S. and M.S. degrees in chemical engineering from Cornell University and an M.B.A. degree from the Wharton School of the University of Pennsylvania, where he majored in marketing and finance. Mr. Wheeler’s experience within the pharmaceutical industry and his management experience at other companies in the biotechnology industry make him a valuable member of our Board.

Hans E. Bishop    has served on the Board of Directors since May 2012. Mr. Bishop is the chief executive officer of Juno Therapeutics, an oncology company, and also currently serves as an Executive in Residence with Warburg Pincus, a private equity investment firm. Prior to joining Juno Therapuetics, Mr. Bishop was the chief operating officer of Photothera Inc., a late-stage medical device company, from February 2012 until October 2013. Prior to joining Photothera Inc., Mr. Bishop served as Executive Vice President and Chief Operating Officer at Dendreon Corporation from January 2010 to September 2011. His previous roles have included President of the specialty medicine business at Bayer Healthcare Pharmaceuticals Inc. from December 2006 to January 2010, where he was responsible for a diverse portfolio of neurology, oncology and hematology products, growing the division into a €3 billion global franchise. Mr. Bishop also held various positions at Chiron Corporation, Glaxo Wellcome, and SmithKline Beecham. In addition, he served as Executive Vice President of operations with a global telecom service company. Mr. Bishop served as chairman of the board of Genesis Biopharma, Inc., a biotechnology company, from January 2012 until November 2012. Mr. Bishop received a B.S. degree in chemistry from Brunel University in London. Based on Mr. Bishop’s experience within the pharmaceutical industry and his executive experience at other companies in the biotechnology industry, the Board believes Mr. Bishop has the appropriate set of skills to serve as a member of our Board.

Mark H. Corrigan, M.D.    has served as a member of the Board since March 2014 and currently serves as Chairperson of our Science Committee and as a member of our Corporate Governance Committee. Dr. Corrigan is Chairman of the Board of Epirus Biopharmaceuticals, Inc. a public biopharmaceutical company, and from 2010 to 2014, he previously served as a Director, President and Chief Executive Officer of Zalicus Inc. prior to their merger with Epirus Biopharmaceuticals in July 2014. He also served as a Director of Zalicus and its progenitor companies since December 2006. Prior to Zalicus, Dr. Corrigan joined the specialty pharmaceutical company Sepracor Inc. in 2003 (now known as Sunovion Pharmaceuticals, Inc.) and served as their Executive Vice President of Research and Development until December 2009. Prior to joining Sepracor, Dr. Corrigan spent 10 years with Pharmacia & Upjohn, a pharmaceutical company acquired by Pfizer, Inc. where he served most recently as group vice president of Global Clinical Research and Experimental Medicine. Before Dr. Corrigan entered the pharmaceutical industry, he spent five years in academic research at the University of North Carolina, School of Medicine, focusing on psychoneuroendocrinology. Dr. Corrigan also serves on the board of directors of Cubist Pharmaceuticals, Inc. Dr. Corrigan holds a B.A. and an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University.

David J. Mazzo, Ph.D.    has served as a member of the Board since July 2005 and he currently serves as Chairperson of our Compensation Committee and as a member of our Science Committee. From August 2008 through October 2014, he served as President, Chief Executive Officer and member of the board of Regado Biosciences, Inc., a publicly traded, U.S.-based biopharmaceutical company developing novel aptamer-reversal agent pairs initially in the area of injectable antithrombotics. From April 2007 through March 2008, Dr. Mazzo served as President and Chief Executive Officer and member of the board of Æterna Zentaris, Inc., a global biopharmaceutical company with products and a therapeutic focus in the areas of oncology and endocrinology. From April 2003 through March 2007, Dr. Mazzo served as President and Chief Executive Officer and member of the board of Chugai Pharma USA, a pharmaceutical company. Dr. Mazzo has spent more than 28 years in the pharmaceutical industry and has held positions of increasing responsibility with Merck, Baxter, Rhône-Poulenc Rorer, Hoechst Marion Roussel and Schering-Plough. Dr. Mazzo holds a B.A. degree in Honors (Interdisciplinary Humanities) and a B.S. degree in Chemistry from Villanova University, as well as an M.S. degree in Chemistry and a Ph.D. degree in Analytical Chemistry from the University of Massachusetts (Amherst). He further complemented his American education as a Research Fellow at the Ecole Polytechnique Fédérale de Lausanne, Switzerland. Dr. Mazzo serves as non-executive Chairman of the board of directors of pSivida, Inc., a global public biopharmaceutical company. Based on Dr. Mazzo’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer at other companies in the biotechnology industry, as well as his service on other boards of directors in the biotechnology industries, the Board believes Dr. Mazzo has the appropriate set of skills to serve as a member of our Board.

Corinne H. Nevinny    joined the Board in March 2013 and currently serves as Chairperson of our Audit Committee and as a member of our Compensation Committee. Ms. Nevinny is currently General Partner of LMNVC LLC, a privately held venture firm, a position she has held since October 2010. From September 2009 to August 2010, Ms. Nevinny served as General Manager, Cardiac Surgery and Vascular, at Edwards Lifesciences Corporation, a leading cardiovascular technology company. Prior to assuming that position, she was President of Global Operations from December 2005 until September 2009. Ms. Nevinny served as Corporate Vice President, Chief Financial Officer and Treasurer of Edwards Lifesciences Corporation from March 2003 until December 2005. From 1998 until 2003, Ms. Nevinny was Vice President and Chief Financial Officer of Tularik, Inc., a biotechnology company. From 1996 until 1998, Ms. Nevinny was Executive Director for the health care group at

Warburg Dillon Read LLC, an investment bank. Ms. Nevinny also serves on the board of directors of Neurocrine Biosciences, Inc. and previously served on the board of directors of Onyx Pharmaceuticals, Inc. from October 2005 until October 2013, both of which are biopharmaceutical companies, as well as three private companies. Ms. Nevinny received a B.S. degree in industrial engineering from Stanford University and her M.B.A. from Harvard Business School. Based on Ms. Nevinny’s experience within the pharmaceutical industry and her executive experience at other companies in the biotechnology industry, the Board believes Ms. Nevinny has the appropriate set of skills to serve as a member of our Board.

Dennis G. Podlesak    joined the Board in March 2005 and currently serves on our Compensation Committee and our Science Committee. Since November 2007, Mr. Podlesak has been a Partner with Domain Associates LLC, a life science focused venture capital firm, and has over 20 years of experience within the pharmaceutical industry. While at Domain, Mr. Podlesak was a Founder and the Chief Executive Officer of Calixa Therapeutics, Inc., a biopharmaceutical company that was acquired by Cubist Pharmaceuticals, Inc. in December 2009. Mr. Podlesak was also the Executive Chairman of Corthera, Inc., a biopharmaceutical company, which was acquired by Novartis AG in January 2010. Prior to Domain, from June 2005 to November 2007, Mr. Podlesak served as the Chief Executive Officer and a member of the board of directors of Cerexa, Inc., a biotechnology company. Cerexa, Inc. became a wholly owned subsidiary of Forest Laboratories after being acquired by Forest in January 2007. Prior to Cerexa, from 2004 to 2005, Mr. Podlesak served as the Chief Executive Officer and as a member of the board of directors of Peninsula Pharmaceuticals and, in June 2005, Mr. Podlesak led the sale of Peninsula to Johnson & Johnson. Prior to joining Peninsula, Mr. Podlesak served with Novartis AG, a healthcare company, as a Senior Vice President and Head of a North American Business Unit, and as a member of the Pharmaceutical Executive Committee and Global Leadership Team. Earlier in his career, Mr. Podlesak served as Vice President and Head of the CEC division of Allergan, Inc., a healthcare company, and was a member of Allergan’s North American and Global Management Team. Mr. Podlesak spent the first ten years of his career with SmithKline Beecham, a healthcare company (now GlaxoSmithKline plc). Mr. Podlesak has served on a number of public company and private boards, and is currently a member of the board of directors of Adynxx, Inc., a privately held pharmaceutical company, Regado Biosciences, Inc., a publicly traded biotechnology company, RightCare Solutions, Inc., a privately held healthcare technology company, Syndax Pharmaceuticals, Inc., a privately held pharmaceutical company, and Domain Russia Investments Ltd., a private venture capital firm. Mr. Podlesak received a B.A. and an M.B.A. degree from Pepperdine University and has completed postgraduate studies at the Wharton School, University of Pennsylvania. Based on Mr. Podlesak’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer at other successful companies in the biotechnology industry, as well as his service on other boards of directors in the biotechnology industry, the Board believes Mr. Podlesak has the appropriate set of skills to serve as a member of our Board.

Executive Officers and Key Employees

The names of our executive officers and other key employees, their ages and positions within the Company as of December 1, 2014 are set forth below. Officers are elected annually by the Board of Directors and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.

Name	Age	Position
Keith A. Katkin	43	President and Chief Executive Officer
Gregory J. Flesher	44	Senior Vice President, Corporate Development and Chief Business Officer
Rohan Palekar	49	Senior Vice President and Chief Commercial Officer
Joao Siffert, M.D.	50	Senior Vice President, Research and Development, Chief Scientific Officer
Christine G. Ocampo, CPA	42	Vice President, Finance, Chief Accounting Officer and Secretary

Keith Katkin.    Mr. Katkin’s biography is set forth under the heading “Board of Directors.”

Gregory J. Flesher.    Mr. Flesher was appointed Senior Vice President, Corporate Development and Chief Business Officer in February 2011. From August 2007 to February 2011, he served as Vice President of Business Development. From June 2006 to August 2007, he served as Senior Director of Commercial Strategy and, in November 2006, assumed the additional responsibility for Business Development and Portfolio Planning. Prior to joining Avanir, Mr. Flesher held positions as Director of Sales — Hepatology (from 2004 to 2006) and Director of Marketing — Pulmonary (from 2002 to 2004) at InterMune, Inc. Prior to his tenure at InterMune, Mr. Flesher held both oncology and nephrology marketing positions with Amgen Inc., a global biotechnology company, from 1999 to 2002. Mr. Flesher also has global marketing and clinical development experience from Eli Lilly and Company, where he worked from 1995 to 1998. Mr. Flesher graduated from Purdue University with a Bachelor of Science in Biology.

Rohan Palekar.    Mr. Palekar joined Avanir in March 2012 as Senior Vice President and Chief Commercial Officer. Mr. Palekar has over 20 years of experience in the biopharmaceutical industry and has worked on significant brands including Remicade® and Stelara® as well as the investigational therapy MDV3100. Mr. Palekar’s most recent commercial leadership role was as Chief Commercial Officer for Medivation, Inc., a biopharmaceutical company, from January 2008 to September 2011, where he was responsible for all commercial activities, chemistry, manufacturing and controls, medical affairs and public relations functions. Prior to Medivation, Mr. Palekar spent over 16 years at Johnson & Johnson, a diversified healthcare company, from July 1991 to January 2008, in various senior commercial and strategic management roles, most recently as Vice President of Sales & Marketing at Centocor, a subsidiary of Johnson & Johnson, where he successfully launched two new indications for Remicade. Prior to that, Mr. Palekar was the worldwide Vice President of Immunology and held marketing leadership roles at McNeil Consumer and Specialty Pharmaceuticals. Mr. Palekar earned his M.B.A. degree from the Amos Tuck School of Business Administration Dartmouth College, his B.Com. in Accounting from the University of Bombay and his L.L.B. in Law from the University of Bombay.

Joao Siffert, M.D.    Dr. Siffert joined Avanir in August 2011 as Senior Vice President, Research and Development and also became Chief Scientific Officer in December 2012. Dr. Siffert previously served as Vice President and Chief Medical Officer at Ceregene, Inc., a biotechnology company focused on the development of neurotrophic gene therapies for Alzheimer’s and Parkinson’s diseases, from September 2007 to August 2011. Prior to his work at Ceregene, Dr. Siffert served as the Chief Medical Officer at Avera Pharmaceuticals, a CNS specialty pharmaceutical company, from May 2005 to September 2007. Prior to joining Avera, Dr. Siffert held positions with Pfizer (from February 2002 to May 2005) first as a medical director for Relpax and subsequently as the worldwide medical team leader of Lyrica and Neurontin focusing in areas of pain and epilepsy. Prior to Pfizer, Dr. Siffert held academic positions at Beth Israel Medical Center, where he served as director of the Adult Neuro-Oncology program, and Albert Einstein College of Medicine, where he was assistant professor of neurology. Dr. Siffert completed residencies in pediatrics at New York University School of Medicine and in neurology at Harvard Medical School. Dr. Siffert was certified by the American Board of Neurology and Psychiatry in 1996. He holds an M.D. degree from the University of Sao Paulo School of Medicine as well as an M.B.A. degree from Columbia University Business School.

Christine G. Ocampo, CPA.    Ms. Ocampo joined Avanir in March 2007 and currently serves as Vice President, Finance, Chief Accounting Officer and Secretary. Ms. Ocampo has over 20 years of accounting and finance experience, including over 11 years as the head of Finance for publicly-traded companies in the healthcare industry. Prior to her current role, Ms. Ocampo previously served as Avanir’s Vice President, Finance, Chief Compliance Officer and Secretary beginning in February 2008. Prior to Avanir, Ms. Ocampo served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of Cardiogenesis Corporation (now known as CryoLife, Inc.), a publicly-traded medical device company, from November 2003 to April 2006, and as Cardiogenesis’ Vice President, Corporate Controller from May 2001 to November 2003. Prior to Cardiogenesis, Ms. Ocampo held a management role in Finance at Mills-Peninsula Health Systems in Burlingame, California, and served as an auditor for Ernst & Young LLP. Ms. Ocampo graduated with a Bachelor of Science in Accounting from Seattle University in 1994 and became a licensed Certified Public Accountant in 1996.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors and incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. In addition, the Code of Business Conduct and Ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. The Code of Business Conduct and Ethics is available on our website at www.avanir.com. Any waivers from or amendments to the Code of Business Conduct and Ethics will be posted to our website. You may also request a printed copy of our Code of Business Conduct and Ethics, without charge, by writing to us at 30 Enterprise, Suite 400, Aliso Viejo, California 92656, Attn: Investor Relations.

Board of Directors and Committees

Board and Committee Meetings

During fiscal 2014, our Board met 7 times. Each director attended at least 97% of the aggregate of the meetings of the Board and meetings of the committees of which he or she was a member in our last fiscal year. During fiscal 2014, our Board had an Audit Committee, a Compensation Committee, a Corporate Governance Committee, a Science Committee and a Pricing Committee. All members of the Audit, Compensation, Corporate Governance and Science Committees are non-employee directors who are deemed independent.

All members of our Board attended the 2014 Annual Meeting of Stockholders. Although the Company has no formal policies regarding director attendance at annual meetings, all members of the Board are expected to attend the 2015 Annual Meeting.

Board Leadership Structure and Risk Oversight

The positions of Chairman of the Board and Chief Executive Officer are separated, which allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. Our Board believes its administration of its risk oversight function has not affected its leadership structure.

While our Bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our Corporate Governance Guidelines do require that the positions be separate because our Board believes that having separate positions and having an independent outside director serve as Chairman is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. Our separated Chairman and Chief Executive Officer positions are augmented by the independence of six of our seven directors, and our independent Board committees that provide appropriate oversight in the areas described below. At executive sessions of independent directors, these directors speak candidly on any matter of interest, which may be with or without the Chief Executive Officer present. The Board met in executive session 4 times in 2014. We believe this structure provides consistent and effective oversight of our management and the Company.

The Board has overall responsibility for the oversight of the Company’s risk management process, which is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding company-specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for the Company. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. The Board periodically reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for the Company, especially in light of the fact that the Company has a marketed product, as well as a product that the Company is currently co-promoting, and may face additional risk management concerns that it did not face while developing product candidates, such as risk of off-label promotion and other risks associated with marketed products. The Board also delegates oversight to Board committees to oversee selected elements of risk as set forth below.

Board Committees

Audit Committee.    As of December 1, 2014, the Audit Committee was comprised of Ms. Nevinny (Chairperson) and Messrs. Bishop and Wheeler. The Audit Committee selects the Company’s independent registered public accounting firm, approves its compensation, oversees and evaluates the performance of the independent registered public accounting firm, oversees the accounting and financial reporting policies and internal control systems of the Company, reviews the Company’s interim and annual financial statements, independent registered public accounting firm reports and management letters, and performs other duties, as specified in the Audit Committee Charter, a copy of which is available on the Company’s website at www.avanir.com. Additionally, the Audit Committee is involved in the oversight of the Company’s risk management through its practice of having a head of the Company’s different business functions report on risk management issues within his or her respective business division at each quarterly meeting of the Audit Committee. The Audit Committee met 8 times in fiscal 2014. All members of the Audit Committee satisfy the current independence standards promulgated by NASDAQ and the SEC and the Board has determined that Ms. Nevinny qualifies as an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee.    As of December 1, 2014, the Compensation Committee was comprised of Dr. Mazzo (Chairperson), Ms. Nevinny and Mr. Podlesak. The Compensation Committee determines compensation levels for the Company’s executive officers and directors, oversees administration of the Company’s equity compensation plans, and performs other duties regarding compensation for employees and consultants as the Board may delegate from time to time. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the corporate and individual performance goals and objectives relevant to executive compensation and executives’ performance in light of such goals and objectives, and recommends other executives’ compensation levels to the Compensation Committee based on such evaluations. The Compensation Committee considers these recommendations and then makes an independent decision regarding officer compensation levels and awards. The Compensation Committee met 4 times in fiscal 2014. A copy of the Compensation Committee charter is available on the Company’s website at www.avanir.com. All members of the Compensation Committee satisfy the current NASDAQ independence standards.

Corporate Governance Committee.    As of December 1, 2014, the Corporate Governance Committee was comprised of Messrs. Wheeler (Chairperson) and Bishop and Dr. Corrigan. The Corporate Governance Committee oversees the Company’s Code of Conduct, develops and implements policies and processes regarding corporate governance matters, assesses Board membership needs and acts as the Company’s nominating committee by reviewing potential director nominees and recommending nominees to the Board. The Corporate Governance Committee met 4 times in fiscal 2014. A copy of the Corporate Governance Committee charter is available on our website at www.avanir.com. All members of the Corporate Governance Committee satisfy the current NASDAQ independence standards.

Science Committee.    As of December 1, 2014, the Science Committee was comprised of Drs. Corrigan (Chairperson) and Mazzo and Mr. Podlesak. The Science Committee advises management and the Board on scientific and regulatory matters relating to the Company’s drugs and drug candidates, including reviewing medical affairs policies and practices of the Company and reviewing key scientific, clinical and medical aspects of significant proposed business development activities. The Science Committee reviews both pre-clinical studies and clinical trials of Avanir’s research programs, and provides advice on the design, conduct and analyses of these data. The Science Committee is also responsible for reviewing and providing advice on scientific issues relating to drug manufacturing and intellectual property related to Avanir’s scientific research. The Science Committee met 5 times in fiscal 2014.

Pricing Committee.    As of December 1, 2014, the Pricing Committee was comprised of Messrs. Wheeler (Chairperson) and Katkin and Ms. Nevinny. The Pricing Committee held one meeting in fiscal 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based solely on the review of copies of the reports filed with the SEC, all reports required to be filed by our executive officers, directors and greater-than-10% stockholders were timely filed in fiscal 2014.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis describes the material elements of compensation earned in fiscal 2014 by each of the executive officers identified below in the Summary Compensation Table, who are referred to collectively as our “named executive officers.” Our named executive officers with respect to the fiscal year that ended on September 30, 2014 were Keith A. Katkin, President and Chief Executive Officer; Rohan Palekar, Senior Vice President and Chief Commercial Officer; Joao Siffert, M.D., Senior Vice President, Research and Development, Chief Medical Officer; and Christine G. Ocampo, Vice President, Finance, Chief Accounting Officer. These persons constitute our principal executive officer, principal financial officer and two other executive officers serving during fiscal 2014. The 2014 compensation set forth below includes payments that were made, and compensation-related actions that were taken, in the first quarter of fiscal 2015 where these payments and decisions related to performance in fiscal 2014.

Compensation Philosophy and Objectives

Our philosophy in setting compensation policies for executive officers has two fundamental objectives: (1) to attract, motivate and retain a highly skilled team of executives and (2) to align our executives’ interests with those of our stockholders by rewarding short-term and long-term performance and tying compensation to increases in stockholder value. The Compensation Committee believes that executive compensation should be directly linked both to continuous improvements in corporate performance (“pay for performance”) and the achievement of objectives that are expected to increase stockholder value. In furtherance of this goal, the Compensation Committee has established the following guidelines as a foundation for compensation decisions:

•

provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals;

•	align compensation elements with the Company’s annual goals and long-term business strategies and objectives;

•

promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

The Compensation Committee has historically compensated executive officers with three compensation components: base salary, annual incentive bonus and equity-based compensation. The Compensation Committee believes that cash compensation in the form of base salary and an annual incentive bonus provides our executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options, restricted stock and other equity awards aligns the objectives of management with those of our stockholders with respect to long-term performance and success.

Risk Management and Mitigation

In reviewing the compensation structure in fiscal 2014, the Compensation Committee also considered how the Company’s compensation policies may affect the Company’s risk profile and whether compensation policies and practices may encourage risk-taking by employees. More specifically, the Compensation Committee considered the general design philosophy of the Company’s policies for employees whose conduct would be most affected by incentives established by compensation policies. In considering these issues, the Compensation Committee concluded that the use of performance-based bonuses and long-term equity awards did not appear to create undue risks for the Company or encourage excessive risk-taking behavior on the part of named executive officers.

With respect to bonus awards for our executive officers, the amount of an individual’s award depends principally (exclusively, in the case of our Chief Executive Officer) on overall Company performance, which reduces the ability and incentive for an individual to take undue risks in an effort to increase the amount of his or her bonus award for a particular year. The Company’s performance goals are reviewed annually by the Compensation Committee at the beginning of each fiscal year and are considered to be generally of the nature that would not encourage or reward excessive risk taking; these goals are then presented to the full Board for review and approval. Additionally, the Compensation Committee monitors Company performance throughout the year and has the ability to intervene in instances where actions by the Company vis-à-vis Company performance goal attainment would be considered unduly risky to prevent or penalize such actions.

Similarly, the Board reviews and approves annual revenue targets that are believed to be attainable with reasonable effort, which targets then are used to set individual sales goals for our commercial sales force. By providing reasonable but moderately challenging sales targets, while reinforcing our culture of compliance as it relates to legal and acceptable sales practices, the Company believes that individual sales targets for our commercial sales force do not encourage risk-taking by employees, while at the same time tying compensation to performance.

With respect to equity awards, these awards typically vest and become exercisable over a period of four years, meaning that long-term value creation, contrasted with short-term gain, presents the best opportunity for employees to profit from these awards. To the extent that performance-based equity awards are used, the performance achievement(s) that cause subsequent time-based vesting are estimated to be achieved one year from the grant date resulting in the vesting of such awards over a four year period from the grant date. The Company has also adopted certain policies consistent with good corporate governance including stock ownership guidelines to promote executive stock ownership and prohibiting certain trading practices in our stock, including hedging stock ownership, pledging shares of our stock as collateral for loans, and speculative and short-term trading each more fully described below. The Company has not historically used claw-back provisions, although the Compensation Committee will consider whether such a policy might be appropriate in the future to mitigate risk as a fully integrated specialty pharmaceutical company with commercial operations. Additionally, the use of financial-based performance metrics to determine employee compensation may subject those payouts to claw-back penalties under the Dodd-Frank Act, to the extent that there is a subsequent restatement of the financial measure that was used to determine a payout.

Roles in Determining Compensation

Compensation Committee

The Board has delegated to the Compensation Committee the responsibility to ensure that total compensation paid to our executive officers, including named executive officers, is consistent with our compensation policy and objectives. The Compensation Committee oversees and approves all compensation arrangements and actions for our executive officers and other key employees, including the named executive officers. While the Compensation Committee draws on a number of resources, including input from the Chief Executive Officer and independent compensation consultants, to make decisions regarding the Company’s executive compensation program, ultimate decision-making authority rests with the Compensation Committee. The Compensation Committee retains discretion over base salary, annual incentive bonus, equity compensation and other compensation considerations. The Compensation Committee relies upon the judgment of its members in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, operational performance and business responsibilities. In addition, the Compensation

Committee incorporates its independent judgment in the assessment process to respond to and adjust for the evolving business environment. Corporate goals are reviewed annually by the Compensation Committee and then presented to the full Board for review and approval.

Compensation Consultant

The Compensation Committee has retained the services of an external compensation consultant, Radford, an AonHewitt Company (“Radford”). The mandate of the consultant is to assist the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design, benchmarking with the Company’s peers in the industry and other technical considerations including tax-and accounting-related matters. The Compensation Committee regularly evaluates Radford’s independence, as well as its performance, considers alternative compensation consultants and has the final authority to engage and terminate Radford’s services. The decision to engage Radford was not made or recommended by the Company’s management. The Compensation Committee, after a review of the factors set forth in Section 10C-1of the Securities Exchange Act of 1934, has determined that the work performed by Radford in fiscal 2014 and continuing to be performed in 2015 does not present any conflicts of interest.

Chief Executive Officer

The Chief Executive Officer attends Compensation Committee meetings and works with the Compensation Committee Chairman and Radford to develop compensation recommendations for the executive officers (excluding the Chief Executive Officer), based upon individual experience and breadth of knowledge, internal considerations, individual performance during the fiscal year and other factors deemed relevant by the Compensation Committee. The recommendations are then submitted to the Compensation Committee for review and consideration. The Compensation Committee works directly with Radford and the Chairman of the Board to determine compensation actions for the Chief Executive Officer; the Chief Executive Officer does not participate in Compensation Committee discussions relating to his compensation.

Competitive Market Benchmarking

The Compensation Committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program including, but not limited to, industry data compiled yearly by Radford in its Global Life Sciences Survey, which represents a nationally-based assessment of executive compensation widely used within the pharmaceutical and biotechnology industry sectors. While we do not establish compensation levels based solely on benchmarking, pay practices at other companies are an important factor that the Compensation Committee considers in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace. The Compensation Committee adopted a group of peer companies during the third quarter of the 2013 fiscal year and, in fiscal 2014, the Compensation Committee, with the assistance of Radford, revised the group of peer companies to take into account changes in market capitalization and similarities to the Company along the dimensions of competition for talent, phase of development or stage of commercialization, current and potential market capitalization, and number of employees. Our current list of peer companies is comprised of the following companies:

ACADIA Pharmaceuticals	Dyax	Spectrum Pharmaceuticals
Acorda Therapeutics	Halozyme Therapeutics	VIVUS
Aegerion Pharmaceuticals	Horizon Pharma
AMAG Pharmaceuticals	Impax Laboratories
Arena Pharmaceuticals	Isis Pharmaceuticals
Auxilium Pharmaceuticals	Nektar Therapeutics
DepoMed	Sagent Pharmaceuticals

In addition to adopting the above group of peer companies in July 2014 (the “2014 peer group”), the Compensation Committee engaged Radford to conduct a comprehensive benchmarking study reporting on compensation levels and practices, including equity, relative to the 2014 peer group. An Executive Compensation

Assessment report was prepared by Radford in August 2014 that provided a competitive assessment of the Company’s executive compensation program as compared to the market data for base salaries, target total cash compensation and equity compensation of the 2014 peer group. In consideration of the benchmarking data in Radford’s competitive assessment of the Company’s executive compensation programs and the Company’s performance in fiscal 2014, adjustments to compensation were made in the first quarter of fiscal 2015, as described below.

Implementation of Objectives

In fiscal 2014, our executive compensation program consisted of the following forms of compensation, each of which are described below in greater detail:

•	Base Salary

•	Annual Bonus Incentive

•	Equity Compensation

•	Employee Benefit Program

Base Salary

Overview

Our Compensation Committee aims to set executives’ base salaries, in the aggregate, at levels near the 50th percentile of salaries of executives with similar roles as compared to the 2014 peer group. The Compensation Committee believes it is important to provide adequate fixed compensation to our executive officers working in a highly volatile and competitive industry. Our Compensation Committee believes that the 50th percentile for base salaries is generally the appropriate cash compensation level that will allow us to attract and retain highly skilled executives. The Compensation Committee’s choice of this target percentile reflects consideration of our stockholders’ interests in paying what is necessary to achieve our corporate goals, while conserving cash and equity as much as practicable. We believe that, given the industry in which we operate and our compensation philosophy and objectives, base salaries at or near the 50th percentile are generally sufficient to retain our current executives and to hire new executives when and as required. In determining appropriate base salary levels for a given executive officer, the Compensation Committee considers the following factors:

•	individual performance of the executive, as well as our overall performance, during the prior year;

•	level of responsibility, including breadth, scope and complexity of the position;

•	level of experience and expertise of the executive;

•	internal review of the executive’s compensation relative to other executives to ensure internal equity; and

•	executive officer compensation levels at other similar companies to ensure competitiveness.

Salaries for executive officers are determined on an individual basis at the time of hire and are set to be competitive with peer companies in our industry. Adjustments to base salary are considered annually in light of each executive officer’s individual performance, the Company’s performance and compensation levels at peer companies in our industry, as well as changes in job responsibilities or promotion. The Chief Executive Officer assists the Compensation Committee in its annual review of the base salaries of other executive officers based on the foregoing criteria.

Changes in Base Salaries for Fiscal 2015

The Executive Compensation Assessment report prepared by Radford in August 2014 provided a competitive assessment of the Company’s compensation practices as compared to that of the 2014 peer group. Base salary levels for the Company’s executives, in the aggregate, are positioned at levels generally competitive with the 50th percentile of the 2014 peer group and consistent with the Company’s compensation philosophy. Merit increases and any market-based adjustments awarded to executives for fiscal 2014 are consistent with the recommendations presented in the Executive Compensation Assessment report prepared by Radford and competitive with the 2014 peer group.

The following table shows the base salaries for our named executive officers for fiscal 2015, after giving effect to merit-based increases made in November 2014, which were made effective as of October 1, 2014, as well as the average salaries in the 2014 peer group at the 25th, 50th and 75th percentiles.

			Base Salary — Market Data(2)
Name	Title	Fiscal 2015 Base Salary(1)	25th Percentile	50th Percentile	75th Percentile
Keith A. Katkin	President and Chief Executive Officer	$675,000	$580,500	$638,800	$746,100
Rohan Palekar	Senior Vice President, Chief Commercial Officer	$404,478	$344,700	$375,800	$392,400
Joao Siffert, M.D.	Senior Vice President, Research and Development, Chief Medical Officer	$404,613	$391,100	$403,700	$423,300
Christine G. Ocampo	Vice President, Finance, Chief Accounting Officer	$295,267	$237,800	$249,800	$290,000

(1)	Effective as of October 1, 2014.

(2)	Source: Radford’s Executive Compensation Assessment report of August 2014

Fiscal 2014 and 2015 Base Salary Levels for Each Named Executive Officer

Name	Title	Fiscal 2014 Ending Base Salary	Fiscal 2015 Base Salary(1)	Percentage (%) Increase
Keith A. Katkin	President and Chief Executive Officer	$611,773	$675,000	10.3%
Rohan Palekar	Senior Vice President, Chief Commercial Officer	$392,697	$404,478	3.0%
Joao Siffert, M.D.	Senior Vice President, Research and Development, Chief Medical Officer	$382,071	$404,613	5.9%
Christine G. Ocampo	Vice President, Finance, Chief Accounting Officer	$268,425	$295,267	10.0%

(1)	Effective as of October 1, 2014, inclusive of merit-based increase and market-based adjustment (if applicable).

Annual Bonus Incentive

Overview

The Company also provides executive officers with annual performance-based cash bonuses, which are specifically designed to reward executives for overall corporate performance as well as individual performance in a given year. Corporate goals are established at the beginning of each fiscal year by the Compensation Committee with input from senior management and approved by the independent members of the Board. The target annual incentive bonus amounts relative to base salary vary depending on each executive’s accountability, scope of responsibilities and potential impact on the Company’s performance. Accordingly, officers with a higher level of control and accountability will have a greater percentage of their overall cash compensation tied to annual performance-based cash bonus awards. Fiscal 2014 target annual incentive bonus levels ranged from 32.5% to 65.0% of base salary for our named executive officers.

Our Compensation Committee sets annual incentive bonus amounts for executive officers as a percent of base salary generally ranging between the 50th and 75th percentiles of the 2014 peer group.

The target bonuses, as a percentage of base salary, for the named executive officers for fiscal 2014 are set forth in the following table:

Fiscal 2014 Annual Bonus Incentive Levels for Each Named Executive Officer

Name	Title	Target Bonus for Fiscal 2014 (% of Base Salary)
Keith A. Katkin	President and Chief Executive Officer	65.0%
Rohan Palekar	Senior Vice President, Chief Commercial Officer	45.0%
Joao Siffert, M.D.	Senior Vice President, Research and Development, Chief Medical Officer	45.0%
Christine G. Ocampo	Vice President, Finance, Chief Accounting Officer	32.5%

We believe these target bonus levels for our executive officers are appropriate and consistent with our pay-for-performance compensation philosophy and are competitive with the 2014 peer group to attract and retain highly skilled executives, and further align executive compensation with the Company’s annual goals and long-term business strategic objectives. The target bonuses, as a percentage of base salary, for the named executive officers for fiscal 2015 are set forth in the following table:

	Title	Target Bonus for Fiscal 2015 (% of Base Salary)	Target Annual Incentive Bonus — Market Data(1)
			25th Percentile	50th Percentile	75th Percentile
Name
Keith A. Katkin	President and Chief Executive Officer	65.0%	60%	75%	80%
Rohan Palekar	Senior Vice President, Chief Commercial Officer	45.0%	35%	40%	45%
Joao Siffert, M.D.	Senior Vice President, Research and Development, Chief Scientific Officer	45.0%	35%	40%	45%
Christine G. Ocampo	Vice President, Finance, Chief Accounting Officer	32.5%	30%	35%	35%

(1)	Source: Radford’s Executive Compensation Assessment report of August 2014.

The Compensation Committee considers the individual performance of each executive officer and the Company’s overall performance for the preceding fiscal year in deciding whether to award a bonus and, if one is to be awarded, the amount of the bonus. For fiscal 201, the maximum bonus for each executive was 150% of his or her respective target and the minimum bonus, or threshold, for each executive was zero. All executive officers, except for the Chief Executive Officer, are assigned annual incentive bonus targets with 75% of the bonus attributed to corporate performance and 25% based on individual performance. The annual incentive bonus for the Chief Executive Officer is based 100% on overall corporate performance. In addition, the Compensation Committee has the discretion to adjust any bonus award, based on additional considerations of performance and to account for the evolving business environment during the performance year.

At the end of each fiscal year, individual and corporate performance are measured versus plan and a percentage of target is fixed, which then determines the size of the total bonus pool from which annual bonus incentives are to be paid to executive officers. All cash bonuses are awarded retrospectively. Payout dates for all annual incentive bonuses to executive officers are targeted during the first quarter of each fiscal year.

Fiscal 2014 Annual Bonus Incentive

Upon completion of fiscal 2014, the Compensation Committee assessed the Company’s overall performance against the achievement of corporate performance goals established in November 2013. The Compensation Committee then assessed the individual accomplishments of the Company’s executive officers. Performance against each goal is scored by the Compensation Committee on a scale of 0 to 5, with a score of 3 equaling the target goal and resulting in a payout amount that is equal to 100% of the target amount. After determining scores for individual goals, a weighted-average score is computed, using the weighting prescribed at the beginning of the year for each goal. Once a total weighted-average performance score is determined, the funding of the bonus pool is determined from the scale shown below, with the Compensation Committee retaining the discretion as set forth below to adjust individual awards, within certain limits.

Weighted Average Score	Payout Level (Percent of Target Amount)
0	0%
1	0%
2	50%
3	100%
4	125%
5	150%

In fixing the targets for each fiscal year, the Compensation Committee selects performance goals that are considered achievable, but only with a high degree of diligence and success in execution. In accruing for the compensation expense associated with bonuses during each fiscal year, management assumes that the target goals will be achieved (i.e., a score of 3.0), absent a set of circumstances arising during the course of the year that would suggest otherwise.

Set forth below are the general performance goals that were considered by the Compensation Committee in assessing overall performance for the 2014 fiscal year, as well as the relative weighting of these goals and the Compensation Committee’s assessment of achievement for each goal:

NUEDEXTA Net Revenues (weighting 50.0%): This goal set targets for sales performance for NUEDEXTA.

Goal Description: This goal measured the net shipment revenues generated from the sales of NUEDEXTA to wholesalers and other customers in 2014. The targets for sales performance for NUEDEXTA are set as achievable with a reasonable amount of effort.

Results and Scoring: Net NUEDEXTA shipment revenues for fiscal 2014 were $105.4 million. The Compensation Committee determined that the Company’s achievement for the 2014 fiscal year resulted in a score of 1.65.

Clinical Development Goals (weighting 25.0%): These goals established target performance for the Company for the continued development of AVP-923 for additional indications, continuing development of AVP-786, and regulatory progress of AVP-825. The specific goals were as follows:

•	Clinical Development Progress (weighting 10.0%)

Goal Description: This goal measured progress made by the Company in several clinical programs — our AVR-131 study, a Phase II clinical trial of AVP-923, which is an investigational drug that is being studied for the treatment of agitation in patients with Alzheimer’s disease, our PRIME study, a Phase II clinical trial of AVP-923, which is an investigational drug that is being studied for the treatment of central neuropathic pain in patients with multiple sclerosis, our Phase II clinical trial of AVP-923, which is investigational drug that is begin studied for the treatment of levodopa induced dyskinesia in Parkinson’s disease, and an interim analysis of the NUEDEXTA patient registry in PBA patients.

Results and Scoring: Based on the progress of these clinical programs, including the Company’s announcement on September 15, 2014 of positive results of its Phase II clinical trial evaluating the safety and efficacy of AVP-923 for the treatment of agitation in patients with Alzheimer’s disease, the Compensation Committee determined that the Company achieved a score of 5.0 for this goal.

•	AVP-825 NDA (weighting 7.5%)

Goal Description: This goal measured the timely filing of the Company’s New Drug Application (“NDA”) and regulatory progress of AVP-825 for the acute treatment of migraine.

Results and Scoring: The Company announced on March 26, 2014 that the U.S. Food and Drug Administration (“FDA”) had accepted the Company’s New Drug Application (“NDA”) resulting in a PDUFA date of November 26, 2014. On November 26, 2014, the Company announced that the FDA had issued a Complete Response letter to its NDA. Based on the timing of the NDA submission and the FDA’s Complete Response letter, the Compensation Committee determined that the Company achieved a score of 2.0 for this goal.

•	Lifecycle Management (weighting 7.5%)

Goal Description: This goal measured the continued development of AVP-923 and AVP-786 for PBA and additional indications.

Results and Scoring: In July 2014, the Company announced that the FDA accepted the Company’s Investigational New Drug (“IND”) application for a Phase II study assessing the safety and efficacy of AVP-786 and announcing the enrollment of the first patient into a Phase II study to evaluate the efficacy, safety, and tolerability of AVP-786 for the adjunctive treatment of major depressive disorder (“MDD”). The Compensation Committee determined the Company achieved a score of 5.0 for this goal.

Financial Operations (weighting 10.0%): This category of goals focused attention on demonstrating fiscal responsibility through (i) improving the Company’s cash position by the end of the fiscal year while supporting budgeted activities such as the continued commercialization of NUEDEXTA; and (ii) effective budget management, as measured by expenses and working capital at the end of the fiscal year.

•	Fiscal 2014 Net Operating Cash Burn for Budgeted Activities (weighting 5.0%)

Goal Description: The performance metric measures the Company’s aggregate cash expenditures on operations for fiscal 2014. This measure is intended to encourage efficient use of capital, while still achieving the operational goals set forth above, including the commercial operations of NUEDEXTA.

Results and Scoring: In 2014, the Net Operating Cash Burn was approximately $36.9 million resulting in a score of 3.1 on this goal.

•	Cash Position at Year-End of Fiscal 2014 (weighting 5.0%)

Goal Description: The performance metric measures the Company’s cash available at the end of the 2014 fiscal year. This measure is intended to encourage the prudent utilization of cash as well as encourage the Company to seek and select the most efficient financing instrument(s) to appropriately fund on-going operational requirements including the commercial operations of NUEDEXTA.

Results and Scoring: At September 30, 2014, the Company had a cash balance of approximately $271.9 million resulting in a score of 5.0 on this goal.

Corporate Development (weighting 15.0%): This goal targeted enhancing the Company’s clinical and/or product portfolios through licensing or other business development opportunities and achieving a successful resolution to the Company’s patent infringement lawsuit.

•	Corporate Development Initiatives (weighting 5.0%)

Goal Description: This goal measures the Company’s progress in its business development strategy to further expand the Company’s clinical and/or product portfolios through in-licensing and out-licensing opportunities for the U.S. and/or international markets.

Results and Scoring: Based on the business development activities of the Company, the Compensation Committee awarded a score of 2.5 for this goal.

•	ANDA Resolution (weighting 10.0%)

Goal Description: The performance metric measures the extent of the Company’s successful resolution of its patent infringement lawsuit.

Results and Scoring: The Company announced on April 30, 2014 the favorable ruling of the Company’s patent infringement lawsuit upholding the validity of the patents covering NUEDEXTA. The Compensation Committee awarded a score of 5.0 on this goal based on the outcome in this litigation.

Corporate Performance Goal	Weighting%	Scoring of Achievement of Corporate Performance Goal
NUEDEXTA Net Revenues
NUEDEXTA Net Revenues	50.0%	1.65
Clinical Development
Clinical Development Progress	10.0%	5.0
AVP-825 NDA	7.5%	2.0
Lifecycle Management	7.5%	5.0
Financial Operations
Fiscal 2014 Net Operating Cash Burn for Budgeted Activities	5.0%	3.1
Cash Position at Year-End of Fiscal 2014	5.0%	5.0
Corporate Development
ANDA Resolution	10.0%	5.0
Corporate Development Initiatives	5.0%	2.5
Weighted Average Score		2.88

The individual performance goals for Keith A. Katkin, the Company’s Chief Executive Officer, were the same as the overall corporate performance goals for the Company, as the primary responsibility of the Chief Executive Officer is to help ensure the overall success of the Company by executing the Company’s business strategies. All other executive officers are assigned annual incentive bonus targets with 75% of the bonus attributed to corporate performance and 25% based on individual performance. The individual goals for Dr. Siffert, Mr. Palekar, and Ms. Ocampo are discussed below. In addition, as described above, the Compensation Committee has the discretion to adjust any bonus award, based on additional considerations of performance, significant achievements not covered by the annual goals as established at the beginning of the year, and to account for the evolving business environment during the performance year.

The individual performance goals for Rohan Palekar, the Company’s Senior Vice President, Chief Commercial Officer weighted more heavily to the performance goal of NUEDEXTA Contribution Margin. The NUEDEXTA Contribution Margin goal accounted for 55.0% of Mr. Palekar’s individual performance goals. The other 45.0% related to: (i) AVP-825 commercial readiness (15.0%); (ii) providing commercial input to corporate development activities (10.0%); (iii) retention (10.0%) and (iv) compliance enhancements (10.0%).

The individual performance goals for Joao Siffert, the Company’s Senior Vice President, Research and Development, Chief Scientific Officer were similar to the overall corporate performance goals but weighted more heavily to clinical development and regulatory milestones. Specifically, the clinical development and regulatory goals described above under the captions “Clinical Development Progress”, “AVP-825 NDA”, and “Lifecycle Management” accounted for 70% of Dr. Siffert’s individual performance goals. The other 30% related to: (i) providing clinical and medical input to corporate development activities (10.0%); (ii) compliance enhancements (10.0%); and (iii) efficient management of departmental expenditures and resources (10.0%).

With respect to Christine Ocampo, the Company’s Vice President, Finance, Chief Accounting Officer, her individual performance goals were the same as the overall corporate performance goals for the Company and weighed more heavily towards the corporate performance goals of “Fiscal 2014 Net Operating Cash Burn for Budgeted Activities” and “Cash Position at Year-End of Fiscal 2014.”

Dr. Siffert’s, Mr. Palekar’s, and Ms. Ocampo’s level of achievement is determined by the Compensation Committee, based in part on recommendations from the Chief Executive Officer, with input from the Chairman of the Audit Committee.

Achievement of Goals and Relationship to Compensation Awarded

For fiscal 2014, the Compensation Committee determined that the Company’s performance against the corporate performance goals merited a weighted-average score of 2.88 out of 5.0, resulting in a bonus pool equal to 94.0% of the target amount for corporate achievement. With respect to Mr. Katkin and Ms. Ocampo, their bonus award was determined solely based on the Company’s performance against the corporate goals. The Compensation Committee determined that Mr. Palekar achieved an individual score of 2.55 out of 5.0, resulting in a weighted-average annual performance score of 2.80 and that Dr. Siffert achieved an individual score of 3.97 out of 5.0, resulting in a weighted-average annual performance score of 3.06.

In addition to considering the annual individual performance score in determining bonus awards for Mr. Katkin and Dr. Siffert, the Compensation Committee approved special one-time performance payments based on their contributions towards the achievement of the corporate goals related to Research & Development and the ANDA victory providing for 12 years of market exclusivity for NUEDEXTA.

These levels of achievement and special one-time performance payments to Mr. Katkin and Dr. Siffert resulted in the Compensation Committee approving bonus awards for performance in 2014 as set forth in the following table:

Name	Title	Fiscal 2014
Keith A. Katkin	President and Chief Executive Officer	$475,000
Rohan Palekar	Senior Vice President, Chief Commercial Officer	$158,821
Joao Siffert, M.D.	Senior Vice President, Research and Development, Chief Medical Officer	$194,618
Christine G. Ocampo	Vice President, Finance, Chief Accounting Officer	$84,130

Equity Compensation

Overview

Stock Options and Restricted Stock.    As an additional component of our compensation program, executive officers are eligible to receive equity compensation in the form of stock options or restricted stock awards, which may also be granted as awards of restricted stock units. The Compensation Committee has historically granted stock options to executive officers to aid in their retention, to motivate them to assist with the achievement of corporate objectives and to align their interests with those of our stockholders by creating a return tied to the performance of our stock price. In determining the form, date of issuance and value of a grant, the Compensation Committee considers the contributions and responsibilities of each executive officer, appropriate incentives for the achievement of our long-term growth, the size and value of grants made to other executives at peer companies holding comparable positions, individual achievement of designated performance goals, and the Company’s overall performance relative to corporate objectives.

Under the terms of our 2014 Plan, pursuant to which all new equity grants are currently made, the exercise price of any stock options awarded under these plans must be equal to at least 100% of the fair market value of our common stock (the closing sales price on the NASDAQ Global Market) on the date of grant. We do not have any program, plan or obligation that requires us to grant equity awards on specified dates, although historically we have made annual grants to existing officers and employees in the fourth calendar quarter of the year, to new hires on a fixed schedule within one month of the commencement of their employment, and periodically in connection with broader compensation surveys. We also do not have any program, plan or practice to time stock option grants to our executive officers in coordination with the release of material nonpublic information, other than our practice to issue annual option awards in the fourth calendar quarter of the year. Equity awards may occasionally be granted following a significant change in job responsibilities or to meet other special retention or performance objectives. Additionally, executive officers are eligible to receive equity compensation in the form of restricted stock awards, which may also be granted as awards of restricted stock units.

Authority to make equity grants to employees rests with the Compensation Committee. With respect to executive officers, recommendations for equity grants are made by our external compensation consultant, Radford, and then reviewed by the Chief Executive Officer before being sent to the Compensation Committee for review and consideration. The Compensation Committee Chairman has been delegated the authority to review and approve awards to non-officer employees, within limits set by the Compensation Committee. In addition, the Chief Executive Officer has been delegated the authority to review and approve new hire awards if they are consistent with the guidelines approved by the Compensation Committee.

We believe that periodic equity awards serve as useful performance recognition mechanisms with respect to key employees, as most awards are subject to time-based vesting provisions. Our typical equity awards to executive officers (including the named executive officers) have a term of 10 years and vest and become exercisable over a period of four years, with 25% of the underlying shares vesting on the first anniversary of the grant date and the remainder quarterly over the next three years. Occasionally the granting or vesting of an equity award may be made contingent on achievement of certain specific performance conditions. We believe that such periodic equity awards encourage executive officers to remain with the Company and also focus on our long-term performance as well as the achievement of specific performance goals.

Equity Awards

In consideration of the Company’s overall performance against the achievement of corporate goals for fiscal 2014, on November 10, 2014 the Compensation Committee approved annual equity awards for the Company’s executive officers and employees. For the 2014 fiscal year, the Compensation Committee approved granting annual equity awards, generally based on the recommendations presented by Radford in August 2014 with a downward adjustment applied in consideration of the Company’s stock price at the time the Compensation Committee approved the annual equity awards relative to the stock price in August 2014. Further, the Compensation Committee approved awarding the annual equity awards as full-value restricted stock units to the Company’s executive officers and establishing the Grant Date as the date of the approval of annual equity awards by the Compensation Committee that is in accordance with good corporate governance and industry practices. The Compensation Committee consults with Radford and the Chairman of the Board in setting the annual equity award for the Chief Executive Officer. All annual equity awards granted in fiscal 2015 to executive officers, including the Chief Executive Officer, vest and become exercisable over an estimated period of four years. For fiscal 2015, each executive officer received a grant of restricted stock units, with 25% of the underlying shares vesting on each anniversary of the grant date so that the award is fully vested on the fourth anniversary of the grant.

In addition to the annual equity grant awarded in fiscal 2015, the Compensation Committee approved a performance-based grant in the form of restricted stock units, the vesting of which commences over a three-year period following the attainment of certain revenue levels for sales of NUEDEXTA during the 2015 fiscal year or achievement of the Company’s corporate goals related to Research & Development. The performance-based grant is intended to promote executive retention, while tying compensation to the creation of meaningful stockholder value in a fashion that is consistent with the Company’s pay-for-performance philosophy. Time-based vesting will commence upon the achievement of the specified milestone, with 50% of the underlying shares vesting on the first anniversary following the achievement of the performance milestone, which is approximately two years after date of grant for a milestone that is estimated to be achieved in one year from the grant date. Thereafter, the grant vests in two equal installments of 25% of the underlying shares on each of the next two anniversaries so that the award is fully vested on the third anniversary of the achievement of the milestone, which is approximately four years from grant for a milestone that is estimated to be achieved in one year from the grant date.

Stockownership Guidelines

Our executive officers are subject to stock ownership guidelines. The guidelines are designed to align the interests of our executive officers with those of our stockholders by ensuring that our executive officers have a meaningful financial stake in our long-term success. The guidelines established minimum ownership levels by position as set forth below. Our stock ownership guidelines adopted by the Board require equity holdings by our Chief Executive Officer equal to at least three times his annual base salary and require equity holdings by our other executive officers equal to one time their annual base salary. Under the guidelines, covered officers must acquire ownership of target common stock ownership levels by the end of the applicable compliance period which is generally five years from when the guidelines become applicable to a given executive officer. Non-employee directors are also subject to stock ownership guidelines, which can be found below in the section entitled “Director Compensation”.

All shares beneficially owned by the Chief Executive Officer or other executive officers as of applicable the measurement date, including the value of vested restricted stock units and options (with the number of shares underlying vested options being calculated assuming a “net” exercise of each such option), are included for the purposes of determining the value of shares owned under our stock ownership guidelines.

Insider Trading Policy Prohibitions and Hedging Policy

Our Company maintains an Insider Trading Policy that prohibits our officers, directors, employees (including temporary and contract employees) and independent contractors from engaging in certain practices relating to our stock that may encourage speculative behavior or lessen the alignment of long-term interests with our stockholders. These policies include: prohibitions on speculative transactions in our securities, including short sales, sale of “put” or “call” options or other derivative securities directly linked to our equity; prohibiting the use of our equity as a pledge or as collateral in a margin account; and prohibiting transactions that hedge the economic risks of stock ownership.

Employee Benefit Program

Executive officers are eligible to participate in all of our employee benefit plans, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law. In addition, Senior Vice Presidents and above are given access to a health reimbursement account for certain health-related expenses. We also provide vacation and other paid holidays to all employees, including executive officers, all of which we believe to be comparable to those provided at peer companies. These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace. Health, welfare and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Our retirement savings plan (401(k) plan) is a tax-qualified retirement savings plan, pursuant to which all employees, including the named executive officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal Revenue Service. We have historically made contributions of up to 50% of the first 4% of salary contributed to the plan. The value of these benefits for each of our named executive officers is reflected in the “All Other Compensation” column of the Summary Compensation Table.

Change of Control Arrangements

We have entered into change of control agreements with each of our named executive officers. Our Board approved these change of control agreements in order to mitigate some of the risk that exists for executives working in a biopharmaceutical company at our current stage of development and where the possibility exists that we may be acquired if our development efforts succeed. These arrangements are intended to retain highly skilled executives who have, or who may seek, alternatives that may appear to them to be less risky in terms of the potential loss of their position following a merger or sale, particularly where the services of these executive officers may not be required by the acquirer. These agreements provide change of control benefits either upon the termination of the employee’s service, a significant change in job responsibilities or the need to relocate within 12 months following a change of control. By using a so-called “double trigger” change of control benefit, and thereby tying the severance benefit both to a change in control and change in job status, rather than the mere consummation of a change of control transaction, the Compensation Committee believes that it is better able to balance the employee’s need for certainty with the interests of our stockholders.

Additionally, our named executive officers may be entitled to acceleration benefits under stock option and equity incentive plans in connection with a change of control. Our 2005 Plan and 2014 Plan contain certain acceleration benefits providing for the accelerated vesting of equity awards in the event of a change of control if such awards are not assumed or substitute awards are not issued, as well as a “double trigger” acceleration benefit that applies if services are terminated for certain reasons within 12 months following a change of control. We believe that these “double trigger” acceleration benefits are common practice among comparable companies.

Information regarding the change of control agreements and the potential value of payments upon termination or change of control is provided for the named executive officers under the headings “Employment, Change of Control and Severance Arrangements” and “Potential Payments Upon Termination or Change of Control.”

Compensation of our Current Named Executive Officers

Keith Katkin.    Mr. Katkin, our President and Chief Executive Officer, is compensated with a base salary and, depending on performance and our financial condition, an annual incentive bonus in an amount targeted at 65% of his then-current annual base salary, as well as the annual grant of an equity award. In November 2014, his base salary was increased by 10.3% to $675,000, effective as of October 1, 2014, representing a merit-based increase for fiscal 2014 performance and a market-based adjustment expected to raise his base compensation to the competitive range of the 50th percentile as compared to the 2014 peer group. On November 10, 2014, Mr. Katkin received an annual equity award of full-value restricted stock units to vest and become exercisable over a period of four years, in which he received a grant of 220,563 restricted stock units, with 25% of the underlying shares vesting each anniversary of the grant date so that the award is fully vested on the fourth anniversary of the grant. In addition, Mr. Katkin was awarded on November 10, 2014 a performance-based grant of restricted stock units representing the right to receive up to 140,611 shares of common stock. The grant is tied to a performance milestone relating to the attainment of a certain revenue level for sales of NUEDEXTA during the 2015 fiscal year, with time-based vesting to commence upon the achievement of the specified milestone, with 50% of the underlying shares vesting on the first anniversary following the achievement of the performance milestone, which is approximately two years after date of grant for a milestone that is estimated to be achieved in one year from the grant date. Thereafter, the grant is to vest in two equal installments of 25% of the underlying shares on each of the next two anniversaries so that the award is fully vested on the third anniversary of the achievement of the milestone, which is approximately four years from grant for a milestone that is estimated to be achieved in one year from the grant date.

Rohan Palekar.    Mr. Palekar, our Senior Vice President and Chief Commercial Officer, is compensated with a base salary and, depending on performance and our financial condition, an annual incentive bonus in an amount targeted at 45% of his then-current annual base salary. In November 2014, his base salary was increased by 3.0% to $404,478, effective as of October 1, 2014, representing a merit-based increase for fiscal 2014 performance. On November 10, 2014, Mr. Palekar received an annual equity award of full-value restricted stock units to vest and become exercisable over a period of four years, in which he received a grant of 59,231 restricted stock units, with 25% of the underlying shares vesting each anniversary of the grant date so that the award is fully vested on the fourth anniversary of the grant. In addition, Mr. Palekar was awarded on November 10, 2014 a performance-based grant of a restricted stock unit representing the right to receive up to 34,825 shares of common stock. The grant is tied to a performance milestone relating to the attainment of a certain revenue level for sales of NUEDEXTA during the 2015 fiscal year, with time-based vesting to commence upon the achievement of the specified milestone, with 50% of the underlying shares vesting on the first anniversary following the achievement of the performance milestone, which approximately two years after date of grant for a milestone that is estimated to be achieved in one year from the grant date. Thereafter, the grant is to vest in two equal installments of 25% of the underlying shares on each of the next two anniversaries so that the award is fully vested on the third anniversary of the achievement of the milestone, which is approximately four years from grant for a milestone that is estimated to be achieved in one year from the grant date.

Joao Siffert, M.D.    Dr. Siffert, our Senior Vice President of Research and Development, Chief Scientific Officer is compensated with a base salary and, depending on performance and our financial condition, an annual incentive bonus in an amount targeted at 45% of his then-current annual base salary. In November 2014, his base salary was increased by 5.9% to $404,613 effective as of October 1, 2014, representing a merit-based increase for fiscal 2014 performance and a market-based adjustment. The total change in Dr. Siffert’s base salary, including the merit-based increase and market-based adjustment, is expected to raise his base compensation to the 50th percentile of the 2014 peer group. On November 10, 2014, Dr. Siffert received an annual equity award of full-value restricted stock units to vest and become exercisable over a period of four years, in which he received a grant of 59,231 restricted stock units, with 25% of the underlying shares vesting each anniversary of the grant date so that the award is fully vested on the fourth anniversary of the grant. In addition, Dr. Siffert was awarded on November 10, 2014, a performance-based grant of restricted stock units representing the right to receive up to 34,825 shares of common stock. The grant is tied to a performance milestone relating to the achievement of regulatory milestones and clinical development performance goals during the 2015 fiscal year, with time-based vesting to commence upon the achievement of the specified milestone, with 50% of the underlying shares vesting on the first anniversary following the achievement of the performance milestone, which is approximately two years after date of grant for a milestone that is estimated to be achieved in one year from the grant date. Thereafter, the grant is to vest in two equal installments of 25% of the underlying shares on each of the next two anniversaries so that the award is fully vested on the third anniversary of the achievement of the milestone, which is approximately four years from grant for a milestone that is estimated to be achieved in one year from the grant date.

Christine Ocampo.    Ms. Ocampo, our Vice President of Finance, Chief Accounting Officer is compensated with a base salary and, depending on performance and our financial condition, an annual incentive bonus in an amount targeted at 32.5% of her then-current annual base salary. In November 2014, her base salary was increased by 10.0% to $295,267, effective as of October 1, 2014, representing a merit-based increase for fiscal 2014 performance and market-based adjustment reflecting her responsibilities as the Company’s Chief Accounting Officer. On November 10, 2014, Ms. Ocampo received an annual equity award of full-value restricted stock units to vest and become exercisable over a period of four years, in which she received a grant of 31,992 restricted stock units, with 25% of the underlying shares vesting each anniversary of the grant date so that the award is fully vested on the fourth anniversary of the grant. In addition, Ms. Ocampo was awarded on November 10, 2014 a performance-based grant of restricted stock units representing the right to receive 19,844 shares of common stock. The grant is tied to a performance milestone relating to the attainment of a certain revenue level for sales of NUEDEXTA during the 2015 fiscal year, with time-based vesting to commence upon the achievement of the specified milestone, with 50% of the underlying shares vesting on the first anniversary following the achievement of the performance milestone, which is approximately two years after date of grant for a milestone that is estimated to be achieved in one year from the grant date. Thereafter, the grant is to vest in two equal installments of 25% of the underlying shares on each of the next two anniversaries so that the award is fully vested on the third anniversary of the achievement of the milestone, which is approximately four years from grant for a milestone that is estimated to be achieved in one year from the grant date.

Tax and Accounting Considerations

Deductibility of Executive Compensation.    In making compensation decisions affecting our executive officers, the Compensation Committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Compensation Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which limits the tax deductibility to us of compensation in excess of $1.0 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. The Compensation Committee considers the Section 162(m) rules as a factor in determining compensation, but will not necessarily limit compensation to amounts deductible under Section 162(m). No covered executive’s compensation for Section 162(m) purposes exceeded $1.0 million for fiscal 2014.

Accounting for Share-Based Compensation.    In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, we are required to estimate the value for each award of equity compensation at the measurement date using the fair value method and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation. The factors described above, as well as the overall compensation philosophy, are reviewed to determine the appropriate level and mix of compensation. In fiscal 2014, the largest portion of compensation to Mr. Katkin, Mr. Palekar, Dr. Siffert and Ms. Ocampo was in the form of equity compensation, which the Compensation Committee feels is appropriate, as it further aligns overall compensation payout with the creation of stockholder value.

Timing of Compensation Actions

Compensation, including base salary adjustments, for our named executive officers is reviewed annually, usually in the first quarter of the fiscal year and upon promotion or other change in job responsibilities.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to the Board that the foregoing Compensation Discussion and Analysis be included in this proxy statement.

Submitted by the Compensation Committee of the Board of Directors

David J. Mazzo, Ph.D., Chairman

Dennis G. Podlesak

Corinne Nevinny

Summary Compensation Table

The following table summarizes compensation paid, awarded or earned for services rendered during fiscal 2012, 2013 and 2014 by our President and Chief Executive Officer, our Senior Vice President and Chief Commercial Officer, our Senior Vice President, Research and Development and Chief Scientific Officer and our Vice President, Finance, Chief Accounting Officer. We refer to these executive officers collectively as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Non-Equity Plan Performance Awards(1)	Option Awards(2)	Stock Awards(2)	All Other Compensation(3)	Total
Keith A. Katkin	2014	$611,773	$475,000	$241,637	$1,485,975	$25,805	$2,840,190
President and Chief Executive Officer	2013	$578,782	$318,330	$393,840	$571,095	$24,327	$1,866,374
	2012	$505,716	$306,367	$509,119	$234,950	$26,801	$1,582,953

Rohan Palekar	2014	$392,697	$158,821	$91,822	$480,150	$23,805	$1,147,295
Senior Vice President Chief Commercial Officer	2013	$371,520	$175,655	$98,460	$163,171	$62,015	$870,821
	2012	$237,356	$83,160	$757,295	$169,000	$11,458	$1,258,269

Joao Siffert, M.D.	2014	$382,071	$194,618	$91,822	$480,150	$22,696	$1,171,357
Senior Vice President,	2013	$362,152	$174,026	$131,280	$217,560	$21,674	$906,692
Research and Development, Chief Scientific Officer	2012	$351,604	$141,872	$84,853	$54,575	$24,706	$657,610

Christine G. Ocampo	2014	$268,425	$84,130	$33,346	$172,175	$22,961	$581,037
Vice President, Finance, Chief Accounting Officer	2013	$260,101	$89,296	$56,888	$78,350	$22,236	$506,871
	2012	$224,562	$82,006	$135,765	$37,000	$21,382	$500,715

(1)	Annual bonuses are presented as “non-equity plan performance awards.” Such amounts are determined and paid after the end of each fiscal year, but reflect individual and Company performance for the respective fiscal years reflected above.

(2)	This column reflects the aggregate grant date fair value of equity awards granted in 2014, 2013 or 2012 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in our Annual Reports on Form 10-K for each of the periods presented above.

(3)	“All Other Compensation” summarized in the table for fiscal 2014 for Mr. Katkin consists of $20,605 in medical, dental, vision, disability and life insurance premiums, as well as a health reimbursement account for certain health-related expenses paid by us and $5,200 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2013 for Mr. Katkin consists of $19,227 in medical, dental, vision, disability and life insurance premiums, as well as a health reimbursement account for certain health-related expenses paid by us and $5,100 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2012 for Mr. Katkin consists of $21,166 in medical, dental, vision, disability and life insurance premiums, and a health reimbursement account for certain health-related expenses paid by us and $5,635 in matching contributions made by us under our 401(k) Plan.

“All Other Compensation” summarized in the table for fiscal 2014 for Mr. Palekar consists of $18,605 in medical, dental, vision, disability and life insurance premiums paid by us and $5,200 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2013 for Mr. Palekar consists of $17,227 in medical, dental, vision, disability and life insurance premiums paid by us, $6,251 in matching contributions made by us under our 401(k) Plan and $38,537 in relocation expenses (including tax gross-up). “All Other Compensation” summarized in the table for fiscal 2012 for Mr. Palekar consists of $7,609 in medical, dental, vision, disability, and life insurance premiums paid by us and $3,849 in matching contributions made by us under our 401(k) Plan.

“All Other Compensation” summarized in the table for fiscal 2014 for Dr. Siffert consists of $17,496 in health savings account contributions and medical, dental, vision, disability and life insurance premiums paid by us and $5,200 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2013 for Dr. Siffert consists of $17,217 in health savings account contributions and medical, dental, vision, disability and life insurance premiums paid by us and $4,457 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2012 for Dr. Siffert consists of $18,570 in health savings account contributions and medical, dental, vision, disability and life insurance premiums paid by us and $6,136 in matching contributions made by us under our 401(k) Plan.

“All Other Compensation” summarized in the table for fiscal 2014 for Ms. Ocampo consists of $18,431 in medical, dental, vision, disability and life insurance premiums paid by us and $4,530 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2013 for Ms. Ocampo consists of $17,017 in medical, dental, vision, disability and life insurance premiums paid by us and $5,219 in matching contributions made by us under our 401(k) Plan. “All Other Compensation” summarized in the table for fiscal 2012 for Ms. Ocampo consists of $18,105 in medical, dental, vision, disability and life insurance premiums paid by us and $3,277 in matching contributions made by us under our 401(k) Plan.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during fiscal 2014.

Name	Grant Date	Performance Stock Awards: Number of Shares of Stock or Units Granted		Option Awards: Number of Securities Underlying Options Granted(1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
Keith A. Katkin	12/13/2013			125,000	$2.84	$241,637
	2/12/2014	257,125	(3)			$997,645
	2/12/2014	97,250	(4)			$377,330
	7/9/2014	20,000	(3)			$111,000
Rohan Palekar	12/13/2013			47,500	$2.84	$91,822
	2/12/2014	80,750	(3)			$313,310
	2/12/2014	43,000	(4)			$166,840
Joao Siffert, M.D.	12/13/2013			47,500	$2.84	$91,822
	2/12/2014	80,750	(3)			$313,310
	2/12/2014	43,000	(5)			$166,840
Christine G. Ocampo	12/13/2013			17,250	$2.84	$33,346
	2/12/2014	29,325	(3)			$113,781
	2/12/2014	15,050	(4)			$58,394

(1)	Options vest with respect to one quarter of the underlying shares on the first anniversary of the grant date, and then with respect to the remaining shares on a quarterly basis over the next three years so that the option is fully vested on the fourth anniversary of the grant date.

(2)	This column reflects the aggregate grant date fair value of equity awards granted in 2014 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 10. “Stockholders’ Equity” in the Notes to Consolidated Financial Statements.

(3)	Stock awards vest with respect to one quarter of the underlying shares on the first anniversary of the grant date, and then with respect to the remaining shares on an annual basis over the next three years so that the award is fully vested on the fourth anniversary of the grant date.

(4)	Stock awards were subject to achievement of a revenue performance goal. The performance goal was not met and the shares expired on September 30, 2014.

(5)	Stock awards begin to vest upon achievement of a revenue performance goal (“Achievement Date”). The stock awards vest with respect to one half of the underlying shares on the first anniversary of the Achievement Date, and then, with respect to the remaining shares, on an annual basis over the next two years so that the award is fully vested on the third anniversary of the Achievement Date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards at September 30, 2014 for our named executive officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(1)
	Exercisable	Unexercisable
Name
Keith A. Katkin	75,000	—	$11.76	7/5/15	9,375	(2)	$111,750
	7,500	—	$11.68	12/7/15	42,436	(3)	$505,837
	55,960	—	$1.29	3/21/17	110,531	(4)	$1,317,530
	120,781	—	$2.41	9/10/17	36,562	(5)	$435,819
	417,600	—	$1.74	11/27/19	20,000	(4)	$238,400
	400,000	—	$4.18	12/1/20	257,125	(4)	$3,064,930
	232,031	105,469	$1.85	12/15/21	—		$—
	98,438	126,562	$2.59	12/17/22	—		$—
	—	125,000	$2.84	12/13/23	—		$—
Rohan Palekar	131,875	103,125	$3.38	4/3/22	7,500	(2)	$89,400
	24,610	31,640	$2.59	12/17/22	30,000	(3)	$357,600
	—	47,500	$2.84	12/13/23	27,633	(4)	$329,385
	—	—	—	—	13,078	(5)	$155,890
	—	—	—	—	80,750	(4)	$962,540
Joao Siffert, M.D.	195,000	65,000	$2.74	9/6/21	2,539	(2)	$30,265
	7,031	17,578	$1.85	12/15/21	9,350	(3)	$111,452
	32,813	42,187	$2.59	12/17/22	36,843	(4)	$439,169
	—	47,500	$2.84	12/13/23	17,437	(5)	$207,849
	—	—	—	—	80,750	(4)	$962,540
	—	—	—	—	43,000	(6)	$512,560
Christine G. Ocampo	65,000	—	$0.53	12/16/18	1,953	(2)	$23,280
	115,050	—	$1.74	11/27/19	6,015	(3)	$71,699
	17,500	—	$4.18	12/1/20	15,966	(4)	$190,315
	61,875	28,125	$1.85	12/15/21	4,481	(5)	$53,414
	14,219	18,281	$2.59	12/17/22	29,325	(4)	$349,554
	—	17,250	$2.84	12/13/23	—		—

(1)	Calculated by multiplying the number of unvested shares by $11.92, the closing price per share of our common stock on the NASDAQ Global Market on September 30, 2014.

(2)	The total award vests over four years, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter over the next three years.

(3)	The total award vests over four years, with 25% vesting on the first anniversary of the achievement of a revenue-based performance goal and the remainder vesting quarterly thereafter over the next three years.

(4)	The total award vests over four years, with 25% vesting on the first anniversary of the date of grant and the remainder vesting annually thereafter over the next three years.

(5)	The total award vests over three years, with 50% vesting on the first anniversary of the achievement of a revenue-based performance goal and the remainder vesting annually thereafter over the next two years.

(6)	The total award vests over three years, with 50% vesting on the first anniversary of the achievement of a research and development related performance goal and the remainder vesting annually thereafter over the next two years.

Option Exercises and Stock Vested

The following table sets forth the vesting in fiscal 2014 of shares of restricted stock or restricted stock units held by the named executive officers, as well as the options exercised by our named executive officers during fiscal 2014.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Keith A. Katkin,	392,212	$1,590,594	105,157	$690,352
President and Chief Executive Officer
Rohan Palekar,	25,000	$203,000	27,289	$202,013
Senior Vice President and Chief Commercial Officer
Joao Siffert, M.D.,	10,547	$35,045	37,094	$277,450
Senior Vice President, Research and Development, Chief Scientific Officer
Christine G. Ocampo,	55,000	$289,883	14,804	$92,877
Vice President, Finance

(1)	Amount represents the difference, if positive, between the fair value of the underlying common stock on the date of vesting and the exercise price of the award (if any); stock awards (granted as restricted stock units) do not have an exercise price.

Pension Benefits

We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by us during fiscal 2014.

Nonqualified Deferred Compensation

During fiscal 2014, our named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment, Change of Control and Severance Arrangements

Change of Control Agreements.    We have entered into change of control agreements with each of our named executive officers. The change of control agreements provide certain severance benefits to each officer if his or her employment is terminated within 12 months following a “change of control,” which shall have occurred if (i) any person or entity, including a group deemed to be a person under Section 14(d)(2) of the Exchange Act, becomes the

“Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing 50% or more of the combined voting power of the Company’s securities entitled to vote in the election of directors of the Company; or (ii) as a result of or in connection with a proxy solicitation made by a third party pursuant to Regulation 14A of the Exchange Act, the individuals who were our directors immediately before the election cease to constitute a majority of the Board; or (iii) there occurs a reorganization, merger, consolidation or other corporate transaction to which we are a party and in which our stockholders immediately prior to such transaction do not, immediately after such transaction, own more than 50% of the combined voting power of the Company; or (iv) all or substantially all of the assets of the Company are sold, liquidated or distributed, other than in connection with a bankruptcy, insolvency or other similar proceeding, or an assignment for the benefit of creditors.

These severance benefits will be paid only if (i) the termination of employment occurs subsequent to the signing of an agreement, the consummation of which would result in a change of control, or within 12 months following the change of control, and (ii) the termination was without “cause” or was a “resignation for good reason” (as such terms are defined). If these conditions are met for a particular officer, he or she will receive severance payments equal to 18 months (for Ms. Ocampo) or 24 months (for Senior Vice Presidents and above) of base salary, plus an amount equal to the greater of (two times the greater of for Mr. Katkin) (A) the aggregate bonus payment(s) received by such officer in the Company’s preceding fiscal year or (B) the officer’s then-current target bonus amount; provided, however, that if the officer ceases to be employed due to a “disability change of control termination” (as defined in the change of control agreement), then the severance payment will be prorated by a fraction, the numerator of which is the number of days elapsed from the date of the change of control (or the signing of an agreement, the consummation of which will result in a change of control, if such death or disability occurs prior to the actual change of control) through the date of termination, and the denominator of which is 365. Additionally, the vesting of outstanding equity awards will accelerate and the officer will be entitled to up to 18 months (24 months for Mr. Katkin) of post-termination benefits continuation under COBRA.

Severance Benefits without a Change of Control.    We have entered into severance arrangements with each of our named executive officers. The employment agreement with Mr. Katkin provides for certain severance payments and benefits, even in the absence of a change of control. Under the Mr. Katkin’s employment agreement, if the Company terminates Mr. Katkin’s employment without “cause” or Mr. Katkin terminates his employment for “good reason” other than under circumstances that would constitute a “change of control termination” (each, as defined in Mr. Katkin’s change of control agreement), then Mr. Katkin will be entitled to: (1) a lump sum payment equal to (i) 24 months of Mr. Katkin’s then-current annual base salary plus (ii) an amount equal to two times the greater of (a) the aggregate annual cash bonus payment(s) received by Mr. Katkin in the Company’s preceding fiscal year, or (b) Mr. Katkin’s target annual cash bonus amount; (2) accelerated vesting of all of Mr. Katkin’s unvested equity-based compensation awards; and(3) Company-paid COBRA coverage for up to 24 months following Mr. Katkin’s termination.

Severance agreements with named executive officers Mr. Palekar, Dr. Siffert and Ms. Ocampo, provide for severance payments and benefits in the event the Company terminates the officer without “cause” or if the officer resigns for “good reason” other than under circumstances that would constitute a “change of control” (each, as defined in the officer’s change of control agreement), then the officer would be entitled to: (1) a lump sum payment equal to (i) nine months of the officer’s annual base salary plus (ii) a pro-rated annual target cash bonus amount based on the officer’s service during the year of termination; and (2) Company-paid COBRA coverage for up to nine months following termination.

Change of Control Provisions in Equity Plans.    Under the Company’s 2005 Equity Incentive Plan and 2014 Incentive Plan, in any change of control transaction (e.g., the acquisition of the Company by way of merger), if the successor corporation does not assume outstanding awards or issue substitute awards, then the vesting of such awards will accelerate so that they are fully exercisable. The Compensation Committee may also, in its discretion, elect to accelerate the vesting of any or all outstanding awards even if the successor corporation will assume such awards or provide for substitute awards. The vesting of certain options granted to non-employee directors under the 2005 Equity Incentive Plan and the 2014 Incentive Plan will automatically accelerate immediately prior to any change of control transaction. Additionally, the 2005 Equity Incentive Plan and the 2014 Incentive plan provide that if a successor corporation assumes outstanding awards (or issues replacement awards) and the award holder is terminated without cause within 12 months following the change of control, then the vesting of awards then held by that person will automatically accelerate. In the event of a proposed dissolution or liquidation of the Company, the Board may cause awards granted under the 2005 Equity Incentive Plan and the 2014 Incentive Plan to be fully vested and exercisable (but not after their expiration date) before the dissolution is completed, but contingent on its completion.

Compensation Actions Approved after 2014 Fiscal Year-End.    On December 1, 2014, the Compensation Committee approved new employment and change of control agreements with Mr. Katkin. In addition, we entered into new change of control agreements and new severance letter agreements with Mr. Palekar, Dr. Siffert and Ms. Ocampo. Each of these new agreements are described herein.

Each executive has entered into a letter agreement acknowledging that the signing of the Merger Agreement, the consummation of the transactions provided for by the Merger Agreement, and/or any change in the executive’s position, authority, duties, reporting relationship or responsibilities that is caused by such signing or consummation solely by reason of the Company no longer being a publicly traded company, will not constitute “good reason” for purposes of these employment, change of control and severance agreements.

In connection with signing the Merger Agreement, we also entered into amendments to each named executive officer’s change of control agreement pursuant to which the named executive officer is entitled to receive a gross-up payment or reimbursement covering the executive for any excise tax (plus any related taxes resulting from such gross-up payment or reimbursement) imposed on the executive in connection with Section 280G of the Internal Revenue Code as a result of any compensation or benefits provided to the executive in connection with the Merger.

In addition, the Compensation Committee approved retention bonus awards in an amount equal to 65% (for Mr. Katkin) and 45% (for the other named executive officers) of the executive’s annual base salary that will be payable to each named executive officer if he or she remains employed through the six-month anniversary of the Merger closing date (or, if earlier, upon his or her death or disability).

The Compensation Committee also approved the payment of the portion of the named executive officers’ bonus corresponding to the first quarter of fiscal year 2015 (“2015 Q1 Bonus”). These bonuses will be paid within 30 days following the end of the first quarter of the Company’s 2015 fiscal year (i.e., December 31, 2014).

Name	2015 Q1 Bonus ($)
Keith Katkin	$109,687.50
Rohan Palekar	$45,503.76
Joao Siffert	$45,518.99
Christine Ocampo	$23,990.46

Potential Payments upon Termination or Change of Control

The table below shows the benefits potentially payable to each of our named executive officers if a change of control termination occurred on September 30, 2014 (after giving effect to the compensation actions taken by the Compensation Committee in November 2014 and by the Board of Directors on December 1, 2014, but not taking into account the Internal Revenue Code Section 280G gross-up amendment). The closing price per share of our common stock on The NASDAQ Global Market on September 30, 2014 (which was the last business day of fiscal 2014) was $11.92.

Name	Base Salary ($)(1)	Bonus Payment ($)	Accelerated Vesting of Options ($)(2)	Accelerated Vesting of Restricted Stock ($)(3)	COBRA Payment ($)(4)	Total ($)
Keith A. Katkin (5)	$1,350,000	$950,000	$3,571,396	$5,746,549	$45,818	$11,663,763
Rohan Palekar (6)	$808,956	$182,015	$1,753,966	$1,909,715	$34,364	$4,689,016
Joao Siffert, M.D. (7)	$809,226	$194,618	$1,598,615	$1,767,212	$34,364	$4,404,035
Christine G. Ocampo (8)	$442,901	$95,962	$645,480	$698,500	$34,364	$1,917,207

(1)	Reflects potential payments based on salaries as of October 1, 2014.

(2)	The value of the accelerated vesting equals the difference (if positive) between the option exercise price and the last reported stock price for fiscal 2014 ($11.92), multiplied by the number of options that would have been accelerated upon a change of control occurring on September 30, 2014.

(3)	The dollar value of restricted stock was calculated using the last reported stock price for fiscal 2014 ($11.92).

(4)	Represents Company-paid COBRA coverage for up to 24 months following termination for Mr. Katkin and up to 18 months following termination for the other named executive officers.

(5)	Based on 382,031 shares underlying unvested stock options and 482,093 shares of restricted stock outstanding as of September 30, 2014.

(6)	Based on 199,452 shares underlying unvested stock options and 160,211 shares of restricted stock outstanding as of September 30, 2014.

(7)	Based on 172,265 shares underlying unvested stock options and 148,256 shares of restricted stock outstanding as of September 30, 2014.

(8)	Based on 68,187 shares underlying unvested stock options and 58,599 shares of restricted stock outstanding as of September 30, 2014.

The table below shows the benefits potentially payable to the named executive officers if their employment was terminated on September 30, 2014 without cause or if the officer resigns for good reason in the absence of a change of control, (after giving effect to the compensation actions taken by the Compensation Committee in November 2014 and by the Board of Directors on December 1, 2014.)

Name	Base Salary Severance Benefit ($)(1)	Annual Bonus Severance Payment ($)(2)	Accelerated Vesting of Options ($)(3)	Accelerated Vesting of Restricted Stock ($)(4)	Cobra Payment ($)(5)	Total ($)(6)
Keith A. Katkin	$1,350,000	$950,000	$3,571,396	$5,746,549	$45,818	$11,663,763
Rohan Palekar	$303,358	—	$—	$—	$17,869	$321,227
Joao Siffert, M.D.	$303,460	—	$—	$—	$17,869	$321,329
Christine G. Ocampo	$221,450	—	$—	$—	$17,869	$239,319

(1)	Reflects potential payments based on salaries as of October 1, 2014.

(2)	For Mr. Katkin, the severance benefit for annual bonus is equal to two times the greater of (a) the aggregate annual cash bonus payment(s) received by Mr. Katkin in the Company’s preceding fiscal year, or (b) Mr. Katkin’s target annual cash bonus amount. For Mr. Palekar, Dr. Siffert and Ms. Ocampo, the severance benefit for annual bonus is equal to a pro-rated annual target cash bonus amount based on the officer’s length of service during the year of termination.

(3)	Based on 382,031 shares underlying unvested stock options as of September 30, 2014. The value of the accelerated vesting equals the difference (if positive) between the option exercise price and the last reported stock price for fiscal 2014 ($11.92), multiplied by the number of options that would have been accelerated upon a termination without cause or a resignation for good reason occurring on September 30, 2014.

(4)	Based on 482,093 shares of restricted stock outstanding as of September 30, 2014.The dollar value of restricted stock was calculated using the last reported stock price for fiscal 2014 ($11.92).

(5)	Represents Company-paid COBRA coverage for up to 24 months following termination for Mr. Katkin and up to 18 months following termination for the other named executive officers.

(6)	Excludes severance benefit for annual bonus for Mr. Palekar, Dr. Siffert and Ms. Ocampo as their severance benefit for annual bonus is equal to a pro-rated annual target cash bonus amount based on the officer’s length of service during the year of termination.

401(k) Plan

We have established and maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to a 401(k) plan. Our 401(k) plan permits us to make matching contributions on behalf of eligible employees, and we currently make these matching contributions up to a maximum amount of 50% of the first 4% of salary contributed to the plan per year. In fiscal 2014, the total value of the Company’s matching contributions on behalf of the named executive officers was $20,130.

Director Compensation

Non-Employee Director Compensation

A summary of the non-employee director compensation arrangements for fiscal 2014 is set forth below.

Retainer and Meeting Fees
Annual Board Retainer Fee:
All non-employee directors	$40,000
Annual Chairperson Retainer Fees: *
Chairman of the Board	$30,000
Audit Committee Chairperson	$25,000
Compensation Committee Chairperson	$15,000
Corporate Governance or Science Committee Chairperson	$10,000
Annual Committee Member Retainer Fees: *
Audit Committee	$10,000
Compensation Committee	$7,500
Corporate Governance or Science Committee	$5,000

*	These fees are in addition to the Annual Board Retainer Fee, as applicable.

Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings and in attending continuing education seminars, to the extent that attendance is required by the Board or the committee(s) on which that director serves.

In fiscal 2014, the Company awarded restricted stock units representing 28,900 shares of common stock to each non-employee director. These awards vest over one year. The total grant-date value of these awards was $112,132, based on a closing stock price of $3.88 on the NASDAQ Global Market on the date of grant.

The Compensation Committee and the Board reassesses the appropriate level of equity compensation for non-employee directors on an annual basis. Future equity compensation payments will be determined on a year-by-year basis for the foreseeable future due to the volatility of the Company’s stock price.

The following table shows the compensation earned in fiscal 2014 to the Company’s non-employee directors.

Name	Fees Earned in Fiscal 2014	Stock Awards(1)	Total
Hans E. Bishop	$55,000	$112,132	$167,132
Mark H. Corrigan, M.D.(2)	$29,639	$175,134	$204,773
David J. Mazzo, Ph.D.	$60,000	$112,132	$172,132
Corinne H. Nevinny	$72,500	$84,196	$156,696
Dennis G. Podlesak	$52,500	$112,132	$164,632
Craig A. Wheeler	$87,500	$112,132	$199,632
Scott M. Whitcup, M.D.(3)	$27,500	$—	$27,500

(1)	The value of the stock awards has been computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are included in notes to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(2)	Dr. Corrigan was appointed to the Board effective March 2014.

(3)	Dr. Whitcup resigned from the Board effective January 6, 2014. Dr. Whitcup’s fees earned in fiscal 2014 include $13,750 paid in fiscal 2014 for services through September 30, 2013.

Director Ownership Guidelines

We have stock ownership guidelines for our non-employee directors requiring each non-employee director to hold a number of shares of Common Stock with a value equal to three times the amount of the annual cash retainer. Based on the cash retainer for fiscal 2014, this equated with a stock ownership target value of $120,000. For purposes of this requirement, a Director’s holdings include shares or units granted to the Director as compensation for Board service and shares or units held under a deferral or similar plan. A Director has five years from the date of (a) his or her first election as a Director or (b) if later, an increase in the amount of Avanir stock required to be held, to satisfy this ownership requirement.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, no member of the Compensation Committee was a current or former officer or employee of Avanir. None of our executive officers served as a member of the compensation committee (or board of directors serving the compensation function) of another entity where such entity’s executive officers served on our Compensation Committee. Moreover, none of our executive officers served as a member of the compensation committee (or board of directors serving the compensation function) of another entity where such entity’s executive officers served on our Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information, as of September 30, 2014, regarding the Company’s Amended and Restated 2000 Stock Option Plan, 2003 and 2005 Equity Incentive Plans and 2014 Incentive Plan as well as other stock options and warrants previously issued by the Company as compensation for services.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	2,343,364	$4.62	15,055,347
Equity compensation plans not approved by security holders	6,566,719	$2.63	—

Total	8,910,083	$3.15	15,055,347

(1)	Excludes a total of 3,303,082 shares of common stock issuable upon the vesting of outstanding restricted stock units and 717,600 shares of common stock issuable upon vesting of inducement stock options.

Security Ownership of Certain Beneficial Owners and Management

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of our outstanding common stock for (i) each of our directors, (ii) each of our “named executive officers,” as defined in Executive Compensation below, (iii) all of our directors and executive officers as a group, and (iv) persons known to us to beneficially hold more than 5% of our outstanding common stock. The following information is presented as of December 1, 2014, or such other date as may be reflected below. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options or warrants that are exercisable within 60 days of December 1, 2014 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrant(s), but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o Avanir Pharmaceuticals, Inc., 30 Enterprise, Suite 400, Aliso Viejo, California 92656.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percent of Class(2)
Greater than 5% Holders
Baker Brother Life Sciences, L.P.(3)	32,767,078	16.9%
667 Madison Avenue, 21st Floor
New York, NY 10065
T. Rowe Price Associates, Inc.(4)	28,047,222	14.5%
P.O. Box 89000
Baltimore, MD 21289
Fidelity Management & Research (FMR) LLC(5)	20,561,721	10.6%
245 Summer Street
Boston, MA 02210
BlackRock Institutional Trust Company, N.A.(6)	12,614,904	6.5%
400 Howard Street
San Francisco, CA 94105

Current directors and named executive officers:
Keith A. Katkin(7)	2,470,485	1.3%
Craig A. Wheeler(8)	406,644	*
Hans E. Bishop(9)	93,350	*
Mark Corrigan, M.D.(10)	43,350	*
David J. Mazzo, Ph.D.(11)	342,644	*
Corinne H. Nevinny(12)	80,050	*
Dennis G. Podlesak(13)	342,644	*
Rohan Palekar(14)	491,869	*
Joao Siffert, M.D.(15)	587,782	*
Christine G. Ocampo(16)	403,190	*
All current executive officers and directors as a group (10 persons)	5,262,008	2.6%

*	Less than one percent.

(1)	Represents shares of common stock and shares of restricted stock held as of December 1, 2014, plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of December 1, 2014.

(2)	Based on 193,758,703 shares of the registrant’s Common Stock that were issued and outstanding as of December 1, 2014. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise or conversion of all options, warrants and convertible securities exercisable or convertible within 60 days of December 1, 2014 held by such person and the non-exercise and non-conversion of all outstanding warrants, options and convertible securities held by all other persons.

(3)	Based on a Schedule 13G-A filed November 10, 2014 on behalf of Baker Brothers Life Science, L.P., 14159, L.P. and 667, L.P.

(4)	Based on a Schedule 13F-HR filed November 14, 2014 on behalf of T. Rowe Price Associates, Inc.

(5)	Based on a Schedule 13G-A filed November 10, 2014 on behalf of FMR LLC.

(6)	Based on a Schedule 13F-HR filed October 29, 2014 on behalf of BlackRock, Inc.; a Schedule 13F-HR filed October 29, 2014 on behalf of BlackRock Advisors, LLC; a Schedule 13F-HR filed October 29, 2014 on behalf of BlackRock Fund Advisors; a Schedule 13F-HR filed October 29, 2014 on behalf of BlackRock Group LTD; a Schedule 13F-HR filed October 29, 2014 on behalf of BlackRock Investment Management, LLC; and a Schedule 13F-HR filed October 29, 2014 on behalf of BlackRock Institutional Trust Company, N.A.

(7)	Includes (i) 1,473,716 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2104, (ii) 837,203 shares underlying restricted stock units granted under the Company’s equity plans and (iii) 159,566 shares of common stock.

(8)	Includes (i) 6,250 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2014 and (ii) 400,394 shares underlying restricted stock units granted under the Company’s equity plans.

(9)	Consists of 93,350 shares underlying restricted stock units granted under the Company’s equity plans.

(10)	Consists of 43,350 shares underlying restricted stock units granted under the Company’s equity plans.

(11)	Includes (i) 6,250 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2014, (ii) 335,394 shares underlying restricted stock units granted under the Company’s equity plans and (iii) 1,000 shares of common stock.

(12)	Consists of 80,050 shares underlying restricted stock units granted under the Company’s equity plans.

(13)	Includes (i) 6,250 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2014, (ii) 335,394 shares underlying restricted stock units granted under the Company’s equity plans and (iii) 1,000 shares of common stock.

(14)	Includes (i) 189,063 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2014, (ii) 253,017 shares underlying restricted stock units granted under the Company’s equity plans and (iii) 49,789 shares of common stock.

(15)	Includes (i) 271,172 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2014, (ii) 283,975 shares underlying restricted stock units granted under the Company’s equity plans and (iii) 32,635 shares of common stock.

(16)	Includes (i) 285,613 shares of common stock issuable upon the exercise of options exercisable within 60 days of December 1, 2014, (ii) 109,576 shares underlying restricted stock units granted under the Company’s equity plans and (iii) 8,001 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than compensation arrangements described in Item 11. “Executive Compensation” we are not a party to any transactions between us and certain “related parties,” which are generally considered to be our directors and executive officers, nominees for director, holders of 5% or more of our outstanding common stock and members of their immediate families.

Related-Party Transaction Review and Approval

Our Board has adopted policies and procedures for the review and approval of related-party transactions and has delegated to the Corporate Governance Committee the authority to review and approve the material terms of any proposed related-party transactions. To the extent that a proposed related-party transaction may involve a non-employee director or nominee for election as a director and may be material to a consideration of that person’s independence, the matter may also be considered by the other disinterested directors.

Pursuant to our Code of Business Conduct and Ethics and our Corporate Governance Committee Charter, each of our executive officers and directors must disclose related-party transactions to our Corporate Governance Committee. In order to avoid conflicts of interest, our executive officers and directors may not acquire any ownership interest in any supplier, customer or competitor (other than nominal amounts of stock in publicly traded companies), enter into any consulting or employment relationship with any customer, supplier or competitor, or engage in any outside business activity that is competitive with any of our businesses, without first disclosing the proposed transaction. After the proposed transaction has been disclosed, a determination will be made by our Corporate Governance Committee as to what course to follow, depending on the nature or extent of the conflict. Furthermore, our executive officers and directors may not serve on any board of directors of any customer, supplier or competitor unless such board service has been disclosed to us and approved by our Board. Our Corporate Governance Committee has been delegated the task of reviewing other directorships and consulting agreements of Board members for conflicts of interest. All members of our Board are required to report annually all other directorships and consulting agreements.

In determining whether to approve or ratify a related-party transaction, the Corporate Governance Committee may consider, among other factors it deems appropriate, the potential benefits to us, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to us, whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Corporate Governance Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Corporate Governance Committee may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Corporate Governance Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to see that they are in compliance with the committee’s guidelines and that the related-party transaction remains appropriate.

Director Independence

We believe that the Company benefits from having a strong and independent Board. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company that would affect his or her exercise of independent judgment. On an annual basis, the Board reviews the independence of all directors under guidelines established by NASDAQ and in light of each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board has made an affirmative determination that all directors, other than Mr. Katkin, are independent. It was determined that Mr. Katkin lacks independence because of his status as the Company’s President and Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by KMJ Corbin & Company LLP for professional services rendered for the fiscal years ended September 30, 2014 and 2013. These fees are for work invoiced in the fiscal years indicated.

	2014	2013
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements”) and for services normally provided in connection with statutory and regulatory filings or engagements	$206,800	$229,000
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above)	80,372	64,260
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	—	—
All Other Fees
Consists of fees billed for other products and services not described above	24,288	32,776

Total Other Fees	104,660	97,036

Total All Fees	$311,460	$326,036

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(99)	Financial Statements and Schedules

See index to the financial statements on page F-1.

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

2.1	Agreement and Plan of Merger, dated as of December 1, 2014, by and among Otsuka Pharmaceutical Co., Ltd., Bigarade Corporation and Avanir Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 2.1	December 2, 2014

3.2	Certificate of Amendment to the Certificate of Incorporation of Avanir Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 3.1	February 19, 2014

3.3	Amended & Restated Bylaws of Avanir Pharmaceuticals, Inc.	Current Report on Form 8-K, as Exhibit 3.2	February 19, 2014

3.4	Certificate of Ownership and Merger merging Avanir Pharmaceuticals, a California corporation, with and into Avanir Pharmaceuticals, Inc., a Delaware corporation	Current Report on Form 8-K, as Exhibit 3.3	March 25, 2009

4.1	Form of Common Stock Certificate	Current Report on Form 8-K, as Exhibit 4.1	March 25, 2009

4.7	Form of Common Stock Warrant, issued in connection with the Loan and Security Agreement dated May 7, 2012	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as Exhibit 4.1	August 9, 2012

10.1	License Agreement, dated as of March 31, 2000, by and between Avanir Pharmaceuticals and SB Pharmco Puerto Rico, a Puerto Rico Corporation	Current Report on Form 8-K, as Exhibit 10.1	May 4, 2000

10.2	License Agreement, dated as of August 1, 2000, by and between Avanir Pharmaceuticals and IriSys Research & Development, LLC*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as Exhibit 10.2	August 14, 2000

10.3	Exclusive Patent License Agreement, dated as of April 2, 1997, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.1	May 13, 2005

10.4	Amendment to Exclusive Patent License Agreement, dated as of April 11, 2000, by and between IriSys Research & Development, LLC and the Center for Neurologic Study	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as Exhibit 10.2	May 13, 2005

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.5	Manufacturing Services Agreement, dated as of January 4, 2006, by and between Patheon Inc. and Avanir Pharmaceuticals*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as Exhibit 10.1	May 10, 2006

10.6	Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.1	May 14, 2003

10.7	Form of Restricted Stock Grant Notice for use with Amended and Restated 2000 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.2	May 14, 2003

10.8	2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.3	May 14, 2003

10.9	Form of Non-Qualified Stock Option Award Notice for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.4	May 14, 2003

10.10	Form of Restricted Stock Grant for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.5	May 14, 2003

10.11	Form of Restricted Stock Grant Notice (cash consideration) for use with 2003 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as Exhibit 10.6	May 14, 2003

10.12	2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 10.15	December 11, 2013

10.13	Form of Stock Option Agreement for use with 2005 Equity Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	March 23, 2005

10.14	Form of Restricted Stock Unit Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.21	December 8, 2010

10.15	Form of Restricted Stock Unit Director Grant Agreement for use with 2005 Equity Incentive Plan and 2003 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.22	December 8, 2010

10.16	Form of Restricted Stock Purchase Agreement for use with 2005 Equity Incentive Plan	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as Exhibit 10.35	December 18, 2006

10.17	2014 Incentive Plan	Filed herewith

10.18	Form of Incentive Stock Option Agreement (Employees) for use with 2014 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	February 19, 2014

10.19	Form of Non-Statutory Stock Option Agreement (Employees) for use with 2014 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	February 19, 2014

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.20	Form of Restricted Stock Unit Agreement (Employees) for use with 2014 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.3	February 19, 2014

10.21	Form of Restricted Stock Unit Agreement (Directors) for use with 2014 Incentive Plan	Current Report on Form 8-K, as Exhibit 10.4	February 19, 2014

10.22	Form of Indemnification Agreement with certain Directors and Executive Officers of the Registrant	Filed herewith

10.23	Form of Change of Control Agreement	Filed herewith

10.24	Employment Agreement with Keith Katkin, dated as of December 1, 2014	Filed herewith

10.25	Asset Purchase and License Agreement, dated as of March 6, 2008, by and among Avanir Pharmaceuticals, Xenerex Biosciences and Emergent Biosolutions, Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as Exhibit 10.1	May 14, 2008

10.26	Amendment #1 to Manufacturing Services Agreement, dated as of January 19, 2010, by and between Avanir Pharmaceuticals, Inc. and Patheon Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as Exhibit 10.1	May 3, 2010

10.27	Quality Agreement, dated as of January 19, 2010, by and between Avanir Pharmaceuticals, Inc. and Patheon Inc.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as Exhibit 10.2	May 3, 2010

10.28	First Amendment to Offer of Employment, dated as of December 31, 2008, by and between Keith A. Katkin and Avanir Pharmaceuticals, Inc.	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 10.37	December 8, 2010

10.29	Summit Office Lease, dated as of February 1, 2011, by and between Aliso Viejo RO-V1, LLC and Avanir Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as Exhibit 10.1	May 10, 2011

10.30	First Amendment to Summit Office Lease, dated September 27, 2013, by and between Aliso Viejo RP-V1, LLC and Avanir Pharmaceuticals Inc.	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 10.29	December 11, 2013

10.31	Sales Agreement dated as of August 8, 2012, by and between Avanir Pharmaceuticals, Inc. and Cowen and Company, LLC	Registration Statement on Form S-3 (File No. 333-183153), as Exhibit 1.2	August 8, 2012

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

10.32	Amendment No. 1 to Sales Agreement dated as of July 5, 2013, by and between Avanir Pharmaceuticals, Inc. and Cowen and Company, LLC	Registration Statement on Form S-3 (File No. 333-189831), as Exhibit 1.3	July 5, 2013

10.33	Amendment No. 2 to Sales Agreement dated as of December 10, 2013, by and between Avanir Pharmaceuticals, Inc. and Cowen and Company, LLC	Current Report on Form 8-K, as Exhibit 1.1	December 10, 2013

10.34	Amendment No. 3 to Sales Agreement dated as of May 7, 2014, by and between Avanir Pharmaceuticals, Inc. and Cowen and Company, LLC	Current Report on Form 8-K, as Exhibit 1.1	May 7, 2014

10.35	License Agreement dated July 1, 2013, by and between Avanir Pharmaceuticals, Inc. and OptiNose AS*	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 10.33	December 11, 2013

10.36	Sublease Agreement dated November 8, 2013, by and between Valeant Pharmaceuticals International, Inc. and Avanir Pharmaceuticals, Inc.	Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as Exhibit 10.34	December 11, 2013

10.37	Sublease Agreement dated August 6, 2014, by and between Avanir Pharmaceuticals, Inc. and Telogis Inc.	Filed herewith

10.38	Amended Change of Control Agreement by and between Avanir Pharmaceuticals, Inc. and Keith Katkin dated as of December 1, 2014	Filed herewith

10.39	Form of Severance Letter	Filed herewith

10.40	Form of Amendment to Change of Control Agreement	Filed herewith

10.41	Form of Good Reason Waiver Letter	Filed herewith

21.1	List of Subsidiaries	Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 21.1	December 8, 2010

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

99.1	NUEDEXTA Safety Information	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANIR PHARMACEUTICALS, INC.

By:	/S/ KEITH A. KATKIN
Keith A. Katkin
President and Chief Executive Officer

Date: December 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KEITH A. KATKIN Keith A. Katkin	President and Chief Executive Officer (Principal Executive Officer)	December 10, 2014

/S/ CHRISTINE G. OCAMPO, CPA Christine G. Ocampo, CPA	Vice President, Finance (Principal Financial and Accounting Officer)	December 10, 2014

/S/ CRAIG A. WHEELER Craig A. Wheeler	Director, Chairman of the Board	December 10, 2014

/S/ HANS E. BISHOP Hans E. Bishop	Director	December 10, 2014

/S/ MARK CORRIGAN, MD Mark Corrigan, MD	Director	December 10, 2014

/S/ DAVID J. MAZZO, PH.D. David J. Mazzo, Ph.D.	Director	December 10, 2014

/S/ CORINNE NEVINNY Corinne Nevinny	Director	December 10, 2014

/S/ DENNIS G. PODLESAK Dennis G. Podlesak	Director	December 10, 2014

Avanir Pharmaceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Financial Statements:
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avanir Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

December 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Avanir Pharmaceuticals, Inc.

We have audited the internal control over financial reporting of Avanir Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Avanir Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avanir Pharmaceuticals, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014 and our report dated December 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

December 10, 2014

Avanir Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$271,870	$55,259
Restricted cash and cash equivalents	1,320	966
Trade receivables, net	22,831	12,526
Inventories, net	799	710
Prepaid expenses	1,631	1,391
Other current assets	2,366	992

Total current assets	300,817	71,844
Restricted investments	1,304	1,304
Property and equipment, net	3,631	1,593
Non-current inventories, net	620	784
Other assets	611	554

Total assets	$306,983	$76,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,724	$5,876
Accrued expenses	15,370	11,909
Accrued compensation and payroll taxes	9,999	7,776
Deferred royalty revenues	—	1,289
Current portion of notes payable, net of debt discount	—	7,943

Total current liabilities	32,093	34,793
Other liabilities	1,501	1,393
Notes payable, net of current portion and debt discount	—	21,422

Total liabilities	33,594	57,608

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock — $0.0001 par value, 300,000,000 and 200,000,000 shares authorized as of September 30, 2014 and 2013, respectively; 193,672,800 and 152,063,621 shares issued and outstanding as of September 30, 2014 and 2013, respectively	19	15
Additional paid-in capital	824,342	518,992
Accumulated deficit	(550,972)	(500,536)

Total stockholders’ equity	273,389	18,471

Total liabilities and stockholders’ equity	$306,983	$76,079

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

	Years Ended September 30,
	2014	2013	2012
Revenues:
Net product sales	$105,441	$70,692	$37,075
Revenues from royalties	2,743	4,454	4,200
Revenues from co-promote activities	6,735	—	—
Revenues from research grant services	110	220	—

Total revenues	115,029	75,366	41,275

Operating expenses:
Cost of product sales	3,324	4,002	2,120
Cost of research grant services	198	148	—
Research and development	44,004	49,506	23,066
Selling and marketing	77,656	63,202	52,463
General and administrative	36,191	29,935	22,028

Total operating expenses	161,373	146,793	99,677

Loss from operations	(46,344)	(71,427)	(58,402)
Other income (expense):
Interest income	20	52	43
Interest expense	(3,312)	(4,098)	(1,386)
Loss on early extinguishment of debt	(789)	—	—
Other, net	(8)	—	4

Loss before provision for income taxes	(50,433)	(75,473)	(59,741)
Provision for income taxes	3	3	3

Net loss	$(50,436)	$(75,476)	$(59,744)

Basic and diluted net loss per share	$(0.31)	$(0.53)	$(0.45)

Basic and diluted weighted average number of common shares outstanding	161,269,021	142,269,399	133,358,571

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT SEPTEMBER 30, 2011	125,443,788	$13	$436,643	$(365,316)	$71,340
Net loss	—	—	—	(59,744)	(59,744)
Issuance of common stock in connection with:
Exercise of stock options	1,673,811	—	1,345	—	1,345
Exercise of warrants	5,445,061	1	7,786	—	7,787
Sale of stock, net of offering costs	3,668,656	—	10,063	—	10,063
Vesting of restricted stock units	204,176	—	—	—	—
Issuance of warrants to purchase common stock in connection with notes payable	—	—	1,169	—	1,169
Share-based compensation expense	—	—	4,877	—	4,877

BALANCE AT SEPTEMBER 30, 2012	136,435,492	14	461,883	(425,060)	36,837
Net loss	—	—	—	(75,476)	(75,476)
Issuance of common stock in connection with:
Exercise of stock options	1,033,833	—	1,497	—	1,497
Exercise of warrants	782,294	—	1,015	—	1,015
Sale of stock, net of offering costs	12,965,465	1	48,751	—	48,752
Vesting of restricted stock units	846,537	—	—	—	—
Share-based compensation expense	—	—	5,846	—	5,846

BALANCE AT SEPTEMBER 30, 2013	152,063,621	15	518,992	(500,536)	18,471
Net loss	—	—	—	(50,436)	(50,436)
Issuance of common stock in connection with:
Exercise of stock options	1,425,419	—	3,316	—	3,316
Exercise of warrants	25,548	—	—	—	—
Sale of stock, net of offering costs	39,354,687	4	295,350	—	295,354
Vesting of restricted stock units	803,525	—	—	—	—
Share-based compensation expense	—	—	6,684	—	6,684

BALANCE AT SEPTEMBER 30, 2014	193,672,800	$19	$824,342	$(550,972)	$273,389

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(50,436)	$(75,476)	$(59,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,402	826	700
Allowance for doubtful accounts	—	208	—
Amortization of debt discount and debt issuance costs	401	596	213
Share-based compensation expense	6,684	5,846	4,877
Loss on disposal of assets	9	—	—
Non-cash loss on early extinguishment of debt	345	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(10,305)	(5,502)	(5,221)
Inventories, net	75	(170)	(279)
Prepaid expenses and other assets	(1,782)	484	(209)
Accounts payable	372	2,888	(328)
Accrued expenses and other liabilities	3,647	5,466	4,723
Accrued compensation and payroll taxes	2,223	2,173	1,352
Deferred product revenues, net	—	—	(1,653)
Deferred royalty revenues	(1,289)	(2,761)	(2,089)

Net cash used in operating activities	(48,654)	(65,422)	(57,658)

Cash flows from investing activities:
Purchases of property and equipment	(3,058)	(449)	(813)
Purchases of restricted investments and restricted cash and cash equivalents	(354)	(315)	(104)
Proceeds from maturities of restricted short-term investments	—	402	—
Proceeds from disposal of fixed asset	7	—	—

Net cash used in investing activities	(3,405)	(362)	(917)

Cash flows from financing activities:
Repayments of notes payable	(30,000)	—	—
Proceeds from debt, net of issuance costs	—	—	29,615
Proceeds from issuances of common stock, net of commissions and offering costs	295,354	48,753	10,063
Proceeds from exercise of stock options and warrants	3,316	2,512	9,132

Net cash provided by financing activities	268,670	51,265	48,810

Net change in cash and cash equivalents	216,611	(14,519)	(9,765)
Cash and cash equivalents at beginning of year	55,259	69,778	79,543

Cash and cash equivalents at end of year	$271,870	$55,259	$69,778

Supplemental disclosures of cash flow information:
Interest paid	$4,251	$2,685	$649
Income taxes paid	$3	$3	$3
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$561	$163	$—
Issuance of warrants for common stock in connection with notes payable	$—	$—	$1,169

See notes to consolidated financial statements.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Avanir Pharmaceuticals, Inc. and subsidiaries (“Avanir”, the “Company” or “we”) is a biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutic products for the treatment of central nervous system disorders. The Company’s lead product, NUEDEXTA® (referred to as AVP-923 during clinical development) is a first-in-class dual N-methyl-D-aspartate (NMDA) receptor antagonist and sigma-1 agonist. NUEDEXTA 20/10mg (dextromethorphan hydrobromide 20 mg/quinidine sulfate 10 mg) is approved in the United States for the treatment of pseudobulbar affect (“PBA”). It is also approved for the symptomatic treatment of PBA in the European Union in two dose strengths, NUEDEXTA 20/10 mg and NUEDEXTA 30/10 mg. The Company commercially launched NUEDEXTA in the United States in February 2011 and is currently assessing plans regarding the potential commercialization of NUEDEXTA in the European Union.

The Company is studying the clinical utility of AVP-923 in other mood/behavior disorders and movement disorders, including the potential treatment of agitation in patients with Alzheimer’s disease and the potential treatment of levodopa-induced dyskinesia in Parkinson’s disease (“LID”). The Phase 2 LID study is supported by a grant from the Michael J. Fox Foundation. The Phase 2 study of agitation in Alzheimer’s disease was recently completed and, on September 15, 2014, the Company announced positive results for this study (see “AVP-923 for the treatment of Agitation in patients with Alzheimer’s disease,” below).

The Company is also developing AVP-786, an investigational drug product containing deuterium-modified dextromethorphan and quinidine for the potential treatment of neurologic and psychiatric disorders. The Company completed pharmacokinetic studies with AVP-786 and, based on these data, the Company has identified a formulation of AVP-786 to move forward into clinical studies. This AVP-786 formulation contains significantly less quinidine than used in AVP-923. In June 2013, the U.S. Food and Drug Administration (“FDA”) agreed to an expedited development pathway for AVP-786, requiring only a limited non-clinical package as part of the Investigational New Drug (“IND”) application. In August 2014, the Company initiated a Phase 2 study for AVP-786 as an adjunctive therapy to antidepressants for the treatment of Major Depressive Disorder (“MDD”.)

The Company is also developing a novel Breath Powered™ intranasal delivery system containing low-dose sumatriptan powder acute treatment of migraine, AVP-825. If approved, this product would be the first and only fast-acting dry-powder nasal delivery form of sumatriptan. AVP-825 is licensed from OptiNose AS (“OptiNose”). Under the terms of the agreement, the Company assumed responsibility for regulatory, manufacturing, supply-chain and commercialization activities for the investigational product. In March 2014, the FDA accepted the Company’s New Drug Application (“NDA”) of AVP-825. In November 2014, the Company received a Complete Response Letter from the FDA, which requested that the Company assess the root cause(s) of device use errors observed in the previously conducted human factors testing. The Company is currently working to address these issues and intends to conduct a new human factors study, with input from the FDA, with a goal to respond to the Complete Response Letter in the first half of calendar 2015. The FDA did not find any clinical or non-clinical safety or efficacy issues nor chemistry, manufacturing, and controls (CMC) issues. The FDA did not request that any additional clinical trials be conducted prior to approval.

The Company entered into a multi-year agreement with Merck Sharp & Dohme Corp. (“Merck”) to co-promote Merck’s type 2 diabetes therapies JANUVIA® (sitagliptin) and the sitagliptin family of products in the long-term care institutional setting in the United States beginning October 1, 2013. The term of the Agreement will continue for three years following the launch date of the co-promotion activities, unless terminated earlier pursuant to the terms of the agreement. Under the terms of the Agreement, the Company will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the Products sold by the Company above a predetermined baseline. A significant majority of the fee is performance-based. Over the three years of the agreement, Avanir could receive up to $46.7 million in compensation, including revenue earned in the first contract year. See Note 11, “Research, License, Supply and other Agreements.”

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company developed and licensed certain intellectual property rights relating to NUEDEXTA and the existing drug candidates (AVP-923, AVP-786 and AVP-825) and the Company continues to actively seek to acquire rights to other complementary products and technologies, particularly following the successful defense of the patents underlying NUEDEXTA. As a result, the Company intends to seek to in-license or acquire through other means, such as mergers, stock purchases or asset purchases, complementary products and technologies, as well as sales and marketing infrastructure and other assets or resources. There can be no assurance, however, that the Company will be successful in acquiring any additional assets, or that the Company will receive the anticipated benefits of any such acquisitions.

Avanir was incorporated in California in August 1988 and was reincorporated in Delaware in March 2009.

Basis of presentation

The consolidated financial statements include the accounts of Avanir Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on September 30 of each year. The years ended September 30, 2014, 2013, and 2012 are herein referred to as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2014 and 2013.

Deferred rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of September 30, 2014 and 2013 was approximately $681,000 and $367,000, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

At September 30, 2014 and 2013, the Company’s financial instruments include cash and cash equivalents, restricted cash and cash equivalents, trade receivables, restricted investments, accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities. In addition, at September 30, 2013, the Company’s financial instruments included notes payable. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, trade receivables, accounts payable, accrued expenses, accrued compensation and payroll taxes, and other liabilities approximates fair value due to the short-term maturities of these instruments. The Company’s restricted investments are carried at amortized cost which approximates fair value. Based on borrowing rates available to the Company at September 30, 2013, the carrying value of notes payable approximated fair value.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product Sales — NUEDEXTA.    NUEDEXTA is sold primarily to third-party wholesalers that, in turn, sell this product to retail pharmacies, hospitals, and other dispensing organizations. The Company has entered into agreements with wholesale customers, group purchasing organizations and third-party payers throughout the United States. These agreements frequently contain commercial terms, which may include favorable product pricing and discounts and rebates payable upon dispensing the product to patients. Additionally, these agreements customarily provide the customer with rights to return the product, subject to the terms of each contract. Consistent with pharmaceutical industry practice, wholesale customers can return purchased product during an 18-month period that begins six months prior to the product’s expiration date and ends 12 months after the expiration date. The Company recognizes revenue upon delivery of NUEDEXTA to its wholesalers and other customers.

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

The Company offers discounts to certain of its customers, including discounts to wholesalers for certain services, cash discounts to customers for the early payment of trade receivables and patient discounts in the form of co-pay assistance for the purchase of NUEDEXTA through the use of coupons. The Company accrues for discounts based on the contractual terms of agreements with customers and historical experience. The estimated redemption cost of the coupons accrued is based on the historical experience for NUEDEXTA and sell-through data purchased from third parties. Cash discount accruals for early payment of trade receivables are recorded as a contra asset to trade receivables in the Company’s consolidated balance sheets. All other discount accruals are recorded in accrued expenses in the Company’s consolidated balance sheets.

The Company participates in various managed care access rebate programs, the largest of which relate to Medicaid, Medicare and commercial insurers. The Company also incurs chargebacks which are contractual discounts given primarily to federal government agencies and group purchasing organizations. The Company estimates rebate and chargeback accruals using quantitative factors such as contractual terms of agreements with its customers, historical experience, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. These quantitative factors are supplemented by additional factors such as management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in sales trends, an evaluation of current laws and regulations and product pricing. The Company evaluates percentages of NUEDEXTA sold to qualified patients primarily through analysis of wholesaler and other third party sell-through and research data. Additionally, there is a significant time lag between the date the Company estimates the accrual and when the Company actually pays the accrual. Due to this time lag, the Company records

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments to estimated accruals over several periods, which can result in a net increase to net loss or a decrease to net loss in those periods. The rebate and chargeback accruals are recorded in accrued expenses in the Company’s consolidated balance sheets.

The Company estimates future returns and records a returns reserve as a reduction to revenue. The returns reserve represents a reserve for NUEDEXTA that may be returned primarily due to product expiration and is estimated based on contractual terms with customers and historical return trends as a percentage of gross sales. The returns reserve is recorded as a contra asset to trade receivables in the Company’s consolidated balance sheets. The Company has experienced annual returns of approximately 1% of gross product sales over the past two years.

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

A delivered element can be separated from other elements when it meets both of the following criteria:    (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If an element can be separated, the Company allocates amounts based upon the selling price of each element. The Company determines the selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of selling price of a similar product or service to a similarly situated customer. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement. The Company has not entered into any multiple element arrangements which have required the Company to estimate selling prices during fiscal 2014, 2013 and 2012.

License Arrangements.    License arrangements may consist of non-refundable up-front license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, and various performance or sales milestones. These arrangements are often multiple element arrangements

Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. The Company defers recognition of non-refundable up-front fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement. In addition, if the Company has required continuing involvement through research and development services that are related to its proprietary know-how and expertise of the delivered technology, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.

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

Certain royalty arrangements provide that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. For royalty revenue generated from the license agreement with GlaxoSmithKline (“GSK”), the Company recognized royalty revenue in the period in which the threshold is exceeded. For royalty revenue generated from the license agreement with Azur Pharma (“Azur”), the Company recognized revenue when it had determined that the threshold had been exceeded.

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

Co-Promotion Arrangements.    The Company recognizes both a fixed monthly fee and a performance fee as revenues from co-promote activities in the consolidated statements of operations. The fixed monthly fee is recognized ratably over the period earned. The performance fee is recognized when the products sold exceeds a predetermined baseline for the period. The receivable from the co-promotion fee is recorded in other current assets in the consolidated balance sheets.

Cost of product sales

Cost of product sales includes third-party royalties and direct and indirect costs to manufacture product sold, including packaging, storage, shipping and handling costs and the write-off of obsolete inventory.

Recognition of expenses in outsourced contracts

Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes expense as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period; (2) measurement of progress prepared internally and/or provided by the third-party service provider; (3) analyses of data that justify the progress; and (4) management’s judgment. Several of the Company’s contracts extend across multiple reporting periods.

Research and development expenses

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits and other overhead expenses, clinical trials, contract services and other outsourced contracts. Research and development expenses are charged to operations as they are incurred. Up-front

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments to collaborators made in exchange for the avoidance of potential future milestone and royalty payments on licensed technology are also charged to research and development expense when the drug is still in the development stage, has not been approved by the FDA for commercialization and has no alternative uses.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations for fiscal 2014, 2013, and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense related to all of the Company’s share-based awards for fiscal 2014, 2013 and 2012 was comprised of the following (in thousands):

	Years Ended September 30,
	2014	2013	2012
Share-based compensation classified as:
Research and development expense	$1,326	$1,072	$965
Selling and marketing expense	2,136	1,650	908
General and administrative expense	3,222	3,124	3,004

Total	$6,684	$5,846	$4,877

	Years Ended September 30,
	2014	2013	2012
Share-based compensation expense from:
Stock options	$4,540	$4,233	$3,643
Restricted stock units	2,144	1,613	1,234

Total	$6,684	$5,846	$4,877

Since the Company has a net operating loss carry-forward as of September 30, 2014, 2013, and 2012, no excess tax benefits for tax deductions related to share-based awards were recognized in the accompanying consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in fiscal 2014, 2013, and 2012 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Advertising expenses

Advertising costs are expensed as incurred, and these costs are included in selling and marketing expenses, which include promotional materials for physicians. Advertising costs were approximately $11.2 million, $8.9 million, and $7.3 million for fiscal 2014, 2013, and 2012, respectively.

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

The total unrecognized tax benefit resulting in a decrease in deferred tax assets and corresponding decrease in the valuation allowance at September 30, 2014 is $3.7 million. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at September 30, 2014 and 2013.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2015, and is currently evaluating the impact on its consolidated financial statements and disclosures.

3.	Inventories

Inventories are comprised of NUEDEXTA finished goods and the active pharmaceutical ingredients of NUEDEXTA, dextromethorphan hydrobromide (“DM”) and quinidine sulfate (“Q”), as well as the active pharmaceutical ingredient docosanol, and sumatriptan.

The composition of inventories as of September 30, 2014 and 2013 is as follows (in thousands):

	September 30,
	2014	2013
Raw materials	$954	$937
Work in progress	148	36
Finished goods	317	521

Total inventory	1,419	1,494
Less: current portion	(799)	(710)

Non-current portion	$620	$784

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount classified as non-current inventories is comprised of the raw material components for NUEDEXTA, DM and Q, which will be used in the manufacture of NUEDEXTA capsules beyond our one year operating cycle.

The following table presents the activity in inventory reserves for the last three fiscal years (in thousands):

	Balance at September 30, 2013	Usage	Balance at September 30, 2014
Reserve for excess and obsolete inventory
Reserve for NUEDEXTA	$41	$(29)	$12
Reserve for docosanol	316	—	316
Reserve for DM and Q	379	—	379

Total	$736	$(29)	$707

	Balance at September 30, 2012	Usage	Balance at September 30, 2013
Reserve for excess and obsolete inventory
Reserve for NUEDEXTA	$57	$(16)	$41
Reserve for docosanol	316	—	316
Reserve for DM and Q	379	—	379

Total	$752	$(16)	$736

	Balance at September 30, 2011	Usage	Balance at September 30, 2012
Reserve for excess and obsolete inventory
Reserve for NUEDEXTA	$82	$(25)	$57
Reserve for docosanol	316	—	316
Reserve for DM and Q	379	—	379

Total	$777	$(25)	$752

4.	Property and Equipment

Property and equipment as of September 30, 2014 and 2013 consist of the following (in thousands):

	September 30,
	2014	2013
Computer equipment and related software	$4,618	$2,988
Leasehold improvements	820	309
Office equipment, furniture and fixtures	1,539	1,460
Manufacturing equipment	1,407	232

	8,384	4,989
Accumulated depreciation	(4,753)	(3,396)

	$3,631	$1,593

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense associated with property and equipment was approximately $1.4 million, $826,000 and $700,000 for fiscal 2014, 2013, and 2012, respectively. In fiscal 2014, the Company evaluated the estimated remaining useful life of certain assets and recorded an additional depreciation expense of approximately $276,000.

5.	Accrued Expenses

Accrued expenses at September 30, 2014 and 2013 are as follows (in thousands):

	September 30,
	2014	2013
Accrued royalties, rebates, chargebacks, and distribution fees(1)	$9,450	$5,525
Accrued research and development expenses	2,355	2,146
Accrued selling and marketing expenses	1,731	2,139
Accrued general and administrative expenses	1,474	1,753
Other current liabilities	360	346

Total accrued expenses	$15,370	$11,909

(1)	Accrued royalties, rebates, chargebacks and distribution fees are directly impacted by product revenue and will fluctuate over time in relation to the change in product revenue.

6.	Deferred Revenues

The following table sets forth as of September 30, 2014 and 2013 the net deferred revenue balances for the Company’s sale of future Abreva® royalty rights to Drug Royalty USA (in thousands):

	2014	2013
Net deferred revenues as of October 1	$1,289	$4,049
Recognized as revenues during period	(1,289)	(2,760)

Net deferred revenues as of September 30	$—	$1,289

In November 2002, the Company sold to Drug Royalty USA an undivided interest in the Company’s rights to receive future Abreva royalties under the license agreement with GSK for $24.1 million (the “Drug Royalty Agreement” and the “GSK License Agreement,” respectively). Under the Drug Royalty Agreement, Drug Royalty USA had the right to receive royalties from GSK on sales of Abreva until the expiration of the patent for Abreva on April 28, 2014. The Company retained the right to receive 50% of all royalties (a net of 4%) under the GSK License Agreement for annual net sales of Abreva in the U.S. and Canada in excess of $62.0 million through April 28, 2014. In fiscal 2014, 2013, and 2012, the Company recognized royalties related to the annual net Abreva sales in excess of $62.0 million in the amount of approximately $1.5 million, $1.7 million and $1.6 million, respectively, which is included in the accompanying consolidated statements of operations as revenues from royalties. The GSK License Agreement expired in April 2014 and the Company does not expect any future revenues from royalties under this agreement.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the life of the license agreement. Based on a review of the Company’s continued involvement, the Company concluded that the sale proceeds did not meet any of the rebuttable presumptions that would require classification of the proceeds as debt.

7.	Notes Payable

In May 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank. The Loan Agreement provided for a term loan of $30.0 million which was funded upon closing of the transaction in June 2012. Under the terms of the Loan Agreement, interest accrued on the outstanding balance at a rate of 8.95% per annum. In the third fiscal quarter of 2013, the Company met the criteria to extend the interest only payment for six months. Therefore, until January 1, 2014 (the “Amortization Date”) the Company made monthly payments of interest only. In addition to the original principal, a final payment equal to 7% of the original purchase amount of the loan would have been due thirty months from the Amortization Date. The final payment was accreted as interest expense over the term of the debt using the interest method and the related liability of approximately $1.1 million was reported as of September 30, 2013.

The term loan under the Loan Agreement was repaid and terminated in September 2014 and the Company recorded a loss on early extinguishment of debt of approximately $789,000 comprised of the unamortized debt issuance costs, debt discount, and final payment fee.

In accordance with the terms of the Loan Agreement, the Company issued to the lenders warrants to purchase shares of the Company’s common stock equal to 4.55% of the original principal at a price per share equal to the lower of the 10-day average share price prior to closing or the price per share on the day of funding. Accordingly, the Company issued to the lenders warrants to purchase 491,007 shares of the Company’s common stock at an exercise price of $2.78 per share. As of September 30, 2014, none of the lenders’ warrants are outstanding. The relative fair value of the warrants was approximately $1.2 million and was estimated using the Black-Scholes model with the following assumptions: fair value of the Company’s common stock at issuance of $2.80 per share; ten-year contractual term; 96.7% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The relative fair value of the warrants was recorded as a debt discount, decreasing notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheets. The debt discount was being amortized to interest expense over the term of the debt using the interest method. For the years ended September 30, 2014, 2013, and 2012 debt discount amortization was approximately $340,000, $505,000 and $180,000, respectively.

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

For fiscal 2014, 2013, and 2012, the following options and warrants to purchase shares of common stock and restricted stock units were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Stock options	9,627,683	8,823,041	8,142,468
Stock warrants	—	53,957	1,201,116
Restricted stock units(1)	3,303,082	2,904,423	2,617,188

(1)	Includes 1,155,422, 1,267,215, and 1,600,564 shares of restricted stock in fiscal 2014, 2013, and 2012, respectively, awarded to directors that have vested but are still restricted until the directors resign.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Operating lease commitments.    The Company leases approximately 61,000 square feet of office space in Aliso Viejo, California. The lease has scheduled rent increases each year and expires in December 2020.

The Company also leases an additional approximately 38,000 square feet of office space in Aliso Viejo, California. The lease has scheduled rent increases each year and expires in October 2018. Approximately 30,000 square feet of office space is subleased through October 31, 2018. The sublease has scheduled rent increases each year.

Rent expense, excluding common area charges and other costs, was approximately $2.4 million, $1.1 million and $2.0 million in fiscal 2014, 2013, and 2012, respectively. Sublease rent income totaled approximately $113,000, $294,000 and $997,000 in fiscal 2014, 2013 and 2012, respectively. Future minimum rental payments under non-cancelable operating lease commitments, net of sublease payments as of September 30, 2014 are as follows (in thousands):

Year Ending September 30,	Minimum Payments	Lease Payments to be Received from Subleases	Net Payments
2015	$2,943	$(794)	$2,149
2016	3,031	(919)	2,112
2017	3,138	(955)	2,183
2018	3,230	(982)	2,248
2019	2,202	(82)	2,120
Thereafter	2,718	—	2,718

Total	$17,262	$(3,732)	$13,530

Legal contingencies.

Stockholder Class-Action Litigation Regarding Our Pending Acquisition by Otsuka

On December 1, 2014, Avanir entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Otsuka Pharmaceutical Co., Ltd., a Japanese joint stock company (“Otsuka”), and Bigarade Corporation, a Delaware corporation and a wholly-owned subsidiary of Otsuka (“Acquisition Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub will commence a tender offer (“Offer”) as soon as practicable after the date of the Merger Agreement, but in no event later than ten business days after the date of the Merger Agreement, to acquire all of the outstanding shares of common stock of the Company (the “Company Shares”) at a purchase price of $17.00 per Company Share net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest (the “Offer Price”). See Note 15, “Subsequent Events” for information regarding the Merger.

Following the announcement of the Merger Agreement on December 2, 2014, five putative stockholder class action complaints have been filed in the Delaware Court of Chancery against the Company, the Company’s board of directors, Otsuka and Acquisition Sub challenging the proposed Merger. The actions, brought by named plaintiffs John Kim, filed December 4, 2014; Adeline Speer, filed December 5, 2014; Henri Minette, filed December 5, 2014; Douglas Las Wengell, filed December 5, 2014; and Samuel Shoneye, filed December 9, 2014, allege that members of the Company’s board of directors breached their fiduciary duties by agreeing to sell the Company for inadequate consideration, by including terms providing for their continued employment in the post-transaction company, and/or by utilizing deal protection measures that discouraged competing bids. The complaints further allege that the Company, Otsuka, and Acquisition Sub aided and abetted these alleged breaches. Among other remedies, the plaintiffs seek to enjoin the Merger. The Company and Otsuka believe the allegations in the complaints are without merit and intend to defend vigorously against them.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional lawsuits may be filed against the Company, Otsuka, and/or the directors of either company in connection with the Merger.

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

On April 30, 2014, the United States District Court for the District of Delaware issued an Order finding the Company’s latest to expire patents to be valid and infringed. On May 14, 2014, the Court issued a judgment in favor of Avanir and a permanent injunction enjoining Par and Impax from manufacturing, using, offering to sell, or selling a generic version of NUEDEXTA during the terms of the ‘282 Patent and ‘484 Patent. The judgment also ordered that the FDA shall not approve Par’s and Impax’s generic product earlier than the latest date of expiration of the ‘282 Patent and ‘484 Patent, August 13, 2026.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 20, 2014, the United States District Court for the District of Delaware entered its Final Judgment triggering the appealability of the underlying decision. On September 11, 2014, Par filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit to the district court’s Order.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 30, 2014 and 2013.

Center for Neurologic Study (“CNS”) — The Company is party to an exclusive license agreement with CNS pursuant to which the Company licensed rights to certain patents relating to the use of DM/Q to treat neurological conditions.

The Company paid to CNS a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, the Company has been obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. Effective with the ANDA ruling on April 30, 2014, the Company no longer has a royalty obligation on revenue generated by sales of NUEDEXTA. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concert Pharmaceuticals, Inc. — The Company holds the exclusive worldwide marketing rights to develop and commercialize Concert’s deuterium-modified dextromethorphan (“d-DM”) compounds for the potential treatment of neurological and psychiatric disorders, as well as certain rights to other deuterium-modified dextromethorphan compounds pursuant to a license agreement with Concert.

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 — $6.0 million, $1.5 — $15.0 million, and $25.0 — $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1.0 billion annually. As of September 30, 2014, the Company has paid $2.0 million in fiscal 2014 and 2013 for milestones that have been achieved pursuant to this agreement, which were recorded to research and development expense in the accompanying consolidated statement of operations.

OptiNose AS — In July 2013, the Company entered into an exclusive license agreement for the development and commercialization of a novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825.

AVP-825 is licensed from OptiNose. Under the terms of the agreement, the Company paid OptiNose an up-front cash payment of $20.0 million in fiscal 2013, which was recorded to research and development expense in the accompanying consolidated statement of operations. The Company and OptiNose will share certain development costs. OptiNose is eligible to receive up to an additional $90.0 million in aggregate milestone payments resulting from the achievement of future clinical, regulatory and commercial milestones. In fiscal 2014, the Company paid to OptiNose $2.5 million for milestones that have been achieved pursuant to this agreement, and is included in research and development expenses in the consolidated statements of operations. In addition, following product approval, Avanir will be required to make tiered royalty payments to OptiNose of a low double-digits percentage of net sales in the United States, Canada and Mexico.

10.	Stockholders’ Equity

Common stock

Fiscal 2014.    In September 2014, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $200.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to an underwriting agreement with JP Morgan Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 18,200,000 shares of the Company’s common stock to the Underwriters. The shares were sold at a public offering price of $11.00 per share, and were purchased by the Underwriters at a price of $10.38125 per share. In September 2014, the Underwriters exercised their option to purchase an additional 2,730,000 shares of the Company’s common stock. This public offering was completed in September 2014 and the Company issued 20,930,000 shares of common stock and raised net proceeds of approximately $217.0 million, after deducting the Underwriter’s discounts and commissions and estimated offering expenses.

In August 2012, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $100.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen and Company, LLC (“Cowen”), providing for the sale of up to $25.0 million worth of shares of the Company’s common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012. On May 7, 2014, the Company amended its sales agreement with Cowen and filed with the SEC a

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectus providing for the sale of up to an additional $50.0 million worth of shares of the Company’s common stock from time to time in the open market at prevailing prices. On May 9, 2014, the Company concluded the offering and, accordingly, no further sales of common stock will be made pursuant to the Company’s prospectus dated May 7, 2014. During fiscal 2014, the Company issued approximately 11.3 million shares of common stock under the sales agreement raising net proceeds of approximately $49.1 million.

In July 2013, the Company filed with the SEC a shelf registration statement on Form S-3 to sell an aggregate of up to $150.0 million in common stock, preferred stock, debt securities and warrants. Included in this shelf registration on Form S-3 is a prospectus relating to a financing facility with Cowen, providing for the sale of up to $55.0 million worth of shares of the Company’s common stock from time to time into the open market at prevailing prices in accordance with the terms of a sales agreement entered into on August 8, 2012 and amended in July and December 2013. During fiscal 2014, approximately 7.2 million shares of common stock had been sold under this facility raising net proceeds of approximately $29.3 million.

During fiscal 2014, the Company issued 290,286 shares of common stock underlying restricted stock units previously awarded to a director and vested at September 30, 2013, but were subject to deferred delivery until resignation of the director, 513,239 shares of common stock in connection with the vesting of restricted stock units and 1,425,419 shares of common stock in connection with the exercise of stock options resulting in proceeds of approximately $3.3 million.

During the fiscal 2014, restricted stock unit awards issued to directors vested, representing a total of 188,218 shares of the Company’s common stock, but the issuance and delivery of these shares are deferred until the director resigns.

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

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

During fiscal 2014, 53,957 warrants were exercised in a cashless transaction resulting in the issuance of 25,548 shares of the Company’s common stock. The warrants were originally issued in May 2012 at an exercise price of $2.78 per share in connection with the Company’s financing transaction in May 2012. (See Note 7, “Notes Payable”). As of September 30, 2014 there were no warrants outstanding.

During fiscal 2013, the Company received proceeds of approximately $1.0 million from the exercise of warrants to purchase 710,109 shares of the Company’s common stock. The warrants had been issued in connection with the Company’s registered securities offering in April 2008 at an exercise price of $1.43 per share.

A following table summarizes all warrant activity for fiscal 2014 and 2013:

	Shares of Common Stock Purchasable Upon Exercise of Warrants	Weighted Average Exercise Price per Share	Range of Exercise Prices
Outstanding at September 30, 2012	1,201,116	$1.98	$1.43-$2.78
Exercised	(1,147,159)	$1.94	$1.43-$2.78

Outstanding at September 30, 2013	53,957	$2.78	$2.78
Exercised	(53,957)	$2.78	$2.78

Outstanding at September 30, 2014	—	$—	$0.00

Employee equity incentive plans

The Company currently has two equity incentive plans, which are the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2014 Incentive Plan (the “2014 Plan”). The 2000 Stock Option Plan (the “2000 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan”) are expired and the Company no longer grants share-based awards from these plans, however, grants are still outstanding under each of these plans at September 30, 2014. Together, the 2000 Plan, 2003 Plan, 2005 Plan and the 2014 Plan are referred to as the “Plans.” All of the Plans were approved by the stockholders, except for the 2003 Plan, which was approved solely by the Board of Directors. Share-based awards are subject to terms and conditions established by the Compensation Committee of the Company’s Board of

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted stock.

During fiscal 2014, the Company granted share-based awards under the 2005 Plan and the 2014 Plan. During fiscal 2013 and 2012, the Company granted share-based awards under the 2003 Plan and the 2005 Plan. Under the 2005 Plan and 2014 Plan, options to purchase shares, restricted stock units, restricted stock and other share-based awards may be granted to the Company’s directors, employees and consultants. Pursuant to the provisions for annual increases of the 2005 Plan, the number of authorized shares of common stock for issuance increased by 325,000 shares effective November 15, 2013. In February 2014, the Company’s shareholders approved the 2014 Plan and the initial authorized shares under the 2014 Plan are 17,000,000. As of September 30, 2014, the Company had an aggregate of 27,268,512 shares of its common stock reserved for future issuance under the Plans. Of those shares, 12,213,165 shares were related to outstanding options and other awards and 15,055,347 shares were available for future grants of share-based awards. The Company may also, from time to time, issue share-based awards outside of the Plans to the extent permitted by NASDAQ rules. As of September 30, 2014, there were 717,600 equity awards outstanding that were issued outside of the Plans as inducement option grants. None of the share-based awards are classified as a liability as of September 30, 2014.

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

Summaries of stock options outstanding and changes during fiscal 2014 are presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	8,823,041	$2.85
Granted	2,611,556	$3.98
Exercised	(1,425,419)	$2.33
Forfeited	(381,495)	$3.15

Outstanding at September 30, 2014	9,627,683	$3.22	7.1	$83,907,973

Vested and expected to vest in the future at September 30, 2014	9,279,640	$3.20	7.1	$81,073,221

Exercisable at September 30, 2014	5,149,145	$2.98	5.9	$46,220,186

The weighted average grant-date fair values of options granted during fiscal 2014, 2013, and 2012 were $2.68, $1.95 and $1.89 per share, respectively. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $7.1 million, $2.2 million and $3.7 million, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices. As of September 30, 2014, the total unrecognized compensation cost related to options was approximately $9.7 million, which is expected to be recognized over a weighted-average period of 2.7 years, based on the vesting schedules.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected term of options granted is based on analyses of historical

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Assumptions used in the Black-Scholes model for options granted during fiscal 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Expected volatility	78.6% — 85.6%	82.7% — 84.1%	103.7% — 108.7%
Weighted-average volatility	82.6%	83.7%	107.9%
Average expected term in years	5.4	5.4	5.8
Risk-free interest rate (zero coupon U.S. Treasury Note)	1.5% — 1.8%	0.8% — 1.7%	0.9% — 1.3%
Expected dividend yield	0%	0%	0%

Restricted stock units (“RSU”).    RSUs granted to employees generally vest based on three or four years of continuous service from the date of grant. RSUs granted to non-employee directors generally vest over the term of one year from the grant date and are not released until the awardee’s termination of service. Vesting for non-employee director grants allow for accelerated vesting of RSUs in the case of a non-employee director’s resignation where either: (i) he/she has served for at least four years as a member of the Board and is in good standing at the time of resignation, or (ii) he/she resigns for reasons related to health or family matters and is otherwise in good standing at the time of resignation. The following table summarizes the RSU activities for fiscal 2014.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2013	1,637,210	$2.40
Granted	1,637,190	$3.91
Vested	(691,732)	$2.61
Forfeited	(435,008)	$3.72

Unvested at September 30, 2014	2,147,660	$3.22

The weighted average grant-date fair value of RSUs granted during fiscal 2014, 2013, and 2012 was $3.91, $2.65 and $2.15 per unit, respectively. The fair value of RSUs vested during fiscal 2014, 2013, and 2012 was approximately $1.8 million, $1.4 million and $1.2 million, respectively. As of September 30, 2014, the total unrecognized compensation cost related to unvested stock units was approximately $5.6 million, which is expected to be recognized over a weighted-average period of 2.5 years, based on the vesting schedules and assuming no forfeitures.

At September 30, 2014, there were 1,155,422 shares of restricted stock with a weighted-average grant date fair value of $2.27 per share awarded to directors that have vested but are still restricted until the directors resign. In fiscal 2014, 2013, and 2012, 188,218 176,839 and 187,083 shares of restricted stock, respectively, vested but remained restricted.

During fiscal 2014, the Company granted performance RSUs to purchase 464,024 shares of common stock from the 2014 Plan. The performance RSUs are included in the above unvested RSU table. The RSUs had a performance goal related to fiscal 2014 performance that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over three years beginning on the date the performance goal is achieved (“Achievement Date”), with 50% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 50% of the RSU shares vesting annually in equal installments thereafter

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over two years. At September 30, 2014, the performance goal related to 371,791 performance RSUs had not been met and were cancelled and the performance goal related to 88,789 performance RSUs had been met, began vesting and are outstanding at September 30, 2014.

During fiscal 2012, the Company granted performance-based RSUs to purchase 30,000 shares of common stock from the 2003 Stock Option Plan. These performance-based RSUs are included in the above unvested RSU table. The RSUs have a performance goal related to revenue that determines when vesting begins and the actual number of shares to be awarded ranging from 0% to 100% of target. Vesting is over 4 years beginning on the Achievement Date, with 25% of the RSU shares vesting on the first anniversary of the Achievement Date and the remaining 75% of the RSU shares vesting quarterly in equal installments thereafter over three years. During fiscal 2014, the performance goal was met and vesting began, and all 30,000 performance-based RSUs were outstanding at September 30, 2014.

11.	Research, License, Supply and other Agreements

Center for Neurologic Study.    The Company is party to an exclusive license agreement with CNS pursuant to which the Company licensed rights to certain patents relating to the use of DM/Q to treat neurological conditions.

The Company paid to CNS a $75,000 milestone upon FDA approval of NUEDEXTA for the treatment of PBA in fiscal 2011. In addition, the Company has been obligated to pay CNS a royalty ranging from approximately 5% to 8% of net U.S. GAAP revenue generated by sales of NUEDEXTA. During fiscal 2014, 2013 and 2012, royalties of approximately $2.7 million, $3.5 million and $1.8 million respectively, were recorded to cost of product sales in the accompanying consolidated statements of operations. Effective with the ANDA ruling on April 30, 2014, the Company no longer has a royalty obligation on revenue generated by sales of NUEDEXTA. Under certain circumstances, the Company may have the obligation to pay CNS a portion of net revenues received if the Company sublicenses NUEDEXTA to a third party.

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

Under the agreement with Concert, the Company is obligated to make milestone and royalty payments to Concert based on successful advancement of d-DM products for one or more indications in the United States, Europe, and Japan. Individual milestone payments range from $2.0 — $6.0 million, $1.5 — $15.0 million, and $25.0 — $60.0 million for clinical, regulatory and commercial targets respectively, and in aggregate could total over $200 million. Royalty payments are tiered, beginning in the single-digits and increasing to the low double-digits for worldwide net sales of d-DM products exceeding $1.0 billion annually. As of September 30, 2014, the Company has paid $4.0 million for milestones that have been achieved pursuant to this agreement, which were recorded to research and development expense in the accompanying consolidated statement of operations.

OptiNose AS.    In July 2013, the Company entered into an exclusive license agreement for the development and commercialization of a novel Breath Powered intranasal delivery system containing low-dose sumatriptan powder to treat acute migraine, AVP-825. AVP-825 is licensed from OptiNose.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the agreement, the Company paid OptiNose an up-front cash payment of $20.0 million in fiscal 2013, which was recorded to research and development expense in the accompanying consolidated statements of operations. The Company and OptiNose will share certain development costs. OptiNose is eligible to receive up to an additional $90.0 million in aggregate milestone payments resulting from the achievement of future clinical, regulatory and commercial milestones. As of September 30, 2014, the Company has paid $2.5 million for milestones that have been achieved pursuant to this agreement, and is included in research and development expenses in the consolidated statements of operations. In addition, following product approval, the Company will be required to make tiered royalty payments to OptiNose of a low double-digit percentage of net sales in the United States, Canada and Mexico.

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

Under the terms of the Agreement, the Company will be compensated via a (i) fixed monthly fee and (ii) performance fee based on the amount of the products sold by the Company above a predetermined baseline. A significant majority of the fee is performance based. Over the three years of the agreement, the Company could receive up to a maximum of $46.7 million in compensation, including revenue earned in the first contract year.

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

GlaxoSmithKline Subsidiary, SB Pharmco Puerto Rico, Inc.    On March 31, 2000, the Company signed an exclusive license agreement with GSK for rights to manufacture and sell Abreva (docosanol 10% cream) as an over-the-counter product in the United States and Canada as a treatment for cold sores. Under the terms of the license agreement, GSK Consumer Healthcare is responsible for all sales and marketing activities and the manufacturing and distribution of Abreva in the U.S. and Canada. The terms of the license agreement provide for the Company to earn royalties on product sales. In October 2000 and August 2005, GSK launched Abreva in the United States and Canada, respectively. All milestones under the agreement were earned and paid prior to fiscal 2003. During fiscal 2003, the Company sold an undivided interest in the GSK license agreement to Drug Royalty with a term until the later of December 13, 2013 or until the expiration of the patent for Abreva on April 28, 2014. (See Note 6, “Deferred Revenues.”) The GSK License Agreement expired in April 2014 and the Company does not expect any future revenues from royalties under this agreement.

Azur Pharma.    In August 2007, the Company entered into a license agreement with Azur, where the Company could receive up to $2.0 million in royalties, based on 3% of annualized net product revenues in excess of $17.0 million. During fiscal 2012 the Company recorded royalty revenues of approximately $492,000 in connection

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with this agreement. As of September 30, 2012, the Company had received $2.0 million in royalties related to annual revenue in excess of $17.0 million and no further royalties will be recognized related under this license agreement.

12.	Income Taxes

Components of the income tax provision are as follows for the fiscal years ended September 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current:
State	$3	$3	$3

Deferred:
Federal	(16,455)	(23,056)	(15,487)
State	(2,844)	(4,939)	(2,731)

	(19,299)	(27,995)	(18,218)
Increase in deferred tax asset valuation allowance	19,299	27,995	18,218

Total income tax provision	$3	$3	$3

Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax balance are as follows (in thousands):

	2014	2013	2012
Net operating loss carryforwards	$170,660	$155,961	$135,430
Deferred Revenue	—	504	1,570
Research credit carryforwards	9,178	9,186	11,203
Capitalized license fees and patents	11,160	10,176	2,017
Capitalized research and development costs	—	30	100
Share-based compensation and options	10,347	8,452	6,980
Other	5,505	3,405	2,579

Deferred income tax assets	206,850	187,714	159,879

Deferred tax liabilities:
Other	—	(163)	(323)

Deferred tax liabilities	—	(163)	(323)

Less valuation allowance for net deferred income tax assets	(206,850)	(187,551)	(159,556)

Net deferred tax assets/(liabilities)	$—	$—	$—

The Company has provided a full valuation allowance against the net deferred income tax assets recorded as of September 30, 2014, 2013 and 2012 as the Company concluded that they are unlikely to be realized. As of September 30, 2014 the Company had federal and state net operating loss carryforwards of $446.6 million and $392.9 million, respectively. As of September 30, 2014 the Company had federal and California research and development credits of $7.6 million and $7.0 million, respectively. The net operating loss and research credit

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards will expire on various dates through 2029, unless previously utilized. The Company also has no foreign tax credit carryforwards at September 30, 2014. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss and credit carryforwards that the Company may use in any year.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company has completed an analysis under IRC Sections 382 and 383 through September 30, 2014, and has determined that it has not experienced an ownership change as defined by Section 382. The Company continues to monitor changes in our ownership as any future ownership changes may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the fiscal years ended September 30:

	2014	2013	2012
Federal statutory rate	(34)%	(34)%	(34)%
Increase in deferred income tax asset valuation allowance	38	37	31
State income taxes, net of federal effect	(6)	(5)	(5)
Research and development credits	—	3	1
Expired net operating loss and other credits	—	—	6
Other	2	(1)	1

Effective income tax rate	0%	0%	0%

13.	Employee Savings Plan

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 50% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan. However, the Company voluntarily contributed approximately $601,000, $401,000 and $412,000 in fiscal 2014, 2013, and 2012, respectively, to the plan.

14.	Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of discovery, development and commercialization of novel therapeutics for chronic diseases. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the company as a single operating segment.

The Company categorizes revenues by geographic area based on selling location. All operations are currently located in the United States; therefore, total revenues for fiscal 2014, 2013, and 2012 are attributed to the United States. All long-lived assets at September 30, 2014 and 2013 are located in the United States.

The Company sells NUEDEXTA to a limited number of wholesalers. Three wholesalers accounted for 88%, 88% and 89% of gross product sales in fiscal 2014, 2013 and 2012, respectively. In addition, the three wholesalers accounted for 93% and 91% of trade receivables at September 30, 2014 and 2013, respectively.

Avanir Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events

Merger Agreement

On December 1, 2014, Avanir entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Otsuka Pharmaceutical Co., Ltd., a Japanese joint stock company (“Otsuka”), and Bigarade Corporation, a Delaware corporation and a wholly-owned subsidiary of Otsuka (“Acquisition Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub will commence a tender offer (“Offer”) as soon as practicable after the date of the Merger Agreement, but in no event later than ten business days after the date of the Merger Agreement, to acquire all of the outstanding shares of common stock of the Company (the “Company Shares”) at a purchase price of $17.00 per Company Share net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest (the “Offer Price”). The Offer is not subject to a financing condition.

Acquisition Sub’s obligation to purchase the Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including (i) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Company Shares then owned by Otsuka, Acquisition Sub and their respective controlled affiliates, represents at least a majority of all then outstanding Company Shares (not including Company Shares tendered pursuant to guaranteed delivery procedures), (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit the Offer, the acquisition of Company Shares by Otsuka or Acquisition Sub or the Merger (as defined below) within the United States, (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) there not having been a material adverse effect on the Company following the execution of the Merger Agreement that is continuing, and (vii) other customary conditions.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Otsuka, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals (the “Merger”). The Merger Agreement contains certain customary termination rights in favor of each of the Company and Otsuka, including under certain circumstances, the requirement for the Company to pay to Otsuka a termination fee of $90 million.

Following the announcement of the Merger Agreement on December 2, 2014, five putative stockholder class action complaints have been filed in the Delaware Court of Chancery against the Company, the Company’s board of directors, Otsuka and Acquisition Sub challenging the proposed Merger. The actions, brought by named plaintiffs John Kim, filed December 4, 2014; Adeline Speer, filed December 5, 2014; Henri Minette, filed December 5, 2014; Douglas Las Wengell, filed December 5, 2014; and Samuel Shoneye, filed December 9, 2014, allege that members of the Company’s board of directors breached their fiduciary duties by agreeing to sell the Company for inadequate consideration, by including terms providing for their continued employment in the post-transaction company, and/or by utilizing deal protection measures that discouraged competing bids. The complaints further allege that the Company, Otsuka, and Acquisition Sub aided and abetted these alleged breaches. Among other remedies, the plaintiffs seek to enjoin the Merger. The Company and Otsuka believe the allegations in the complaints are without merit and intend to defend vigorously against them.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals.

* * * * *